Form 10-K
period 2014-12-31
VALIDUS HOLDINGS LTD
filed 2015-02-24
CIK 1348259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was $2,647.4 million computed upon the basis of the closing sales price of the Common Shares on June 30, 2014. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 20, 2015, there were 83,243,666 outstanding Common Shares, $0.175 par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2014.

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

Item 1.    Business
Overview
Validus Holdings, Ltd. was incorporated under the laws of Bermuda on October 19, 2005. Hereinafter, "the Company", "us" or "we" is used to describe any or all of Validus Holdings, Ltd. and its subsidiary companies. The Company conducts its operations worldwide through four operating segments which have been determined under U.S. GAAP segment reporting: Validus Re, AlphaCat, Talbot and Western World. Validus Re is a Bermuda-based reinsurance segment focused on short-tail lines of reinsurance. AlphaCat is a Bermuda-based investment adviser, managing capital from third parties and the Company in insurance linked securities and other investments in the property catastrophe reinsurance space. Talbot is a specialty insurance segment operating within the Lloyd's insurance market through Syndicate 1183. Western World is a specialty excess and surplus lines insurance segment operating within the U.S. commercial market.
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

•	Acquiring all of the outstanding shares of Flagstone Reinsurance Holdings, S.A. ("Flagstone") on November 30, 2012;

•	Acquiring all of the outstanding shares of Western World Insurance Group, Inc. ("Western World") on October 2, 2014;

•
Successfully launching a series of sidecars beginning on May 25, 2011 and most recently, raising $127.0 million of third party capital for AlphaCat 2015, Ltd. ("AlphaCat 2015") on December 29, 2014; of which, $117.4 was funded as at December 31, 2014. The remaining commitment of $9.6 million will be called and deployed throughout 2015;

•	Managing third party capital of $785.9 million for the AlphaCat Insurance Linked Securities ("ILS") funds as at December 31, 2014;

•	Delivering a 12.4% compounded annual growth in book value per diluted common share plus accumulated dividends from formation to December 31, 2014;

•
Declaring a $2.00 special dividend per common share and per common share equivalent on February 6, 2013 and, on that same date, increasing the annual dividend by 20% from $1.00 to $1.20 per common share and per common share equivalent;

•	Further increasing the annual dividend by an additional 6.7% from $1.20 to $1.28 per common share and per common share equivalent on February 3, 2015; and

•
Repurchasing approximately 71.4 million common shares for an aggregate purchase price of approximately $2,284.8 million and paying an aggregate amount of $947.0 million in dividends from formation to February 20, 2015.

Our Operating Subsidiaries
The following chart shows how our Company and its principal subsidiaries operate:

Validus Holdings, Ltd.
(Bermuda)
Validus Reinsurance, Ltd.
(Bermuda)
AlphaCat Managers, Ltd.
Talbot Holdings Ltd.
(Bermuda)
Western World
Insurance Group, Inc.
(Delaware)
Validus Reinsurance
(Switzerland) Ltd
(Switzerland)
Talbot 2002
Underwriting Capital, Ltd.
(U.K.)
Lloyds corporate name
Talbot Insurance
(Bermuda) Ltd.
(Bermuda)
Talbot Underwriting
Holdings Ltd.
(U.K.)
AlphaCat 2014, Ltd.
AlphaCat 2015, Ltd.
(a)
AlphaCat Reinsurance
Ltd.
AlphaCat Master Fund
Ltd.
AlphaCat ILS Funds (b)
PaCRe, Ltd. (c)
Talbot Underwriting Ltd.
(U.K.)

For a complete list of the Company’s subsidiaries, see Exhibit 21.

(a)	AlphaCat 2014 and AlphaCat 2015 are non-consolidated operating affiliates that are owned 19.6% and 20.0%, respectively, by the Company.

(b)	One of the funds is consolidated and the remaining funds are owned 7.9%, 39.7% and 9.1% by the Company.

(c)	The Company has an equity interest of 10% in PaCRe, the remaining 90% interest is held by third party investors.

Operating Segments
Validus Re: The Validus Re segment operates as a Bermuda-based provider of short-tail reinsurance products on a global basis. Validus Re concentrates on first-party property and other reinsurance risks commonly referred to as short-tail in nature due to the relatively brief period between the occurrence and payment of a claim.
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
On November 30, 2012, the Company acquired all of the outstanding shares of Flagstone, strengthening the Company's leading property catastrophe reinsurance and short-tail specialty insurance platform. The primary lines in which Flagstone conducted business were property catastrophe reinsurance, property pro rata and per-risk excess and short-tail specialty and casualty reinsurance such as aviation, energy, personal accident and health, satellite, marine and workers' compensation catastrophe. For segmental reporting purposes, the results of Flagstone’s reinsurance operations since the acquisition date have been included within the Validus Re segment in the Consolidated Financial Statements. As part of this acquisition, the Company acquired Flagstone Reassurance Suisse, SA and renamed it Validus Reinsurance (Switzerland) Ltd ("Validus Re Swiss"). Validus Re Swiss is based in Zurich, Switzerland. Through this local presence, the Company is in a position to closely follow and respond effectively to the changing needs of the various European and Bermuda insurance markets. Validus Re Swiss is licensed by the Swiss Financial Market Supervisory Authority, or FINMA, in Switzerland. Validus Re Swiss is also licensed as a permit company in Bermuda under the Companies Act and is registered in Bermuda as a Class 4 insurer under the Insurance Act, operating through its Bermuda branch, which complements our Swiss-based underwriters with a separate Bermuda underwriting platform.
The following are the primary lines in which Validus Re conducts its business. Details of gross premiums written by line of business, are provided below:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$631,032	55.5%	$744,630	59.9%	$771,617	68.2%
Marine	190,959	16.8%	194,001	15.6%	257,469	22.7%
Specialty	314,919	27.7%	303,891	24.5%	102,873	9.1%
Total	$1,136,910	100.0%	$1,242,522	100.0%	$1,131,959	100.0%

Property:    Validus Re underwrites property catastrophe reinsurance, property per risk reinsurance and property pro rata reinsurance.
Property catastrophe:  Property catastrophe reinsurance provides reinsurance for insurance companies’ exposures to an accumulation of property and related losses from separate policies, typically relating to natural disasters or other catastrophic events. Property catastrophe reinsurance is generally written on an excess of loss basis, which provides coverage to insurance companies when aggregate claims and claim expenses from a single occurrence for a covered peril exceed a certain amount specified in a particular contract. Under these contracts, the Company provides protection to an insurer for a portion of the total losses in excess of a specified loss amount, normally up to a maximum amount per loss and/or an aggregate amount across multiple losses, as specified in the contract. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to specific regions or geographical areas. Coverage can also vary from “all property” perils, which is the most expansive form of coverage, to more limited coverage of specified perils such as windstorm-only coverage. Property catastrophe reinsurance contracts are typically “all risk” in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. The predominant exposures covered are losses stemming from property damage and business interruption coverage resulting from a covered peril. Certain risks, such as war or nuclear contamination may be excluded, partially or wholly, from certain contracts. Gross premiums written on property catastrophe business during the year ended December 31, 2014 were $513.4 million.
Property per risk:  Property per risk reinsurance provides reinsurance for insurance companies’ excess retention on individual property and related risks, such as highly-valued buildings. Per risk reinsurance protects insurance companies on their primary insurance risks on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract. Such property per risk coverages are generally written on an excess of loss basis, which provides the reinsured with protection beyond a specified amount up to the limit set within the reinsurance contract. Gross premiums written on property per risk business during the year ended December 31, 2014 were $27.5 million.
Property pro rata:    Property pro rata contracts require that the reinsurer share the premiums as well as the losses and loss expenses in an agreed proportion with the cedant. Gross premiums written on property pro rata business during the year ended December 31, 2014 were $90.2 million.
Marine:    Validus Re underwrites reinsurance on marine risks covering damage to or losses of marine vessels and cargo, third-party liability for marine accidents and physical loss and liability from principally offshore energy properties. Validus Re underwrites marine on an excess of loss basis and on a pro rata basis. Gross premiums written on marine business during the year ended December 31, 2014 were $191.0 million.
Specialty:    Validus Re underwrites other lines of business depending on an evaluation of pricing and market conditions, which include aerospace and aviation, agriculture, financial, terrorism, life, accident and health, nuclear, workers’ compensation, crisis management, contingency, motor, technical, composite and trade credit lines. The Company seeks to underwrite specialty lines with very limited exposure correlation with its property, marine and energy portfolios. With the exception of the aerospace and aviation, agriculture, financial and trade credit lines of business, which have a meaningful portion of its gross premiums written volume on a proportional basis, the Company’s other specialty lines are written on an excess of loss basis. Gross premiums written on specialty business during the year ended December 31, 2014 were $314.9 million.
AlphaCat: AlphaCat Managers, Ltd. ("AlphaCat Managers") is an asset manager which has strategic relationships that leverage the Company’s underwriting and investment expertise. As an asset manager, AlphaCat Managers’ primary source of income is earned through management, performance and underwriting fees.
The AlphaCat segment is a core element within the Company's strategic initiative to expand into capital market activities by participating in the market for ILS. ILS are financial instruments whose fundamental value is determined by insurance losses caused by natural catastrophes such as major earthquakes and hurricanes. As the returns on ILS are primarily driven by natural catastrophes, when carefully structured, they are generally uncorrelated with the overall financial markets, making ILS an attractive asset class for capital market investors.
AlphaCat invests in private reinsurance transactions, as well as catastrophe bonds, a common type of ILS issued by insurance and reinsurance companies. AlphaCat leverages the Company's extensive business sourcing, underwriting, research and analytic capabilities to construct ILS portfolios subject to prudent risk constraints.
AlphaCat investors access this uncorrelated asset class through various funds and sidecars that participate in the market via AlphaCat Reinsurance Ltd. ("AlphaCat Re"), a Bermuda provider of fully collateralized property catastrophe reinsurance and retrocession capacity and AlphaCat Master Fund Ltd. ("AlphaCat Master Fund"), a Bermuda investment fund investing in reinsurance related capital markets transactions.
The various funds and sidecars are included in the results of the AlphaCat segment through either consolidation or as income from operating affiliates, depending on the assessment of accounting treatment under the appropriate U.S. GAAP guidance. The results of PaCRe are consolidated in the AlphaCat segment with the offsetting 90% third party ownership accounted for within noncontrolling interest.
During the first quarter of 2012, to better align the Company’s operating and reporting structure with its strategy, there was a change in the Company's segment structure. This change included reporting the AlphaCat group of companies as a separate operating segment. The AlphaCat segment currently includes AlphaCat Re 2011 Ltd. ("AlphaCat Re 2011") (off-risk), AlphaCat Re 2012 Ltd. ("AlphaCat Re 2012") (off-risk), AlphaCat 2013, Ltd. ("AlphaCat 2013") (off-risk), AlphaCat 2014, Ltd. ("AlphaCat 2014"), AlphaCat 2015, Ltd. ("AlphaCat 2015"), PaCRe, the AlphaCat ILS funds and the BetaCat ILS funds.

The following are the primary financial indicators for the AlphaCat segment:

	Year ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Managed gross premiums written	$135,181	(7,965)	$143,146	(4,945)	$148,091
Other insurance related income	27,122	698	26,424	3,195	23,229
Income from operating affiliates	17,723	3,434	14,289	1,709	12,580
Managed gross premiums written:    Managed gross premiums written includes gross premiums written by our non-consolidated affiliates, AlphaCat Re 2011 and AlphaCat Re 2012. A reconciliation of managed gross premiums written to gross premiums written, the most comparable U.S. GAAP financial measure, is presented in the section entitled "Non-GAAP Financial Measures." Managed gross premiums written for the year ended December 31, 2014 were $135.2 million.
Other insurance related income: Other insurance related income primarily includes third party and related party management and performance fee income. Other insurance related income for the year ended December 31, 2014 was $27.1 million.
Income from operating affiliates: Income from operating affiliates includes income from our non-consolidated operating affiliates accounted for as equity method investments. At December 31, 2014, AlphaCat's non-consolidated operating affiliates were AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014, AlphaCat 2015 and three of the AlphaCat ILS funds. For further details on the operating affiliates, refer to Note 9 "Investments in affiliates" to the Consolidated Financial Statements in Part II, Item 8. Income from operating affiliates for the year ended December 31, 2014 was $17.7 million.

	Assets Under Management
(Dollars in thousands)	As at December 31, 2014	As at December 31, 2013
Related party	$346,907	$392,384
Third party	1,533,840	1,204,562
Total	$1,880,747	$1,596,946
Assets under management: Assets under management ("AUM") represents total assets managed by AlphaCat Managers on behalf of related and third party investors. AUM includes the assets of AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014, AlphaCat 2015, PaCRe, the AlphaCat ILS funds and the BetaCat ILS funds. AUM as at December 31, 2014 was $1.9 billion.
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
The Company has expanded and diversified its business through Syndicate 1183’s access to Lloyd’s license agreements with regulators around the world. Talbot Underwriting Risk Services Ltd. (London), Talbot Underwriting Services, (U.S.) Ltd. (New York), Talbot Underwriting (MENA) Ltd. (Dubai), Validus Reaseguros, Inc. (Miami), Validus Re Chile S.A. (Chile), Talbot Risk Services (Labuan) Pte Limited (Malaysia), and Talbot Risk Services Pte, Ltd. (Singapore and Australia), act as approved Lloyd’s coverholders for Syndicate 1183.

The following are the primary lines in which Talbot conducts its business. Details of gross premiums written by line of business are provided below:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$337,210	30.6%	$345,831	31.7%	$324,910	30.1%
Marine	392,701	35.6%	381,238	34.9%	396,207	36.7%
Specialty	371,859	33.8%	364,821	33.4%	357,519	33.2%
Total	$1,101,770	100.0%	$1,091,890	100.0%	$1,078,636	100.0%
Property:    The main sub-classes within the property class are International and North American direct and facultative contracts, lineslips and binding authorities, together with a book of business written on a treaty reinsurance basis. The business written is mostly commercial and industrial insurance. Coverage provided includes all risks of direct physical loss or damage, business interruption and natural catastrophe perils. Property also includes onshore energy and construction business. Within the onshore energy sector, covered occupancies include oil, gas, petrochemicals, chemical, power generation and utilities and process industries. Coverage is typically all risks and includes machinery breakdown and business interruption where required. The primary focus within the construction line is on major capital projects, placed on a direct or facultative subscription basis. The business is mainly short-tail with premiums for reinsurance and direct and facultative business, substantially earned within 12 months and premiums for lineslips and binding authorities mainly earned within 12 months of the expiry of the contract, however there are a minority of risks with long-term policies. Gross premiums written on property business during the year ended December 31, 2014 were $337.2 million, including $55.2 million of treaty reinsurance.
Marine:    The main types of business within the marine class are hull, cargo, offshore energy, marine and energy liabilities, yachts and a book of business written on a treaty reinsurance basis. Hull consists primarily of ocean going vessels and covers worldwide risks on an all risks or total loss only basis. Cargo consists of worldwide transits with a particular emphasis on oil cargo, project cargo, pre-launch satellite and space risks, specie, fine art and high value motor vehicles. Offshore energy covers a variety of oil and gas industry exploration and production risks. The marine and energy liability account provides cover for protection and indemnity clubs and a wide range of companies operating in the marine and energy sectors. Most business written is short-tail, enabling a quicker and more accurate picture of expected profitability than is the case for long-tail business. The marine and energy liability account, which makes up $59.8 million of the $392.7 million of gross premiums written during the year ended December 31, 2014, is the primary long-tail business in this class.
Specialty:    This class consists of war (comprising marine & aviation war, political risks and political violence, including war on land), financial institutions, contingency, accident and health, aviation direct and aviation treaty. With the exception of aviation treaty, most of the business within the specialty class is written on a direct or facultative basis or under a binding authority through a coverholder. Gross premiums written on the specialty business during the year ended December 31, 2014 were $371.9 million.
War:    The marine and aviation war account covers physical damage to aircraft and marine vessels caused by acts of war and terrorism. The political risk account deals primarily with expropriation, contract frustration/trade credit, kidnap and ransom, and malicious and accidental product tamper. The political violence account mainly insures physical loss to property or goods anywhere in the world, caused by war, terrorism or civil unrest. This class is often written in conjunction with cargo, specie, property, energy, contingency and political risk. The period of the risks can extend up to 36 months and beyond. Gross premiums written on war business during the year ended December 31, 2014 were $189.7 million.
Aviation:    The aviation account insures major airlines, airport operations, aviation products and airports, general aviation, satellites and a book of business written on a treaty reinsurance basis. The coverage includes excess of loss treaties with medium to high attachment points. Gross premiums written on aviation business during the year ended December 31, 2014 were $93.5 million.
Financial Institutions:    Talbot’s financial institutions team underwrites bankers blanket bond, commercial crime, computer crime, professional indemnity and directors’ and officers’ coverage for various types of financial institutions and similar companies. The team also provides professional indemnity and directors' and officers' coverage to a more general selection of clients. Bankers blanket bond and commercial crime insurance products are specifically designed to protect against direct financial loss caused by fraud/criminal actions and mitigate the damage such activities may have on the asset base of the insured. Computer crime insurance protects against the misappropriation of funds and assets via the insured's computer system. Professional indemnity insurance protects businesses in the event that legal action is taken against them by third parties claiming professional negligence. Directors’

and officers’ insurance protects directors and officers against personal liability for losses incurred by a third party due to negligent performance by a director or officer. The financial institutions account is longer tail business as the periods of time between the occurrence, reporting and settlement of claims can be several years. Gross premiums written on financial institutions business for the year ended December 31, 2014 were $40.3 million.
Accident and Health:    The accident and health account provides insurance in respect of individuals in both their personal and business activity together with corporations where they have an insurable interest relating to death or disability of employees or those under contract. Gross premiums written on accident and health business during the year ended December 31, 2014 were $26.4 million.
Contingency:    The main types of covers written under the contingency account are event cancellation, non-appearance and prize indemnity business. Gross premiums written on contingency business during the year ended December 31, 2014 were $21.9 million.
Western World:  On October 2, 2014, the Company acquired all of the outstanding shares of Western World, a U.S. based specialty excess and surplus lines insurance company. The acquisition provided the Company with enhanced access to the specialty U.S. commercial insurance market, the world's largest short-tail market, complementing the Company's existing market positions in both Bermuda reinsurance and the Lloyd's marketplace and increasing the Company's ability to leverage operational strengths in short-tail classes of business. In addition, the acquisition improves the Company's ability to manage (re)insurance cycles.
Western World primarily insures small to medium size commercial and institutional risks covering general liability, professional liability, products liability, miscellaneous malpractice and property classes through three wholly owned insurance subsidiaries: Western World Insurance Company ("WWIC"), Tudor Insurance Company ("Tudor") and Stratford Insurance Company ("Stratford"). WWIC, Tudor and Stratford are domiciled in New Hampshire. WWIC operates as a surplus lines insurer in all other jurisdictions. Tudor is licensed as a domestic surplus lines insurer in New Hampshire and is authorized to conduct business as a surplus lines insurer in all other jurisdictions. Stratford operates as an admitted insurer in 49 jurisdictions.
The following are the primary lines in which Western World conducts its business. Details of gross premiums written by line of business are provided below:

	Year Ended December 31, 2014 (a)
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)
Property	$9,983	15.3%
Liability	55,252	84.7%
Total	$65,235	100.0%

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.
Property:    This class consists of habitational and mercantile risks and is primarily offered on a package basis with the liability coverage. Gross premiums written on property business during the year ended December 31, 2014 were $10.0 million.
Liability:    This class consists of occurrence-based coverage for contractors, dwellings, special events, manufacturers, social workers, drug clinics and exercise and health facilities. Coverage is also provided on a claims-made basis for lines such as directors' and officers', and errors and omissions liability. Gross premiums written on the liability business during the year ended December 31, 2014 were $55.3 million.

Enterprise Risk Management
Risk Management Framework: The Company believes in having a culture that embraces sound risk management practices at all levels of the organization. We have therefore implemented an Enterprise Risk Management (“ERM”) framework (the “Framework”) that is aligned with the Company’s culture and responds to the needs of the business. The Framework has been established to identify, assess, quantify and manage risks and opportunities. In particular it is designed to:

•	Establish the principles by which the Company can evaluate the risk/reward trade-offs associated with key strategic and tactical decisions.

•	Establish a risk governance structure that, in respect of all activities related to ERM, operates with clearly defines roles and responsibilities.

•	Establish minimum requirements that must be met by each of the Company’s segments.

•	Identify and assess all risks and causes of risks arising out of the Company’s strategic initiatives, internal processes, and external environment.

•	Establish a set of responses to manage the Company’s risks within its stated risk appetite and risk tolerances.

•
Establish procedures through which near-miss and actual incidents, that either have the potential to impact or have impacted the Company, are reported and reviewed in order to inform the risk identification and assessment process.

Risk Governance: Our risk governance philosophy reflects the overall governance of the Company, with the segments given broad autonomy over the management of their business, while adhering to the overall strategy of the Company. Similarly, the segments have broad operational latitude over their risk management functions while staying within the parameters set by the Company.
Our risk governance structure has the flexibility to allow integration of Western World into the Company while taking into account their long history, work culture and risk practices. Western World’s existing risk management is complemented by our experience in implementing the Company's risk framework. We will leverage our regulatory experience in Bermuda and London to facilitate Western World’s compliance with the U.S. Own Risk Solvency Assessment ("ORSA") requirements.
The Company’s Board of Directors has established a separate Risk Committee ("RC") that is governed by a charter which is updated and reviewed periodically by the Board of Directors. The RC is responsible for, among other things, approving the Framework, working with management to ensure ongoing, effective implementation of the Framework and reviewing the Company’s specific risk limits as defined in the Framework, including limits related to major categories of risk. The implementation of risk policies and oversight of risk management is the responsibility of the Group Risk Management Committee ("GRMC"). The GRMC reports to the RC and is governed by a charter that is reviewed and approved annually by the RC. The GRMC also has two subcommittees, the Model Risk Subcommittee and the Operational Risk Subcommittee, both of which are governed by charters that are reviewed annually by the RC. Various risk policies are in place to facilitate consistent risk assessment across the Company and to ensure that strategic business decisions are supported by effective modeling and analysis.
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
Exposure Management: In order to manage the assumption of insurance risk, the Company has established risk limits through both qualitative and quantitative considerations, including factors such as market share, history of and expertise in a class of business or jurisdiction, transparency and symmetry of available information, reliability of pricing models and availability and cost of reinsurance. These limits are reviewed at least annually and aligned to the overall risk appetite established by the Company’s Board of Directors. In addition, a group exposure management policy is in place to ensure appropriate and consistent risk assessment and aggregation of exposures that accumulate between the operating companies in the group.
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
Model Validation Framework: The Company relies extensively on a wide range of models to support key decisions made across the business. We have therefore implemented a Model Validation Framework to establish a uniform set of validation and governance standards that ensure the quality and reliability of key models across the Company.
Portfolio Optimization: The Company has developed a comprehensive and integrated Economic Capital Model (“ECM”) framework to facilitate the consistent assessment of risk, including risks classified as operational. This framework includes assessment at the individual operating company level, as well as across the Company. Using the ECM framework, the Company is able to assess the impact on risk appetite metrics of key strategic and tactical decisions as well as the risk return trade-offs associated with these decisions, including growth strategy, new product launch, business mix and retrocession strategy, mergers and acquisitions, planning and budgeting, investment strategy and capital management.
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
All of the Company’s underwriters adhere to a strict set of underwriting guidelines and letters of authority that specifically address the limits of their underwriting authority and their referral criteria. The Company’s current underwriting guidelines and letters of authority include:

•	lines of business that a particular underwriter is authorized to write;

•	exposure limits by line of business;

•	contractual exposures and limits requiring mandatory referrals; and

•	levels of analysis to be performed by lines of business.
In general, our underwriting approach is to:

•	seek high quality clients who have demonstrated superior performance over an extended period;

•	evaluate our clients’ exposures and make adjustments where their exposure is not adequately reflected;

•	apply the comprehensive knowledge and experience of our entire underwriting team to make progressive and cohesive decisions about the business they underwrite; and

•	employ our well-founded and carefully maintained market contacts within the Company to enhance our robust distribution capabilities.
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
Commercial Vendor Models: The Company licenses two major commercial vendor models (RMS and AIR) to assess the adequacy of risk pricing and to monitor its overall exposure to risk in correlated geographic zones. The vendor models enable the Company to aggregate exposures by correlated event loss scenarios, which are probability-weighted. This enables the generation of exceedance probability curves for the portfolio and major geographic areas. Once exposures are modeled using one of the vendor models, the other model is used as both a reasonability check and as validation of the loss scenarios developed and reported by the first. The two commercial models each have unique strengths and weaknesses. For example, it is sometimes necessary to impose changes to frequency and severity.
The Company also uses its quantitative expertise to improve the reliability of the vendor model outputs and expedite scientific review and operationalization of their findings to formulate its view of risk in the following areas:

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

•	Performing independent checks on the accuracy of reported building characteristics through third-party tools;

•	Prior to making overall adjustments for changes in climate variables, other variables are carefully examined (for example, demand surge, storm surge, and secondary uncertainty); and

•	To properly quantify risk, we frequently adjust vendor models in advance of their updates based on the latest scientific studies and claims data.
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
The following table sets forth the gross premiums written allocated to the territory of coverage exposure:

	Year Ended December 31, 2014
	Gross Premiums Written
(Dollars in thousands)	Validus Re	AlphaCat	Talbot	Western World (d)	Eliminations	Total	%
United States	$442,314	$30,987	$108,458	$65,235	$(11,026)	$635,968	27.0%
Worldwide excluding United States (a)	76,129	7,331	139,570	—	(1,334)	221,696	9.4%
Australia and New Zealand	20,257	1,019	9,736	—	—	31,012	1.3%
Europe	58,236	3,005	45,615	—	(2,305)	104,551	4.4%
Latin America and Caribbean	54,053	—	116,281	—	(23,958)	146,376	6.2%
Japan	43,310	608	4,116	—	(608)	47,426	2.0%
Canada	3,670	215	10,194	—	(214)	13,865	0.6%
Rest of the world (b)	21,467	—	93,012	—	—	114,479	4.8%
Sub-total, non United States	277,122	12,178	418,524	—	(28,419)	679,405	28.7%
Worldwide including United States (a)	179,564	92,016	96,187	—	(22,463)	345,304	14.6%
Other locations non-specific (c)	237,910	—	478,601	—	(13,902)	702,609	29.7%
Total	$1,136,910	$135,181	$1,101,770	$65,235	$(75,810)	$2,363,286	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risk in one geographic zone.

(c)
The other locations non-specific category refers to business for which an analysis of exposure by geographic zone is not applicable, such as marine and aerospace risks, since these exposures can span multiple geographic areas and, in some instances, are not fixed locations.

(d)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.
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
AlphaCat: AlphaCat has ceded only a minimal level of business to third parties and will typically write contracts on a net retention basis only.
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
The type, quantity and cost of cover of the proposed reinsurance program is reviewed by the Chief Executive Officer of the Talbot group, and ultimately authorized by the Talbot Underwriting Ltd. ("TUL") Board.
The reinsurance program is purchased in the months prior to the beginning of the covered period. All reinsurance contracts arranged are authorized for purchase by the Talbot Managing Director. Slips are developed prior to inception to ensure that optimum cover is achieved. After purchase, cover notes are reviewed by the relevant class underwriters and presentations made to all underwriting staff to ensure they are aware of the boundaries of the cover.
Western World Ceded Reinsurance: The reinsurance program is managed by senior management. Western World uses brokers to provide guidance on modeling, prices and preparing contract terms and conditions. The main type of reinsurance purchased is excess of loss on a risk attaching basis. Western World utilizes reinsurance to reduce earnings volatility, protect capital and to limit the exposure to risk concentration.
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
Currently, our largest broker relationships, as measured by gross premiums written, are with Aon Benfield Group Ltd., Marsh & McLennan and Willis Group Holdings Ltd. The following table sets forth the Company’s gross premiums written by broker:

	Year Ended December 31, 2014
	Gross Premiums Written
(Dollars in thousands)	Validus Re	AlphaCat	Talbot	Western World (a)	Eliminations	Total	%
Name of Broker
Aon Benfield Group Ltd.	$342,882	$17,151	$152,521	$—	$(37,768)	$474,786	20.1%
Marsh & McLennan	413,619	44,142	216,103	—	(1,368)	672,496	28.5%
Willis Group Holdings Ltd.	240,646	48,951	141,553	—	(5,328)	425,822	18.0%
Sub-total	997,147	110,244	510,177	—	(44,464)	1,573,104	66.6%
All Others/Direct	139,763	24,937	591,593	65,235	(31,346)	790,182	33.4%
Total	$1,136,910	$135,181	$1,101,770	$65,235	$(75,810)	$2,363,286	100.0%

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

Reserve for Losses and Loss Expenses
For insurance and reinsurance companies, a significant judgment made by management is the estimation of the reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated incurred liability for both reported and unreported claims.
The following tables show certain information with respect to the Company’s gross and net reserves:

	As at December 31, 2014
(Dollars in thousands)	Gross Case Reserves	Gross Incurred But Not Reported Reserves	Total Gross Reserve for Losses and Loss Expenses
Property (a)	$628,289	$472,122	$1,100,411
Marine	426,631	399,417	826,048
Specialty	273,450	441,237	714,687
Liability (a)	166,953	426,295	593,248
Total	$1,495,323	$1,739,071	$3,234,394

(a)	The reserves for losses and loss expenses of Western World are consolidated from the October 2, 2014 date of acquisition.

	As at December 31, 2014
(Dollars in thousands)	Net Case Reserves	Net Incurred But Not Reported Reserves	Total Net Reserve for Losses and Loss Expenses
Property (a)	$545,699	$399,418	$945,117
Marine	398,121	362,971	761,092
Specialty	246,693	394,296	640,989
Liability (a)	158,473	351,257	509,730
Total	$1,348,986	$1,507,942	$2,856,928

(a)	The reserves for losses and loss expenses of Western World are consolidated from the October 2, 2014 date of acquisition.
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
The nature of the Company’s high excess of loss and catastrophe business can result in loss expenses and payments that are both irregular and significant. Such losses are part of the normal course of business for the Company. Adjustments to reserves for individual years can also be irregular and significant. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to extrapolate future redundancies or deficiencies based upon historical experience. See Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements.”
The tables below present the development of the Company’s unpaid losses and loss expense reserves on both a net and gross basis. The cumulative redundancy (deficiency) calculated on a net basis differs from that calculated on a gross basis. As different reinsurance programs cover different underwriting years, net and gross loss experience will not develop proportionately. The top line of each table shows the estimated liability, net and gross of reinsurance recoveries, as at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss expenses, including IBNR, arising in the current and all prior years that are unpaid at that date. The tables also show the re-estimated amount of the previously recorded reserve liability based on experience as of the balance sheet date of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The cumulative redundancy (deficiency) represents the aggregate change with respect to that liability originally estimated, as of December 31, 2014. The lower portion of each table also reflects the cumulative paid losses relating to these reserves. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future.

Analysis of Losses and Loss Expense Reserve Development Net of Recoveries

	Years Ended December 31,
(Dollars in thousands)	2006	2007	2008	2009	2010	2011	2012 (b)	2013	2014 (d)
Estimated liability for unpaid losses and loss expenses, net of reinsurance recoverable	$77,363	$791,713	$1,096,507	$1,440,369	$1,752,839	$2,258,658	$3,077,606	$2,660,245	$2,856,928
Net loss reserves disposed							(36,519)
Liability re-estimated as of: (c)
One year later	60,106	722,010	1,018,930	1,283,759	1,596,720	2,083,378	2,835,639	2,408,038
Two years later	54,302	670,069	937,696	1,181,987	1,451,448	1,954,084	2,662,571
Three years later	50,149	606,387	902,161	1,085,664	1,404,349	1,860,323
Four years later	46,851	584,588	847,935	1,053,327	1,361,282
Five years later	45,946	547,965	827,153	1,013,019
Six years later	45,199	544,656	825,567
Seven years later	44,567	538,439
Eight years later	43,605
Cumulative redundancy (deficiency) (a)	33,758	253,274	270,940	427,350	391,557	398,335	378,516	252,207
Cumulative paid losses, net of reinsurance recoveries, as of: (c)
One year later	$27,180	$216,469	$353,476	$384,828	$476,779	$631,889	$916,796	$816,823
Two years later	34,935	320,803	562,831	634,041	741,940	1,047,879	1,446,139
Three years later	39,520	350,521	662,319	744,324	902,507	1,264,608
Four years later	41,746	374,788	722,652	818,184	1,002,242
Five years later	41,901	390,895	753,899	854,823
Six years later	43,571	403,540	769,119
Seven years later	43,794	409,234
Eight years later	43,164

(a)	See Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

(b)	The reserves for losses and loss expenses of Flagstone are consolidated from the November 30, 2012 date of acquisition.

(c)	The impact of foreign currency exchange rate movements is excluded from the re-estimated liability and from paid losses.

(d)	The reserves for losses and loss expenses of Western World are consolidated from the October 2, 2014 date of acquisition.

Analysis of Losses and Loss Expense Reserve Development Gross of Recoveries

		Years Ended December 31,
(Dollars in thousands)	2006	2007	2008	2009	2010	2011	2012 (b)	2013	2014 (d)
Estimated gross liability for unpaid losses and loss expenses	$77,363	$926,117	$1,305,303	$1,622,134	$2,035,973	$2,631,143	$3,517,573	$3,030,399	$3,234,394
Gross loss reserves disposed							(36,590)
Liability re-estimated as of: (c)
One year later	60,106	846,863	1,223,018	1,484,646	1,854,565	2,422,343	3,266,832	2,719,232
Two years later	54,302	791,438	1,164,923	1,385,533	1,705,995	2,257,704	3,066,429
Three years later	50,149	745,624	1,134,043	1,288,915	1,648,273	2,157,008
Four years later	46,851	721,730	1,079,842	1,252,042	1,574,858
Five years later	45,946	675,884	1,055,033	1,198,135
Six years later	45,199	668,266	1,034,276
Seven years later	44,567	661,445
Eight years later	43,605
Cumulative redundancy (deficiency)(a)	33,758	264,672	271,027	423,999	461,115	474,135	414,554	311,167
Cumulative paid losses, gross of reinsurance recoveries, as of: (c)
One year later	$27,180	$245,240	$437,210	$455,182	$557,894	$807,296	$1,065,485	$961,061
Two years later	34,935	394,685	706,249	709,309	878,406	1,279,820	1,687,413
Three years later	39,520	452,559	825,159	864,918	1,057,705	1,574,951
Four years later	41,746	480,277	898,338	950,013	1,187,167
Five years later	41,901	496,511	933,825	1,002,614
Six years later	43,571	509,513	964,380
Seven years later	43,794	517,630
Eight years later	43,165

(a)	See Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

(b)	The reserves for losses and loss expenses of Flagstone are consolidated from the November 30, 2012 date of acquisition.

(c)	The impact of foreign currency exchange rate movements is excluded from the re-estimated liability and from paid losses.

(d)	The reserves for losses and loss expenses of Western World are consolidated from the October 2, 2014 date of acquisition.

The following table presents an analysis of the Company’s paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

	Years Ended December 31,
(Dollars in thousands)	2014 (a)	2013	2012 (c)
Reserve for losses and loss expenses, beginning of year	$3,030,399	$3,517,573	$2,631,143
Losses and loss expenses recoverable	(370,154)	(439,967)	(372,485)
Net reserves for losses and loss expenses, beginning of year	2,660,245	3,077,606	2,258,658
Net loss reserves acquired (disposed)	525,091	(36,519)	639,641
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	1,024,256	999,380	1,174,415
Prior years (b)	(252,207)	(205,448)	(174,969)
Total incurred losses and loss expenses (b)	772,049	793,932	999,446
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(245,084)	(244,682)	(182,146)
Prior years	(816,823)	(916,796)	(653,874)
Total net paid losses	(1,061,907)	(1,161,478)	(836,020)
Foreign exchange	(38,550)	(13,296)	15,881
Net reserve for losses and loss expenses, end of year	2,856,928	2,660,245	3,077,606
Losses and loss expenses recoverable	377,466	370,154	439,967
Reserve for losses and loss expenses, end of year	$3,234,394	$3,030,399	$3,517,573

(a)	The reserves for losses and loss expenses of Western World are consolidated from the October 2, 2014 date of acquisition.

(b)
Upon closing the acquisition of Western World, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $4,607 during the year ended December 31, 2014. The remaining fair value adjustment will be amortized in 2015.

(c)	The reserves for losses and loss expenses of Flagstone are consolidated from the November 30, 2012 date of acquisition.
Validus Re and AlphaCat: Validus Re and AlphaCat’s loss reserves are established based upon an estimate of the total cost of claims that have been incurred, including estimates of unpaid liability on known individual claims, the costs of additional case reserves ("ACRs") on claims reported but not considered to be adequately reserved in such reporting and amounts that have been incurred but not yet reported. ACRs are used in certain cases and are calculated based on management’s estimate of the required case reserve on an individual claim less the case reserves reported by the client. The Validus Re Loss Reserve Committee follows catastrophe event ultimate loss reserve estimation procedures for the investigation, analysis, estimation and approval of ultimate loss reserving resulting from any material catastrophe event.
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
Western World: Western World's loss reserves are established based upon an estimate of the total cost of claims incurred, including case reserves and IBNR. Case reserves are established by Western World claims personnel. The amount of the reserve is based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the type of loss. The estimate reflects the informed judgment of such personnel based on their knowledge, experience and Western World's established reserving practices. Until the claim is resolved, these estimates are revised as deemed appropriate by the responsible claims personnel based on subsequent developments and periodic reviews of the case. IBNR reserves are established based on generally accepted actuarial techniques. These techniques assume that past experience, adjusted for the effects of current developments, such as trends in loss costs or in the legal and claims environment, are an appropriate basis for predicting future events.
As with Validus Re and AlphaCat, Talbot and Western World's loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of the expectations of the ultimate settlement and administration costs of claims incurred. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. The uncertainty surrounding estimated costs is also greater in cases where large, unique events have been reported and the associated claims are in the early stages of resolution. As a result of these uncertainties, it is likely that the ultimate liability will differ from such estimates, perhaps materially.
In respect of the risks related to the reserve for losses and loss expenses for all segments, see Part I, Item 1A, "Risk Factors" Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" and Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements." Loss reserves are reviewed regularly and adjustments to reserves, if any, will be recorded in earnings in the period in which they are determined. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates.
Notable loss events: For disclosure purposes, only those loss events which aggregate to more than a certain threshold on a consolidated basis are disclosed separately and included in the reserve for notable loss events and reserve for potential development on notable loss events tables. Notable loss events are first determined at the respective operating segments based on segment thresholds and are then aggregated and only disclosed if it is determined that they reach the consolidated threshold for notable loss event disclosure. The Company increased the consolidated threshold for disclosure of notable loss events effective January 1, 2011, from $5.0 million to $15.0 million. The Company further increased the threshold for disclosure of notable loss events effective January 1, 2013 from $15.0 million to $30.0 million.

Non-notable loss events: For disclosure purposes, only those loss events which aggregate to more than $15.0 million but less than $30.0 million on a consolidated basis are disclosed separately and included in the Company's analysis of losses and loss expenses. Non-notable loss events are first determined at the respective operating segments based on segment thresholds and are then aggregated and only disclosed if it is determined that they reach the consolidated threshold for non-notable loss event disclosure. As noted above, effective January 1, 2013, the Company increased the consolidated threshold for disclosure of notable loss events from $15.0 million to $30.0 million. Therefore, the effective date for the disclosure of non-notable loss events which aggregate to more than $15.0 million but less than $30.0 million on a consolidated basis is January 1, 2013.

During 2010 and 2011, given the complexity and severity of notable loss events in each of those years, an explicit reserve for potential development on notable loss events ("RDE") was included within the Company’s IBNR reserving process. As uncertainties surrounding initial estimates on notable loss events have developed, this reserve has been allocated to specific notable loss events, to the point where the reserve had been fully allocated at December 31, 2013. No RDE has been established for 2012, 2013 or 2014 notable loss events.
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
Changes to the reserve for potential development on notable loss events are considered in light of changes to previous loss estimates from notable loss events in this re-estimation process. To the extent that there are continued complexity and volatility factors relating to notable loss events in the aggregate, additions to the RDE may be established for a specific accident year, as illustrated in the RDE roll forward table which can be found in Item. 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Investment Management
The Company manages its investment portfolio on a consolidated basis. As we provide predominantly short-tail insurance and reinsurance coverage, we could become liable to pay substantial claims on short notice. Accordingly, we follow a conservative investment strategy designed to emphasize the preservation of invested assets and provide sufficient liquidity for the prompt payment of claims. Our Board of Directors, led by our Finance Committee, Chief Financial Officer and Chief Investment Officer oversees our investment strategy and has established investment guidelines for us. The investment guidelines dictate the portfolio’s overall objectives, benchmark portfolios, eligible securities, duration, use of derivatives, inclusion of foreign securities, diversification requirements and average portfolio rating. Management and the Finance Committee periodically review these guidelines in light of our investment goals and consequently they may change at any time.
Substantially all of the fixed maturity investments held at December 31, 2014 were publicly traded. At December 31, 2014, the average duration of the Company’s fixed maturity and short term investment portfolio, excluding assets held in trust on behalf of operating affiliates, was 2.16 years (December 31, 2013: 1.84 years). Management emphasizes capital preservation for the portfolio and maintains a significant allocation of short-term investments. At December 31, 2014, the average rating of the portfolio was AA- (2013: AA-). At December 31, 2014, the total fixed maturity portfolio was $5.5 billion (2013: $5.5 billion), of which $2.5 billion (2013: $2.5 billion) was rated AAA.

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
Western World:   The claims handling process is a vital component of Western World's products and is a key part of the relationship between the insured and Western World. It is the policy of the Western World to investigate, analyze and resolve all claims promptly, fairly and efficiently. Western World's claims philosophy is to provide the highest quality customer service by employing experienced staff specialized in claims handling.
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

Regulation
The following is a discussion of the regulatory environment and certain key requirements in the jurisdictions of our significant operating subsidiaries.
Bermuda
General: As a holding company, Validus Holdings, Ltd. is not subject to Bermuda insurance regulation. However, the Insurance Act 1978 and its related regulations (the "Insurance Act") regulates the Company’s operating insurance subsidiaries in Bermuda, and it provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. The Insurance Act makes no distinction between insurance and reinsurance business. The Company has eight Bermuda licensed insurance subsidiaries: Validus Reinsurance, Ltd., a Class 4 insurer; Validus Reinsurance (Switzerland) Ltd (Bermuda Branch) (formerly known as Flagstone Réassurance Suisse S.A. (Bermuda Branch)), a Class 4 insurer; PaCRe, Ltd., a Class 4 insurer; IPCRe Limited ("IPCRe") (formerly known as Validus Re Americas, Ltd.), a Class 3A insurer; Validus Re Americas, Ltd. (formerly known as Longhorn Re, Ltd.), a Class 3A insurer; Talbot Insurance (Bermuda), Ltd. ("TIBL"), a Class 3 insurer; AlphaCat Reinsurance, Ltd., a Class 3 insurer; and Mont Fort Re Ltd., a Class 3 insurer. The Company also has investments in two Bermuda-based insurance affiliates, AlphaCat Re 2011, Ltd. and AlphaCat Re 2012, Ltd., each licensed as a Special Purpose Insurer (“SPI”) under the Insurance Act.
Regulation of Class 3, 3A and 4 insurers: Significant aspects of the Bermuda insurance regulatory framework and requirements imposed on Class 3, 3A and Class 4 insurers are noted below.
Principal Representative and Principal Office: The Insurance Act requires that every insurer appoint and maintain a principal representative resident in Bermuda and maintain a principal office in Bermuda. It is the duty of the principal representative on his reaching a view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable event has, to the principal representative's knowledge, occurred, to immediately notify the BMA and to make a report in writing to the BMA within 14 days of the prior notification setting out all the particulars of the case that are available to the principal representative.
Where there has been a significant loss which is reasonably likely to cause the insurer to fail to comply with its enhanced capital requirement, the principal representative must also furnish the BMA with a capital and solvency return reflecting an enhanced capital requirement prepared using post-loss data. The principal representative must provide this within 45 days of notifying the BMA regarding the event.
Approved Independent Auditor: Class 3, 3A and 4 insurers must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which are required to be filed annually with the BMA. The independent auditor must be approved by the BMA.
Approved Loss Reserve Specialist: Class 3, 3A and 4 insurers are required to submit an opinion of their approved loss reserve specialist with their statutory financial return in respect of their losses and loss expense provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.
Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return: Class 3, 3A and 4 insurers must prepare annual statutory financial statements as prescribed in the Insurance Act. The statutory financial statements are separate from the annual financial statements prepared in accordance with GAAP Standards defined and discussed further below. Class 3, 3A and 4 insurers are also required to prepare and file with the BMA statutory financial returns unless granted an exemption under section 56 of the Insurance Act. The statutory financial return includes, among other items, a report of the approved independent auditor on the statutory financial statements of such insurer, a statutory solvency certificate, the statutory financial statements, the opinion of the loss reserve specialist, a special purpose business solvency certificate in relation to any special purpose business undertaken, and in the case of Class 3A and 4 insurers only a schedule of reinsurance ceded. In addition, Class 3A and 4 insurers are required to file a capital and solvency return in respect of their general business which shall include, amongst other items, the regulatory risk based capital model, a schedule of net reserves for losses and loss expense provisions by line of business and a schedule of premiums written by line of business, a schedule of risk management and schedules of fixed income securities. Class 3A and 4 insurers are also required to file audited annual financial statements, prepared in accordance with either International Financial Reporting Standards, generally accepted accounting principles (GAAP) that apply in Bermuda, Canada, the United Kingdom or the United States of America or such other GAAP as the BMA may recognize (together “GAAP Standards”), which are published on the BMA website.

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
Class 3 and 3A:
(a)$1,000,000;
(b)20% of net premiums written up to $6,000,000 (being gross premiums written less any premiums ceded by the insurer for reinsurance); or where net premiums written exceed $6,000,000, $1,200,000 plus 15% of the net premiums written in excess of $6,000,000; or
(c)15% of net losses and loss expense provisions and other insurance reserves (general business)
and in the case of Class 3A insurers only 25% of the insurer's enhanced capital requirement.
Minimum Liquidity Ratio: The Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, investments in mortgage loans on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as investments in and advances to affiliates. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax, sundry liabilities (by interpretation, those not specifically defined), letters of credit, guarantees and other instruments.
Enhanced Capital Requirement: Class 3A and 4 insurers are required to maintain available statutory capital and surplus with respect to its general business at a level equal to or in excess of its enhanced capital requirement (“ECR”) which is calculated at the end of its relevant year by reference to the Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal capital model. The BSCR employs a standard mathematical model that correlates risk underwritten by Bermuda insurers to the capital that is dedicated to the business. The ECR is equal to the higher of each insurer's MSM or the BSCR/approved internal capital model. The BMA expects Class 3A and 4 insurers to operate at or above a target capital level (“TCL”) which exceeds the insurer's ECR. The TCL for a Class 3A and 4 insurer is set at 120% of its ECR.
Eligible Capital: To enable the BMA to better assess the quality of an insurer’s capital resources, Class 3A and 4 insurers must maintain available capital in accordance with a '3 tiered capital regime'. All capital instruments are classified as either basic or ancillary capital which in turn are classified into one of three tiers (Tiers 1, 2 and 3) based on their "loss absorbency" characteristics ("Tiered Capital Requirements"). Eligibility limits are then applied to each tier in determining the amounts eligible to cover regulatory capital requirement levels. The highest capital is classified as Tier 1 Capital, lesser quality capital is classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to satisfy the Class 3A and 4 insurers' MSM and ECR requirements.
Group Supervision: The BMA may, in respect of an insurance group, determine whether it is appropriate for it to be the group supervisor of that group. For purposes of the Insurance Act, an insurance group is defined as a group of companies that conducts insurance business. The BMA may make such determination where it ascertains that (i) the group is headed by a "specified insurer" (that is to say, it is headed by either a Class 3A, 3B, 4 or Class C, D or E insurer or another class of insurer designated by order of the BMA); or (ii) where the insurance group is not headed by a "specified insurer" whether it is headed by a parent company which is incorporated in Bermuda; or (iii) where the parent company of the group is not a Bermuda incorporated company, whether the BMA is satisfied that the insurance group is directed and managed from Bermuda or the insurer with the largest balance sheet total in the insurance group is a specified insurer. Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the "designated insurer" in respect of that insurance group and it shall give written notice to the designated insurer and other competent authorities that it is the group supervisor.

The BMA is our group supervisor and Validus Reinsurance, Ltd. is the "designated insurer" of our group. The BMA maintains a register of particulars for every insurance group for which it acts as the group supervisor detailing: the name and address of the designated insurer; name and address of each member company of the insurance group falling within the scope of group supervision; the name and address of the principal representative of the insurance group in Bermuda; the name and address of other competent authorities supervising other member companies of the insurance group; and the name and address of the insurance group auditors. The designated insurer must notify the BMA of any changes to the details entered on the register in respect of that insurance group.
As group supervisor, the BMA will perform a number of functions including (i) coordinating the gathering and dissemination of essential or relevant information including disseminating information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the financial situation of the insurance group; (iii) carrying out an assessment of the insurance group's compliance with the rules on solvency, risk concentration, intra-group transactions and governance systems; (iv) planning and coordinating, with other competent authorities concerned, supervisory activities in respect of the insurance group; (v) coordinating any enforcement action that may be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors in order to facilitate the carrying out of the functions described above.
Group Actuary: Every insurance group is required to submit an annual group actuarial opinion when filing its group statutory financial return. The group actuary must be approved by the BMA.
Group Solvency: The Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011 and Insurance (Group Supervision) Rules 2011 (together, "Group Rules"), will apply to us so long as the BMA remains our group supervisor. The BMA has implemented and imposed many of the additional requirements described in this section as part of its efforts to gain equivalence under Solvency II. Solvency II is an EU directive covering the capital adequacy, risk management and regulatory reporting for insurers and was adopted by the European Parliament in April 2009. The BMA will now wait until further notice to implement Solvency II as a result of the delay in the implementation of Solvency II in Europe. In addition, through the Group Rules, the BMA may take action which affects the Company.
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
Every insurance group must also prepare and submit a group capital and solvency return (the "Group Capital and Solvency Return") which comprises the group BSCR model or outputs from an approved group internal capital model, along with the returns prescribed in the applicable schedules to the Group Rules. The Group Capital and Solvency Return is submitted by the designated insurer on behalf of the group and must include a declaration signed by two directors of the parent company, one of which may be the chief executive, and either the chief risk officer of the parent company, or the chief financial officer of the parent company.
Every insurance group must prepare and submit, on an annual basis, consolidated audited financial statements including notes to the financial statements of the parent company of the group prepared under GAAP Standards ("Group Financial Statements"). The Group Financial Statements must be audited annually by the group's approved auditor who must prepare an auditor's report in accordance with generally accepted auditing standards. The designated insurer is required to file with the BMA annually the audited Group Financial Statements within five months from the end of the relevant financial year (unless specifically extended). The Group Financial Statements are published by the BMA on its website.
Group Quarterly Financial Returns: In addition to the annual filings, the designated insurer is required to prepare and file, on behalf of the group, quarterly financial returns no later than the end of the month of each May, August and November for the first, second and third quarters respectively. The quarterly financial return shall consist of (a) quarterly unaudited (consolidated) group financial statements in respect of its business for each financial quarter where such statements are the most recent produced by the group, and must not reflect a financial position that exceeds two months and (b) details of material intra-group transactions and risk concentrations, including among other things, details surrounding reinsurance and retrocession arrangements and the ten largest exposures to unaffiliated counterparty risk and other unaffiliated counterparty exposures exceeding 10% of the insurer's statutory capital and surplus.

Group Solvency Margin and Group Enhanced Capital Requirements ("Group ECR"): An insurance group must ensure that the value of the insurance group's assets exceeds the amount of the group's liabilities by the aggregate of: (i) the individual minimum margin of solvency of each qualifying member of the group controlled by the parent company; and (ii) the parent company’s percentage shareholding in the member multiplied by the member’s MSM, where the parent company exercises significant influence over a member of the group but does not control the member (the "Group MSM"). A member is a qualified member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered.
Insurance groups are required to maintain available statutory capital and surplus to an amount that is equal to or exceeds the value of its group enhanced capital requirement (“Group ECR”) which is calculated at the end of its relevant year by reference to the Group BSCR model or an approved internal capital model provided that the Group ECR shall at all times be an amount equal to or exceeding the Group MSM. The Group ECR is being phased in over a period of six years which commenced with the 2013 financial year end. For the 2014 financial year end the applicable Group ECR is equivalent to 60% of the amount determined by the Group BSCR or an approved internal capital model. This requirement will increase by increments of 10% in each of the following four years until 100% of the amount determined by the Group BSCR or an approved internal capital model for the ECR is required for the 2018 financial year end.
The BMA expects insurance groups to operate at or above a group TCL which exceeds the Group ECR. The TCL for insurance groups is set at 120% of its Group ECR.
Group Eligible Capital: Under the Tiered Capital Requirements described above, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used by an insurance group to satisfy the Group's MSM and Group ECR requirements.
Restrictions on Dividends and Distributions: A Class 4 insurer shall not declare or pay any dividends of more than 25% of its total statutory capital and surplus, as shown on its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit confirming that it will continue to meet its relevant margins. If it failed to meet any of its relevant margins on the last day of any financial year, a Class 3, 3A and 4 insurer shall not, without the approval of the BMA, declare or pay any dividends during the next financial year. In addition, Class 3, 3A and 4 insurers must obtain the BMA's prior approval before reducing its total statutory capital, as shown in its previous year's financial statements, by 15% or more.
Furthermore, under the Companies Act, a Bermuda company may only declare or pay a dividend, or make a distribution out of contributed surplus as the case may be, if the company has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than its liabilities.
The BMA Insurance Code of Conduct: The BMA Insurance Code of Conduct establishes duties and standards which must be complied with by all insurers licensed under the Insurance Act. The Code is divided into six categories, including:

•	Proportionality Principle;

•	Corporate Governance;

•	Risk Management;

•	Governance Mechanism;

•	Outsourcing; and

•	Market Discipline and Disclosure.
Failure to comply with the requirements under the Code will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act and may result in the BMA exercising its powers of intervention and investigation.
Notification of Material Changes: Class 3, 3A and 4 insurers are required to give advance notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the acquisition or transfer of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act 1981; (ii) the amalgamation with or acquisition of another firm; (iii) engaging in unrelated business that is retail business; (iv) acquisition of controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer; (v) outsourcing all or substantially all of the functions of actuarial, risk management, compliance, and internal audit; (vi) outsourcing of all or a material part of an insurer’s underwriting activity, (vii) transfer other than by way of reinsurance of all or substantially all of a line of business; and (viii) expansion into a material new line of business.

No Class 3, 3A or 4 insurer shall take any steps to give effect to a material change, unless it has first served notice on the BMA that it intends to effect such material change and before the end of 14 days, either the BMA has notified such company in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection.
Designated insurers are also required to give notice to the BMA if any member of its group intends to give effect to any material change as defined in clauses (ii) through (viii) above. The designated insurer shall notify the BMA of any material change, effected by a member of the group, within 30 days of such material change taking effect.
BMA's Powers of Investigation, Intervention and Obtaining Information: The BMA may require a registered person or a designated insurer to provide such information or reports the BMA may reasonably require with respect to matters that are likely to be material to the performance of its functions under the Insurance Act. In addition, it may require such person's auditor, underwriter, accountant or any other person with relevant professional skill to prepare a report on any aspect pertaining thereto.
The BMA has certain powers of investigation relating to insurers and their insurance groups which it may exercise in the interest of such insurer’s policyholders or potential policyholders. The BMA has certain powers of intervention relating to registered persons including insurers if: (a) there is any significant risk of insolvency; (b) there has been a breach of the Insurance Act or the registered person’s license conditions; (c) the minimum criteria for the registered person is not or has not been fulfilled; (d) any controller provisions pursuant to the Insurance Act have been breached; or (e) an insurer is in breach of its ECR. In such circumstances the BMA may give the registered person such directions as it sees fit in order to safeguard the interests of the registered person’s clients and potential clients. In addition, if it appears to the BMA that a designated insurer is in breach of the Insurance Act or regulations or rules applicable to it, the BMA may give the designated insurer such directions as the BMA sees fit in order to safeguard the interests of policyholders and potential policyholders of the insurance group. The BMA may disclose certain information relating to the business or other affairs of any person to authorities in countries or territories outside Bermuda to exercise functions corresponding to the BMA’s functions under the Insurance Act and in certain other limited circumstances.
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
Notwithstanding the above general permission, the BMA has granted the Company permission, subject to our ordinary or voting shares being listed on an appointed stock exchange, to issue, grant, create, sell and transfer any of our shares, options, warrants, depositary receipts, rights, loan notes, debt instruments and other securities of the Company, to and among persons who are either resident or non-resident of Bermuda for exchange control purposes.
Shareholder Controller and other Notifications: Under the Insurance Act each shareholder controller or prospective shareholder controller will be responsible for notifying the BMA in writing if the shareholder controller becomes a controller, directly or indirectly, of 10%, 20%, 33% or 50% ("shareholder controller") of the Company and/or any of the Company’s Bermuda insurance subsidiaries. The BMA may serve a notice of objection on any existing controller of the Company or any of the Company’s Bermuda insurance subsidiaries if it appears to the BMA that the person is no longer a fit and proper person to be such a controller. The Company’s Bermuda insurance subsidiaries are required to notify the BMA in writing in the event of any person becoming or ceasing to be a controller or officer of the insurer. In addition the group’s designated insurer in respect of its parent company of the insurance group, is required to notify the BMA in the event of any person becoming or ceasing to be an officer of the insurer or of the parent company of the group. An officer includes a director, chief executive, or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters. A controller includes a managing director, or a chief executive of the insurer or of another company of which it is a subsidiary, or any other person in accordance with whose directions or instructions the directors or controllers of the insurer or a company of which the insurer is a subsidiary are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise a significant influence over the management of the insurer or a company of which the insurer is a subsidiary pursuant to the provisions of the Insurance Act.

United States
General: Western World's operating subsidiaries are domiciled in the state of New Hampshire. Western World Insurance Company operates as a surplus lines insurer in all other jurisdictions. Tudor Insurance Company is licensed as a domestic surplus lines insurer in New Hampshire and is authorized to conduct business as a surplus lines insurer in all other jurisdictions. Stratford Insurance Company operates as an admitted insurer in 49 jurisdictions. Talbot operates within the Lloyd’s insurance market through Syndicate 1183, and Lloyd’s operations are subject to regulation in the United States in addition to being regulated in the United Kingdom, as discussed further below. The Lloyd’s market is licensed to engage in insurance business in Illinois, Kentucky and the U.S. Virgin Islands and operates as an eligible excess and surplus lines insurer in all states and territories except Kentucky and the U.S. Virgin Islands. Validus Reaseguros, Inc. and Validus Re America (New Jersey) Inc. are licensed reinsurance intermediaries in Florida and New York, respectively.
Much of state insurance regulation follows model statutes or regulations developed or amended by the National Association of Insurance Commissioners ("NAIC") which is governed by the chief insurance regulators of each U.S. jurisdiction. Through the NAIC, state insurance regulators establish standards, best practices and coordinate regulatory oversight.
Holding Company Regulation: Western World's operating subsidiaries are subject to the insurance holding company laws of the state of New Hampshire. These regulations generally provide that each insurance company in the system is required to register with the state insurance department and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and reasonable and notice to the state insurance department is required prior to the consummation of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without prior approval from the state insurance department, or its failure to disapprove after receiving notice. The holding company acts also prohibit any person from directly or indirectly acquiring control of a U.S. insurance company unless that person has filed an application with specified information with the insurance company’s domiciliary commissioner and has obtained the commissioner’s prior approval. Under most states’ statutes, including New Hampshire, acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted. Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of the voting securities a U.S. insurance company without the prior approval of the commissioner will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the commissioner or prohibiting the voting of those securities, or to other actions that may be taken by the commissioner.
In 2010, the NAIC adopted amendments to the Insurance Holding Company System Regulatory Act and Regulation, which, among other changes, introduce the concept of “enterprise risk” within an insurance holding company system. If and when the amendments are adopted by a particular state, the amended Insurance Holding Company System Regulatory Act and Regulation would impose more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers with the purpose of protecting them from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies. The amended Insurance Holding Company System Regulatory Act also requires any controlling person of a U.S. insurance company seeking to divest its controlling interest in the insurance company to file with the commissioner a confidential notice of the proposed divestiture at least 30 days prior to the cessation of control; after receipt of the notice, the commissioner shall determine those instances in which the parties seeking to divest or to acquire a controlling interest will be required to file for or obtain approval of the transaction. The amended Insurance Holding Company System Regulatory Act and Regulation must be adopted by the individual states for the new requirements to apply to U.S. domestic insurers and reinsurers. To date, only certain states, including New Hampshire, have enacted legislation adopting the amended Insurance Holding Company System Regulatory Act in some form.
Enterprise Risk: The NAIC has increased its focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. “Enterprise risk” is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. As noted above, the NAIC recently adopted amendments to its Model Insurance Holding Company System Regulatory Act and Regulation, which include, among other amendments, a requirement for the ultimate controlling person to file an enterprise risk report. In 2012, the NAIC adopted the Risk Management and ORSA Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. If and when the ORSA Model Act is adopted by a particular state, the ORSA Model Act would impose more extensive filing requirements on parents and other affiliates of domestic insurers.
Statutory Accounting Practices: Statutory accounting practices, or “SAP,” are a basis of accounting developed to assist U.S. insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state. U.S. GAAP concerns an insurer’s solvency, but it also concerns other financial measurements, such as income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP as opposed to SAP.
Statutory Accounting Practices established by the NAIC and adopted, in part, by the New Hampshire insurance regulator, determine, among other things, the amount of statutory surplus and statutory net income of Western World's insurance company subsidiaries and thus determine, in part, the amount of funds they have available to pay dividends.
Restrictions on Dividends and Distributions: The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company’s state of domicile. Generally, such laws limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are “extraordinary” and are subject to prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. Refer to Note 26 "Statutory and regulatory requirements" to the Consolidated Financial Statements in Part II, Item 8.
Insurance Regulatory Information System Ratios: The NAIC Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 13 industry ratios (referred to as “IRIS ratios”) and specifies “usual values” for each ratio. Departure from the usual values of the IRIS ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. Our insurance subsidiaries have consistently met the majority of the IRIS ratio tests.
Risk-Based Capital Requirements: In order to enhance the regulation of insurer solvency, the NAIC adopted in December 1993 a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

•	underwriting, which encompasses the risk of adverse loss developments and inadequate pricing;

•	declines in asset values arising from credit risk; and

•	declines in asset values arising from investment risks.

An insurer will be subject to varying degrees of regulatory action depending on how its statutory surplus compares to its risk-based capital calculation. For equity investments in an insurance company affiliate, the risk-based capital requirements for the equity securities of such affiliate would generally be our U.S.-based subsidiaries’ proportionate share of the affiliate’s risk-based capital requirement.

Under the approved formula, an insurer’s total adjusted capital is compared to its authorized control level risk-based capital. If this ratio is above a minimum threshold, no company or regulatory action is necessary. Below this threshold are four distinct action levels at which a regulator can intervene with increasing degrees of authority over an insurer as the ratio of surplus to risk-based capital requirement decreases. The four action levels include:

•	insurer is required to submit a plan for corrective action;

•	insurer is subject to examination, analysis and specific corrective action;

•	regulators may place insurer under regulatory control; and

•	regulators are required to place insurer under regulatory control.

Western World’s surplus (as calculated for statutory purposes) is above the risk-based capital thresholds that would require either company or regulatory action.

Guaranty Funds: Most states require all admitted insurance companies to participate in their respective guaranty funds which cover certain claims against insolvent insurers. Solvent insurers licensed in these states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and are generally subject to annual assessments in the states by the guaranty funds to cover these losses.

Federal Regulation: Although state regulation is the dominant form of regulation for insurance business, the federal government in recent years has shown some concern over the adequacy of state regulation. It is not possible to predict the future impact of any potential federal regulations or other possible laws or regulations on our U.S. based subsidiaries’ capital and operations, and such laws or regulations could materially adversely affect their business. In addition, a number of federal laws affect and apply to the insurance industry, including various privacy laws and the economic and trade sanctions implemented by the Office of Foreign Assets Control (“OFAC”). OFAC maintains and enforces economic sanctions against certain foreign countries and groups and prohibits U.S. persons from engaging in certain transactions with certain persons or entities. OFAC has imposed civil penalties on persons, including insurance companies, arising from violations of its economic sanctions program.

The Dodd-Frank Wall Street Reform and Consumer Protection Act: The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) created the Federal Insurance Office (“FIO”) within the Department of Treasury, which is not a federal regulator or supervisor of insurance, but monitors the insurance industry for systemic risk, consults with the states regarding insurance matters and develops federal policy on aspects of international insurance matters. The Dodd-Frank Act also created a uniform system for non-admitted insurance premium tax payments based on the home state of the policyholder and provides for single state regulation for financial solvency and credit for reinsurance as discussed below.

Credit for Reinsurance: Certain provisions of the Dodd-Frank Act, which became effective on July 21, 2011, provide that only the state in which a primary insurer is domiciled may regulate the financial statement credit for reinsurance taken by that primary insurer. U.S. domiciled ceding companies typically receive full credit for outwards reinsurance protections in their statutory financial statements with respect to liabilities ceded to admitted U.S. domestic reinsurers. However, most states in the U.S. do not confer full credit for outwards reinsurance protections for liabilities ceded to non-admitted or unlicensed reinsurers, unless the reinsurer specifically collateralizes its obligations to the ceding company or is an authorized or trusteed reinsurer in the ceding company's state of domicile through the establishment of a Multi-Beneficiary Reinsurance Trust ("MBRT").

In December 2014, the Company established a MBRT to collateralize its (re)insurance liabilities associated with and for the benefit of U.S. domiciled cedants, and was approved as a trusteed reinsurer in the State of New Jersey. As a result, cedants domiciled in that state will receive automatic credit in their regulatory filings for the reinsurance provided prospectively by the Company. Following the approval by the State of New Jersey, in 2015, we expect to submit applications in most other U.S. states and territories, respectively, to become a trusteed reinsurer. It is our intention over time to transition U.S. domiciled cedants with outstanding letters of credit to the MBRT and therefore reduce our reliance on letters of credit. Through Lloyd's, Talbot is also an accredited reinsurer in all states and territories of the United States. Lloyd’s maintains various trust funds in the state of New York to protect its U.S. business and is therefore subject to regulation by the New York Department of Financial Services, which acts as the domiciliary department for Lloyd’s U.S. trust funds. There are deposit trust funds in other states to support Lloyd’s reinsurance and excess and surplus lines insurance business.

As a result of the requirements relating to the provision of credit for reinsurance, our reinsurance operations are indirectly subject to certain regulatory requirements imposed by jurisdictions in which ceding companies are domiciled. In addition, the insurance and reinsurance regulatory framework of Bermuda and the insurance of U.S. risk by companies based in Bermuda and not licensed or authorized in the United States recently has become the subject of increased scrutiny in many jurisdictions, including the United States. We are not able to predict the future impact of changes in the laws and regulation to which we are or may become subject on the Company’s financial condition or results of operations.
Tax Regulations: Talbot is subject to a Closing Agreement between Lloyd’s and the U.S. Internal Revenue Service pursuant to which Talbot is subject to U.S. federal income tax to the extent its income is attributable to U.S. agents who have authority to bind Talbot. Specifically, U.S. federal income tax is imposed on 35% of its income attributable to U.S. binding authorities (70% for Illinois or Kentucky business).
Other Regulations: AlphaCat Managers, Ltd. is a licensed insurance manager and is registered as an investment adviser with the U.S. Securities and Exchange Commission under the U.S. Investment Advisers Act of 1940, as amended. AlphaCat Managers, Ltd. is also registered as a "commodity pool operator" with the Commodity Futures Trading Commission (the "CFTC") and is a member of the National Futures Association.

United Kingdom
On April 1, 2013, the UK Financial Services Authority (“FSA”) ceased to exist in its current form and two new focused regulators were established, namely the Financial Conduct Authority (“FCA”) and the Prudential Regulation Authority (“PRA”), both of which fall under the Financial Services Markets Act 2000.
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
Talbot’s underwriting activities are therefore regulated by both the FCA and PRA as well as being subject to the Lloyd’s “franchise” rules. All three have powers to remove their respective authorization for Talbot to manage Lloyd’s syndicates. Lloyd’s approves annually Syndicate 1183’s business plan and any subsequent material changes, and the amount of capital required to support that plan. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting (known as Funds as Lloyd’s).
Talbot Risk Services Pte, Ltd. operates in Singapore to source business in the Far East under the Lloyd’s Asia Scheme. The Lloyd’s Asia Scheme was established by the Monetary Authority of Singapore to encourage members of Lloyd’s to expand insurance activities in Asia.
An EU directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II was adopted by the European Parliament in April 2009. The proposed implementation date has been changed more than once, but is it now intended to come into force on January 1, 2016. Insurers and reinsurers have been and continue to undertake a significant amount of work to ensure that they meet the new requirements and this may divert resources from other operational roles. Talbot's implementation plans are materially complete, as Lloyd's requires that businesses in the Lloyd's market must be materially Solvency II compliant by January 1, 2015 and fully compliant with the tests and standards for internal model approval by February 28, 2015. Talbot is currently engaged in the review process with Lloyd's and expects to achieve compliance with the agreed time line. If the review process results in noncompliance, there is a risk that it may result in prudential measures being taken by Lloyd's in respect of Talbot.
Switzerland
Our Swiss reinsurance subsidiary, Validus Reinsurance (Switzerland) Ltd ("Validus Re Swiss") (formerly Flagstone Réassurance Suisse SA), is a société anonyme headquartered in Zurich, Switzerland as of February 1, 2014.
Regulation and Supervision: Validus Re Swiss obtained its reinsurance license from the Swiss Federal Office of Private Insurance (now the Swiss Financial Market Supervisory Authority or "FINMA") in December 2006. The conduct of reinsurance business by a company headquartered in Switzerland requires a license granted by FINMA. In principle, licensing and supervision requirements are imposed on Validus Re Swiss as a standalone legal entity.
In general, FINMALaw is an overarching statute applying in as far as there is no contrary provision in the sectoral laws for insurance and reinsurance.  Sectoral laws are those laws germane to a particular industry sector such as, for example, insurance, reinsurance and banking.  Aside from some inconsequential amendments under FINMALaw unifying cross sectoral issues, the existing sectoral laws governing insurance and reinsurance continue in force, substantially unchanged.
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
 The Swiss Solvency Test ("SST"): Under this approach, a company's capital is considered adequate if its risk bearing capital ("RBC") exceeds its target capital ("TC"). RBC is defined as the difference between assets at a market-consistent value and discounted best estimated liabilities. TC is defined as the sum of a market value margin and the difference between the discounted one-year RBC and the current year RBC. The SST involves a sophisticated analysis to calculate the market-consistent valuation of all assets and liabilities with a methodological approach to risk categories (insurance risk, credit risk, etc.) subjecting them to scenario stress tests at a basic level in the context of the standard regulatory approach but, where appropriate (for instance mandatory for reinsurance companies), permitting the use of internal models in the overall management of risk, once such models are validated. The validation of internal models is a general process which FINMA has pursued with all regulated firms over the past years and is ongoing.
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
Sound Corporate Governance, Risk Management and Internal Control System: In addition to quantitative risk measures, FINMA requires full qualitative governance and control of risk in the firm. This includes requirements as to the ongoing fitness, propriety and competence of the directors and senior management, observance of ethical standards, objective and appropriate remuneration procedures, management of conflicts of interests, independence and adequate resourcing of control functions (including the responsible actuary, the risk management function and the internal audit function), as well as clear terms of reference and systems of delegation and report throughout.
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
Employment Practices
The following table details our personnel by geographic location as at December 31, 2014:

Location	Validus Re	AlphaCat	Talbot	Western World	Corporate	Total	%
London, England	—	—	259	—	65	324	39.8%
New Jersey, United States	—	—	—	208	—	208	25.6%
Pembroke, Bermuda	70	9	—	—	59	138	17.0%
New York, United States	2	—	14	1	18	35	4.3%
Republic of Singapore	10	—	20	—	—	30	3.7%
Waterloo, Canada	—	—	—	—	24	24	2.9%
Miami, United States	14	—	4	—	—	18	2.2%
Dubai, United Arab Emirates	—	—	12	—	—	12	1.5%
Santiago, Chile	—		8	—		8	1.0%
Toronto, Canada	—	—	—	—	7	7	0.9%
Zurich, Switzerland	5	—	—	—	—	5	0.6%
Dublin, Ireland	3	—	—	—	—	3	0.3%
Boston, United States	—	—	—	2	—	2	0.2%
Total	104	9	317	211	173	814	100.0%
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
The majority of our gross premiums written to date are in short-tail lines, many of which have the potential to accumulate, which means we could become liable for a significant amount of losses in a brief period. The short-tail policies we write expose us to claims arising out of unpredictable natural and other catastrophic events, whether arising from natural causes such as hurricanes, windstorms, tsunamis, severe winter weather, earthquakes and floods, or man-made causes such as fires, explosions, acts of terrorism, war or political unrest. Many observers believe that the Atlantic basin is in the active phase of a multi-decade cycle in which conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear, enhance hurricane activity. This increase in the number and intensity of tropical storms and hurricanes can span multiple decades (approximately 20 to 30 years). These conditions may translate to a greater potential for hurricanes to make landfall in the U.S. at higher intensities over the next several years. In addition, climate change may be causing changes in global temperatures, which may in the future increase the frequency and severity of natural catastrophes and the losses resulting therefrom. Although the frequency and severity of catastrophes are inherently unpredictable, we use state-of-science understanding of climate change and other climate signals for pricing and risk aggregation.
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
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance or reinsurance contracts that are affected by the changes. For example, a (re)insurance contract might limit the amount that can be recovered as a result of flooding. However, if the flood damage was caused by an event that also caused extensive wind damage, the quantification of the two types of damage is often a matter of judgment. Similarly, one geographic zone could be affected by more than one catastrophic event. In this case, the amount recoverable from an insurer or reinsurer may in part be determined by the judgmental allocation of damage between the events. Given the magnitude of the amounts at stake, these types of issues occasionally necessitate judicial resolution. In addition, our actual losses may vary materially from our current estimate of the loss based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs. Our exposure to this uncertainty is greater in our longer tail lines (marine and energy liabilities, aviation products and airports (aviation direct), financial institutions, construction, political risk and liability).
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
If our financial strength rating is reduced from current levels, our competitive position in the (re)insurance industry could suffer, and it would be more difficult for us to market our products. A downgrade could result in a significant reduction in the number of (re)insurance contracts we write as our customers and brokers that place such business, move to other competitors with higher financial strength ratings.
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
The insurance and reinsurance pricing cycle has historically been a market phenomenon, driven by supply and demand rather than by the actual cost of coverage. The upward phase of a cycle is often triggered when a major event forces insurers and reinsurers to make large claim payments, thereby drawing down capital. This, combined with increased demand for insurance against the risk associated with the event, pushes prices upwards. Over time, insurers’ and reinsurers’ capital is replenished with the higher revenues. At the same time, new entrants flock to the industry seeking a part of the profitable business. This combination prompts a slide in prices—the downward cycle—until a major insured event potentially restarts the upward phase. As a result, the insurance and reinsurance business has been characterized by periods of intense competition on price and policy terms due to excessive underwriting capacity, which is the percentage of surplus or the dollar amount of exposure that a reinsurer is willing to place at risk, as well as periods when shortages of capacity result in favorable premium rates and policy terms and conditions.
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
Our reserve estimates do not represent an exact calculation of liability. Rather, they are estimates of what we expect the ultimate settlement and administration of claims will cost. These estimates are based upon actuarial and statistical projections, on our assessment of currently available data, predictions of future developments and estimates of future trends and other variable factors such as inflation. Establishing an appropriate level for our loss reserve estimates is an inherently uncertain process. It is likely that the ultimate liability will be greater or less than these estimates and that, at times, this variance will be material. Our reserve estimates are regularly refined as experience develops and claims are reported and settled. In addition, as we operate largely through intermediaries, reserving for our business can involve added uncertainty arising from our dependence on information from ceding companies which, in addition to the risk of receiving inaccurate information, involves an inherent time lag between reporting information from the primary insurer to us. Additionally, ceding companies employ differing reserving practices which add further uncertainty to the establishment of our reserves. Moreover, in certain circumstances, the Company has necessitated the use of industry loss emergence patterns in deriving IBNR. Loss emergence patterns are development patterns used to project current reported or paid loss amounts to their ultimate settlement value or amount. Further, expected losses and loss ratios are typically developed using vendor and proprietary computer models and these expected loss ratios are a material component in the calculation of IBNR. Actual loss ratios will deviate from expected loss ratios and ultimate loss ratios will be greater or less than expected loss ratios. Because of these uncertainties, it is possible that our estimates for reserves at any given time could prove inadequate.
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
The preparation of our financial statements requires us to make many estimates and judgments which, if inaccurate, could cause volatility in our results.
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
Various aspects of our business depend on the services and skills of key personnel of the Company. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Edward J. Noonan, Chairman of our Board of Directors and Chief Executive Officer; Jeffrey D. Sangster, Executive Vice President and Chief Financial Officer; John J. Hendrickson, Director of Strategy, Risk Management and Corporate Development; Kean Driscoll, Executive Vice President and Chief Executive Officer of Validus Reinsurance, Ltd.; C.N. Rupert Atkin, Chief Executive Officer of the Talbot Group; Robert F. Kuzloski, Executive Vice President and General Counsel; Andrew E. Kudera, Executive Vice President and Chief Actuary; Lixin Zeng, Executive Vice President and Chief Executive Officer of AlphaCat Managers, Ltd.; Romel Salam, Executive Vice President and Chief Risk Officer; Jonathan P. Ritz, Executive Vice President and Chief Operating Officer and Michael R. Moore, Executive Vice President and Chief Accounting Officer, among other key employees. The loss of any of their services or the services of other members of our management team or any difficulty in attracting and retaining other talented personnel could impede the further implementation of our business strategy, reduce our revenues and decrease our operational effectiveness. Although we have an employment agreement with each of the above named executives, there is a possibility that these employment agreements may not be enforceable in the event any of these employees leave. The employment agreements for each of the above-named executives provide that the terms of the agreement will continue for a defined period after either party giving notice of termination, and will terminate immediately upon the Company giving notice of termination for cause. We do not currently maintain key man life insurance policies with respect to these or any of our other employees. In addition, changes in employment laws, taxation and remuneration practices within our operating jurisdiction may adversely impact the retention or recruitment of key personnel.
The operating location of our head office and our primary Validus Re subsidiary may be an impediment to attracting and retaining experienced personnel. Under Bermuda law, non-Bermudians (other than spouses of Bermudians or permanent resident certificate holders) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon demonstrating that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate) is available who meets the minimum standards reasonably required by the employer. A work permit is issued with an expiry date (up to ten years for senior executives) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If work permits are not obtained, or are not renewed, for our principal employees, we would lose their services, which could materially affect our business. Work permits are currently required for 54 of our Bermuda employees, the majority of whom have obtained three- or five-year work permits.
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

In addition, for certain of our subsidiaries as an alien insurer and reinsurer (not licensed in the U.S.), we are required to post collateral security with respect to any (re)insurance liabilities that we assume from insureds or ceding insurers domiciled in the U.S. in order for U.S. ceding companies to obtain full statutory and regulatory credit for our reinsurance. Other jurisdictions may have similar collateral requirements. Under applicable statutory provisions, these security arrangements may be in the form of letters of credit, insurance or reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. We intend to satisfy such statutory requirements by maintaining the trust fund requirements for Talbot’s underwriting at Lloyd’s and Validus Re and by providing to primary insurers letters of credit issued under our credit facilities. To the extent that we are required to post additional security in the future, we may require additional letter of credit capacity and there can be no assurance that we will be able to obtain such additional capacity or arrange for other types of security on commercially acceptable terms or on terms as favorable as under our current letter of credit facilities. Our inability to provide collateral satisfying the statutory and regulatory guidelines applicable to insureds and primary insurers would have a material adverse effect on our ability to provide (re)insurance to third parties and negatively affect our financial position and results of operations.
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
We market our insurance and reinsurance on a worldwide basis primarily through brokers, and we depend on a small number of brokers for a large portion of our revenues. For the year ended December 31, 2014, our business was primarily sourced from the following brokers: Aon Benfield Group Ltd. 20.1%, Marsh & McLennan 28.5% and Willis Group Holdings Ltd. 18.0%. These three brokers provided a total of 66.6% of our gross premiums written for the year ended December 31, 2014. Loss of all or a substantial portion of the business provided by one or more of these brokers could adversely affect our business.
We assume a degree of credit risk associated with substantially all of our brokers.
In accordance with industry practice, we frequently pay amounts owed on claims under our policies to brokers and the brokers, in turn, pay these amounts over to the insured and reassured that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we might remain liable to the insured or reassured for the deficiency notwithstanding the broker’s obligation to make such payment. Conversely, in certain jurisdictions, when the insured or reassured pays premiums for these policies to the insurance and reinsurance brokers for payment to us, these premiums are considered to have been paid and the insured or reassured will no longer be liable to us for these premiums, whether or not we have actually received them. Consequently, we assume a degree of credit risk associated with substantially all of our brokers.
Our utilization of brokers, managing general agents and other third parties to support our business exposes us to operational and financial risks
Our insurance business relies upon brokers, managing general agents and other third parties to produce and service a portion of its operations. In these arrangements, we typically grant the third party the right to bind us to new and renewal policies, subject to underwriting guidelines we provide and other contractual restrictions and obligations. Should these third parties issue policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for such policies. Although we would intend to resist claims that exceed or expand on our underwriting intention, it is possible that we would not prevail in such an action, or that our managing general agent would be unable to adequately indemnify us for their contractual breach.
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
Our operating results depend in part on the performance of our investment portfolio, which currently consists largely of fixed maturity securities, as well as the ability of our investment managers to effectively implement our investment strategy. Our Board of Directors, led by our Finance Committee, Chief Financial Officer and Chief Investment Officer oversees our investment strategy and has established investment guidelines. The investment guidelines dictate the portfolio’s overall objective, benchmark portfolio, eligible securities, duration, limitations on the use of derivatives and inclusion of foreign securities, diversification requirements and average portfolio rating. Management and the Finance Committee periodically review these guidelines in light of our investment goals and consequently they may change at any time.
The investment return including net investment income, net realized and the change in net unrealized gains (losses) on investments, excluding assets held in trust on behalf of operating affiliates, catastrophe bonds and noncontrolling interest, on our invested assets excluding assets held in trust on behalf of operating affiliates, catastrophe bonds and noncontrolling interest was $110.2 million, or 1.8% for the year ended December 31, 2014. While we follow a conservative investment strategy designed to emphasize the preservation of invested assets and to provide sufficient liquidity for the prompt payment of claims, we will nevertheless be subject to market-wide risks including illiquidity and pricing uncertainty and fluctuations, as well as to risks inherent in particular securities. Our investment performance may vary substantially over time, and there can be no assurance that we will achieve our investment objectives. See “Business—Investment Management.”
Investment results will also be affected by general economic conditions, market volatility, interest rate fluctuations, liquidity and credit risks beyond our control. In addition, our need for liquidity may result in investment returns below our expectations. Also, with respect to certain of our investments, we are subject to prepayment or reinvestment risk. In particular, our fixed income portfolio is subject to reinvestment risk, and as at December 31, 2014, 26.3% of our fixed maturity portfolio is comprised of mortgage-backed and asset-backed securities which are subject to prepayment risk. Although we attempt to manage the risks of investing in a changing interest rate environment, a significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse effect on our results of operations.
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
The determination of the unrealized losses taken on our investments are also partially subjective and could materially impact our financial position. Unrealized losses vary by investment type and are based upon our periodic evaluations and assessments of known and inherent risks associated with the respective asset class. Evaluations are revised as conditions change, and management reflects unrealized losses in operations on a quarterly basis. Furthermore, additional unrealized losses may need to be taken in the future. Subjective unrealized losses could adversely affect our financial condition and our results of operations.

Certain of our investments are illiquid and may be difficult to sell, or to sell in significant amounts at acceptable prices, to generate cash to meet our needs.
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
Our reporting currency is the U.S. dollar and the majority of our operating companies have a functional currency of the U.S. dollar. Many of our companies maintain both assets and liabilities in local currencies. Therefore, we are exposed to foreign exchange risk on the assets and liabilities denominated in those foreign currencies. Foreign exchange risk is reviewed as part of our risk management process. Locally required capital levels may be invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations. The principal currencies potentially creating unhedged foreign exchange risk are the Australian dollar, New Zealand dollar, Japanese yen, British pound sterling and the Euro. As a result of the accounting treatment for non-monetary items, we may experience volatility in our income statement during a period when movement in foreign exchange rates fluctuate significantly. In accordance with U.S. GAAP, non-monetary items are not re-measured at the reporting date and are therefore translated at historic exchange rates. Non-monetary items include unearned premiums and deferred acquisition costs. Therefore, a mismatch arises in the income statement between the amount of premium recognized at historical exchange rates and the related claims which are re-measured using currency rates at the reporting date which can cause volatility in the income statement. We look to manage our foreign currency exposure through matching our major foreign-denominated assets and liabilities, as well as through the use of currency derivatives. However, there is no guarantee that we will effectively mitigate our exposure to foreign exchange losses. Please refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of foreign currency risk.
Heightened European sovereign debt risk could adversely affect our results of operations and financial condition.
Our fixed maturity portfolio contains certain Eurozone government and government agency securities and Eurozone corporate securities which are subject to increased liquidity risk, interest rate risk and default risk as a result of heightened European sovereign debt risk. As of December 31, 2014, our fixed maturity portfolio contains $115.3 million or 2.1% of Eurozone government and government agency securities and $197.1 million or 3.6% of Eurozone corporate securities. Increased defaults, and/or a significant increase in interest rates could result in losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse effect on our results of operations.
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

The ongoing development of our U.S. excess and surplus lines insurance operations is subject to increased risk from changing market conditions.
Excess and surplus lines insurance is a substantial portion of the business written by our newly acquired U.S. operating subsidiary, Western World. Excess and surplus lines insurance covers risks that are typically more complex and unusual than standard risks and require a high degree of specialized underwriting. As a result, excess and surplus lines risks do not often fit the underwriting criteria of standard insurance carriers. Our excess and surplus lines insurance business fills the insurance needs of businesses with unique characteristics and is generally considered higher risk than those in the standard market. If our underwriting staff inadequately judges and prices the risks associated with the business underwritten in the excess and surplus lines market, our financial results could be adversely impacted.
Further, the excess and surplus lines market is significantly affected by the conditions of the property and casualty insurance market in general. The impact of this cyclicality can be more pronounced in the excess and surplus market than in the standard insurance market. During times of hard market conditions (when market conditions are more favorable to insurers), as rates increase and coverage terms become more restrictive, business tends to move from the admitted market to the excess and surplus lines market and growth in the excess and surplus market can be significantly more rapid than growth in the standard insurance market. When soft market conditions are prevalent (when market conditions are less favorable to insurers), standard insurance carriers tend to loosen underwriting standards and expand market share by moving into business lines traditionally characterized as excess and surplus lines, exacerbating the effect of rate decreases. If we fail to manage the cyclical nature and volatility of the revenues and profit we generate in the excess and surplus lines market, our financial results could be adversely impacted.
A decrease in the fair value of Talbot, Western World and/or our intangible assets may result in future impairments.
Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. These tests require us to use significant judgment in making various estimates and assumptions, such as the determination of expected future cash flows and/or earnings, and actual results may ultimately be materially different from such estimates and assumptions. For example, expected future cash flows and/or earnings may be materially and negatively impacted as a result of, among other things, a decrease in renewals and new business, loss of key personnel, lower-than-expected yields and/or cash flows from our investment portfolio or higher-than-expected claims activity and incurred losses as well as other general economic factors. As a result of these potential changes, the estimated fair value of Talbot, Western World and/or our intangible assets may decrease, causing the carrying value to exceed the fair value and the goodwill and/or intangible assets to be impaired. If an impairment is determined to exist, the carrying value of the goodwill and/or intangible asset is adjusted to its implied fair value with the corresponding expense recorded in our income statement in the period in which the impairment is determined. If we are required to record goodwill impairments in the future, our financial condition and results of operations would be negatively affected.
Risks Related to Acquisitions and New Ventures
Any future acquisitions or new ventures may expose us to operational risks.
We may in the future make strategic acquisitions, either of other companies or selected books of business, or grow our business organically. Any future acquisitions or new ventures may expose us to operational challenges and risks, including:

•	integrating financial and operational reporting systems;

•	integration into new geographical regions;

•	establishing satisfactory budgetary and other financial controls;

•	funding increased capital needs and overhead expenses;

•	retaining management personnel required for existing operations;

•	obtaining management personnel required for expanded operations;

•	obtaining necessary regulatory permissions;

•	funding cash flow shortages that may occur if anticipated revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties;

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
Risks Related to Lloyd’s and Other U.K. Regulatory Matters
The regulation of Lloyd’s members and of Lloyd’s by the U.K. Financial Conduct Authority (“FCA”) and Prudential Regulation Authority (“PRA”) and under European Directives and other local laws may result in intervention that could have a significant negative impact on Talbot.
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
An EU directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II was adopted by the European Parliament in April 2009. The proposed implementation date has been changed more than once, but is it now intended to come into force on January 1, 2016. Insurers and reinsurers have been and continue to undertake a significant amount of work to ensure that they meet the new requirements and this may divert resources from other operational roles. Talbot's implementation plans are materially complete, as Lloyd's requires that businesses in the Lloyd's market must be materially Solvency II compliant by January 1, 2015 and fully compliant with the tests and standards for internal model approval by February 28, 2015. Talbot is currently engaged in the review process with Lloyd's and expects to achieve compliance with the agreed time line. If the review process results in noncompliance, there is a risk that it may result in prudential measures being taken by Lloyd's in respect of Talbot.
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

A downgrade in Lloyd’s ratings would have an adverse effect on Syndicate 1183’s rating as well its standing among brokers and customers and cause its premiums and earnings to decrease.
The ability of Lloyd’s syndicates to trade in certain classes of business at current levels is dependent on the maintenance of a satisfactory credit rating issued by an accredited rating agency. The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies, A.M. Best, Standard & Poor’s and Fitch Ratings. Lloyd's current ratings are: A.M. Best: A, Positive Outlook; Standard & Poor's: A+, Stable Outlook; Fitch Ratings: AA-, Stable Outlook. Syndicate 1183 is also rated A, Positive Outlook, by A.M. Best. Syndicate 1183 benefits from Lloyd’s current ratings and would be adversely affected if the current ratings were downgraded from their present levels.
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
The U.S. Situs Trust Deeds require syndicates transacting certain types of business in the United States to maintain minimum deposits as protection for U.S. policyholders. These deposits represent the syndicates' estimates of unpaid claims liabilities (less premiums receivable) relating to this business, adjusted for provisions for potential bad debt on premiums earned but not received and for any anticipated profit on unearned premiums. No credit is generally allowed for potential reinsurance recoveries. The New York Insurance Department and the U.S. National Association of Insurance Commissioners ("NAIC") currently require funding of 30% of gross liabilities in relation to insurance business classified as “Surplus Lines.” The “Credit for Reinsurance” trust fund is usually required to be funded at 100% of gross liabilities. The funds contained within the deposits are not ordinarily available to meet trading expenses. U.S. regulators may increase the level of funding required or change the requirements as to the nature of funding. Accordingly, in the event of a major claim arising in the United States, for example from a major catastrophe, syndicates participating in such U.S. business may be required to make cash calls on their members to meet claims payments and deposit funding obligations. This could adversely affect Talbot.
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
If the Company is considered a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, a U.S. holder who owns common shares will be subject to adverse tax consequences, including a greater tax liability than might otherwise apply and an interest charge on certain taxes that are deferred as a result of the Company’s non-U.S. status. We currently do not expect that the Company will be a PFIC for U.S. federal income tax purposes in the current taxable year or the foreseeable future because, through Validus Reinsurance, Ltd., Talbot 2002 Underwriting Capital Ltd., Validus Reinsurance (Switzerland) Ltd and Talbot Underwriting Ltd., it intends to be predominantly engaged in the active conduct of a global insurance and reinsurance business. We cannot assure you, however, that the Company will not be deemed to be a PFIC by the IRS. No regulations currently exist regarding the application of the PFIC provisions to an insurance company.
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

The Obama administration’s proposed budget for Fiscal Year 2016 could disallow a deduction for premiums paid for reinsurance.
Insurance companies are generally allowed a deduction for premiums paid for reinsurance. The proposed U.S. budget for fiscal year 2016 contains a proposal that denies an insurance company a deduction for premiums and other amounts paid to affiliated foreign companies with respect to reinsurance of property and casualty risks to the extent that the foreign reinsurer (or its parent company) is not subject to U.S. income tax with respect to the premiums received. Furthermore, the proposed law would exclude from the insurance company’s income (in the same proportion in which the premium deduction was denied) any return premiums, ceding commissions, reinsurance recovered, or other amounts received with respect to reinsurance policies for which a premium deduction is wholly or partially denied. Based on the information currently available to us, it is uncertain to what extent this legislation will adversely impact us.
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
The impact of Bermuda's letter of commitment to the Organization for Economic Cooperation and Development ("OECD") to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.
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
We intend to operate in such a manner that none of our non-U.K. companies would be resident in the U.K. for tax purposes. A company incorporated outside the U.K. will be deemed resident if its business is centrally managed and controlled from the U.K. The concept of central management and control is not defined in statute but derives from case law and the determination of residence is subjective, therefore Her Majesty's Revenue and Customs ("HMRC") might contend successfully that one or more of our companies are resident in the U.K.
Furthermore, we intend to operate in such a manner that none of our non-U.K. companies carry on a trade wholly or partly in the U.K. Case law has held that whether or not a trade is being carried on is a matter of fact and emphasis is placed on where operations take place from which the profits in substance arise. This judgment is subjective. The HRMC might contend successfully that one or more of our non-U.K. companies, is conducting business in the U.K. For tax purposes, a non-U.K. tax resident company will only be subject to corporation tax if it carries on a trade in the U.K. through a permanent establishment. However, that company will still have an income tax liability if it carries on a trade in the U.K., even absent a permanent establishment, unless that company is treaty-protected.
We may become subject to taxation on profits generated in Bermuda as a result of the OECD's plan on "Base erosion and profit shifting"
In 2013, the OECD published an ‘Action Plan on Base Erosion and Profit Shifting.’ The plan proposes the development of rules to prevent Base Erosion and Profit Shifting which may drive fundamental changes in the perception of tax structuring and transfer pricing by tax authorities. The action plan includes adopting transfer pricing rules or special measures to ensure that returns will not accrue to an entity solely because it has contractually assumed risks or has provided capital. The action plan will likely put a much greater emphasis on the location of individuals and their contributions towards profit generation. This would notably result in a significant change to the existing transfer pricing rules and could potentially have a significant impact on the allocation of taxable profits throughout the Company. As a consequence, profits currently generated in Bermuda may become subject to taxation outside Bermuda.
Our non-Swiss companies may be subject to taxation in Switzerland.
We intend to operate in such a manner that none of our non-Swiss companies would be resident in Switzerland for tax purposes. A company incorporated outside Switzerland will be deemed resident if its business is centrally managed and controlled from Switzerland. However, the analysis is factual and the Swiss tax authorities might contend successfully that one or more of our non-Swiss group companies are resident in Switzerland.
Furthermore, a group company incorporated and managed outside of Switzerland should not be liable for Swiss corporation taxation unless it carries on business through a permanent establishment in Switzerland. From a Swiss tax perspective, a permanent establishment is a fixed place of business through which a company performs business activities that are considered as being quantitatively and qualitatively significant by the tax authorities, and may include a branch, office, agency or place of management. As of the date of this Annual Report, the Validus group intends to operate in such a manner so that none of our non-Swiss companies will carry on business through a permanent establishment in Switzerland. If any of our companies were to be treated as carrying on business in Switzerland through a branch or agency or of having a permanent establishment in Switzerland, our results of operations could be adversely affected.
Diverted Profit Tax in the U.K.
The U.K. Authorities announced in 2014 that they would introduce a new Diverted Profits Tax. This tax will apply as of April 1, 2015 to profits of multinationals artificially diverted from the U.K. The Lloyd's accounting practices delay the recognition of underwriting results by three years ("reinsurance to close") and this might give the Diverted Profits Tax a retroactive effect. The tax rate will be 25%. Diverted Profits Tax will apply in two situations; (a) where a foreign company has artificially avoided having a taxable presence in the U.K, or (b) where a group has entered into a tax advantageous structure or transaction that lacks economic substance. On December 10, 2014, draft legislation and guidance and a Technical Note were published by HMRC.
Although the intentions of the legislation are to address aggressive tax planning which is artificial or lacks economic substance, the draft legislation may have a wider reach. The Validus group has significant U.K. operations and several intragroup reinsurance agreements. We believe that these transactions have economic substance and should fall outside the intended reach of the Diverted Profit Tax. However, given that the legislation is still in draft and the many uncertainties related to its application, we are not able to predict the financial impact of the new Diverted Profits Tax and such impact may be adverse.
Risks Related to Laws and Regulations Applicable to Us
If we become subject to insurance statutes and regulations in addition to the statutes and regulations that currently apply to us, there could be a significant and negative impact on our business.
We currently conduct our business in a manner such that we expect the Company will not be subject to insurance and/or reinsurance licensing requirements or regulations in any jurisdiction other than Bermuda, Switzerland, the United States, and, with respect to Talbot, the U.K. and jurisdictions to which Lloyd’s is subject. See “Business—Regulation.” Although we do not currently intend to engage in activities which would require us to comply with insurance and reinsurance licensing requirements of other jurisdictions, should we choose to engage in activities that would require us to become licensed in such jurisdictions, we cannot assure you that we will be able to do so or that we will be able to do so in a timely manner.
The insurance and reinsurance regulatory framework has recently become subject to increased scrutiny in many jurisdictions. Governmental authorities in both the U.S. and worldwide have become increasingly interested in the potential risks posed by the insurance industry as a whole, and to commercial and financial systems in general. For example, the U.S. Congress and the current administration have made, or called for consideration of, several additional proposals relating to a variety of issues with respect to financial regulation reform, including the Dodd-Frank Act that was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represented a comprehensive overhaul of the regulation of the financial services industry within the United States and established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. The director of the Federal Insurance Office has the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards under the supervision of the Federal Reserve. In addition, some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. Furthermore, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia, regularly reexamines existing laws and regulations.

Government regulators are generally concerned with the protection of policyholders rather than other constituencies, such as our shareholders. We are not able to predict the exact nature, timing or scope of changes in laws and regulations to which we are or may become subject; however, compliance with such laws and regulations may result in additional costs which may adversely impact our results of operations.
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
We conduct substantially all of our operations through subsidiaries. Our ability to meet our ongoing cash requirements, including any debt service payments or other expenses, and pay dividends on our common shares in the future, will depend on our ability to obtain cash dividends or other cash payments or obtain loans from these subsidiaries and as a result will depend on the financial condition of these subsidiaries. The inability of these subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements could have a material adverse effect on us and the value of our common shares. Each of these subsidiaries is a separate and distinct legal entity that has no obligation to pay any dividends or to lend or advance us funds and may be restricted from doing so by contract, including other financing arrangements, charter provisions or applicable legal and regulatory requirements or rating agency constraints. The payment of dividends by these subsidiaries to us is limited under Bermuda, U.K. and U.S. laws and regulations. The Insurance Act provides that our Bermuda Class 3B and 4 insurance subsidiaries may not declare or pay in any financial year dividends of more than 25% of their total statutory capital and surplus (as shown on their statutory balance sheets in relation to the previous financial year) unless they file an affidavit with the BMA at least seven days prior to the payment signed by at least two directors and such subsidiary’s principal representative, stating that in their opinion such subsidiaries will continue to satisfy the required margins following declaration of those dividends, though there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous years’ statutory financial statements) each of our Class 3A and Class 4 insurance subsidiaries must make application to the BMA for permission to do so, such application to consist of an affidavit signed by at least two directors and such subsidiary’s principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiaries to fail to meet its relevant margins, and such other information as the BMA may require. Each of our Class 3 insurance subsidiaries must make application to the BMA before reducing its total statutory capital by 15% or more and should provide such information as the BMA may require. During 2015, the Bermuda regulated subsidiaries have the ability to distribute up to $968.2 million of unrestricted net assets as dividend payments and/or return of capital to Validus Holdings, Ltd. without prior regulatory approval.
Talbot manages Syndicate 1183 (the “Syndicate”) at Lloyd’s. Lloyd’s requires Talbot to hold cash and investments in trust for the benefit of policyholders either as Syndicate trust funds or as Funds at Lloyd’s (“FAL”). Talbot may not distribute funds from the Syndicate into its corporate member’s trust accounts unless, firstly, they are represented by audited profits and, secondly, the Syndicate has adequate future cash flow to service its policyholders. Talbot’s corporate member may not distribute funds to Talbot’s unregulated bank or investment accounts unless they are represented by a surplus of cash and investments over the FAL requirement. Additionally, U.K. company law prohibits Talbot’s corporate name from declaring a dividend to the Company unless it has profits available for distribution. The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws do not impose statutory restrictions on a corporate name’s ability to declare a dividend, the FCA and PRA rules require maintenance of each insurance company’s solvency margin within its jurisdiction.

Western World's operating subsidiaries are domiciled in the state of New Hampshire. New Hampshire insurance laws limit the amount of dividends Western World may pay to the Company in any 12 month period without prior approval of the New Hampshire State Insurance Department. These limitations are based on the lesser of: a maximum of 10% of prior year end statutory surplus as determined under statutory accounting practices or the net income, not including realized capital gains, for the 12-month period ending December 31, next preceding, but shall not include pro rata distributions of any class of the insurer's own securities. In determining whether a dividend or distribution is extraordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out as dividends. This carry-forward shall be computed by taking the net income from the second and third preceding calendar years, not including realized capital gains, less dividends paid in the second and immediate preceding calendar years. During 2015, the maximum dividend that may be paid to the Company by Western World without obtaining prior approval is $45.2 million.
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
As of December 31, 2014 (but without giving effect to unvested restricted shares), we had 83,869,845 common shares outstanding and 5,174,114 shares issuable upon exercise of outstanding warrants. Approximately 2,449,543 of these outstanding shares were subject to the volume limitations and other conditions of Rule 144 under the Securities Act of 1933, as amended, which we refer to as the “Securities Act.” Furthermore, certain of our sponsoring shareholders and their transferee's have the right to require us to register these common shares under the Securities Act for sale to the public, either in an independent offering pursuant to a demand registration or in conjunction with a public offering, subject to a “lock-up” agreement of no more than 90 days. Following any registration of this type, the common shares to which the registration relates will be freely transferable. In addition, we have filed one or more registration statements on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under our 2005 Long Term Incentive Plan (the “Plan”). The number of common shares that have been reserved for issuance under the Plan is equal to 13,126,896 of which 903,292 shares remain available as of December 31, 2014. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for our shareholders to sell their common shares at a time and price that they deem appropriate.
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
In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, if, and for so long as, the common shares of a shareholder, including any votes conferred by “controlled shares” (as defined below), would otherwise represent more than 9.09% of the aggregate voting power of all common shares entitled to vote on a matter, including an election of directors, the votes conferred by such shares will be reduced by whatever amount is necessary such that, after giving effect to any such reduction (and any other reductions in voting power required by our Bye-laws), the votes conferred by such shares represent 9.09% of the aggregate voting power of all common shares entitled to vote on such matter. “Controlled shares” include, among other things, all shares that a person is deemed to own directly, indirectly or constructively (within the meaning of Section 958 of the Code, or Section 13(d) (3) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). At December 31, 2014, there were 86,728,556 common shares, of which 7,883,625 common shares would confer votes that represent 9.09% of the aggregate voting power of all common shares entitled to vote generally at an election of directors. An investor who does not hold, and is not deemed under the provisions of our Bye-laws to own, any of our common shares may therefore purchase up to such amount without being subject to voting cutback provisions in our Bye-laws.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The Company and its subsidiaries currently occupy office space as described below. As a result of the Flagstone acquisition, we own office space and buildings in Hyderabad, India and Luxembourg. We believe our current facilities and the leaseholds with respect thereto are sufficient for us to conduct our operations.

Legal entity	Location	Expiration date
Validus Holdings, Ltd.	Pembroke, Bermuda	December 31, 2021
Validus Research Inc.	Waterloo, Canada	March 31, 2020
Validus Research Inc.	Toronto, Canada	February 29, 2024
Validus Reaseguros, Inc.	Miami, Florida, USA	April 1, 2018
Validus Services, Inc.	New York, New York, USA	November 8, 2015
Talbot Underwriting Services (U.S.) Ltd.	New York, New York, USA	November 8, 2015
Talbot Holdings Ltd. and Talbot Underwriting Services Ltd.	London, England	June 22, 2024
Validus Reinsurance, Ltd.	Republic of Singapore	August 31, 2016
Talbot Risk Services Pte, Ltd.	Republic of Singapore	December 31, 2015
Talbot Underwriting (MENA) Ltd.	Dubai, United Arab Emirates	January 31, 2017
Validus Reinsurance (Switzerland) Ltd	Zurich, Switzerland	January 31, 2019
Western World Insurance Group, Inc.	Franklin Lakes, New Jersey, USA	May 31, 2016

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
As at December 31, 2014, the Company was not a party to, or involved in any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Executive Officers of the Company
The following table provides information regarding our executive officers and key employees as of February 24, 2015:

Name	Age	Position
Edward J. Noonan	56	Chairman of the Board of Directors and Chief Executive Officer of the Validus Group
Jeffrey D. Sangster	42	Executive Vice President and Chief Financial Officer
C.N. Rupert Atkin	56	Chief Executive Officer of the Talbot Group
Kean D. Driscoll	41	Executive Vice President and Chief Executive Officer of Validus Reinsurance, Ltd.
John J. Hendrickson	54	Director of Strategy, Risk Management and Corporate Development
Andrew E. Kudera	55	Executive Vice President and Chief Actuary
Robert F. Kuzloski	51	Executive Vice President and General Counsel
Michael R. Moore	45	Executive Vice President and Chief Accounting Officer
Romel Salam	48	Executive Vice President and Chief Risk Officer
Jonathan P. Ritz	47	Executive Vice President and Chief Operating Officer
Lixin Zeng	46	Executive Vice President and Chief Executive Officer of AlphaCat Managers, Ltd.
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
Jeffrey D. Sangster has served as Executive Vice President and Chief Financial Officer of the Company since February 2013. Mr. Sangster joined the Company in October 2006 and has served in various finance positions during that time, including Chief Accounting Officer and Chief Financial Officer of Validus Reinsurance, Ltd. Mr. Sangster has 17 years of experience in the reinsurance industry and was previously with Endurance, Centre Group and Ernst & Young. Mr. Sangster is a member of the Institute of Chartered Accountants in Bermuda and the Institute of Chartered Accountants in Manitoba.
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
Kean D. Driscoll is the Chief Executive Officer of Validus Reinsurance, Ltd., the reinsurance segment for the Validus Group. He was a founding member of the Company, and previously served as Chief Underwriting Officer. Mr. Driscoll has 19 years of experience as a reinsurance underwriter, and was previously with Quanta Re, and Zurich Re N.A. (Converium). Mr. Driscoll holds a B.A. in Literature from Colgate University and an M.B.A. from Columbia University, where he graduated with Honors.
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
Michael R. Moore serves as Executive Vice President and Chief Accounting Officer of the Company, a position he has held since June 2013. Mr. Moore has 20 years of experience, including 15 years in the insurance and reinsurance industry. Prior to this role, Mr. Moore served as a Senior Vice President, Corporate Operations at Axis Capital, Chief Accounting Officer at Endurance Specialty Holdings Ltd. and as a Senior Manager with Ernst & Young. Mr. Moore received a Bachelor of Commerce, with distinction, from the University of Alberta in 1993 and he is a Chartered Accountant and member of the Canadian Institute of Chartered Accountants.
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
Lixin Zeng, Ph.D., CFA serves as Executive Vice President and Chief Executive Officer of AlphaCat Managers, Ltd. and has played a key role in AlphaCat since its formation in 2008. Prior to this role, he was Executive Risk Officer of Validus Reinsurance, Ltd., responsible for developing and executing the catastrophe risk strategy of the entire Validus Group. Mr. Zeng was one of the original employees at the founding of the Company in 2005.  His prior positions include: Chief Catastrophe Risk Officer at the ACE Group from 2004 to 2005, Head of Development at Willis Re Inc. from 2001 to 2004, Analyst at EW Blanch Co. from 1998 to 2001 and Research Scientist at Arkwright Mutual Insurance Co from 1996 to 1998. Mr. Zeng has expertise in insurance portfolio optimization and risk management and has published multiple articles in professional journals on related topics. He has a Ph.D. in atmospheric sciences from the University of Washington where he graduated in 1996.  He received a B.S. in Meteorology from Beijing University, graduating in 1990 and is a CFA charter holder.
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

	High	Low
2014:
1st Quarter	$40.20	$34.68
2nd Quarter	$38.43	$36.01
3rd Quarter	$39.72	$36.16
4th Quarter	$42.35	$37.45

	High	Low
2013:
1st Quarter	$37.80	$34.20
2nd Quarter	$40.06	$33.40
3rd Quarter	$37.18	$34.10
4th Quarter	$40.71	$36.82
There were approximately 43 record holders of our common shares as of December 31, 2014. This figure does not represent the actual number of beneficial owners of our common shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners.

Performance Graph
Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return, assuming the reinvestment of dividends, over the five year period through December 31, 2014 as compared to the cumulative total return of the S&P 500 Stock Index and the cumulative total return of an index of the Company’s peer group. The peer group index is comprised of the following companies: Alleghany Corporation, Allied World Assurance Company Holdings, Ltd., Arch Capital Group, Ltd., Argo Group International Holdings, Ltd., Aspen Insurance Holdings Limited, AXIS Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Montpelier Re Holdings Ltd., PartnerRe Ltd., Platinum Underwriters Holdings Ltd., and RenaissanceRe Holdings Ltd.

Total Return Performance
Validus Holdings, Ltd.
S&P 500
SNL Insurance > $10B
SNL Mid Cap Insurance
SNL Insurance
VR Peer Group Index
Index Value
275
250
225
200
175
150
125
100
75
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

Dividend Policy
On February 3, 2015, the Company approved an increase in its regular quarterly dividend to $0.32 from $0.30 per common share and common share equivalent for which each outstanding warrant is exercisable.
We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of our principal operating subsidiaries to pay dividends to us. As a holding company, Validus Holdings, Ltd.'s principal source of income is dividends or other sources of permitted payments from its subsidiaries. These funds provide the cash flow required for dividend payments to the Company's shareholders. During 2015, the Bermuda regulated subsidiaries have the ability to distribute up to $968.2 million of unrestricted net assets as dividend payments and/or return of capital to Validus Holdings, Ltd. without prior regulatory approval. The Companies Act limits the Company’s ability to pay dividends and distributions to shareholders. Total statutory capital and surplus and total statutory capital of our subsidiaries are relevant to the calculation of net assets that are free of restriction for the payment of dividends and/or return of capital to Validus Holdings Ltd. In addition, the maximum dividend that may be paid to the Company by Western World without obtaining prior approval is $45.2 million. See “Risk Factors, Risks Related to Ownership of Our Common Shares." Because Validus Holdings, Ltd. is a holding company and substantially all of our operations are conducted by our main operating subsidiaries our ability to meet any ongoing cash requirements and to pay dividends will depend on our ability to obtain cash dividends or other cash payments or obtain loans from these subsidiaries.

Share Repurchase Program
The Company has repurchased approximately 71.4 million common shares for an aggregate purchase price of $2.3 billion from the inception of the share repurchase program to February 20, 2015.
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
On February 3, 2015, the Board of Directors of the Company approved an increase to the Company's common share repurchase authorization to $750.0 million. This amount is in addition to the $2.3 billion of common shares repurchased by the Company through February 3, 2015 under its previously authorized share repurchase programs.
The repurchase program may be modified, extended or terminated by the Board of Directors at any time. The remaining amount available under the current share repurchase authorization is $739.6 million as of February 20, 2015.
Share repurchases include repurchases by the Company of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares which have vested. We repurchase these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

		Share Repurchase Activity by Quarter
Effect of share repurchases:	As at December 31, 2013 (cumulative)	Quarter ended March 31, 2014	Quarter ended June 30, 2014	Quarter ended September 30, 2014
	(Dollars in thousands, except share and per share amounts)
Aggregate purchase price (a)	$1,720,349	$197,339	$—	$89,187
Shares repurchased	56,805,310	5,366,672	—	2,330,428
Average price (a)	$30.29	$36.77	$—	$38.27
Estimated net cumulative accretive (dilutive) impact on:
BV per diluted common share (b)		$2.58	$2.93	$3.00
Diluted EPS—Quarter (c)		$0.60	$0.61	$0.12
Estimated quarterly net accretive (dilutive) impact on:
BV per diluted common share		$0.04	$—	$0.01

		Fourth Quarter Share Repurchase Activity
Effect of share repurchases:	As at September 30, 2014 (cumulative)	October	November	December	Quarter ended December 31, 2014
	(Dollars in thousands, except share and per share amounts)
Aggregate purchase price (a)	$2,006,875	$65,633	$73,454	$85,339	$224,426
Shares repurchased	64,502,410	1,663,577	1,815,805	2,063,712	5,543,094
Average price (a)	$31.11	$39.45	$40.45	$41.35	$40.49
Maximum number of shares that may yet be purchased under the program (d)		5,171,341	3,085,374	1,034,415	1,034,415
Estimated net cumulative accretive (dilutive) impact on:
BV per diluted common share (b)					$3.35
Diluted EPS—Quarter (c)					$0.53
Estimated quarterly net accretive (dilutive) impact on:
BV per diluted common share					$(0.05)

		Share Repurchase Activity Post Year End
Effect of share repurchases:	As at December 31, 2014 (cumulative)	January	February	As at February 20, 2015	Cumulative to Date Effect
	(Dollars in thousands, except share and per share amounts)
Aggregate purchase price(a)	$2,231,301	$43,100	$10,382	$53,482	$2,284,783
Shares repurchased	70,045,504	1,072,462	247,438	1,319,900	71,365,404
Average price(a)	$31.86	$40.19	$41.96	$40.52	$32.02

(a)	Share transactions are on a trade date basis through February 20, 2015 and are inclusive of commissions. Average share price is rounded to two decimal places.

(b)
As the average price per share repurchased during the periods from 2009 at the inception of the share repurchase program through to 2014 was lower than the book value per common share, the repurchase of shares increased the ending book value per share.

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
Item 6.    Selected Financial Data
The summary Consolidated Statements of Comprehensive Income data for the years ended December 31, 2014, December 31, 2013, December 31, 2012, December 31, 2011 and December 31, 2010 and the summary Consolidated Balance Sheet data as of December 31, 2014, December 31, 2013, December 31, 2012, December 31, 2011 and December 31, 2010 are derived from our audited Consolidated Financial Statements. The Company was formed on October 19, 2005 and completed the acquisitions of Talbot, IPC, Flagstone and Western World on July 2, 2007, September 4, 2009, November 30, 2012 and October 2, 2014, respectively. Flagstone is included in the Company's consolidated results for the one month ended December 31, 2012 and for subsequent fiscal year ends. Western World is included in the Company's consolidated results from the October 2, 2014 date of acquisition.

(Dollars in thousands, except share and per share amounts)	Years Ended December 31,
	2014	2013	2012	2011	2010

Revenues
Gross premiums written	$2,363,286	$2,401,106	$2,166,440	$2,124,691	$1,990,566
Reinsurance premiums ceded	(309,233)	(372,585)	(307,506)	(289,241)	(229,482)
Net premiums written	2,054,053	2,028,521	1,858,934	1,835,450	1,761,084
Change in unearned premiums	(51,649)	73,524	14,282	(33,307)	39
Net premiums earned	2,002,404	2,102,045	1,873,216	1,802,143	1,761,123
Gain on bargain purchase, net of expenses (a)	—	—	17,701	—	—
Net investment income	100,076	96,072	107,936	112,296	134,103
Net realized gains on investments	23,095	3,258	18,233	28,532	32,498
Net unrealized (losses) gains on investments	(57,973)	(58,481)	17,585	(19,991)	45,952
Income (loss) from investment affiliate	8,411	4,790	(964)	—	—
Other insurance related income and other income	19,739	8,343	22,396	5,718	5,219
Foreign exchange (losses) gains	(10,630)	2,505	4,798	(22,124)	1,351
Total revenues	2,085,122	2,158,532	2,060,901	1,906,574	1,980,246
Expenses
Losses and loss expenses	772,049	793,932	999,446	1,244,401	987,586
Policy acquisition costs	340,556	360,310	334,698	314,184	292,899
General and administrative expenses	329,792	315,265	263,652	197,497	209,290
Share compensation expenses	33,073	27,630	26,709	34,296	28,911
Finance expenses	63,854	64,177	53,857	54,817	55,870
Transaction expenses (b)	8,096	—	—	17,433	—
Total expenses	1,547,420	1,561,314	1,678,362	1,862,628	1,574,556
Income before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	537,702	597,218	382,539	43,946	405,690

Tax expense	(155)	(383)	(2,501)	(824)	(3,126)
Income from operating affiliates	17,723	14,289	12,580	—	—
(Income) attributable to operating affiliate investors	(109,399)	(68,763)	—	—	—
Net income	445,871	542,361	392,618	43,122	402,564
Net loss (income) attributable to noncontrolling interest	35,464	(9,695)	15,820	(21,793)	—
Net income available to Validus	481,335	532,666	408,438	21,329	402,564
Other comprehensive (loss) income
Change in foreign currency translation adjustments	(7,501)	(1,954)	3,648	(1,146)	(604)
Change in minimum pension liability, net of tax	(210)	—	—	—	—
Change in fair value of cash flow hedge	(228)	—	—	—	—
Comprehensive income available to Validus	$473,396	$530,712	$412,086	$20,183	$401,960
Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	90,354,745	102,202,274	97,184,110	98,607,439	116,018,364
Diluted	94,690,271	103,970,289	102,384,923	100,928,284	120,630,945
Basic earnings per share available to common shareholders	$5.26	$5.02	$4.13	$0.14	$3.41
Earnings per diluted share available to common shareholders	$5.08	$4.94	$3.99	$0.14	$3.34
Cash dividends declared per share	$1.20	$3.20	$1.00	$1.00	$0.88
Selected financial ratios
Losses and loss expenses ratio (c)	38.6%	37.8%	53.4%	69.1%	56.1%
Policy acquisition costs ratio (d)	17.0%	17.1%	17.9%	17.4%	16.6%
General and administrative expenses ratio (e)	18.1%	16.3%	15.5%	12.9%	13.5%
Expense ratio (f)	35.1%	33.4%	33.4%	30.3%	30.1%
Combined ratio (g)	73.7%	71.2%	86.8%	99.4%	86.2%
Return on average equity (h)	13.1%	14.0%	11.3%	0.6%	10.8%

(a)	The gain on bargain purchase, net of expenses, arose from the acquisitions of Flagstone on November 30, 2012 and is net of transaction related expenses.

(b)
The transaction expenses related to costs incurred in connection with the Company’s proposed acquisition of Transatlantic Holdings, Inc. during 2011. Transaction expenses incurred during 2014 relate to the acquisition of Western World. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

(c)	The losses and loss expenses ratio is calculated by dividing losses and loss expenses by net premiums earned.

(d)	The policy acquisition costs ratio is calculated by dividing policy acquisition costs by net premiums earned.

(e)	The general and administrative expenses ratio is calculated by dividing the sum of general and administrative expenses and share compensation expenses by net premiums earned.

(f)	The expense ratio is calculated by combining the policy acquisition costs ratio and the general and administrative expenses ratio.

(g)	The combined ratio is calculated by combining the losses and loss expenses ratio, the policy acquisition costs ratio and the general and administrative expenses ratio.

(h)
Return on average equity is calculated by dividing the net income available to Validus for the period by the average of the beginning, ending and intervening quarter end shareholders’ equity available to Validus balances.

The following table sets forth summarized balance sheet data as of December 31, 2014, 2013, 2012, 2011 and 2010:

(Dollars in thousands, except share and per share amounts)	As at December 31,
	2014	2013	2012	2011	2010
Summary Balance Sheet Data:
Investments at fair value (a)	$7,396,816	$7,034,058	$6,895,159	$5,292,444	$5,118,859
Cash and cash equivalents and restricted cash (a)	750,243	934,640	1,088,252	731,523	620,740
Total assets	10,311,621	9,846,432	10,020,264	7,618,471	7,060,878
Reserve for losses and loss expenses	3,234,394	3,030,399	3,517,573	2,631,143	2,035,973
Unearned premiums	990,564	824,496	894,362	772,382	728,516
Senior notes payable	247,306	247,198	247,090	246,982	246,874
Debentures payable	539,277	541,416	540,709	289,800	289,800
Total shareholders’ equity	4,046,553	4,201,751	4,455,107	3,448,425	3,504,831
Book value per common share (b)	42.78	38.57	37.26	34.67	35.76
Book value per diluted common share (c)	39.66	36.23	35.22	32.28	32.98

(a)
Investments at fair value as at December 31, 2013, 2012 and 2011 includes revisions of $121,706, $131,127 and $101,321, respectively, from cash and cash equivalents to conform to current period presentation.

(b)
Book value per common share is defined as total shareholders’ equity available to Validus divided by the number of common shares outstanding as at the end of the period, giving no effect to dilutive securities.

(c)
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the Company’s consolidated results of operations for the years ended December 31, 2014, 2013 and 2012 and the Company’s consolidated financial condition, liquidity and capital resources at December 31, 2014 and 2013. This discussion and analysis should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included elsewhere within this filing.
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
Executive Overview
The Company conducts its operations worldwide through four operating segments which have been determined under U.S. GAAP segment reporting to be Validus Re, AlphaCat, Talbot and Western World. Validus Re is a Bermuda-based reinsurance segment focused on short-tail lines of reinsurance. AlphaCat is a Bermuda-based investment adviser, managing capital from third parties and the Company in insurance linked securities and other investments in the property catastrophe reinsurance space. Talbot is a specialty insurance segment, primarily operating within the Lloyd's insurance market through Syndicate 1183. Western World is a U.S. based specialty excess and surplus lines insurance company.
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
On November 30, 2012, the Company acquired all of the outstanding shares of Flagstone. As part of this acquisition, the Company acquired Flagstone Reassurance Suisse, SA, and renamed it Validus Reinsurance (Switzerland) Ltd ("Validus Re Swiss"). Validus Re Swiss is based in Zurich, Switzerland and forms part of Validus Re segment. During October 2013, the Company completed the sale of its wholly owned subsidiary, Flagstone Alliance Insurance and Reinsurance plc.
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
On October 2, 2014, the Company acquired all of the outstanding shares of Western World. The acquisition provided the Company with enhanced access to the specialty U.S. commercial insurance market, the world's largest short-tail market, complementing the Company's existing market positions in both Bermuda reinsurance and the Lloyd's marketplace and increasing the Company's ability to leverage operational strengths in short-tail classes of business. In addition, the acquisition improves the Company's ability to manage (re)insurance cycles.
On December 29, 2014, the Company joined with other investors in capitalizing AlphaCat 2015, a special purpose vehicle formed for the purpose of investing in collateralized reinsurance and retrocessional contracts. The Company has an equity interest and voting rights in AlphaCat 2015 which are below 50%, therefore the investment in AlphaCat 2015 is included as an equity method investment in the Consolidated Financial Statements of the Company.

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
During the January 2014 renewal season, the Validus Re and AlphaCat segments underwrote $575.2 million in gross premiums written (net of intercompany eliminations between Validus Re and AlphaCat), a decrease of 3.2% from the prior period. This decrease was primarily driven by a challenging rate environment in the Company's U.S. property catastrophe business, which experienced a reduction in rates of approximately 12.5%. During the mid-year 2014 renewal period, the Validus Re segment experienced rate softening across U.S. and international property lines. In particular, although limits placed from the Florida market increased, the availability of capacity resulted in overall pricing reductions for Florida property catastrophe business. The Talbot segment experienced a whole account rate decrease of 3.8% through December 31, 2014.
During the January 2015 renewal season, the Validus Re and AlphaCat segments underwrote $540.9 million in gross premiums written (net of intercompany eliminations between Validus Re and AlphaCat), a decrease of 6.0% from the prior period. This decrease was primarily driven by a challenging rate environment in the Company's U.S. and European property catastrophe business, which experienced a reduction in rates of approximately 10-15%.
Financial Measures
The Company believes that the primary financial indicator for evaluating performance and measuring the overall growth in value generated for shareholders is book value per diluted common share. Book value per diluted common share plus accumulated dividends, together with other important financial indicators, is shown below:

	Years Ended December 31,
	2014	2013	2012
Book value per diluted common share plus accumulated dividends	$48.54	$43.91	$39.70
Book value per diluted common share	$39.66	$36.23	$35.22
Underwriting income	$526,934	$604,908	$248,711
Net operating income available to Validus	$486,464	$589,449	$333,747
Annualized return on average equity	13.1%	14.0%	11.3%
Book value per diluted common share plus accumulated dividends is considered by management to be the primary indicator of financial performance, as we believe growth in book value on a diluted basis, plus the dividends that have accumulated, ultimately translates into the return that a shareholder will receive. Book value per diluted common share plus accumulated dividends increased by $4.63, or 10.5%, from $43.91 at December 31, 2013 to $48.54 at December 31, 2014. Cash dividends per common share are an integral part of the value created for shareholders. The Company paid quarterly cash dividends of $0.30 per common share and common share equivalent during the year ended December 31, 2014. On February 3, 2015, the Company announced a quarterly cash dividend of $0.32 per common share and $0.32 per common share equivalent for which each outstanding warrant is exercisable, payable on March 31, 2015 to holders of record on March 13, 2015. Book value per diluted common share plus accumulated dividends is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares and options and warrants outstanding (assuming their exercise), plus accumulated dividends. Book value per diluted common share plus accumulated dividends is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Book value per diluted common share is considered by management to be a measure of returns to common shareholders, as we believe growth in book value on a diluted basis ultimately translates into growth in stock price. Book value per diluted common share after dividends paid increased by $3.43, or 9.5%, from $36.23 at December 31, 2013 to $39.66 at December 31, 2014. Growth in book value per diluted common share inclusive of dividends was 12.8% for the year ended December 31, 2014. Book value per diluted common share is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other insurance related income, finance expenses, net realized and change in net unrealized gains (losses) on investments, foreign exchange gains (losses) and non-recurring items. The Company believes the reporting of underwriting income enhances the understanding of results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the years ended December 31, 2014, 2013 and 2012 was $526.9 million, $604.9 million and $248.7 million, respectively. Underwriting income is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures."
Net operating income available to Validus is defined as net income excluding net realized and change in net unrealized gains (losses) on investments, income (loss) from investment affiliate, foreign exchange gains (losses), other income (loss), non-recurring items and operating income (loss) attributable to noncontrolling interest. This measure focuses on the underlying fundamentals of the Company's operations without the influence of gains (losses) from the sale of investments, translation of non-U.S. dollar currencies and non-recurring items. Net operating income available to Validus for the years ended December 31, 2014, 2013 and 2012 was $486.5 million, $589.4 million and $333.7 million, respectively. Net operating income is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Annualized return on average equity represents the return generated on common shareholders’ capital during the period. Return on average equity is calculated by dividing the net income available to Validus for the period by the average shareholders’ equity available to Validus during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances. The Company’s objective is to generate superior returns on capital that appropriately reward shareholders for the risks assumed. The annualized return on average equity for the years ended December 31, 2014 and 2013 was 13.1% and 14.0%, respectively.

Fourth Quarter 2014 Summarized Consolidated Results of Operations

•	Gross premiums written for the three months ended December 31, 2014 were $336.6 million compared to $237.3 million for the three months ended December 31, 2013, an increase of $99.4 million, or 41.9%.

•	Net premiums earned for the three months ended December 31, 2014 were $558.7 million compared to $492.2 million for the three months ended December 31, 2013, an increase of $66.5 million, or 13.5%.

•
Underwriting income for the three months ended December 31, 2014 was $135.7 million compared to underwriting income of $110.4 million for the three months ended December 31, 2013, an increase of $25.3 million, or 22.9%.

•
Combined ratio for the three months ended December 31, 2014 was 75.7% which included $84.6 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 15.1 percentage points compared to a combined ratio for the three months ended December 31, 2013 of 77.6% which included $33.6 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 6.8 percentage points.

•	Loss ratio for the three months ended December 31, 2014 was 40.5% compared to 41.9% for the three months ended December 31, 2013.

•	Loss ratios by line of business are as follows:

	Three Months Ended December 31, 2014 (a)	Three Months Ended December 31, 2013	Percentage Point Change
Property	24.2%	36.1%	(11.9)
Marine	28.4%	41.9%	(13.5)
Specialty	65.7%	52.5%	13.2
Liability	68.3%	—%	68.3
All lines	40.5%	41.9%	(1.4)

(a)	The results of operations for Western World are consolidated from the October 2, 2014 date of acquisition.

•
Losses and loss expenses from notable loss events for the three months ended December 31, 2014 was $6.8 million compared to ($1.9) million for the three months ended December 31, 2013, an increase of $8.7 million.

•	Net investment income for the three months ended December 31, 2014 was $30.2 million compared to $24.2 million for the three months ended December 31, 2013, an increase of $6.0 million, or 24.6%.

•	Investment yield for the three months ended December 31, 2014 was 1.84% compared to 1.44% for the three months ended December 31, 2013.

•
Net operating income available to Validus for the three months ended December 31, 2014 was $129.0 million compared to $100.1 million for the three months ended December 31, 2013, an increase of $29.0 million, or 29.0%.

•
Net income available to Validus for the three months ended December 31, 2014 was $125.9 million, or $1.38 per diluted common share compared to $95.3 million or $0.93 per diluted common share for the three months ended December 31, 2013.

•
Annualized return on average equity and annualized net operating return on average equity for the three months ended December 31, 2014 were 13.8% and 14.2%, respectively, compared to 10.2% and 10.7% for the three months ended December 31, 2013.

Further details on the fourth quarter results are as follows:
Gross premiums written increased $99.4 million for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. This increase primarily relates to the acquisition of Western World. Gross premiums written by Western World were $65.2 million for the three months ended December 31, 2014. In addition, gross premiums written by Validus Re and Talbot increased by $22.5 million and $11.1 million, respectively, during the three months ended December 31, 2014. These increases were primarily due to premium adjustments and additional premium signings, respectively.
Net premiums earned increased $66.5 million for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. This increase primarily relates to the acquisition of Western World. Net premiums earned for the Western World segment were $73.0 million for the three months ended December 31, 2014.

The current period loss ratio, excluding notable and non-notable loss events, for the three months ended December 31, 2014 was 52.7% compared to 49.1% for the three months ended December 31, 2013.

Full Year 2014 Summarized Consolidated Results of Operations and Financial Condition

•	Gross premiums written for the year ended December 31, 2014 were $2.363 billion compared to $2.401 billion for the year ended December 31, 2013, a decrease of $37.8 million, or 1.6%.

•	Net premiums earned for the year ended December 31, 2014 were $2.002 billion compared to $2.102 billion for the year ended December 31, 2013, a decrease of $99.6 million, or 4.7%.

•	Underwriting income for the year ended December 31, 2014 was $526.9 million compared to $604.9 million for the year ended December 31, 2013, a decrease of $78.0 million, or 12.9%.

•
Combined ratio for the year ended December 31, 2014 was 73.7%, which included $252.2 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 12.6 percentage points, compared to 71.2%, which included $205.4 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 9.8 percentage points, for the year ended December 31, 2013.

•	Loss ratio for the year ended December 31, 2014 was 38.6% compared to 37.8% for the year ended December 31, 2013.

•	Loss ratios by line of business are as follows:

	Year Ended December 31, 2014 (a)	Year Ended December 31, 2013	Percentage Point Change
Property	17.0%	22.9%	(5.9)
Marine	40.5%	47.8%	(7.3)
Specialty	64.0%	54.6%	9.4
Liability	68.3%	—%	68.3
All lines	38.6%	37.8%	0.8

(a)	The results of operations for Western World are consolidated from the October 2, 2014 date of acquisition.

•	Losses and loss expenses from notable loss events for the year ended December 31, 2014 was $34.9 million compared to $60.8 million for the year ended December 31, 2013, a decrease of $25.9 million.

•	Net investment income for the year ended December 31, 2014 was $100.1 million compared to $96.1 million for the year ended December 31, 2013, an increase of $4.0 million, or 4.2%.

•	Investment yield for the year ended December 31, 2014 was 1.53% compared to 1.38% for the year ended December 31, 2013.

•
Net operating income available to Validus for the year ended December 31, 2014 was $486.5 million, or $5.14 per diluted common share compared to $589.4 million or $5.48 per diluted common share for the year ended December 31, 2013.

•
Net income available to Validus for the year ended December 31, 2014 was $481.3 million, or $5.08 per diluted common share compared to $532.7 million or $4.94 per diluted common share for the year ended December 31, 2013.

•
Return on average equity and net operating return on average equity for the year ended December 31, 2014 were 13.1% and 13.2%, respectively compared to 14.0% and 15.5% for the year ended December 31, 2013.

•
Total cash and cash equivalents, restricted cash and investments less assets held in trust on behalf of operating affiliates, catastrophe bonds and non-controlling interest as at December 31, 2014 was $7.1 billion compared to $7.1 billion as at December 31, 2013.

Overview of the Results of Operations for Years Ended December 31, 2014 and December 31, 2013 compared to the Years Ended December 31, 2013 and December 31, 2012, respectively.
The change in net operating income available to Validus for the years ended December 31, 2014 and December, 31 2013 as compared to the years ended December 31, 2013 and December 31, 2012, respectively, is described in the following table:

	Increase (decrease) to net operating income available to Validus over the years ended
(Dollars in thousands)	2014 compared to 2013 (a)	2013 compared to 2012 (b)
Net premiums earned	$(99,641)	$228,829
Notable and non-notable loss events (c)	(8,793)	439,742
Incurred current year losses, excluding notable and non-notable loss events	(16,083)	(264,707)
Prior period loss development	46,759	30,479
Other underwriting deductions (d)	(216)	(78,146)
Underwriting income (e)	(77,974)	356,197
(Income) attributable to operating affiliate investors	(40,636)	(68,763)
Other operating expenses and income, net (f)	10,851	(21,548)
Net operating income (e)	(107,759)	265,886
Net operating (income) loss attributable to noncontrolling interest	4,774	(10,184)
Net operating income available to Validus (e)	$(102,985)	$255,702

(a)	The results of operations for Western World are consolidated from the October 2, 2014 date of acquisition.

(b)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.

(c)
The notable loss event for the year ended December 31, 2014 was Tripoli Airport. The notable loss event for the year ended December 31, 2013 was the European Floods. Notable loss events for the year ended December 31, 2012 were Costa Concordia, Cat 67, U.S. drought, Hurricane Isaac and Hurricane Sandy.

(d)	Other underwriting deductions consist of policy acquisition costs, general & administration expenses and share compensation expenses.

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

(f)	Other operating income and expenses, net, consists of net investment income, other insurance related income, finance expenses, taxes and income (loss) from operating affiliates.
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Net operating income available to Validus for the year ended December 31, 2014 was $486.5 million compared to $589.4 million for the year ended December 31, 2013, a decrease of $103.0 million. The primary factors driving the decrease in net operating income available to Validus were:

•
A decrease in net premiums earned of $99.6 million, primarily within the Validus Re segment, due to a reduction in gross premiums written, the timing of the purchase of retrocessional coverage and the effect of the Flagstone run-off business; and,

•	An increase in income attributable to operating affiliate investors of $40.6 million; offset by,

•
A decrease in losses and loss expenses of $21.9 million primarily due to an increase in favorable prior period development of $46.8 million; offset by an increase in current year losses and loss expenses of $24.9 million.

The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Net operating income available to Validus for the year ended December 31, 2013 was $589.4 million compared to $333.7 million for the year ended December 31, 2012, an increase of $255.7 million. The primary factors driving the increase in net operating income available to Validus were:

•	An increase in net premiums earned of $228.8 million, primarily due to new agriculture business written by Validus Re and business written in consolidated AlphaCat subsidiaries; and

•
A decrease in losses and loss expenses of $205.5 million, driven by a significantly lower level of notable loss events, offset by losses on the new agricultural business written by Validus Re; offset by,

•	An increase in general and administrative expenses of $51.6 million, due primarily to costs associated with the run-off of the former Flagstone business and an increase in average headcount;

•	An increase in policy acquisition costs of $25.6 million, reflecting the higher level of net premiums earned; and

•	An increase in income attributable to operating affiliate investors of $68.8 million.

Segment Reporting
Management has determined that the Company operates in four reportable segments Validus Re, AlphaCat, Talbot and Western World. For segmental reporting purposes, the results of Flagstone’s operations since November 30, 2012 have been included within the Validus Re segment in the Consolidated Financial Statements. The results of Western World have been included in the consolidated results from the October 2, 2014 date of acquisition.
Fourth Quarter 2014 Summarized Results of Operations - Validus Re Segment

•
Gross premiums written for the three months ended December 31, 2014 were $32.7 million compared to $10.3 million for the three months ended December 31, 2013, an increase of $22.5 million, or 219.4%. Gross premiums written for the three months ended December 31, 2014 included $14.0 million of property premiums, $15.3 million of marine premiums and $3.5 million of specialty premiums; compared to $17.2 million of property premiums and $nil of marine premiums, offset by ($6.9) million of specialty premiums for the three months ended December 31, 2013.

•	Net premiums earned for the three months ended December 31, 2014 were $230.5 million compared to $250.3 million for the three months ended December 31, 2013, a decrease of $19.8 million, or 7.9%.

•
Underwriting income for the three months ended December 31, 2014 was $112.3 million compared to income of $77.1 million for the three months ended December 31, 2013, an increase of $35.2 million, or 45.7%.

•	Combined ratio for the three months ended December 31, 2014 was 51.3% compared to 69.1% for the three months ended December 31, 2013.

•
The loss ratio for the three months ended December 31, 2014 was 25.8% compared to 44.2% for the three months ended December 31, 2013, a decrease of 18.4 percentage points. The loss ratio for the three months ended December 31, 2014 included favorable loss reserve development on prior accident years of $30.8 million, decreasing the loss ratio by 13.3 percentage points. The loss ratio for the three months ended December 31, 2013 included unfavorable loss reserve development on prior accident years of $3.4 million, increasing the loss ratio by 1.3 percentage points.

•	Losses and loss expenses from a notable loss event for the three months ended December 31, 2014 was $6.8 million compared to $nil for the three months ended December 31, 2013.

•	Net investment income for the three months ended December 31, 2014 was $18.3 million compared to $19.6 million for the three months ended December 31, 2013, a decrease of $1.3 million, or 6.4%.

•	Other insurance related income for the three months ended December 31, 2014 was $0.8 million compared to $0.9 million for the three months ended December 31, 2013, a decrease of $0.1 million.

•	Net operating income for the three months ended December 31, 2014 of $132.1 million compared to income of $92.1 million for the three months ended December 31, 2013, an increase of $40.0 million.

•
General and administrative expenses for the three months ended December 31, 2014 were $21.0 million compared to $21.6 million for the three months ended December 31, 2013, a decrease of $0.6 million, or 2.9%.

Full Year 2014 Results of Operations - Validus Re Segment
The following table presents results of operations for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012 (a)
Underwriting income
Gross premiums written	$1,136,910	$1,242,522	$1,131,959
Reinsurance premiums ceded	(182,056)	(226,264)	(144,578)
Net premiums written	954,854	1,016,258	987,381
Change in unearned premiums	(37,570)	117,679	35,890
Net premiums earned	917,284	1,133,937	1,023,271

Underwriting deductions
Losses and loss expenses	307,290	430,026	575,416
Policy acquisition costs	141,670	180,779	154,362
General and administrative expenses	74,739	91,260	63,048
Share compensation expenses	9,739	7,668	7,763
Total underwriting deductions	533,438	709,733	800,589

Underwriting income (b)	383,846	424,204	222,682

Net investment income	74,599	81,346	88,727
Finance expenses	(14,727)	(16,111)	(8,943)
Other insurance related income	3,159	19,222	5,000

Operating income before taxes	446,877	508,661	307,466
Tax benefit (expense)	5,512	272	(168)
Net operating income (b)	$452,389	$508,933	$307,298

Selected ratios:
Net premiums written / Gross premiums written	84.0%	81.8%	87.2%
Losses and loss expenses	33.5%	37.9%	56.2%
Policy acquisition costs	15.5%	16.0%	15.1%
General and administrative expenses (c)	9.2%	8.7%	6.9%
Expense ratio	24.7%	24.7%	22.0%
Combined ratio	58.2%	62.6%	78.2%

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.

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

(c)	The general and administrative expenses ratio includes share compensation expenses.

The change in net operating income for the years ended December 31, 2014 and December, 31 2013 as compared to the years ended December 31, 2013 and December 31, 2012, respectively, is described in the following table:

	Increase (decrease) to net operating income over the years ended
(Dollars in thousands)	2014 compared to 2013	2013 compared to 2012 (a)
Net premiums earned	$(216,653)	$110,666
Notable and non-notable loss events (b)	2,964	347,419
Incurred current year losses, excluding notable and non-notable loss events	91,430	(188,726)
Prior period loss development	28,342	(13,303)
Other underwriting deductions (c)	53,559	(54,534)
Underwriting income (e)	(40,358)	201,522
Other operating income and expenses, net (d)	(16,186)	113
Net operating income (e)	$(56,544)	$201,635

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.

(b)
The notable loss event for the year ended December 31, 2014 was Tripoli Airport. The notable loss event for the year ended December 31, 2013 was the European Floods. Notable loss events for the year ended December 31, 2012 were Costa Concordia, Cat 67, U.S. drought, Hurricane Isaac and Hurricane Sandy.

(c)	Other underwriting deductions consist of policy acquisition costs, general & administration expenses and share compensation expenses.

(d)	Other operating income and expenses, net, consists of net investment income, other insurance related income, finance expenses and taxes.

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

Gross Premiums Written

	Gross Premiums Written
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012 (a)
Property	$631,032	$(113,598)	$744,630	$(26,987)	$771,617
Marine	190,959	(3,042)	194,001	(63,468)	257,469
Specialty	314,919	11,028	303,891	201,018	102,873
Total	$1,136,910	$(105,612)	$1,242,522	$110,563	$1,131,959

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The decrease in gross premiums written in the property lines of $113.6 million was primarily due to reductions in business written in the catastrophe excess of loss and per risk lines of $87.4 million and $5.7 million, respectively. These decreases were as a result of current market conditions, the impact of a program that was withdrawn and a number of non-renewals due to both unfavorable pricing and the proposed inclusion of terror exposure on some programs without appropriate premium for the additional risk. The decrease in gross premiums written of $3.0 million in the marine lines was primarily due to non-renewals and some business historically written in the marine lines being renewed in the specialty lines. This decrease was partially offset by positive premium adjustments. The increase in gross premiums written of $11.0 million in the specialty lines was primarily due to new composite and trade credit business of $22.0 million and $16.5 million, respectively; offset by a $31.5 million reduction in agricultural business as a result of reduced participation in a number of quota share agreements.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012 (a)
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$631,032	55.5%	$744,630	59.9%	$771,617	68.2%
Marine	190,959	16.8%	194,001	15.6%	257,469	22.7%
Specialty	314,919	27.7%	303,891	24.5%	102,873	9.1%
Total	$1,136,910	100.0%	$1,242,522	100.0%	$1,131,959	100.0%

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The changes in mix of business were consistent with the changes in gross premiums written discussed above.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012 (a)
Property	$154,134	$(17,799)	$171,933	$48,323	$123,610
Marine	16,524	471	16,053	(4,344)	20,397
Specialty	11,398	(26,880)	38,278	37,707	571
Total	$182,056	$(44,208)	$226,264	$81,686	$144,578

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Reinsurance premiums ceded in the property lines decreased by $17.8 million, due to significant restructuring of retrocessional coverage purchased, reflecting more favorable market conditions in the current year. The decrease in reinsurance premiums ceded in the specialty lines of $26.9 million was due primarily to the non-renewal of proportional coverage that was purchased in the first quarter of 2013 related to the agriculture business.
Net Premiums Written

	Net Premiums Written
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012 (a)
Property	$476,898	$(95,799)	$572,697	$(75,310)	$648,007
Marine	174,435	(3,513)	177,948	(59,124)	237,072
Specialty	303,521	37,908	265,613	163,311	102,302
Total	$954,854	$(61,404)	$1,016,258	$28,877	$987,381

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The changes in net premiums written were driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012 (a)
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$476,898	75.6%	$572,697	76.9%	$648,007	84.0%
Marine	174,435	91.3%	177,948	91.7%	237,072	92.1%
Specialty	303,521	96.4%	265,613	87.4%	102,302	99.4%
Total	$954,854	84.0%	$1,016,258	81.8%	$987,381	87.2%

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The specialty ratio has increased by 9.0 percentage points due to the decrease in reinsurance coverage purchased on the agriculture business.
Net Premiums Earned

	Net Premiums Earned
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012 (a)
Property	$470,295	$(201,372)	$671,667	$(2,261)	$673,928
Marine	167,256	(28,157)	195,413	(58,679)	254,092
Specialty	279,733	12,876	266,857	171,606	95,251
Total	$917,284	$(216,653)	$1,133,937	$110,666	$1,023,271

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The decreases in the property and marine lines net premiums earned were as a result of lower gross premiums written and the tail of the Flagstone run-off as premiums were earned in the year ended December 31, 2013 with no comparative amounts for the year ended December 31, 2014. The increase in the specialty lines net premiums earned was due primarily to various adjustments on existing business.
Losses and Loss Expenses

	Losses and Loss Expenses Ratio - All Lines
	Years Ended December 31,
	2014	2013	2012 (a)
All lines—current period excluding items below	37.3%	38.2%	23.9%
All lines—current period—notable loss events	2.4%	4.9%	39.4%
All lines—current period—non-notable loss events	3.3%	0.0%	0.0%
All lines—change in prior accident years	(9.5)%	(5.2)%	(7.1)%
All lines—loss ratio	33.5%	37.9%	56.2%

	Losses and Loss Expenses - All Lines
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012 (a)
All lines—current period excluding items below	$342,538	$(91,430)	$433,968	$188,726	$245,242
All lines—current period—notable loss events	22,469	(32,847)	55,316	(347,419)	402,735
All lines—current period—non-notable loss events	29,883	29,883	—	—	—
All lines—change in prior accident years	(87,600)	(28,342)	(59,258)	13,303	(72,561)
All lines - losses and loss expenses	$307,290	$(122,736)	$430,026	$(145,390)	$575,416

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
Notable Loss Events
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Losses and loss expenses from notable loss events for the year ended December 31, 2014 was $22.5 million from a single notable loss event, Tripoli Airport, which represented 2.4 percentage points of the loss ratio. Net of $3.0 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $19.5 million. Losses and loss expenses from notable loss events for the year ended December 31, 2013 was $55.3 million also from a single notable loss event, the European Floods, which represented 4.9 percentage points of the loss ratio. Net of $4.8 million of reinstatement premiums, the effect of this event on net operating income was a $50.5 million reduction.
Losses and Loss Expenses by Line of Business

	Losses and Loss Expenses Ratio - Property Lines
	Years Ended December 31,
	2014	2013	2012 (a)
Property—current period excluding items below	18.7%	24.2%	18.5%
Property—current period—notable loss events	0.0%	8.2%	41.1%
Property—current period—non-notable loss events	6.4%	0.0%	0.0%
Property—change in prior accident years	(16.2)%	(12.2)%	(6.8)%
Property—loss ratio	8.9%	20.2%	52.8%

	Losses and Loss Expenses - Property Lines
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012 (a)
Property—current period excluding items below	$87,870	$(74,332)	$162,202	$37,724	$124,478
Property—current period—notable loss events	—	(55,316)	55,316	(221,751)	277,067
Property—current period—non-notable loss events	29,883	29,883	—	—	—
Property—change in prior accident years	(76,064)	5,546	(81,610)	(35,877)	(45,733)
Property—losses and loss expenses	$41,689	$(94,219)	$135,908	$(219,904)	$355,812

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The property lines incurred no losses and loss expenses from notable loss events during the year ended December 31, 2014. In comparison, for the year ended December 31, 2013 the property lines incurred $55.3 million of losses and loss expenses from a single notable loss event, the European Floods, which represented 8.2 percentage points of the property lines loss ratio. Net of $4.8 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $50.5 million.

The property lines current year loss ratio, excluding the impact of notable and non-notable loss events, decreased by 5.5 percentage points as a result of lower attritional losses in the current year. The favorable development of $76.1 million, on prior accident years for the year ended December 31, 2014, was primarily due to lower claims emergence on attritional losses and favorable loss development on Hurricane Sandy.

	Losses and Loss Expenses Ratio - Marine Lines
	Years Ended December 31,
	2014	2013	2012 (a)
Marine—current period excluding items below	39.3%	41.4%	36.3%
Marine—current period—notable loss events	0.0%	0.0%	40.3%
Marine—current period—non-notable loss events	0.0%	0.0%	0.0%
Marine—change in prior accident years	(4.1)%	13.7%	(4.4)%
Marine—loss ratio	35.2%	55.1%	72.2%

	Losses and Loss expenses - Marine Lines
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012 (a)
Marine—current period excluding items below	$65,749	$(15,189)	$80,938	$(11,384)	$92,322
Marine—current period—notable loss events	41	41	—	(102,512)	102,512
Marine—current period—non-notable loss events	—	—	—	—	—
Marine—change in prior accident years	(6,830)	(33,535)	26,705	38,003	(11,298)
Marine—losses and loss expenses	$58,960	$(48,683)	$107,643	$(75,893)	$183,536

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The marine lines current year loss ratio, excluding the impact of notable and non-notable loss events, decreased by 2.1 percentage points as a result of lower attritional losses in the current year. The favorable development of $6.8 million, on prior accident years for the year ended December 31, 2014, was primarily due to lower claims emergence on attritional losses; whereas, the unfavorable development of $26.7 million, on prior accident years for the year ended December 31, 2013, was primarily due to adverse development on both Costa Concordia and Deepwater Horizon.

	Losses and Loss Expenses Ratio - Specialty Lines
	Years Ended December 31,
	2014	2013	2012 (a)
Specialty—current period excluding items below	67.6%	71.5%	29.9%
Specialty—current period—notable loss events	8.0%	0.0%	24.3%
Specialty—current period—non-notable loss events	0.0%	0.0%	0.0%
Specialty—change in prior accident years	(1.7)%	(1.6)%	(16.3)%
Specialty—loss ratio	73.9%	69.9%	37.9%

	Losses and Loss Expenses - Specialty Lines
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012 (a)
Specialty—current period excluding items below	$188,919	$(1,909)	$190,828	$162,386	$28,442
Specialty—current period—notable loss events	22,428	22,428	—	(23,156)	23,156
Specialty—current period—non-notable loss events	—	—	—	—	—
Specialty—change in prior accident years	(4,706)	(353)	(4,353)	11,177	(15,530)
Specialty—losses and loss expenses	$206,641	$20,166	$186,475	$150,407	$36,068

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.

The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
During the year ended December 31, 2014, the specialty lines incurred $22.4 million of losses and loss expenses from a single notable loss event, Tripoli Airport, which represented 8.0 percentage points of the specialty lines loss ratio. Net of $3.0 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $19.4 million. In comparison, the specialty lines incurred no losses and loss expenses from notable loss events during the year ended December 31, 2013.
The specialty lines current year loss ratio, excluding the impact of notable and non-notable loss events, decreased by 3.9 percentage points as a result of lower attritional losses in the current year.
Policy Acquisition Costs

	Policy Acquisition Costs
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012 (a)
Property	$76,955	$(27,962)	$104,917	$10,678	$94,239
Marine	26,724	(9,626)	36,350	(7,993)	44,343
Specialty	37,991	(1,521)	39,512	23,732	15,780
Total	$141,670	$(39,109)	$180,779	$26,417	$154,362

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.

	Acquisition Cost Ratio
	Years Ended December 31,
	2014	Percentage Point Change	2013	Percentage Point Change	2012 (a)
Property	16.4%	0.8	15.6%	1.6	14.0%
Marine	16.0%	(2.6)	18.6%	1.1	17.5%
Specialty	13.6%	(1.2)	14.8%	(1.8)	16.6%
Total	15.5%	(0.5)	16.0%	0.9	15.1%

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The acquisition cost ratio for the marine lines decreased 2.6 percentage points primarily due to adjustments to estimates on proportional lines in the respective years. The acquisition cost ratio for the specialty lines has decreased by 1.2 percentage points due to changes on renewed agricultural policies.

General and Administrative and Share Compensation Expenses

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012 (a)
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$74,739	8.1%	$91,260	8.0%	$63,048	6.2%
Share compensation expenses	9,739	1.1%	7,668	0.7%	7,763	0.7%
Total	$84,478	9.2%	$98,928	8.7%	$70,811	6.9%

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The decrease in general and administrative expenses of $16.5 million or 18.1% was primarily due to a reduction in office and infrastructure costs related to entities that are no longer in use as a result of efficiencies achieved through rationalization of historical Flagstone entities. Also contributing to the decrease was a reduction in professional fees and staff costs associated with the wind-up of certain Flagstone entities. This was partially offset by an increase in staff costs related to underwriting operations in Dublin, Ireland and Zurich, Switzerland compared to the year ended December 31, 2013. The increase in share compensation expenses of $2.1 million or 27.0% was primarily due to a higher level of awards being issued in 2013 compared to earlier years.
Selected Underwriting Ratios
The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the losses and loss expenses ratio and the expense ratio. The losses and loss expenses ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition costs ratio, general and administrative expenses ratio, expense ratio and combined ratio for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012 (a)
Losses and loss expenses ratio	33.5%	37.9%	56.2%
Policy acquisition costs ratio	15.5%	16.0%	15.1%
General and administrative expenses ratio (b)	9.2%	8.7%	6.9%
Expense ratio	24.7%	24.7%	22.0%
Combined ratio	58.2%	62.6%	78.2%

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.

(b)	Includes general and administrative expenses and share compensation expenses.
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The decrease in the combined ratio for the year ended December 31, 2014 of 4.4 percentage points compared to the year ended December 31, 2013 was due to the movement in the underlying ratios as discussed above.

Net Investment Income

	Investment Income
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012 (a)
Fixed maturities and short-term investments	$69,709	$(10,119)	$79,828	$(8,172)	$88,000
Other investments	6,753	1,509	5,244	2,044	3,200
Cash and cash equivalents	3,730	953	2,777	(1,296)	4,073
Securities lending income	11	5	6	(8)	14
Total gross investment income	80,203	(7,652)	87,855	(7,432)	95,287
Investment expenses	(5,604)	905	(6,509)	51	(6,560)
Total	$74,599	$(6,747)	$81,346	$(7,381)	$88,727

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The decrease in net investment income for the year ended December 31, 2014 was $6.7 million or 8.3% primarily due to a decrease in the balance of fixed maturities and a slightly lower overall yield on such investments. Net investment income from other investments includes distributed and undistributed net income from certain investments.
Other Insurance Related Income

	Other Insurance Related Income
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012 (a)
Other insurance related income	$3,159	$(16,063)	$19,222	$14,222	$5,000

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The decrease in other insurance related income for the year ended December 31, 2014 was $16.1 million or 83.6% primarily due to the gain recorded on the redemption of part of Validus Re's investment in the AlphaCat ILS funds during the year ended December 31, 2013.
Finance Expenses

	Finance Expenses
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012 (a)
Finance expenses	$14,727	$(1,384)	$16,111	$7,168	$8,943

(a)	The results of operations from Flagstone are consolidated from the November 30, 2012 date of acquisition.

The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Finance expenses for the year ended December 31, 2014 and 2013 were comparable.

Fourth Quarter 2014 Summarized Results of Operations - AlphaCat Segment

•
Gross premiums written from our consolidated entities, including PaCRe, for the three months ended December 31, 2014 were $0.1 million compared to $0.3 million for the three months ended December 31, 2013, a decrease of $0.1 million.

•	Net premiums earned for the three months ended December 31, 2014 were $34.1 million compared to $37.6 million for the three months ended December 31, 2013, a decrease of $3.6 million.

•	Underwriting income for the three months ended December 31, 2014 was $29.2 million compared to $28.0 million for the three months ended December 31, 2013, an increase of $1.2 million.

•	Other insurance related income for the three months ended December 31, 2014 was $5.6 million compared to $9.0 million for the three months ended December 31, 2013, a decrease of $3.3 million.

•
Income from operating affiliates for the three months ended December 31, 2014 was $4.1 million compared to income from operating affiliates of $5.5 million for the three months ended December 31, 2013, a decrease of $1.4 million.

•	Income attributable to operating affiliate investors for the three months ended December 31, 2014 and 2013 was $26.6 million.

•	The combined ratio for the three months ended December 31, 2014 was 14.3% compared to 25.6% for the three months ended December 31, 2013, a decrease of 11.3 percentage points.

•	The loss ratio for the three months ended December 31, 2014 was (7.4)% compared to 1.7% for the three months ended December 31, 2013, a decrease of 9.1 percentage points.

•	Net investment income for the three months ended December 31, 2014 was $1.7 million compared to $1.0 million for the three months ended December 31, 2013, an increase of $0.7 million.

•
Net operating income available to AlphaCat for the three months ended December 31, 2014 was $8.9 million compared to $11.8 million for the three months ended December 31, 2013, a decrease of $2.9 million.

2014 Results of Operations - AlphaCat Segment
The following table presents results of operations for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Underwriting income
Gross premiums written	$135,181	$147,009	$21,603
Reinsurance premiums ceded	(4,348)	(525)	—
Net premiums written	130,833	146,484	21,603
Change in unearned premiums	1,517	(9,070)	(3,937)
Net premiums earned	132,350	137,414	17,666

Underwriting deductions
Losses and loss expenses	(9,670)	17,569	—
Policy acquisition costs	12,673	13,853	1,774
General and administrative expenses	19,590	18,765	7,532
Share compensation expenses	501	468	279
Total underwriting deductions	23,094	50,655	9,585

Underwriting income (a)	109,256	86,759	8,081
Net investment income	4,276	3,865	3,748
Finance expenses	(3,545)	(5,734)	(3,061)
Other insurance related income	27,122	26,424	23,229
Operating income before income from operating affiliates and (income) attributable to operating affiliate investors	137,109	111,314	31,997
Income from operating affiliates	17,723	14,289	12,580
(Income) attributable to operating affiliate investors	(109,399)	(68,763)	—
Net operating income (a)	45,433	56,840	44,577
Net operating (income) attributable to noncontrolling interest	(6,843)	(11,617)	(1,433)
Net operating income available to Validus (a)	$38,590	$45,223	$43,144
Selected ratios:
Net premiums written / Gross premiums written	96.8%	99.6%	100.0%
Losses and loss expenses	(7.3)%	12.8%	—%
Policy acquisition costs	9.6%	10.1%	10.0%
General and administrative expenses (b)	15.2%	14.0%	44.2%
Expense ratio	24.8%	24.1%	54.2%
Combined ratio	17.5%	36.9%	54.2%

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

(b)	The general and administrative expenses ratio includes share compensation expenses.

The change in net operating income available to Validus for the years ended December 31, 2014 and December, 31 2013 as compared to the years ended December 31, 2013 and December 31, 2012, respectively, is described in the following table.

	Increase (decrease) to net operating income available to Validus over the years ended
(Dollars in thousands)	2014 compared to 2013	2013 compared to 2012
Net premiums earned	$(5,064)	$119,748
Notable and non-notable loss events (a)	809	(809)
Incurred current year losses, excluding notable and non-notable loss events	14,229	(16,760)
Prior period loss development	12,201	—
Other underwriting deductions (b)	322	(23,501)
Underwriting income (d)	22,497	78,678
(Income) attributable to operating affiliate investors	(40,636)	(68,763)
Other operating income and expenses, net (c)	6,732	2,348
Net operating income (d)	(11,407)	12,263
Net operating (income) loss attributable to noncontrolling interest	4,774	(10,184)
Net operating income available to Validus (d)	$(6,633)	$2,079

(a)	The notable loss event for the year ended December 31, 2013 was the European Floods.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administration expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other insurance related income, finance expenses, taxes and income (loss) from operating affiliates.

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

Gross Premiums Written

	Gross Premiums Written
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Property	$135,181	$(11,828)	$147,009	$125,406	$21,603

The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The decrease in gross premiums written in the property lines of $11.8 million was as a result of AlphaCat 2014 having a smaller capital base than AlphaCat 2013. Partially offsetting this was an increase in the capital base of the AlphaCat ILS funds for the year ended December 31, 2014 compared to the year ended December 31, 2013. Business written into the AlphaCat ILS funds typically has a lower rate on line than business written into AlphaCat 2014 or AlphaCat 2013. As a result, the impact on gross premiums written from a change in capital base between AlphaCat 2014 and AlphaCat 2013 will be proportionately higher than from a change in the capital base of the AlphaCat ILS funds.
Managed gross premiums written for the year ended December 31, 2014 were $135.2 million compared to $143.1 million for the year ended December 31, 2013, a decrease of $8.0 million or 5.6%. A reconciliation of managed gross premiums written to gross premiums written, the most comparable U.S. GAAP financial measure, is presented in the section entitled "Non-GAAP Financial Measures."

Reinsurance Premiums Ceded
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
AlphaCat reinsurance premiums ceded for the year ended December 31, 2014 were $4.3 million compared to $0.5 million for the year ended December 31, 2013. The reinsurance was purchased due to the availability of attractively priced coverage.
Net Premiums Written

	Net Premiums Written
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Property	$130,833	$(15,651)	$146,484	$124,881	$21,603
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The decrease in AlphaCat net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 96.8% and 99.6% for the years ended December 31, 2014 and 2013, respectively.
Net Premiums Earned

	Net Premiums Earned
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Property	$132,350	$(5,064)	$137,414	$119,748	$17,666
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The decrease in net premiums earned in the property lines was due to lower mid-year renewals in 2014 compared to 2013.
Losses and Loss Expenses

	Losses and Loss Expenses Ratio
	Years Ended December 31,
	2014	2013	2012
Property—current period excluding items below	1.9%	12.2%	0.0%
Property—current period—notable loss events	0.0%	0.6%	0.0%
Property—current period—non-notable loss events	0.0%	0.0%	0.0%
Property—change in prior accident years	(9.2)%	0.0%	0.0%
Property—loss ratio	(7.3)%	12.8%	0.0%

	Losses and Loss Expenses
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Property—current period excluding items below	$2,531	$(14,229)	$16,760	$16,760	$—
Property—current period—notable loss events	—	(809)	809	809	—
Property—current period—non-notable loss events	—	—	—	—	—
Property—prior year development	(12,201)	(12,201)	—	—	—
Property—losses and loss expenses	$(9,670)	$(27,239)	$17,569	$17,569	$—

The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The property lines current year loss ratio, excluding the impact of notable and non-notable loss events, was lower by 10.3 percentage points as a result of lower attritional losses in the current year. The favorable development of $12.2 million, on prior accident years for the year ended December 31, 2014, relates the partial release of reserves originally established in the third quarter of 2013 on an aggregate excess of loss contract.
Notable Loss Events
There were no losses and loss expenses from notable loss events for the year ended December 31, 2014. In comparison, losses and loss expenses from notable loss events for the year ended December 31, 2013 was $0.8 million from a single notable loss event, the European Floods, which represented 0.6 percentage points of the loss ratio.
Policy Acquisition Costs

	Policy Acquisition Costs
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Property	$12,673	$(1,180)	$13,853	$12,079	$1,774

	Acquisition Cost Ratio
	Years Ended December 31,
	2014	Change	2013	Change	2012
Property	9.6%	(0.5)%	10.1%	0.1%	10.0%
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The acquisition cost ratios for the year ended December 31, 2014 and 2013 were comparable.
General and Administrative Expenses

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$19,590	14.8%	$18,765	13.7%	$7,532	42.6%
Share compensation expenses	$501	0.4%	$468	0.3%	$279	1.6%
Total	$20,091	15.2%	$19,233	14.0%	$7,811	44.2%
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The increase in general and administrative expenses of $0.8 million or 4.4% was due primarily to an increase in professional fees relating to PaCRe.

Selected Underwriting Ratios
The following table presents the losses and loss expenses ratio, policy acquisition costs ratio, general and administrative expenses ratio, expense ratio and combined ratio for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Losses and loss expenses ratio	(7.3)%	12.8%	0.0%
Policy acquisition costs ratio	9.6%	10.1%	10.0%
General and administrative expenses ratio (a)	15.2%	14.0%	44.2%
Expense ratio	24.8%	24.1%	54.2%
Combined ratio	17.5%	36.9%	54.2%

(a)	Includes general and administrative expenses and share compensation expenses.
The decrease in the combined ratio for the year ended December 31, 2014 of 19.4 percentage points compared to the year ended December 31, 2013 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Investment Income
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Fixed maturities and short-term investments	$4,204	$374	$3,830	$115	$3,715
Restricted cash and cash and cash equivalents	72	37	35	2	33
Total gross investment income	4,276	411	3,865	117	3,748
Investment expenses	—	—	—	—	—
Total	$4,276	$411	$3,865	$117	$3,748
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Net investment income for the year ended December 31, 2014 and 2013 was comparable.
Other Insurance Related Income

	Other Income
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Other insurance related income	$27,122	$698	$26,424	$3,195	$23,229
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Other insurance related income for the year ended December 31, 2014 and 2013 was comparable.
Finance Expenses

	Finance Expenses
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Finance expenses	$3,545	$(2,189)	$5,734	$2,673	$3,061

The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The decrease in finance expenses of $2.2 million or 38.2% was primarily due to non-recurring finance costs incurred of $1.9 million during the year ended December 31, 2013.
Income From Operating Affiliates

	Income from Operating Affiliates
	Years Ended December, 31
(Dollars in thousands)	2014	Change	2013	Change	2012
AlphaCat Re 2011	$622	$(1,309)	$1,931	$(7,830)	$9,761
AlphaCat Re 2012	938	(2,799)	3,737	918	2,819
AlphaCat 2013	2,086	(4,658)	6,744	6,744	—
AlphaCat 2014	6,103	6,121	(18)	(18)	—
AlphaCat ILS funds	7,974	6,079	1,895	1,895	—
Total	$17,723	$3,434	$14,289	$1,709	$12,580

The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
For details of voting and equity ownership interests of the above entities, refer to Note 9 to the Consolidated Financial Statements in Part II, Item 8. The increase in income from operating affiliates for the year ended December 31, 2014 was primarily due to the deconsolidation of one of the AlphaCat ILS funds in the first quarter of 2014.
(Income) attributable to operating affiliate investors

	(Income) attributable to operating affiliate investors
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
(Income) attributable to operating affiliate investors	$(109,399)	$(40,636)	$(68,763)	$(68,763)	$—
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Income attributable to operating affiliate investors was $40.6 million higher, reflecting the increased transfer of economics as a result of the deconsolidation of one of the AlphaCat ILS funds in the first quarter of 2014. This balance represents the transfer of investors' economic interest in the non-consolidated affiliated entities and includes both the Company's and third-party investors' share.
Net Operating (Income) Attributable to Noncontrolling Interest

	Net Operating (Income) attributable to noncontrolling interest
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Net operating (income) attributable to noncontrolling interest	$(6,843)	$4,774	$(11,617)	$(10,184)	$(1,433)
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
For the year ended December 31, 2014, the net operating income attributable to noncontrolling interest was $6.8 million, which comprised $3.2 million relating to 90% of the net operating income in PaCRe for the year and $3.6 million of net operating income relating to the consolidated AlphaCat ILS funds.

Fourth Quarter 2014 Summarized Results of Operations - Talbot Segment

•
Gross premiums written for the three months ended December 31, 2014 were $247.4 million compared to $236.4 million for the three months ended December 31, 2013, an increase of $11.1 million, or 4.7%. Gross premiums written for the three months ended December 31, 2014 included $76.1 million of property premiums, $72.9 million of marine premiums and $98.4 million of specialty premiums compared to $60.9 million of property premiums, $75.1 million of marine premiums and $100.4 million of specialty premiums for the three months ended December 31, 2013.

•	Net premiums earned for the three months ended December 31, 2014 were $221.2 million compared to $204.3 million for the three months ended December 31, 2013, an increase of $16.9 million, or 8.3%.

•	Underwriting income for the three months ended December 31, 2014 was $7.2 million compared to $27.1 million for the three months ended December 31, 2013, a decrease of $19.9 million.

•	Combined ratio for the three months ended December 31, 2014 was 96.8% compared to 86.8% for the three months ended December 31, 2013.

•
The loss ratio for the three months ended December 31, 2014 was 53.6% compared to 46.4% for the three months ended December 31, 2013, an increase of 7.2 percentage points. The loss ratio for the three months ended December 31, 2014 included favorable loss reserve development on prior accident years of $42.0 million, benefiting the loss ratio by 19.0 percentage points. The loss ratio for the three months ended December 31, 2013 included favorable loss reserve development on prior accident years of $37.0 million, benefiting the loss ratio by 18.1 percentage points.

•
Losses and loss expenses from notable loss events for the three months ended December 31, 2014 was $nil compared to ($1.7) million for the three months ended December 31, 2013, an increase of $1.7 million.

•	Net investment income for the three months ended December 31, 2014 was $6.3 million compared to $4.6 million for the three months ended December 31, 2013, an increase of $1.7 million, or 37.0%.

•	Net operating income for the three months ended December 31, 2014 was $11.3 million compared to $33.4 million for the three months ended December 31, 2013, a decrease of $22.1 million.

2014 Results of Operations - Talbot Segment
The following table presents results of operations for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Underwriting income
Gross premiums written	$1,101,770	$1,091,890	$1,078,636
Reinsurance premiums ceded	(192,211)	(226,111)	(228,686)
Net premiums written	909,559	865,779	849,950
Change in unearned premiums	(29,785)	(35,085)	(17,671)
Net premiums earned	879,774	830,694	832,279

Underwriting deductions
Losses and loss expenses	423,394	346,337	424,030
Policy acquisition costs	187,162	170,738	183,926
General and administrative expenses	150,828	136,458	133,281
Share compensation expenses	11,346	9,613	7,789
Total underwriting deductions	772,730	663,146	749,026

Underwriting income (a)	107,044	167,548	83,253
Net investment income	20,575	18,061	21,310
Finance expenses	213	(259)	(162)
Other insurance related income	1,095	1,819	2,033
Operating income before taxes	128,927	187,169	106,434
Tax expense	(3,880)	(671)	(2,229)
Net operating income (a)	$125,047	$186,498	$104,205

Selected ratios:
Net premiums written / Gross premiums written	82.6%	79.3%	78.8%
Losses and loss expenses	48.1%	41.7%	50.9%
Policy acquisition costs	21.3%	20.5%	22.1%
General and administrative expense (b)	18.4%	17.6%	16.9%
Expense ratio	39.7%	38.1%	39.0%
Combined ratio	87.8%	79.8%	89.9%

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

(b)	The general and administrative expenses ratio includes share compensation expenses.

The change in net operating income for the years ended December 31, 2014 and December 31, 2013 as compared to the years ended December 31, 2013 and December 31, 2012, respectively, is described in the following table:

	Increase (decrease) to net operating income over the years ended
(Dollars in thousands)	2014 compared to 2013	2013 compared to 2012
Net premiums earned	$49,080	$(1,585)
Notable and non-notable loss events (a)	(12,566)	93,132
Incurred current year losses, excluding notable and non-notable loss events	(59,467)	(59,221)
Prior period loss development	(5,024)	43,782
Other underwriting deductions (b)	(32,527)	8,187
Underwriting income (d)	(60,504)	84,295
Other operating income and expenses, net (c)	(947)	(2,002)
Net operating income (d)	$(61,451)	$82,293

(a)
The notable loss event for the year ended December 31, 2014 was Tripoli Airport. The notable loss event for the year ended December 31, 2013 was the European Floods. Notable loss events for the year ended December 31, 2012 were Costa Concordia, Cat 67, Hurricane Isaac and Hurricane Sandy.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administration expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other insurance related income, finance expenses and taxes.

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

Gross Premiums Written

	Gross Premiums Written
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Property	$337,210	$(8,621)	$345,831	$20,921	$324,910
Marine	392,701	11,463	381,238	(14,969)	396,207
Specialty	371,859	7,038	364,821	7,302	357,519
Total	$1,101,770	$9,880	$1,091,890	$13,254	$1,078,636

The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The decrease in gross premiums written in the property lines of $8.6 million was primarily due to a net decrease in the property treaty lines of $33.9 million, of which $28.2 million related to the Latin American business now being written directly through Validus Re Swiss. This business was previously written by Talbot and ceded to Validus Re. This decrease was partially offset by an increase in the direct property and construction lines of $20.4 million and $5.2 million, respectively, due to new business and premium adjustments. The increase in gross premiums written in the marine lines of $11.5 million was due primarily to an increase in the cargo lines of $11.2 million as a result of additional premium signings. The increase in gross premiums written in the specialty lines of $7.0 million was partially due to an increase on political risk lines of $6.3 million. In particular, the political risk lines increase was in part due to the expanding crisis management book and the employment of two new underwriters.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$337,210	30.6%	$345,831	31.7%	$324,910	30.1%
Marine	392,701	35.6%	381,238	34.9%	396,207	36.7%
Specialty	371,859	33.8%	364,821	33.4%	357,519	33.2%
Total	$1,101,770	100.0%	$1,091,890	100.0%	$1,078,636	100.0%
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The changes in mix of business were consistent with the changes in gross premiums written discussed above.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Property	$111,948	$(30,015)	$141,963	$1,740	$140,223
Marine	24,928	558	24,370	(6,341)	30,711
Specialty	55,335	(4,443)	59,778	2,026	57,752
Total	$192,211	$(33,900)	$226,111	$(2,575)	$228,686
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The decrease in reinsurance premiums ceded in the property lines of $30.0 million was due primarily to a decrease in the property treaty lines of $22.7 million due to lower quota share premiums as a result of underlying Latin American business now being written directly through Validus Re Swiss. This business was previously written by Talbot and ceded to Validus Re. Also contributing to the decrease was a reduction in the energy onshore lines of $6.0 million due to changes in the excess of loss program and structure. The decrease in the specialty lines of $4.4 million was primarily due to a decrease in the aviation direct lines of $4.3 million.
Net Premiums Written

	Net Premiums Written
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Property	$225,262	$21,394	$203,868	$19,181	$184,687
Marine	367,773	10,905	356,868	(8,628)	365,496
Specialty	316,524	11,481	305,043	5,276	299,767
Total	$909,559	$43,780	$865,779	$15,829	$849,950
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The changes in Talbot net premiums written were driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$225,262	66.8%	$203,868	59.0%	$184,687	56.8%
Marine	367,773	93.7%	356,868	93.6%	365,496	92.2%
Specialty	316,524	85.1%	305,043	83.6%	299,767	83.8%
Total	$909,559	82.6%	$865,779	79.3%	$849,950	78.8%
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The property ratio increased by 7.8 percentage points due to the Latin American business being written directly through Validus Re Swiss. This business was previously written through Talbot and ceded to Validus Re.
Net Premiums Earned

	Net Premiums Earned
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Property	$208,776	$17,026	$191,750	$16,979	$174,771
Marine	366,338	17,491	348,847	(6,073)	354,920
Specialty	304,660	14,563	290,097	(12,491)	302,588
Total	$879,774	$49,080	$830,694	$(1,585)	$832,279
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The changes in the net premiums earned were consistent with the pattern of net premiums written influencing the earned premiums for the year ended December 31, 2014 compared to the year ended December 31, 2013.
Losses and Loss Expenses

	Losses and Loss Expenses Ratio - All Lines
	Years Ended December 31,
	2014	2013	2012
All lines—current period excluding items below	62.3%	58.7%	51.4%
All lines—current period—notable loss events	1.4%	0.6%	11.8%
All lines—current period—non-notable loss events	0.5%	0.0%	0.0%
All lines—change in prior accident years	(16.1)%	(17.6)%	(12.3)%
All lines—loss ratio	48.1%	41.7%	50.9%

	Losses and Loss Expenses - All Lines
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
All lines—current period excluding items below	$547,300	$59,467	$487,833	$59,221	$428,612
All lines—current period—notable loss events	12,475	7,781	4,694	(93,132)	97,826
All lines—current period—non-notable loss events	4,785	4,785	—	—	—
All lines—change in prior accident years	(141,166)	5,024	(146,190)	(43,782)	(102,408)
All lines—losses and loss expenses	$423,394	$77,057	$346,337	$(77,693)	$424,030

Notable Loss Events
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Losses and loss expenses from notable loss events for the year ended December 31, 2014 was $12.5 million from a single notable loss event, Tripoli Airport, which represented 1.4 percentage points of the loss ratio. Net of $0.8 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $11.7 million. Losses and loss expenses from notable loss events for the year ended December 31, 2013 was $4.7 million also from a single notable loss event, the European Floods, which represented 0.6 percentage points of the loss ratio. Net of $0.3 million of reinstatement premiums, the effect of this event on net operating income was a $4.4 million reduction.
Losses and Loss Expenses by Line of Business

	Losses and Loss Expenses Ratio - Property Lines
	Years Ended December 31,
	2014	2013	2012
Property—current period excluding items below	70.8%	61.6%	55.6%
Property—current period—notable loss events	0.0%	1.9%	27.2%
Property—current period—non-notable loss events	2.3%	0.0%	0.0%
Property—change in prior accident years	(25.8)%	(23.8)%	(15.0)%
Property—loss ratio	47.3%	39.7%	67.8%

	Losses and Loss Expenses - Property Lines
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Property—current period excluding items below	$147,672	$29,520	$118,152	$20,891	$97,261
Property—current period—notable loss events	—	(3,694)	3,694	(43,762)	47,456
Property—current period—non-notable loss events	4,785	4,785	—	—	—
Property—change in prior accident years	(53,779)	(8,087)	(45,692)	(19,429)	(26,263)
Property—losses and loss expenses	$98,678	$22,524	$76,154	$(42,300)	$118,454
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The property lines incurred no losses and loss expenses from notable loss events during the year ended December 31, 2014. In comparison, for the year ended December 31, 2013 the property lines incurred $3.7 million of losses and loss expenses from a single notable loss event, the European Floods, which represented 1.9 percentage points of the property lines loss ratio. Net of $0.3 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $3.4 million.
The property lines current year loss ratio, excluding the impact of notable and non-notable loss events, increased by 9.2 percentage points as a result of higher attritional losses in the current year. The favorable development of $53.8 million, on prior accident years for the year ended December 31, 2014, primarily relates to favorable development on attritional losses, better experience on known events and lower emergence of events.

	Losses and Loss Expenses Ratio - Marine Lines
	Years Ended December 31,
	2014	2013	2012
Marine—current period excluding items below	51.4%	56.6%	50.5%
Marine—current period—notable loss events	0.1%	0.3%	12.2%
Marine—current period—non-notable loss events	0.0%	0.0%	0.0%
Marine—change in prior accident years	(8.6)%	(13.2)%	(11.3)%
Marine—loss ratio	42.9%	43.7%	51.4%

	Losses and Loss Expenses - Marine Lines
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Marine—current period excluding items below	$188,383	$(9,094)	$197,477	$18,334	$179,143
Marine—current period—notable loss events	191	(809)	1,000	(42,294)	43,294
Marine—current period—non-notable loss events	—	—	—	—	—
Marine—change in prior accident years	(31,397)	14,695	(46,092)	(6,032)	(40,060)
Marine—losses and loss expenses	$157,177	$4,792	$152,385	$(29,992)	$182,377
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
During the year ended December 31, 2014, the marine lines incurred $0.2 million of losses and loss expenses from a single notable loss event, Tripoli Airport, which represented 0.1 percentage point of the marine lines loss ratio. In comparison, for the year ended December 31, 2013 the marine lines incurred $1.0 million of losses and loss expenses from a single notable loss event, the European Floods, which represented 0.3% percentage points of the marine lines loss ratio.
The marine lines current year loss ratio, excluding the impact of notable and non-notable loss events, decreased by 5.2 percentage points as a result of lower attritional losses in the current year. The favorable development $31.4 million, on prior accident years for the year ended December 31, 2014, primarily relates to favorable development on attritional losses.

	Losses and Loss Expenses Ratio - Specialty Lines
	Years Ended December 31,
	2014	2013	2012
Specialty—current period excluding items below	69.4%	59.4%	50.3%
Specialty—current period—notable loss events	4.0%	0.0%	2.3%
Specialty—current period—non-notable loss events	0.0%	0.0%	0.0%
Specialty—change in prior accident years	(18.4)%	(18.8)%	(11.9)%
Specialty—loss ratio	55.0%	40.6%	40.7%

	Losses and Loss Expenses - Specialty Lines
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Specialty—current period excluding items above	$211,245	$39,041	$172,204	$19,996	$152,208
Specialty—current period—notable loss events	12,284	12,284	—	(7,076)	7,076
Specialty—current period—non-notable loss events	—	—	—	—	—
Specialty—change in prior accident years	(55,990)	(1,584)	(54,406)	(18,321)	(36,085)
Specialty—losses and loss expenses	$167,539	$49,741	$117,798	$(5,401)	$123,199
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
During the year ended December 31, 2014, the specialty lines incurred $12.3 million of losses and loss expenses from a single notable loss event, Tripoli Airport, which represented 4.0 percentage points of the specialty lines loss ratio. Net of $0.8 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $11.5 million. In comparison, the specialty lines incurred no losses and loss expenses from notable loss events during the year ended December 31, 2013.
The specialty lines current year loss ratio, excluding the impact of notable and non-notable loss events, increased by 10.0 percentage points as a result of higher attritional losses in the current year. The favorable development $56.0 million, on prior accident years for the year ended December 31, 2014, primarily relates to favorable development on attritional losses.

Policy Acquisition Costs

	Policy Acquisition Costs
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Property	$27,549	$5,239	$22,310	$6,196	$16,114
Marine	88,079	7,780	80,299	(16,283)	96,582
Specialty	71,534	3,405	68,129	(3,101)	71,230
Total	$187,162	$16,424	$170,738	$(13,188)	$183,926

	Acquisition Cost Ratio
	Years Ended December 31,
	2014	Percentage Point Change	2013	Percentage Point Change	2012
Property	13.2%	1.6	11.6%	2.4	9.2%
Marine	24.0%	1.0	23.0%	(4.2)	27.2%
Specialty	23.5%	0.0	23.5%	0.0	23.5%
Total	21.3%	0.8	20.5%	(1.6)	22.1%
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The property acquisition cost ratio increased by 1.6 percentage points due to lower ceded acquisition costs on quota share premiums as a result of the Latin American business being written directly through Validus Re Swiss. This business was previously written through Talbot and ceded to Validus Re. The increase in the marine acquisition cost ratio of 1.0 percentage points was due to profit commission adjustments that reduced costs for the year ended December 31, 2013.
General and Administrative and Share Compensation Expenses

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$150,828	17.1%	$136,458	16.4%	$133,281	16.0%
Share compensation expenses	11,346	1.3%	9,613	1.2%	7,789	0.9%
Total	$162,174	18.4%	$146,071	17.6%	$141,070	16.9%
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
General and administrative expenses increased by $14.4 million due to salary increases, an increase in overall headcount from 306 employees at December 31, 2013 to 317 employees at December 31, 2014 and a strengthening of the British pound against the U.S. dollar compared to the prior year. The increase in share compensation expenses of $1.7 million or 18.0% was primarily due to a higher level of awards being issued in 2013 compared to earlier years.

Selected Underwriting Ratios
The following table presents the losses and loss expenses ratio, policy acquisition costs ratio, general and administrative expenses ratio, expense ratio and combined ratio for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Losses and loss expenses ratio	48.1%	41.7%	50.9%
Policy acquisition costs ratio	21.3%	20.5%	22.1%
General and administrative expenses ratio (a)	18.4%	17.6%	16.9%
Expense ratio	39.7%	38.1%	39.0%
Combined ratio	87.8%	79.8%	89.9%

(a)	Includes general and administrative expenses and share compensation expenses.
The increase in the combined ratio for the year ended December 31, 2014 of 8.0 percentage points compared to the year ended December 31, 2013 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Investment Income
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Fixed maturities and short-term investments	$20,761	$3,247	$17,514	$(2,147)	$19,661
Cash and cash equivalents	1,372	(529)	1,901	(1,252)	3,153
Total gross investment income	22,133	2,718	19,415	(3,399)	22,814
Investment expenses	(1,558)	(204)	(1,354)	150	(1,504)
Total	$20,575	$2,514	$18,061	$(3,249)	$21,310
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Net investment income for the year ended December 31, 2014 increased by $2.5 million or 13.9% as a result of enhancements to our asset allocation strategy.

2014 Results of Operations - Western World Segment
The Company acquired Western World on October 2, 2014, therefore, the results of Western World have been included in the Company's consolidated results from the date of acquisition.
The following table presents results of operations for the year ended December 31, 2014:

Year Ended December 31, (c)
(Dollars in thousands)	2014
Underwriting income
Gross premiums written	$65,235
Reinsurance premiums ceded	(6,428)
Net premiums written	58,807
Change in unearned premiums	14,189
Net premiums earned	72,996

Underwriting deductions
Losses and loss expenses	51,035
Policy acquisition costs	3,169
General and administrative expenses	11,121
Share compensation expenses	135
Total underwriting deductions	65,460

Underwriting income (a)	7,536
Net investment income	4,523
Finance expenses	—
Other insurance related income	264
Operating income before taxes	12,323
Tax expense	(1,422)
Net operating income (a)	$10,901

Selected ratios:
Net premiums written / Gross premiums written	90.1%
Losses and loss expenses	69.9%
Policy acquisition costs	4.4%
General and administrative expense (b)	15.4%
Expense ratio	19.8%
Combined ratio	89.7%

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

(b)	The general and administrative expenses ratio includes share compensation expenses.

(c)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written (a)
	Year Ended December 31, 2014
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)
Property	$9,983	15.3%
Liability	55,252	84.7%
Total	$65,235	100.0%

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.
The liability lines consists largely of commercial package liability, program and other liability business. Western World discontinued writing binding authority commercial auto business during the three months ended December 31, 2014.
Reinsurance Premiums Ceded

Reinsurance Premiums Ceded (a)
Year Ended December 31,
(Dollars in thousands)	2014
Property	$1,535
Liability	4,893
Total	$6,428

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.
The Western World reinsurance program includes various treaties: a binding authority excess of loss, brokerage casualty, brokerage professional, property per risk excess of loss and property catastrophe excess of loss.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written (a)
	Year Ended December 31, 2014
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written
Property	$8,448	84.6%
Liability	50,359	91.1%
Total	$58,807	90.1%

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.
Net premiums written and the net retention ratio were driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

Net Premiums Earned (a)
Year Ended December 31,
(Dollars in thousands)	2014
Property	$11,254
Liability	61,742
Total	$72,996

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

Net premiums earned exceeded net premiums written as Western World discontinued writing binding authority commercial auto business during the three months ended December 31, 2014.
Losses and Loss Expenses

Losses and Loss Expenses Ratio - All Lines (a)
Year Ended December 31,
2014
All lines—current period excluding items below	85.3%
All lines—current period—notable loss events	0.0%
All lines—current period—non-notable loss events	0.0%
All lines—change in prior accident years (b)	(15.4)%
All lines—loss ratio (b)	69.9%

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

(b)
Upon closing the acquisition, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $4,607 during the year ended December 31, 2014, benefiting the loss ratio by 6.3% points. The remaining fair value adjustment will be amortized in 2015.

Losses and Loss Expenses - All Lines (a)
Year Ended December 31,
(Dollars in thousands)	2014
All lines—current period excluding items below	$62,275
All lines—current period—notable loss events	—
All lines—current period—non-notable loss events	—
All lines—change in prior accident years (b)	(11,240)
All lines—losses and loss expenses (b)	$51,035

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

(b)
Upon closing the acquisition, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $4,607 during the year ended December 31, 2014. The remaining fair value adjustment will be amortized in 2015.

Notable Loss Events
There were no notable loss events for the year ended December 31, 2014.

Losses and Loss Expenses by Line of Business

Losses and Loss Expenses Ratio - Property Lines (a)
Year Ended December 31,
2014
Property—current period excluding items below	69.8%
Property—current period—notable loss events	0.0%
Property—current period—non-notable loss events	0.0%
Property—change in prior accident years (b)	9.1%
Property—loss ratio (b)	78.9%

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

(b)
Upon closing the acquisition, an adjustment of $409 was made to decrease net reserves to reflect fair value. This adjustment was amortized to income through an increase in losses and loss expenses of $121 during the year ended December 31, 2014, increasing the loss ratio by 1.1% points. The remaining fair value adjustment will be amortized in 2015.

Losses and Loss Expenses - Property Lines (a)
Year Ended December 31,
(Dollars in thousands)	2014
Property—current period excluding items below	$7,860
Property—current period—notable loss events	—
Property—current period—non-notable loss events	—
Property—change in prior accident years (b)	1,023
Property—losses and loss expenses (b)	$8,883

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

(b)
Upon closing the acquisition, an adjustment of $409 was made to decrease net reserves to reflect fair value. This adjustment was amortized to income through an increase in losses and loss expenses of $121 during the year ended December 31, 2014. The remaining fair value adjustment will be amortized in 2015.

The property lines current year loss ratio, excluding the impact of notable and non-notable loss events, was 69.8 percentage points, representing attritional claims experienced during the year. The property lines experienced adverse loss reserve development of $1.0 million during the year ended December 31, 2014.

Losses and Loss Expenses Ratio - Liability Lines (a)
Year Ended December 31,
2014
Liability—current period excluding items below	88.2%
Liability—current period—notable loss events	0.0%
Liability—current period—non-notable loss events	0.0%
Liability—change in prior accident years (b)	(19.9)%
Liability—loss ratio (b)	68.3%

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

(b)
Upon closing the acquisition, an adjustment of $15,995 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $4,728 during the year ended December 31, 2014, benefiting the loss ratio by 7.7% points. The remaining fair value adjustment will be amortized in 2015.

Losses and Loss Expenses - Liability Lines (a)
Year Ended December 31,
(Dollars in thousands)	2014
Liability—current period excluding items above	$54,415
Liability—current period—notable loss events	—
Liability—current period—non-notable loss events	—
Liability—change in prior accident years (b)	(12,263)
Liability—losses and loss expenses (b)	$42,152

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

(b)
Upon closing the acquisition, an adjustment of $15,995 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $4,728 during the year ended December 31, 2014. The remaining fair value adjustment will be amortized in 2015.

The liability lines current year loss ratio, excluding the impact of notable and non-notable loss events, was 88.2 percentage points, representing attritional claims experienced during the year. The liability lines experienced favorable loss reserve development of $12.3 million during the year ended December 31, 2014 primarily due to lower than expected development on attritional losses and loss expenses in several liability lines.
Policy Acquisition Costs

Policy Acquisition Costs (a)
Year Ended December 31,
(Dollars in thousands)	2014
Property	$609
Liability	2,560
Total (b)	$3,169

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

(b)
Upon closing the acquisition, an adjustment of $34,736 was made to reduce deferred acquisition costs to reflect fair value. These deferred acquisition costs would otherwise have been expensed in the amounts of $12,914 during the year ended December 31, 2014 and $21,822 million in 2015.

Acquisition Cost Ratio (a)
Year Ended December 31,
2014
Property	5.4%
Liability	4.1%
Total (b)	4.4%

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

(b)
Upon closing the acquisition, an adjustment of $34,736 was made to reduce deferred acquisition costs to reflect fair value. These deferred acquisition costs would otherwise have been expensed in the amount of $12,914 during the year ended December 31, 2014, benefiting the policy acquisition cost ratio by 17.6% points. The remaining adjustment of $21,822 would have been expensed in 2015.

The property acquisition cost ratio for the year ended December 31, 2014 was 5.4% and the liability acquisition cost ratio for the year ended December 31, 2014 was 4.1%.

General and Administrative and Share Compensation Expenses

	Year Ended December 31, 2014 (a)
(Dollars in thousands)	Expenses	% of Net Premiums Earned
General and administrative expenses	$11,121	15.2%
Share compensation expenses	135	0.2%
Total	$11,256	15.4%

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
General and administrative and share compensation expenses for the year ended December 31, 2014 were $11.1 million and $0.1 million, respectively.
Selected Underwriting Ratios
The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expenses ratio, expense ratio and combined ratio for the year ended December 31, 2014.

Year Ended December 31, 2014 (b)
Losses and loss expenses ratio	69.9%
Policy acquisition cost ratio	4.4%
General and administrative expenses ratio (a)	15.4%
Expense ratio	19.8%
Combined ratio	89.7%

(a)	Includes general and administrative expenses and share compensation expenses.

(b)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.
The combined ratio for the year ended December 31, 2014 reflects the underlying ratios highlighted above.
Net Investment Income

Investment Income (a)
Year Ended December 31,
(Dollars in thousands)	2014
Fixed maturities and short-term investments	$4,505
Other investments	324
Cash and cash equivalents	4
Total gross investment income	4,833
Investment expenses	(310)
Total net investment income	$4,523

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

Non-Segment Discussion
Corporate Expenses
Corporate general and administrative expenses for the year ended December 31, 2014, net of eliminations related to the operating segments, were $73.5 million compared to $68.8 million for the year ended December 31, 2013, an increase of $4.7 million or 6.9%. General and administrative expenses have increased primarily due to an increase in the performance bonus accrual and headcount, from 169 employees at December 31, 2013 to 173 employees at December 31, 2014. Also, contributing to the increase was an increase in information technology expenses during the current year. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Corporate share compensation expenses for the year ended December 31, 2014 were $11.4 million compared to $9.9 million for the year ended December 31, 2013, an increase of $1.5 million or 14.9%. The increase of $1.5 million was primarily due to a higher level of awards being issued in 2013 compared to earlier years.
Corporate finance expenses for the year ended December 31, 2014, net of eliminations related to the operating segments, were $45.8 million compared to $42.1 million for the year ended December 31, 2013, an increase of $3.7 million or 8.8%.
Transaction expenses for the year ended December 31, 2014 were $8.1 million compared to $nil for the year ended December 31, 2013. The transaction expenses relate to costs incurred in connection with the acquisition of Western World, which was completed on October 2, 2014. Western World results have been included in the Company's consolidated results from the October 2, 2014 date of acquisition. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.
Non-Operating Income and Expenses
The following non-operating income and expense items are discussed on a consolidated basis, since management does not include these items when assessing the results of its operating segments.
Net Realized and Change in Net Unrealized (Losses) Gains on Investments

	Net Realized and Change in Net Unrealized (Losses) Gains on Investments
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Net realized gains on investments	$23,095	$19,837	$3,258	$(14,975)	$18,233
Change in net unrealized (losses) gains on investments	(57,973)	508	(58,481)	(76,066)	17,585
Net realized and change in unrealized (losses) gains on investments	$(34,878)	$20,345	$(55,223)	$(91,041)	$35,818
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The movement in the net realized and change in net unrealized (losses) gains on investments of $20.3 million was due to a favorable movement in net realized and unrealized (losses) gains on fixed maturity and short term investments of $64.2 million and an unfavorable movement in net realized and unrealized (losses) gains on other investments of ($43.9) million.
The favorable movement on fixed maturity and short term investments was primarily as a result of a shift in the yield curve and a tightening of corporate bond spreads. The unfavorable movement on other investments was primarily due to the net realized and change in net unrealized (losses) gains of ($45.0) million on the Paulson hedge funds held by PaCRe. This is offset by a 90% noncontrolling interest of $40.5 million.
Income From Investment Affiliate

	Income From Investment Affiliate
	Years Ended December, 31
(Dollars in thousands)	2014	Change	2013	Change	2012
Income from investment affiliate	$8,411	$3,621	$4,790	$5,754	$(964)

The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Income from investment affiliate for the year ended December 31, 2014 was $3.6 million higher than for the year ended December 31, 2013. The income from investment affiliate relates to the income earned from the Company's investment in the Aquiline Financial Services Fund II L.P. which is recorded on a three-month lag and therefore reflects the underlying performance of that fund for the one year period ended September 30, 2014 and 2013, respectively.
Foreign Exchange (Losses) Gains
The Company's reporting currency is the U.S. dollar. As a significant portion of the Company's operations are transacted in currencies other than the U.S. dollar, fluctuations in foreign exchange rates may affect period-to-period comparisons. The Company's largest foreign currency fluctuation exposure is to the following currencies, with the movement in each currency against the U.S. dollar for the years ended December 31, 2014, 2013 and 2012 shown in the table below:

U.S. dollar (weakened) strengthened against:	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
British Pound sterling	6.3%	(1.9)%	(4.4)%
Euro	13.5%	(4.0)%	(1.7)%
Canadian Dollar	9.4%	6.8%	(2.7)%
Swiss Franc	11.3%	(2.5)%	(2.4)%
Australian Dollar	9.1%	16.6%	(1.8)%
New Zealand Dollar	5.5%	0.6%	(6.0)%
Japanese Yen	13.7%	21.4%	12.5%

	Foreign Exchange (Losses) Gains
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Foreign exchange (losses) gains	$(10,630)	$(13,135)	$2,505	$(2,293)	$4,798
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Foreign exchange losses for the year ended December 31, 2014 were $10.6 million compared to gains of $2.5 million for the year ended December 31, 2013, an unfavorable movement of $13.1 million, or 524.4%, due primarily to the U.S. dollar strengthening against the Australian and New Zealand dollars, the Euro, the Swiss Franc and the Japanese yen.
The Company currently hedges foreign currency exposure by substantively balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-U.S. dollar currencies, or by entering into forward foreign currency contracts. Consequently, the Company aims to have a limited exposure to foreign exchange fluctuations.
Other (Loss) Income

	Other (Loss) Income
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Other (loss) income	$(2,243)	$8,534	$(10,777)	$(10,862)	$85
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Other loss for the years ended December 31, 2014 and 2013 resulted primarily from adjustments related to assets acquired from Flagstone.

Net Loss (Income) Attributable to Noncontrolling Interest

	Net Loss (Income) Attributable to Noncontrolling Interest
	Years Ended December 31,
(Dollars in thousands)	2014	Change	2013	Change	2012
Net loss (income) attributable to noncontrolling interest	$35,464	$45,159	$(9,695)	$(25,515)	$15,820
The Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
For the year ended December 31, 2014, net loss attributable to noncontrolling interest was $35.5 million, which was comprised of operating income of $6.8 million, as discussed in the AlphaCat Segment Results of Operations, and non-operating loss of $42.3 million, primarily on the investment portfolio within PaCRe.
For the year ended December 31, 2013, net income available to noncontrolling interest was $9.7 million, which was comprised of operating income of $11.6 million, as discussed in the AlphaCat Segment Results of Operations, and a non-operating loss of $1.9 million, primarily on the investment portfolio within PaCRe.
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

(Dollars in thousands)	Year Ended December 31, 2014 (a)	Year Ended December 31, 2013	Year Ended December 31, 2012 (b)
Net operating income	$493,307	$601,066	$335,180
Gain on bargain purchase, net of expenses	—	—	17,701
Net realized gains on investments	23,095	3,258	18,233
Change in net unrealized (losses) gains on investments	(57,973)	(58,481)	17,585
Foreign exchange (losses) gains	(10,630)	2,505	4,798
Income (loss) from investment affiliate	8,411	4,790	(964)
Other (loss) income	(2,243)	(10,777)	85
Transaction expenses	(8,096)	—	—
Net income	$445,871	$542,361	$392,618

(a)	The results of operations for Western World are consolidated from the October 2, 2014 date of acquisition.

(b)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
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
Managed gross premiums written represents gross premiums written by the Company and its operating affiliates. Managed gross premiums written differs from total gross premiums written, which the Company believes is the most directly comparable GAAP measure, due to the inclusion of premiums written on behalf of the Company's operating affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, which are accounted for under the equity method of accounting. A reconciliation of managed gross premiums written to gross premiums written, the most comparable U.S. GAAP financial measure, for the years ended December 31, 2014, 2013 and 2012 is presented in the table below.

	Year Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2014	2013	2012
Total gross premiums written	$2,363,286	$2,401,106	$2,166,440
Adjustments for:
Gross premiums written on behalf of AlphaCat Re 2011	—	(3,468)	94,317
Gross premiums written on behalf of AlphaCat Re 2012	—	(395)	32,171
Total managed gross premiums written	$2,363,286	$2,397,243	$2,292,928

The following tables present reconciliations of book value per diluted common share to book value per common share, the most comparable U.S. GAAP financial measure, at December 31, 2014 and December 31, 2013.

	As at December 31, 2014
(Dollars in thousands, except share and per share amounts)	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,587,958	83,869,845		$42.78

Book value per diluted common share
Total shareholders' equity available to Validus	3,587,958	83,869,845
Assumed exercise of outstanding warrants	90,950	5,174,114	$17.58
Assumed exercise of outstanding stock options	20,581	1,160,057	$17.74
Unvested restricted shares	—	3,068,564
Book value per diluted common share	$3,699,489	93,272,580		$39.66
Adjustment for accumulated dividends				8.88
Book value per diluted common share plus accumulated dividends				$48.54

	As at December 31, 2013
(Dollars in thousands, except share and per share amounts)	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,704,094	96,044,312		$38.57

Book value per diluted common share
Total shareholders' equity available to Validus	3,704,094	96,044,312
Assumed exercise of outstanding warrants	98,513	5,296,056	$18.60
Assumed exercise of outstanding stock options	29,688	1,572,713	$18.88
Unvested restricted shares	—	2,853,083
Book value per diluted common share	$3,832,295	105,766,164		$36.23
Adjustment for accumulated dividends				7.68
Book value per diluted common share plus accumulated dividends				$43.91
Liquidity and Capital Resources
Investments
At December 31, 2014, the Company held investments totaling $7.4 billion, compared to $7.0 billion at December 31, 2013, an increase of $0.4 billion, or 5.2%, primarily as a result of the acquisition of Western World. A significant portion of (re)insurance contracts written by the Company provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, which could result in payment of a substantial amount of losses at short notice. Accordingly, the Company’s investment portfolio is primarily structured to provide liquidity, which means the investment portfolio contains a significant amount of relatively short-term fixed maturity investments. The Company’s investment policies specifically require certain minimum thresholds of cash, short-term investments, and highly-rated fixed maturity securities relative to our consolidated net reserves and estimates of probable maximum loss exposures to provide necessary liquidity in a wide range of reasonable scenarios. At December 31, 2014, the average duration of the Company’s fixed maturity and short term investment portfolio, excluding assets held in trust on behalf of operating affiliates, was 2.16 years (December 31, 2013: 1.84 years). This duration is reviewed regularly based on changes in the duration of the Company's liabilities and in general market conditions.
The Company’s investment portfolio is also structured to preserve capital. The Company’s investment policies require certain minimum credit quality standards, including a minimum weighted average portfolio rating of A+. Further limits on securities rated BBB and below are also mandated. In addition, the Company stress-tests the downside risks within its asset portfolio using internal and external inputs and stochastic modeling processes to help define and limit asset risks to acceptable levels that are consistent with our overall enterprise-risk framework. At December 31, 2014, the Company’s total investment portfolio had an average credit quality rating of AA- (December 31, 2013: AA-) and an effective yield of 1.53% for the year then ended (December 31, 2013: 1.38%). The estimated fair value of investment grade fixed maturities, as at December 31, 2014 was $4.9 billion, or 89.2% of the fixed maturity portfolio, compared to $4.8 billion as at December 31, 2013, or 86.0%, an increase of $0.2 billion, or 3.6%. The estimated fair value of non-investment grade fixed maturities as at December 31, 2014 was $599.0 million compared to $777.7 million as at December 31, 2013, a decrease of $178.7 million, or 23.0%.
The Company also has an allocation to other investments, primarily hedge funds, investment funds and private equity funds. At December 31, 2014, these other investments, excluding noncontrolling interests, totaled $382.5 million, or 5.5% of total investments, excluding noncontrolling interest (December 31, 2013: $214.7 million or 3.3%). For further details related to our investment portfolio, including the extent of investments with fair values measured using unobservable inputs, see Notes 7 and 8 to the Consolidated Financial Statements in Part II, Item 8.
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
The estimated fair value of investments at December 31, 2014 and 2013 were as follows:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Estimated Fair Value	% of Total Investments	Estimated Fair Value	% of Total Investments
U.S. government and government agency	$760,086	12.3%	$1,364,679	23.4%
Non-U.S. government and government agency	278,728	4.5%	459,068	7.9%
U.S. states, municipalities and political subdivisions	449,623	7.3%	43,120	0.7%
Agency residential mortgage-backed securities	529,231	8.6%	311,499	5.3%
Non-agency residential mortgage-backed securities	37,807	0.6%	15,759	0.3%
U.S. corporate	1,499,706	24.4%	1,332,484	22.8%
Non-U.S. corporate	563,162	9.1%	714,325	12.2%
Bank loans	449,004	7.3%	717,116	12.3%
Catastrophe bonds	75,664	1.2%	74,551	1.3%
Asset-backed securities	647,482	10.5%	509,657	8.7%
Commercial mortgage-backed securities	242,238	3.9%	—	—%
Total fixed maturities	5,532,731	89.7%	5,542,258	94.9%
Total short-term investments (a)	1,051,074	17.2%	787,714	13.6%
Total other investments (b)	813,011	13.2%	704,086	12.1%
Total investments including noncontrolling interest	7,396,816	120.1%	7,034,058	120.6%
Assets held in Trust on behalf of operating affiliates (a)	(732,782)	(11.9)%	(651,715)	(11.2)%
Catastrophe bonds	(75,664)	(1.2)%	(55,544)	(1.0)%
Noncontrolling interest (b)	(430,494)	(7.0)%	(489,402)	(8.4)%
Total investments, excluding noncontrolling interest and assets held in trust	$6,157,876	100.0%	$5,837,397	100.0%

(a)
Included in the short-term investments balance are assets held in trust to support AlphaCat's fully collateralized reinsurance transactions. Also, included in the short-term investments balance are investments held by one AlphaCat ILS fund which is consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

(b)
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

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Fair Value	% of Total	Fair Value	% of Total
United Kingdom	$49,738	5.9%	$153,248	13.1%
Supranational	48,406	5.8%	74,834	6.4%
Germany	44,153	5.2%	59,274	5.1%
Norway	18,851	2.2%	29,395	2.5%
France	24,218	2.9%	24,340	2.1%
Province of Ontario	17,063	2.0%	24,097	2.1%
Netherlands	11,011	1.3%	22,430	1.9%
Other (individual jurisdictions below $20,000)	65,288	7.8%	71,450	6.1%
Total Non-U.S. Government Securities	278,728	33.1%	459,068	39.1%
European Corporate Securities	197,095	23.4%	248,613	21.2%
United Kingdom Corporate Securities	185,307	22.0%	165,845	14.1%
Other Non-U.S. Corporate Securities	180,760	21.5%	299,867	25.6%
Total Non-U.S. Fixed Income Portfolio	$841,890	100.0%	$1,173,393	100.0%
The Company manages its corporate debt securities by limiting its exposure to any single issuer, excluding government and agency securities, based on credit rating, ranging from 3.5% to 0.5% of total cash and investments. At December 31, 2014, the Company did not have an aggregate exposure to any single issuer of more than 1.0% other than with respect to government and agency securities. The top ten exposures to fixed income corporate issuers at December 31, 2014 are as follows:

(Dollars in thousands)	December 31, 2014
Issuer (a)	Fair Value (b)	S&P Rating (c)	% of Total Cash and Investments
JPMorgan Chase & Co	$79,373	A-	1.0%
Bank of America Corp	58,005	BBB+	0.7%
Goldman Sachs Group Inc	49,130	BBB+	0.6%
HSBC Holdings Plc	48,594	A	0.6%
Wells Fargo & Company	44,571	A	0.5%
Citigroup Inc	44,411	BBB	0.5%
Morgan Stanley	44,013	BBB+	0.5%
Bank of New York Mellon Corp	36,802	A+	0.5%
General Electric Co	36,367	A+	0.4%
US Bancorp	36,310	AA-	0.4%
Total	$477,576		5.7%

(a)	Issuers exclude government-backed government-sponsored enterprises and cash and cash equivalents.

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

The tables below show the Company’s investments in affiliates, accounted for under the equity method:

	December 31, 2014
(Dollars in thousands)	Investment at cost	Voting ownership	Equity ownership	Carrying value
AlphaCat Re 2011	$4,606	43.7%	22.3%	$4,606
AlphaCat Re 2012	735	49.0%	37.9%	735
AlphaCat 2013	1,068	40.9%	19.7%	1,068
AlphaCat 2014	22,000	42.3%	19.6%	28,085
AlphaCat 2015	25,600	40.0%	20.0%	25,600
AlphaCat ILS funds	133,091	n/a	(a)	137,883
Aquiline Financial Services Fund II L.P.	51,001	n/a	6.7%	63,506
Total	$238,101			$261,483

(a)	Equity ownership in the three funds were 7.9%, 39.7% and 9.1% as at December 31, 2014.

	December 31, 2013
(Dollars in thousands)	Investment at cost	Voting ownership	Equity ownership	Carrying value
AlphaCat Re 2011	$9,882	43.7%	22.3%	$9,809
AlphaCat Re 2012	654	49.0%	37.9%	1,313
AlphaCat 2013	45,000	40.9%	19.7%	51,744
AlphaCat 2014	22,000	42.3%	19.6%	21,982
AlphaCat ILS fund	20,000	n/a	9.1%	21,895
Aquiline Financial Services Fund II L.P.	32,110	n/a	6.7%	34,500
Total	$129,646			$141,243
During 2014, the Company received partial returns of investment from AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013 and the AlphaCat ILS funds of $5.8 million, $1.5 million, $52.8 million and $12.4 million, respectively. Offsetting these returns were contributions of capital to AlphaCat 2015, the AlphaCat ILS funds and Aquiline of $25.6 million, $12.0 million and $12.5 million, respectively. The Company expects to receive further returns of investment in 2015 from AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013 and AlphaCat 2014.
Reserve for Losses and Loss Expenses
At December 31, 2014, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Critical Accounting Policies and Estimates section below. The following tables indicate the breakdown of gross and net reserves for losses and loss expenses between lines of business and between case reserves and IBNR.

	As at December 31, 2014
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property (a)	$628,289	$472,122	$1,100,411
Marine	426,631	399,417	826,048
Specialty	273,450	441,237	714,687
Liability (a)	166,953	426,295	593,248
Total	$1,495,323	$1,739,071	$3,234,394

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

	As at December 31, 2014
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property (a)	$545,699	$399,418	$945,117
Marine	398,121	362,971	761,092
Specialty	246,693	394,296	640,989
Liability (a)	158,473	351,257	509,730
Total	$1,348,986	$1,507,942	$2,856,928

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.
The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the year ended December 31, 2014.

	Year Ended December 31, 2014
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Western World (a)	Eliminations	Total
Reserve for losses and loss expenses, beginning of year	$1,723,465	$17,612	$1,362,574	$—	$(73,252)	$3,030,399
Losses and loss expenses recoverable	(105,601)	—	(337,805)	—	73,252	(370,154)
Net reserves for losses and loss expenses, beginning of year	1,617,864	17,612	1,024,769	—	—	2,660,245
Net reserves acquired	—	—	—	525,091	—	525,091
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	394,890	2,531	564,560	62,275	—	1,024,256
Prior years (b)	(87,600)	(12,201)	(141,166)	(11,240)	—	(252,207)
Total incurred losses and loss expenses (b)	307,290	(9,670)	423,394	51,035	—	772,049
Net paid losses	(637,847)	(1,308)	(371,955)	(50,797)	—	(1,061,907)
Foreign exchange	(23,708)	(109)	(14,733)	—	—	(38,550)
Net reserves for losses and loss expenses, end of year	1,263,599	6,525	1,061,475	525,329	—	2,856,928
Losses and loss expenses recoverable	70,279	—	290,581	88,222	(71,616)	377,466
Reserve for losses and loss expenses, end of year	$1,333,878	$6,525	$1,352,056	$613,551	$(71,616)	$3,234,394

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

(b)
Upon closing the acquisition, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $4,607 during the year ended December 31, 2014. The remaining fair value adjustment will be amortized in 2015.

The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. For the year ended December 31, 2014, favorable loss reserve development on prior accident years was $252.2 million, of which $87.6 million related to the Validus Re segment, $12.2 million related to the AlphaCat segment, $141.2 million related to the Talbot segment and $11.2 million related to the Western World segment. Current year incurred losses included $34.9 million of losses from notable loss events, of which $22.5 million related to the Validus Re segment and $12.5 million related to the Talbot segment.
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
As at December 31, 2012, the reserve for potential development on 2011 notable loss events was $42.2 million. During the year ended December 31, 2013, the Company allocated the full $42.2 million to the New Zealand earthquake and Gryphon Alpha mooring failure, both 2011 events. Contract complexity, the nature and number of perils arising from these events, limits and sub limits exposed, the quality, flow and timing of information received by the Company, information regarding retrocessional covers, assumptions, both explicit and implicit, regarding future paid and reported loss development patterns, frequency and severity trends, claims settlement practices and potential changes in the legal environment led to complexity and volatility in the ultimate loss estimates for these events. As at December 31, 2012 and December 31, 2013, the reserve for potential development on 2010 and 2011 notable loss events had been fully allocated, respectively. No RDE has been established for 2012, 2013 or 2014 notable loss events; therefore, as at December 31, 2014 the Company had no remaining reserve for potential development on notable loss events.
For disclosure purposes, only those notable loss events which had an initial ultimate loss estimate above $30.0 million are disclosed separately and included in the reserves for notable loss event roll forward table below. To the extent that there are increased complexity and volatility factors relating to notable loss events in the aggregate, additions to the RDE may be established for a specific accident year. The Company increased the threshold for disclosure for notable loss events effective January 1, 2011, from $5.0 million to $15.0 million and further increased the threshold effective January 1, 2013 from $15.0 million to $30.0 million. Non-notable losses events which aggregate to more than $15.0 million but less than $30.0 million on a consolidated basis have been disclosed from January 1, 2013.
The reserves for notable loss events table below does not disclose 2010 or 2011 notable loss events. Deepwater Horizon, a 2010 event, had closing reserves of $63.4 million at December 31, 2014, excluding reserves assumed as part of the Flagstone acquisition. The New Zealand earthquakes of 2010 and 2011, had total closing reserves of $95.2 million at December 31, 2014, excluding reserves assumed as part of the Flagstone acquisition.

Reserves for Notable Loss Events (Dollars in thousands)

2012 Notable Loss Events		Year Ended December 31, 2012			Year Ended December 31, 2013			Year Ended December 31, 2014
		Development		Closing	Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss Event	Estimate (a)	Unfavorable (b)	of RDE	31-Dec-12	Unfavorable (b)	of RDE	31-Dec-13	Unfavorable (b)	of RDE	31-Dec-14
Hurricane Sandy	$361,036	$—	$—	$361,036	$(2,009)	$—	$359,027	$(14,106)		$344,921
Costa Concordia	76,197	(2,061)	—	74,136	39,567	—	113,703	13,284		126,987
Cat 67	22,713	5,377	—	28,090	(8,817)	—	19,273	(1,997)		17,276
U.S. drought	22,021	—	—	22,021	4,619	—	26,640	100		26,740
Hurricane Isaac	15,209	67	—	15,276	(9,374)	—	5,902	(17)		5,885
Total 2012 Notable Loss Events	$497,176	$3,383	$—	$500,559	$23,986	$—	$524,545	$(2,736)	$—	$521,809

		Year Ended December 31, 2012			Year Ended December 31, 2013			Year Ended December 31, 2014
				Closing			Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss Event				31-Dec-12			31-Dec-13			31-Dec-14
Hurricane Sandy			$38,515	$322,521		$134,978	$185,534		$55,313	$116,115
Costa Concordia			13,040	61,096		36,456	64,207		39,644	37,847
Cat 67			13,432	14,658		2,332	3,509		215	1,297
U.S. drought			12,346	9,675		14,294	—		12	88
Hurricane Isaac			313	14,963		3,727	1,862		909	936
Total 2012 Notable Loss Events			$77,646	$422,913		$191,787	$255,112		$96,093	$156,283

2013 Notable Loss Event		Year Ended December 31, 2013			Year Ended December 31, 2014
		Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss Event	Estimate (a)	Unfavorable (b)	of RDE	31-Dec-13	Unfavorable (b)	of RDE	31-Dec-14
European Floods	$77,587	$(16,762)	$—	$60,825	$(25,938)	$—	$34,887
Total 2013 Notable Loss Event	$77,587	$(16,762)	$—	$60,825	$(25,938)	$—	$34,887

		Year Ended December 31, 2013			Year Ended December 31, 2014
				Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss Event				31-Dec-13			31-Dec-14
European Floods			$8,006	$52,819		$11,864	$15,017
Total 2013 Notable Loss Event			$8,006	$52,819		$11,864	$15,017

2014 Notable Loss Event					Year Ended December 31, 2014
					Development		Closing
	Initial				(Favorable) /	Allocations	Estimate (c)
Notable Loss Event	Estimate (a)				Unfavorable (b)	of RDE	31-Dec-14
Tripoli Airport (e)	$28,134				$6,810	$—	$34,944
Total 2014 Notable Loss Event	$28,134				$6,810	$—	$34,944

					Year Ended December 31, 2014
							Closing
						Paid Loss (Recovery)	Reserve (d)
Notable Loss Event							31-Dec-14
Tripoli Airport						$—	$34,944
Total 2014 Notable Loss Event						$—	$34,944

(a)	Includes paid losses, case reserves and IBNR reserves.

(b)	Development other than allocation of RDE.

(c)	Excludes impact of movements in foreign exchange rates.

(d)	Closing Reserve for the period equals Closing Estimate for the period less cumulative Paid Losses (Recovery).

(e)
As at September 30, 2014, the initial estimate for Tripoli Airport was below the $30.0 notable loss event threshold; however, during the fourth quarter of 2014 adverse development caused this event to exceed the notable loss event threshold.

Reserve for Development on Notable Loss Events (RDE) (d) (Dollars in thousands)	Reserve for potential development on 2010 notable loss events	Reserve for potential development on 2011 notable loss events	Reserve for potential development on 2012, 2013 and 2014 notable loss events	Total Reserve for potential development on notable loss events
As at December 31, 2011	$18,617	$78,000	$—	$96,617
Reserve for potential development additions (c)	—	27,926	—	27,926
Reserve for potential development allocations (a)	(18,617)	(63,746)	—	(82,363)
Reserve for potential development releases	—	—	—	—
As at December 31, 2012 (b)	$—	$42,180	$—	$42,180

Reserve for potential development additions	—	—	—	—
Reserve for potential development allocations (a)	—	(42,180)	—	(42,180)
Reserve for potential development releases	—	—	—	—
As at December 31, 2013 (b)	$—	$—	$—	$—

Reserve for potential development additions	—	—	—	—
Reserve for potential development allocations	—	—	—	—
Reserve for potential development releases	—	—	—	—
As at December 31, 2014 (b)	$—	$—	$—	$—

(a)
During the year ended December 31, 2012, $18.6 million was allocated to Deepwater Horizon from the 2010 reserve for development on notable loss events. During the same period, $16.3 million was allocated to the Tohoku earthquake, $20.1 million was allocated to the New Zealand earthquake, $7.7 million was allocated to the Danish flood and $14.3 million was allocated to the Thailand floods and $5.4 million was allocated to the Gryphon Alpha mooring failure from the 2011 reserve for development on notable loss events.

During the year ended December 31, 2013, $40.2 million was allocated to the Christchurch earthquake and $2.0 million to the Gryphon Alpha mooring failure from the 2011 reserve for potential development on notable loss events.

(b)	Notable loss events for the year ended December 31, 2012 were Costa Concordia, Cat 67, U.S. drought, Hurricane Isaac and Hurricane Sandy.
Notable loss event for the year ended December 31, 2013 was the European floods.
Notable loss event for the year ended December 31, 2014 was the Tripoli Airport.

(c)
During the year ended December 31, 2012, several of the 2011 notable loss events, principally the Tohoku earthquake and the New Zealand earthquake, continued to experience adverse development. Therefore, rather than deteriorate the 2011 RDE proportionately, an additional allocation of $27.9 million was made to the 2011 RDE based on the potential for further adverse development on the 2011 notable loss events.

(d)	RDE is included as part of the Company's overall reserve requirement as defined and disclosed in the Critical Accounting Policies and Estimates section.

Sources of Liquidity
Holding Company Liquidity
Validus Holdings, Ltd. is a holding company and conducts no operations of its own. The Company relies primarily on cash dividends and other permitted payments from operating subsidiaries within the Validus Re, AlphaCat, Talbot and Western World segments to pay dividends, finance expenses and other holding company expenses. There are restrictions on the payment of dividends from most operating subsidiaries, primarily due to regulatory requirements in the jurisdictions in which the operating subsidiaries are domiciled. Please refer to Part I, Item 1, "Regulation" for further discussion on the regulatory requirements in the jurisdictions in which the Company operates. Please also refer to Part II, Item 5, “Market for Registrants Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for further discussion of the Company’s dividend policy. The Company believes the dividend/distribution capacity of the Company’s subsidiaries will provide the Company with sufficient liquidity for the foreseeable future. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing capital structure to meet its short and long-term objectives.
The following table details the capital resources of certain subsidiaries of the Company on an unconsolidated basis:

(Dollars in thousands)	Capital at December 31, 2014
Western World Insurance Group, Inc. (consolidated)	$701,456
Validus Reinsurance, Ltd. (excluding Western World)	2,877,648
Validus Reinsurance, Ltd. (consolidated)	3,579,104
Noncontrolling interest in PaCRe, Ltd.	458,595
Redeemable noncontrolling interest in AlphaCat ILS fund	79,956
Talbot Holdings, Ltd. (consolidated)	797,744
Other, net	(2,307)
Total consolidated capitalization	4,913,092
Senior notes payable	(247,306)
Debentures payable	(539,277)
Redeemable noncontrolling interest in AlphaCat ILS fund	(79,956)
Total shareholders’ equity	$4,046,553
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

There are three main sources (uses) of cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by or used in operating, investing and financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the years ended December 31, 2014, 2013 and 2012 is provided in the following table.

	Years Ended December 31,
(Dollars in thousands)	2014 (a)	2013	2012 (b)
Net cash provided by operating activities	$241,781	$265,274	$543,165
Net cash provided by (used in) investing activities	121,582	(321,436)	(302,214)
Net cash (used in) provided by financing activities	(489,507)	(264,048)	94,745
Effect of foreign currency rate changes on cash and cash equivalents	(30,764)	(6,364)	17,540
Net (decrease) increase in cash	$(156,908)	$(326,574)	$353,236

(a)	The results of operations for Western World are consolidated from the October 2, 2014 date of acquisition.

(b)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
Operating Activities
Cash flow from operating activities is derived primarily from the receipt of premiums less the payment of losses and loss expenses related to underwriting activities.
Net cash provided by operating activities during the year ended December 31, 2014 was $241.8 million compared to $265.3 million for year ended December 31, 2013, an unfavorable movement of $23.5 million. This unfavorable movement reflects the lower level of business written in the current year and returns on investments made to third party investors in operating affiliates.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.
Investing Activities
Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. As at December 31, 2014, the Company’s portfolio was composed of fixed income investments, short-term and other investments amounting to $7.4 billion or 90.8% of total cash and investments. For further details related to investments pledged as collateral, see Note 7 (d) to the Consolidated Financial Statements in Part II, Item 8.
Net cash provided by (used in) investing activities during the year ended December 31, 2014 was $121.6 million compared to ($321.4) million for the year ended December 31, 2013, a favorable movement of $443.0 million. This favorable movement was due primarily to a decrease in the purchase of fixed maturity investments of $1.0 billion and a decrease in the change in restricted cash of $200.5 million, offset by an increase in cash paid, net of cash acquired, of $643.5 million to purchase Western World.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance and purchase of shares in the Company and its subsidiaries, and the issuance and repayment of notes to operating affiliates.
Net cash used in financing activities during the year ended December 31, 2014 was $489.5 million compared to $264.0 million during the year ended December 31, 2013, an unfavorable movement of $225.5 million. This unfavorable movement was driven primarily by a decrease in dividends paid of $243.0 million as a result of the special dividend that was paid in the first quarter of 2013, with no comparative dividend in 2014, and an increase in the issuance of notes payable to operating affiliates of $237.6 million; offset by, an increase in the repayment of notes payable to operating affiliates of $613.5 million.

Capital Resources
The following table details the Company's capital position as at December 31, 2014, 2013 and 2012.

Capitalization (Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Senior Notes (a)	$247,306	$247,198	$247,090
Junior Subordinated Deferrable Debentures (JSDs) (b)	289,800	289,800	289,800
Flagstone Junior Subordinated Deferrable Debentures (JSDs) (c)	249,477	251,616	250,909
Total debt	786,583	788,614	787,799

Redeemable noncontrolling interest	79,956	86,512	—

Ordinary shares, capital and surplus available to Validus	3,596,514	3,704,711	4,023,780
Accumulated other comprehensive (loss)	(8,556)	(617)	(2,953)
Noncontrolling interest	458,595	497,657	434,280
Total shareholders' equity (d)	4,046,553	4,201,751	4,455,107

Total capitalization (d) (f)	4,913,092	5,076,877	5,242,906
Total capitalization available to Validus (e) (f)	$4,374,541	$4,492,708	$4,808,626

Debt to total capitalization	16.0%	15.5%	15.0%
Debt (excluding JSDs) to total capitalization	5.0%	4.9%	4.7%
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

Shareholders' Equity
Shareholders' equity available to Validus at December 31, 2014 was $3,588.0 million.
On February 3, 2015, the Company announced a quarterly cash dividend of $0.32 per common share and $0.32 per common share equivalent for which each outstanding warrant is exercisable, which is payable on March 31, 2015 to shareholders and warrant holders of record on March 13, 2015. The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon results of operations and cash flows, the Company's financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.
On February 6, 2013, the Company approved a special dividend in the amount of $2.00 per common share and common share equivalent. The dividend was paid on February 26, 2013 to shareholders and warrant holders of record on February 19, 2013.
The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. On February 3, 2015, the Board of Directors of the Company approved a further increase to the Company's common share repurchase authorization to $750.0 million. This amount is in addition to the $2,274.4 million of common shares repurchased by the Company through February 3, 2015 under its previously authorized share repurchase programs.
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
Debt and financing arrangements
The following table details the Company’s debt and financing arrangements as at December 31, 2014.

(Dollars in thousands)	Maturity Date / Term (a)	Commitments	Issued/Outstanding (b)
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	200,000	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	400,000	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	525,000	276,455
$200,000 secured bi-lateral letter of credit facility	Evergreen	200,000	15,649
Talbot FAL facility	December 31, 2017	25,000	25,000
PaCRe senior secured letter of credit facility	Evergreen	10,000	294
AlphaCat Re secured letter of credit facility	Evergreen	30,000	30,000
IPC bi-lateral facility	Evergreen	40,000	15,897
$375,000 Flagstone bi-lateral facility	Evergreen	375,000	198,389
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	135,727	135,727
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750	113,750
Total debt and financing arrangements		$2,454,477	$1,350,961

(a)	The arrangement is indicated as evergreen if, unless written notice to the contrary is given, it automatically renews on a regular basis.

(b)	Indicates utilization of commitment amount, not necessarily drawn borrowings.
For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, Please refer to Note 19 "Debt and financing arrangements" to the Consolidated Financial Statements in Part II, Item 8 for further details.

Noncontrolling interest
On April 2, 2012, the Company joined with other investors in capitalizing PaCRe, a Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. The total capital invested was $500.0 million, of which the Company has an equity interest of 10% and the remaining 90% interest is held by third party investors.
The Company has also joined with other investors in capitalizing the AlphaCat ILS funds. The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. AlphaCat ILS funds primarily deploy their capital through AlphaCat Master Fund and AlphaCat Re. All of the funds are variable interest entities, with one being consolidated by the Company as the primary beneficiary and the remaining funds being accounted for as equity method investments because the Company holds an equity interest of less than 50% and has significant influence. One of these funds had been consolidated by the Company as the primary beneficiary from its formation through to December 31, 2013. However, on January 1, 2014 the fund received $35,000 in additional third party subscriptions, resulting in a reduction of the Company’s equity interest below 50%. Since the Company retained significant influence, this fund was deconsolidated and accounted for as an equity method investment from January 1, 2014. The fair value of the retained interest, based on the fair value of the underlying instruments in AlphaCat Master Fund and AlphaCat Re, amounted to $113,455 as at January 1, 2014. The deconsolidation resulted in a gain of $1,372 which is included in the Consolidated Statements of Comprehensive Income as other insurance related income for the year ended December 31, 2014. The Company's maximum exposure to any of the funds is the amount of capital invested at any given time.
As at December 31, 2014, the amount of the Company's total capitalization owed to these third parties as redeemable noncontrolling interest or noncontrolling interest was $538.6 million.
Please refer to Note 9 "Investments in affiliates" to the Consolidated Financial Statements in Part II, Item 8 for further details.
Contractual Obligations and Commitments
The Company’s contractual obligations and commitments as at December 31, 2014 are set out below:

	Payment Due by Period
(Dollars in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Reserve for losses and loss expenses(a)	$3,234,394	$1,452,755	$1,209,516	$372,323	$199,800
2010 Senior Notes due 2040—principal(b)	250,000	—	—	—	250,000
2010 Senior Notes due 2040—interest(b)	n/a	22,188	44,375	44,375	22,188 p.a.
2006 Junior Subordinated Deferrable Debentures—principal(c)	150,000	—	—	—	150,000
2006 Junior Subordinated Deferrable Debentures—interest(c)	n/a	8,747	17,494	17,494	8,747 p.a.
2007 Junior Subordinated Deferrable Debentures—principal(d)	139,800	—	—	—	139,800
2007 Junior Subordinated Deferrable Debentures—interest(d)	n/a	7,242	14,483	14,483	7,242 p.a.
Flagstone 2006 Junior Subordinated Deferrable Debentures—principal (e)	135,727	—	—	—	135,727
Flagstone 2006 Junior Subordinated Deferrable Debentures—interest (e)	n/a	8,765	17,531	17,531	8,765 p.a.
Flagstone 2007 Junior Subordinated Deferrable Debentures—principal (f)	113,750	—	—	—	113,750
Flagstone 2007 Junior Subordinated Deferrable Debentures—interest (f)	n/a	6,732	13,464	13,464	6,732 p.a.
Notes payable to operating affiliates (g)	671,465	642,788	28,677	—	—
Operating lease obligations	65,488	11,094	16,130	14,480	23,784
Aquiline Financial Services Fund II L.P. (h)	8,999	8,999	—	—	—
Aquiline Financial Services Fund III L.P. (h)	100,000	100,000
AlphaCat 2015 (i)	2,400	2,400	—	—	—
AlphaCat ILS fund (j)	8,000	8,000	—	—	—
Fixed maturity commitment (k)	7,539	7,539
Other investments (l)	83,712	83,712	—	—	—

(a)
The reserve for losses and loss expenses represents an estimate, including actuarial and statistical projections at a given point in time of an insurer’s or reinsurer’s expectations of the ultimate settlement and administration costs of claims incurred. As a result, it is likely that the ultimate liability will differ from such estimates, perhaps significantly. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. Moreover, in certain circumstances, the Company has necessitated the use of industry loss emergence patterns in deriving IBNR. Further, expected losses and loss ratios are typically developed using vendor and proprietary computer models and these expected loss ratios are a material component in the calculation deriving IBNR. Actual loss ratios will deviate from expected loss ratios and ultimate loss ratios will be greater or less than expected loss ratios. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability will exceed or be less than the revised estimates. The actual payment of the reserve for losses and loss expenses will differ from estimated payouts.

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

(e)
The Flagstone 2006 Junior Subordinated Deferrable Debentures mature on September 15, 2036, are redeemable at the Company's option at par beginning September 15, 2011, and require quarterly interest payments by the Company to the holders of the Flagstone 2006 Junior Subordinated Deferrable Debentures. Interest is payable at a floating rate of three-month LIBOR plus 354 basis points, reset quarterly. The Company has entered into a $120,000 interest rate swap which fixed the rate of interest on the Flagstone 2006 Junior Subordinated Deferrable Debentures at 6.405%. In addition, the Company has entered into a cross currency interest rate swap which fixed the rate of interest at 6.8625% and the notional at $17,463. The interest payments in the table above reflect the Company's contractual obligations with respect to the swaps.

(f)
$88,750 of the Flagstone 2007 Junior Subordinated Deferrable Debentures mature on July 30, 2037, are redeemable at the Company's option at par beginning July 30, 2012, and require quarterly interest payments by the Company to the holders of the Flagstone 2007 Junior Subordinated Deferrable Debentures. Interest is payable at a floating rate of three-month LIBOR plus 300 basis points, reset quarterly. $25,000 of the Flagstone 2007 Junior Subordinated Deferrable Debentures mature on September 15, 2037, are redeemable at the Company's option at par beginning September 15, 2012, and require quarterly interest payments by the Company to the holders of the Flagstone 2007 Junior Subordinated Deferrable Debentures. Interest is payable at a floating rate of three-month LIBOR plus 310 basis points, reset quarterly. The Company has entered into a $100,000 interest rate swap which fixed the rate of interest at 5.9%, and also entered into a $25,000 interest rate swap which fixed the interest rate at 5.9825%. The interest payments in the table above reflect the Company's contractual obligations with respect to the swaps.

(g)
Contractual obligations related to the notes payable to operating affiliates, including the timing of any payment, are dependent upon the settlement of the relevant underlying transactions. The notes typically have at least a twelve month duration and do not have any principal amount, since the final amount payable is dependent on the income or loss generated by the transactions. They also do not have any stated maturity date, since full repayment is dependent on the complexity involved in the settlement of the underlying transactions. Please refer to Note 9 to the Consolidated Financial Statements in Part II, Item 8 for further details describing the notes payable.

(h)
Please refer to Note 22 (f) to the Consolidated Financial Statements in Part II, Item 8 for further details describing the Aquiline commitments. There is no defined contractual commitment date, therefore it is included in the less than one year category.

(i)
Please refer to Note 22 (f) to the Consolidated Financial Statements in Part II, Item 8 for further details describing the AlphaCat 2015 commitment. The remaining commitment will be called and deployed throughout 2015, therefore it is included in the less than one year category.

(j)
Please refer to Note 22 (f) to the Consolidated Financial Statements in Part II, Item 8 for further details describing the AlphaCat ILS fund commitment. The remaining commitment will be called and deployed throughout 2015, therefore it is included in the less than one year category.

(k)
Please refer to Note 22 (g) to the Consolidated Financial Statements in Part II, Item 8 for further details describing the fixed maturity commitment. There is no defined contractual commitment date, therefore it is included in the less than one year category.

(l)
Please refer to Note 22 (h) to the Consolidated Financial Statements in Part II, Item 8 for further details describing the other investment commitments. There is no defined contractual commitment date, therefore it is included in the less than one year category.

Goodwill and Intangible Assets
The Company has performed an impairment analysis of its carried goodwill and indefinite-lived intangible assets as required by U.S. GAAP. Based on this analysis, management has concluded that an impairment valuation is not required against the carried goodwill and carried indefinite-lived intangible assets. For information about goodwill and intangible assets refer to Note 5, "Goodwill and other intangible assets" to the Consolidated Financial Statements in Part II, Item 8.
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

Ratings
The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of February 24, 2015:

	A.M. Best(a)	S&P(b)	Moody’s(c)	Fitch(d)
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB+	Baa2	A-
Senior debt	bbb	BBB+	Baa2	BBB+
Subordinated debt	bbb-	BBB	Baa3	BBB-
Preferred stock	bb+	BBB-	Ba1	—
Outlook on ratings	Stable	Stable	Positive	Stable

Validus Reinsurance, Ltd.
Financial strength rating	A	A	A3	A
Outlook on ratings	Stable	Stable	Positive	Stable

Lloyd's of London
Financial strength rating applicable to all Lloyd's syndicates	A	A+	—	AA-
Outlook on ratings	Positive	Stable	—	Stable

Talbot Syndicate 1183
Financial strength rating	A	—	—	—
Outlook on ratings	Positive	—	—	—

Validus Reinsurance (Switzerland) Ltd
Financial strength rating	A	A-	—	—
Outlook on ratings	Stable	Stable	—	—

Western World Insurance Company
Financial strength rating	A	—	—	—
Outlook on ratings	Stable	—	—	—

PaCRe, Ltd.
Financial strength rating	A-	—	—	—
Outlook on ratings	(e)	—	—	—

(a)
The A.M. Best ratings were most recently affirmed on February 25, 2014 for Validus Holdings, Ltd, Validus Reinsurance, Ltd and Validus Reinsurance (Switzerland) Ltd. The A.M. Best rating for Lloyd's was most recently affirmed on July 24, 2014. The A.M. Best rating for Talbot Syndicate 1183 was assigned on June 18, 2014. The A.M. Best rating for Western World Insurance Company was downgraded from A+ to A on November 6, 2014.

(b)
The S&P ratings were most recently affirmed on August 23, 2012 for Validus Holdings, Ltd and Validus Reinsurance, Ltd. The S&P rating for Validus Reinsurance (Switzerland) Ltd was issued on December 11, 2013. On October 13, 2014, the S&P rating for Lloyd's was affirmed and the outlook was revised from positive to stable.

(c)	The Moody’s ratings were most recently affirmed on June 25, 2014 for Validus Holdings, Ltd and Validus Reinsurance, Ltd.

(d)	The Fitch ratings were most recently affirmed on August 19, 2014 for Validus Holdings, Ltd. and Validus Reinsurance, Ltd. The Fitch rating for Lloyd's was most recently affirmed on October 14, 2014.

(e)	A.M. Best placed the A- rating of PaCRe, Ltd. “under review with negative implications” on January 20, 2015.

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
Reserve for Losses and Loss Expenses
Description: We believe that the most significant accounting judgment made by management is our estimate of reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated remaining liability for both reported claims (“case reserves”) and unreported amounts (“incurred but not reported” or “IBNR" reserves). For insurance and reinsurance business, the IBNR reserves include provision for loss incidents that have occurred but have not yet been reported to the Company as well as for future variation in case reserves (where the claim has been reported but the ultimate cost is not yet known). The provision for future variation in current case reserves is generally calculated using actuarial estimates of total IBNR at the aggregated line of business level. Additional individual claim IBNR amounts are sometimes calculated for larger claims within our insurance and reinsurance businesses. Within the reinsurance business, the portion of total IBNR related to future variation on known claims is calculated at the individual claim level in some instances (either as an additional case reserve or individual claim IBNR). Within the insurance business, the provision for future variation in current case reserves is generally calculated using actuarial estimates of total IBNR, while individual claim IBNR amounts are sometimes calculated for larger claims. IBNR is established by the Company separately for certain large or catastrophe losses and smaller “attritional” losses. The Company has procedures in place to aggregate large or catastrophe losses on a consolidated basis for financial reporting and disclosure purposes. Loss events which aggregate to over $30.0 million on a consolidated basis are disclosed separately and included in the reserve for notable loss events and reserve for development on notable loss events tables. In addition, non-notable loss events which aggregate to more than $15.0 million but less than $30.0 million on a consolidated basis are disclosed separately and included in the Company's analysis of losses and loss expenses. Notable and non-notable loss events are first determined at the respective operating segments based on segment thresholds and are then aggregated and only disclosed if it is determined that they reach the respective consolidated threshold for notable and non-notable loss event disclosure.
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
2.ACR:    ACR are established for Validus Re and AlphaCat business by our claims department in cases where we believe the case reserves reported by the cedant requires adjustment. ACR supplement case reserves based on information obtained through ceding company audits or other sources. ACR are not generally used at Talbot or Western World as claim volumes are generally greater and thus the potential for future variation in case reserve estimates on known claims often can be analyzed at an aggregate level using historical data.
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
For insurance business, the Company receives from brokers details of potential claims, on the basis of which the Company’s loss adjusters make estimates of the likely ultimate outcome of the claims. In determining these reserves, the Company takes into account a number of factors including the facts and circumstances of the individual claim, the nature of the coverage and historical information about its experience on similar types of claims. For insurance business where Talbot is not the lead underwriter, the case reserves are established by the lead underwriter and validated centrally by the Lloyd’s market claims bureau, with a sample reviewed by the Company. The sum of the individual claim estimates for lead and follow business constitutes the case reserves.
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
The Company also writes longer tail insurance lines of business through Talbot and Western World. Talbot's longer tail lines of business predominantly include financial institutions, marine and energy liabilities, aviation products and airports (aviation direct), construction and political risk. Western World's longer tail lines predominantly include liability coverages for contractors, manufacturers and health care related classes. These longer tail lines represent 11.6% of the Company's gross premiums written for the year ended December 31, 2014. In contrast to our short-tail business, the claim tail for our longer tail lines of business is expected to be notably longer as claims are often reported and ultimately paid or settled years after the related loss event occurs. In the intervening period between occurrence, reporting and settlement, additional facts regarding individual claims and trends will often become known and current laws and case law may change, affecting the ultimate value of the claim.
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
For the Company’s insurance business written by Talbot and Western World, where a longer reserving history exists, the Company examines the development of its own historical paid and incurred losses to identify trends, which it then incorporates into the reserving process where it deems appropriate.
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
Loss emergence patterns for the business written by Talbot and Western World are generally derived from its own historic loss development triangulations and in some instances, the business written by Talbot is also supplemented by Lloyd’s market data. For the business written by Validus Re and AlphaCat, where its own historic loss development triangulations are currently more limited, greater use is made of market data including reinsurance industry data available from organizations such as statistical bureaus and consulting firms, where appropriate. Expected loss ratios are estimated in a variety of ways, largely dependent upon the data available. Wherever it deems appropriate, management incorporates the Company’s own loss experience in establishing initial expected loss ratios and reserves. This is particularly true for the business written by Talbot and Western World where a longer reserving history exists and expected losses and loss ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. For reinsurance business, expected losses and loss ratios are typically developed using vendor and proprietary computer models. The information used in these models is collected by underwriters and actuaries during the initial pricing of the business.
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
During 2010 and 2011, given the complexity and severity of notable loss events, explicit reserves for potential development on 2010 and 2011 notable loss events (RDE) were included within the Company's IBNR reserving process. As uncertainties surrounding initial estimates on notable loss events developed, this reserve has been allocated to specific notable loss events. No RDE was established for 2012, 2013 or 2014 notable loss events.
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

Changes to the reserve for potential development on notable loss events will be considered in light of changes to previous loss estimates from notable loss events in this re-estimation process. To the extent that there are continued complexity and volatility factors relating to notable loss events in the aggregate, additions to the RDE may be established for a specific accident year, as illustrated in the RDE roll forward table above.
Management’s loss estimates are subject to annual corroborative review by independent external actuaries using generally accepted actuarial techniques and other analytical and qualitative methods.
The Company’s reserving methodology was not changed materially in the year ended December 31, 2014 from the methodology used in the year ended December 31, 2013. Management’s best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at December 31, 2014 were $3.2 billion and $377.5 million, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by segment at December 31, 2014.

	As at December 31, 2014
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Validus Re	$722,163	$611,715	$1,333,878
AlphaCat	2,448	4,077	6,525
Talbot	637,229	714,827	1,352,056
Western World (a)	174,631	438,920	613,551
Eliminations	(41,148)	(30,468)	(71,616)
Total	$1,495,323	$1,739,071	$3,234,394

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.
Management’s best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at December 31, 2013 were $3.0 billion and $370.2 million, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by segment at December 31, 2013.

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
Management’s best estimate of the net reserve for losses and loss expenses at December 31, 2014 is $2.9 billion. The following tables show the effect on estimated net reserves for losses and loss expenses as of December 31, 2014 of a change in two of the most critical assumptions in establishing reserves: (1) loss emergence patterns, accelerated or decelerated by three and six months; and (2) expected loss ratios varied by plus or minus five and ten percent. Management believes that a reasonably likely scenario is represented by such a standard, as used by some professional actuaries as part of their review of an insurer’s or reinsurer’s reserves. Utilizing this standard as a guide, management has selected these variances to determine reasonably likely scenarios of variability in the loss emergence and loss ratio assumptions. These scenarios consider normal levels of catastrophe events. Loss reserves may vary beyond these scenarios in periods of heightened or reduced claim activity. The reserves resulting from the changes in the assumptions are not additive and should be considered separately. The following tables vary the assumptions employed therein independently. In addition, the tables below do not adjust any parameters other than the ones described above. Specifically, reinsurance collectability was not explicitly stressed as part of the calculations below.
Net reserve for losses and loss expenses at December 31, 2014—Sensitivity to loss emergence patterns

Change in assumption	Reserve for losses and loss expenses
(Dollars in thousands)
Six month acceleration	$2,561,273
Three month acceleration	2,697,464
No change (selected)	2,856,928
Three month deceleration	3,022,926
Six month deceleration	3,189,137
Net reserve for losses and loss expenses at December 31, 2014—Sensitivity to expected loss ratios

Change in assumption	Reserve for losses and loss expenses
(Dollars in thousands)
10% favorable	$2,648,559
5% favorable	2,752,770
No change (selected)	2,856,928
5% unfavorable	2,961,086
10% unfavorable	3,065,297
The most significant variance in the above scenarios, six month deceleration in loss emergence patterns, would have the effect of increasing losses and loss expenses by $332.2 million.
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

Premiums
Description: For insurance business, written premium estimates are determined from the business plan estimates of premiums by class, the aggregate of underwriters’ estimates on a policy-by-policy basis, and projections of ultimate premiums using generally accepted actuarial methods. In particular, direct insurance premiums are recognized in accordance with the type of contract written. The majority of our insurance premium is accepted on a direct open market or facultative (proportional or non-proportional) basis. We receive a premium which is identified in the policy and this premium will typically adjust only if the underlying insured values adjust.
A limited portion of our insurance business is written on a line slip basis or binder, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers. Although premiums on this business are not contractually stated, we recognize gross premiums written based on an estimate provided by the client, via the broker.
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
The table below identifies the extent of premiums that were written on a proportional and non-proportional basis:

	Year Ended December 31, 2014 (a)		Year Ended December 31, 2013		Year Ended December 31, 2012 (b)
(Dollars in thousands)	Gross Written Premiums	Gross Written Premiums (%)	Gross Written Premiums	Gross Written Premiums (%)	Gross Written Premiums	Gross Written Premiums (%)
Proportional	$600,537	25.4%	$639,955	26.7%	$498,954	23.0%
Non-proportional	1,762,749	74.6%	1,761,151	73.3%	1,667,486	77.0%
Total	$2,363,286	100.0%	$2,401,106	100.0%	$2,166,440	100.0%

(a)	The results of operations for Western World are consolidated from the October 2, 2014 date of acquisition.

(b)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
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
For business written on a facultative basis, endorsements, based on reports by our clients of changes in the original contractual cover, are recorded in the period in which the client reports are received, which would normally be over the life of the cover or shortly afterwards. Typically, the adjustment to the original premium is an insignificant portion of the total premium written.

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
Credit risk: Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, reports from rating agencies, the timeliness of cedants’ payments and the status of current balances owing. Based on this assessment, management believes that as at December 31, 2014 no provision for doubtful accounts is necessary for receivables from cedants.
Reinsurance Premiums Ceded and Reinsurance Recoverables
Description: As discussed in Item 1 “Business” the Company primarily uses ceded reinsurance for risk mitigation purposes. Validus Re purchases reinsurance on an excess of loss and a proportional basis together with ILW coverage. Talbot purchases reinsurance on an excess of loss and a proportional basis together with a relatively small amount of facultative reinsurance and ILWs. Western World purchases reinsurance on an excess of loss basis with a relatively small amount of facultative reinsurance.
Judgments and Uncertainties: For excess of loss business, the amount of reinsurance premium payable is usually contractually documented at inception and management judgment is only necessary in respect of any loss-related elements of the reinsurance premium, for example, reinstatement or adjustment premiums and loss-related commissions. The full reinsurance premium ceded is recorded at inception and if the contract is purchased on a “losses occurring” basis, the reinsurance premium ceded is expensed on a straight line basis over the life of the contract. If the policy is purchased on a “risks attaching” basis, the reinsurance premium ceded is expensed in line with how the inwards gross premium, to which the risk attaching policy relates, is earned. After the contract has expired, a No Claims Bonus may be received for certain policies, and this is recorded as a reinsurance premium adjustment in the period in which it can be reasonably determined.
Paid losses recoverable and loss reserves recoverable balances include amounts owed to us in respect of paid and unpaid ceded losses and loss expenses, respectively. The balances are presented net of a provision for non-recoverability. As at December 31, 2014, loss reserves recoverable balances were $377.5 million and paid losses recoverable balances were $38.1 million. In establishing our reinsurance recoverable balances, significant judgment is exercised by management in determining the amount of unpaid losses and loss expenses to be ceded as well as our ability to cede losses and loss expenses under our reinsurance contracts.
The Company's ceded unpaid losses and loss expenses consists of two elements, those for reported losses and those for IBNR. Ceded amounts for IBNR are developed as part of our loss reserving process. Consequently, the estimation of ceded unpaid losses and loss expenses is subject to similar risks and uncertainties in the estimation of gross IBNR (see “Reserve for Losses and Loss Expenses” above). As at December 31, 2014, ceded IBNR recoverable balances were $231.1 million.

Although our reinsurance recoverable balances are derived from our determination of contractual provisions, the recoverability of such amounts may ultimately differ due to the potential for a reinsurer to become financially impaired or insolvent or for a contractual dispute over contract language or coverage. Consequently, we review our reinsurance recoverable balances on a regular basis to determine if there is a need to establish a provision for non-recoverability. In performing this review, the Company uses judgment in assessing the credit worthiness of our reinsurers and the contractual provisions of our reinsurance agreements. As at December 31, 2014, the Company had a provision for non-recoverability of $4.8 million. In the event that the credit worthiness of our reinsurers were to deteriorate, actual uncollectible amounts could be significantly greater than our provision for non-recoverability.
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
At December 31, 2014, the use of different assumptions within the model could have an effect on the provision for uncollectible reinsurance reflected in the Company’s Consolidated Financial Statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision.
Investment Valuation
Description: Consistent with U.S. GAAP, the Company recognizes investments at their fair value in the Consolidated Balance Sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also established a three level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (“Level 1”) and unobservable inputs being the lowest level (“Level 3”). Generally, the degree of judgment used in measuring the fair value of financial instruments inversely correlates with the availability of observable inputs.
Judgments and Uncertainties: The Company’s external investment accounting service provider receives prices from independent pricing sources to measure the fair values of a majority of the Company's investments. These independent pricing sources are prioritized with respect to reliability to ensure that only the highest priority pricing inputs are used. The independent pricing sources are received via automated feeds from indices, pricing and broker-dealers services. Pricing is also obtained from other external investment managers. This information is applied consistently across all portfolios. The Company’s external investment accounting service provider confirms and documents all prices received from broker-dealers on a daily basis for quality control and audit purposes.
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
For further details on the valuation of the Company's remaining investment portfolio refer to Note 8, "Fair Value Measurements" to the Consolidated Financial Statements in Part II, Item 8.
Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of interest rate risk and a sensitivity analysis of the impact of interest rate variances on the valuation of the Company’s fixed maturity and short-term investments.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of nets assets acquired from the acquisition of Talbot and Western World. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually and more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances may include an economic downturn in a geographic market or change in the assessment of future operations. In performing this test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350 “Intangibles-Goodwill and Other.” Similarly, the Company may first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment described in ASC Topic 350 "Intangibles - Goodwill and Other - General Intangibles Other than Goodwill." If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the Consolidated Statements of Comprehensive Income.

As at December 31, 2014, neither the Company’s initial valuation nor its subsequent valuations has indicated any impairment of the Company’s goodwill and intangible assets of $195.9 million and $126.9 million, respectively. For further details refer to Note 6 "Goodwill and intangible assets" to the Consolidated Financial Statements in Part II, Item 8.

Regulation
Reference is made to Part I, Item 1 "Business" for a discussion with respect to the impact of regulation on the Company.

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

•
statutory or regulatory or rating agency developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

•
the other factors set forth herein under Part I Item 1A “Risk Factors” and under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of this Annual Report on Form 10-K for the year ended December 31, 2014, as well as the risk and other factors set forth in the Company’s other filings with the SEC, as well as management’s response to any of the aforementioned factors.

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
As at December 31, 2014, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 2.1%, or approximately $127.2 million. As at December 31, 2014, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.0% or approximately $123.0 million.

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
As at December 31, 2014, the Company held $1.5 billion (December 31, 2013: $836.9 million), or 26.3% (December 31, 2013: 15.1%) of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. Some of these assets are exposed to prepayment risk, which occurs when the frequency with which holders of the underlying loans prepay the outstanding principal before the maturity date changes. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
Foreign Currency Risk:    Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of December 31, 2014, $606.3 million, or 5.9% of our total assets and $738.5 million, or 11.9% of our total liabilities were held in foreign currencies. As of December 31, 2014, $92.4 million, or 1.3% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date. As of December 31, 2013, $877.4 million, or 9.0% of our total assets and $912.8 million, or 16.4% of our total liabilities were held in foreign currencies. As of December 31, 2013, $133.4 million, or 2.4% of our total liabilities held in foreign currencies were non-monetary items. When necessary, we may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts. For further information on the accounting treatment of our foreign currency derivatives, refer to Note 11 of Part II, Item 8 - Consolidated Financial Statements. To the extent foreign currency exposure is not hedged or otherwise matched, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.
Credit Risk:    The Company is exposed to credit risk from the possibility that counterparties may default on their obligations. The Company’s primary credit risks reside in investment in U.S. and non-U.S. corporate bonds and amounts recoverable from reinsurers. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain a minimum weighted-average portfolio credit rating of A+. In addition, the portfolio limits the amount of “risk assets”, such as non-investment grade debt and equity securities, to a maximum of 35% of shareholders’ equity. The Company also limits its exposure to any single issuer to 3.5% of its investment portfolio or less, excluding government and agency securities, depending on the credit rating of the issuer. With the exception of the Company's bank loan portfolio and certain capital securities issued by investment grade corporations, the minimum credit rating of any security purchased is Baa3/BBB-. In total, investments in below investment grade securities are limited to no more than 10% of the Company's investment portfolio. At December 31, 2014, 2.8% of the portfolio, excluding bank loans, was below Baa3/BBB- and there was no aggregate exposure to any single issuer of more than 1.0% of total investments, other than with respect to government and agency securities (December 31, 2013: 1.5%). Total investments including bank loans that were rated below Baa3/BBB- were 10.8% (December 31, 2013: 14.0%) of the Company’s investment portfolio.
The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At December 31, 2014, 98.0% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, (December 31, 2013: 96.7% rated A- or above) or from reinsurers posting full collateral.
Liquidity risk:    Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments, including non-agency residential mortgage-backed securities and bank loans which represent 6.0% at December 31, 2014 (December 31, 2013: 9.2%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At December 31, 2014, the Company had $963.8 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities.

Details of the Company’s debt and financing arrangements at December 31, 2014 are provided below.

(Dollars in thousands)	Maturity Date / Term	Issued and Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	276,455
$200,000 secured bi-lateral letter of credit facility	Evergreen	15,649
Talbot FAL facility	December 31, 2017	25,000
PaCRe senior secured letter of credit facility	Evergreen	294
AlphaCat Re secured letter of credit facility	Evergreen	30,000
IPC bi-lateral facility	Evergreen	15,897
$375,000 Flagstone bi-lateral facility	Evergreen	198,389
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	135,727
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750
Total debt and financing arrangements		$1,350,961
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013) (the “Framework”). Based on its assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on the Framework criteria.
The Company acquired all of the outstanding shares of Western World on October 2, 2014. Western World’s total assets and total revenues represented approximately 14.5% and 3.8%, respectively of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2014. Western World has been excluded from the Company's assessment scope for the effectiveness of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers Ltd., an independent registered public accounting firm, as stated in their report included in this filing.
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
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Certain of the information required by this item relating to the executive officers of the Company may be found starting at page 51. The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
The following table displays certain information regarding our equity compensation plans at December 31, 2014:

(Dollars in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity compensation plans
2005 Amended and Restated Long-Term Incentive Plan	4,154,404	$17.74	903,292
Director Stock Compensation Plan	—		52,104
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
Financial Statements, Financial Statement Schedules and Exhibits.

(a)	Financial Statements and Financial Statement Schedules are included as pages F-1 to F-88.

(b)
The exhibits numbers followed by an asterisk (*) indicate exhibits physically filed with this Annual Report on Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference.

EXHIBITS

Exhibit Number	Description of Document
2.1
Agreement and Plan of Merger, dated as of August 30, 2012, by and among Validus Holdings, Ltd., Validus UPS, Ltd., Flagstone Reinsurance Holdings, S.A. and Flagstone Reinsurance Holdings (Bermuda) Limited (incorporated by reference from the Company's Current Report on Form 8-K filed on September 4, 2012)

2.2
Stock Purchase Agreement, dated as of June 23, 2014, by and among Western World Insurance Group, Inc., the shareholders of Western World Insurance Group, Inc., Validus Specialty, Inc., Validus Holdings, Ltd. (solely for purposes of Article I, Section 5.08, Section 6.08, Section 9.03 and Article XI), and Andrew S. Frazier (in his capacity as the Sellers’ Representative) (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2014)

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

10.6	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by reference from S-1 SEC File No. 333-139989)

10.7
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

10.8.1
Separation Agreement, dated as of May 31, 2013, between Validus Holdings, Ltd. and Stuart W. Mercer (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013)

10.9
Employment Agreement dated as of September 1, 2010 between Validus Holdings, Ltd. and Jonathan P. Ritz. (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on September 8, 2010)

10.9.1
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

10.11
Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Robert F. Kuzloski dated as of April 1, 2011 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 4, 2011)

10.11.1
Amendment No. 1 to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Robert F. Kuzloski dated as of August 1, 2012 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the SEC on November 6, 2012)

10.12
Employment Agreement between Validus Holdings, Ltd. and Andrew Kudera dated as of February 2, 2010 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 4, 2011)

10.13	Investment Manager Agreement with BlackRock Financial Management, Inc. (Incorporated by reference from S-1 SEC File No. 333-139989)

10.14	Risk Reporting & Investment Accounting Services Agreement with BlackRock Financial Management, Inc. (Incorporated by reference from S-1 SEC File No. 333-139989)

10.15	Validus Holdings, Ltd. 2005 Amended & Restated Long-Term Incentive Plan (Incorporated by reference from S-1 SEC File No. 333-139989)

10.16
Form of Amended Post-IPO Restricted Share Award Agreement for Validus Executive Officers (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)

10.17	Form of Pre-IPO Restricted Share Agreement for Executive Officers (Incorporated by reference from S-1 SEC File No. 333-139989)

10.18
Form of Amended Restricted Share Agreement for Talbot Executive Officers (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)

10.19	Amended and Restated Restricted Share Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by reference from S-1 SEC File No. 333-139989)

10.20	Stock Option Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by reference from S-1 SEC File No. 333-139989)

10.21	Form of Stock Option Agreement for Executive Officers prior to 2008 (Incorporated by reference from S-1 SEC File No. 333-139989)

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

10.24
Form of Performance Share Award Agreement for Talbot Executive Officers (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)

10.25	Nonqualified Supplemental Deferred Compensation Plan (Incorporated by reference from S-1 SEC File No. 333-139989)

10.26	Validus Holdings, Ltd. Director Stock Compensation Plan (Incorporated by reference from S-1 SEC File No. 333-139989)

10.27
Amendment No. 1 to Validus Holdings, Ltd. Directors Stock Compensation Plan dated as of January 5, 2009 (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009)

10.28
Subscription Agreement dated as of November 7, 2014 between Aquiline Capital Partners III GP (Offshore) Ltd. and Validus Reinsurance, Ltd. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2014)

10.29
Employment Agreement dated October 25 2012 between Validus America, Inc. and for purposes of Section 12.04, countersigned by Validus Holdings, Ltd. and John J. Hendrickson (Incorporated by reference from the Company’s Annual Report on Form 10-K for year ended December 31, 2012, filed with the SEC on February 15, 2013)

10.30
Employment Agreement dated as of April 2, 2013 between Validus America, Inc. and Romel Salam (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed with the SEC on May 6, 2013)

10.30.1
Amendment No. 1 to Employment Agreement between Validus America, Inc. and Romel Salam dated as of May 20, 2014 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed with the SEC on August 7, 2014)

10.31
Amended and Restated Employment Agreement dated as of April 30, 2013 between Validus Services (Bermuda), Ltd. and Kean Driscoll (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed with the SEC on May 6, 2013)

10.32
Employment Agreement dated as of June 19, 2013, between Validus Holdings, Ltd. and Michael Moore (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2013)

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
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on February 24, 2015.

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

Signature	Title	Date

/s/ EDWARD J. NOONAN	Chairman of the Board of Directors	February 24, 2015
Name: Edward J. Noonan	and Chief Executive Officer (Principal Executive Officer)

/s/ JEFFREY D. SANGSTER	Executive Vice President	February 24, 2015
Name: Jeffrey D. Sangster	and Chief Financial Officer (Principal Finance Officer)

/s/ MICHAEL R. MOORE	Executive Vice President	February 24, 2015
Name: Michael R. Moore	and Chief Accounting Officer (Principal Accounting Officer)

/s/ MAHMOUD ABDALLAH	Director	February 24, 2015
Name: Mahmoud Abdallah

/s/ MICHAEL CARPENTER	Director	February 24, 2015
Name: Michael Carpenter

/s/ MATTHEW J. GRAYSON	Director	February 24, 2015
Name: Matthew J. Grayson

/s/ JOHN J. HENDRICKSON	Director	February 24, 2015
Name: John J. Hendrickson

/s/ THERESE M. (TERRI) VAUGHAN	Director	February 24, 2015
Name: Therese M. (Terri) Vaughan

/s/ CHRISTOPHER E. WATSON	Director	February 24, 2015
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Validus Holdings, Ltd.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Validus Holdings, Ltd. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management's Report on Internal Control Over Financial Reporting management has excluded Western World Insurance Group, Inc. ("Western World") from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded Western World from our audit of internal control over financial reporting. Western World is a wholly-owned subsidiary whose total assets and total revenues represent 14.5% and 3.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers Ltd.
PricewaterhouseCoopers Ltd.
Hamilton, Bermuda
February 24, 2015

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at December 31, 2014 and 2013
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2014	December 31, 2013

Assets
Fixed maturities, at fair value (amortized cost: 2014—$5,534,494; 2013—$5,522,853)	$5,532,731	$5,542,258
Short-term investments, at fair value (amortized cost: 2014—$1,051,222; 2013—$787,670)	1,051,074	787,714
Other investments, at fair value (cost: 2014—$879,176; 2013—$723,498)	813,011	704,086
Cash and cash equivalents	577,240	734,148
Restricted cash	173,003	200,492
Total investments and cash	8,147,059	7,968,698
Investments in affiliates	261,483	141,243
Premiums receivable	707,647	697,233
Deferred acquisition costs	161,295	134,269
Prepaid reinsurance premiums	81,983	103,251
Securities lending collateral	470	3,392
Loss reserves recoverable	377,466	370,154
Paid losses recoverable	38,078	80,080
Deferred tax asset	23,821	—
Intangible assets	126,924	106,407
Goodwill	195,897	20,393
Accrued investment income	24,865	18,876
Other assets	164,633	202,436
Total assets	$10,311,621	$9,846,432

Liabilities
Reserve for losses and loss expenses	$3,234,394	$3,030,399
Unearned premiums	990,564	824,496
Reinsurance balances payable	127,128	154,874
Securities lending payable	936	3,858
Deferred tax liability	5,541	19,086
Net payable for investments purchased	50,256	19,383
Accounts payable and accrued expenses	318,245	278,187
Notes payable to operating affiliates	671,465	439,272
Senior notes payable	247,306	247,198
Debentures payable	539,277	541,416
Total liabilities	$6,185,112	$5,558,169

Commitments and contingent liabilities
Redeemable noncontrolling interest	79,956	86,512

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2014—155,554,224; 2013—154,488,497; Outstanding: 2014—83,869,845; 2013—96,044,312)	$27,222	$27,036
Treasury shares (2014—71,684,379; 2013—58,444,185)	(12,545)	(10,228)
Additional paid-in-capital	1,207,493	1,677,894
Accumulated other comprehensive (loss)	(8,556)	(617)
Retained earnings	2,374,344	2,010,009
Total shareholders’ equity available to Validus	3,587,958	3,704,094
Noncontrolling interest	458,595	497,657
Total shareholders’ equity	$4,046,553	$4,201,751

Total liabilities, noncontrolling interests and shareholders’ equity	$10,311,621	$9,846,432
The accompanying notes are an integral part of these Consolidated Financial Statements.

Validus Holdings, Ltd.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2014, 2013 and 2012
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2014	December 31, 2013	December 31, 2012

Revenues
Gross premiums written	$2,363,286	$2,401,106	$2,166,440
Reinsurance premiums ceded	(309,233)	(372,585)	(307,506)
Net premiums written	2,054,053	2,028,521	1,858,934
Change in unearned premiums	(51,649)	73,524	14,282
Net premiums earned	2,002,404	2,102,045	1,873,216
Gain on bargain purchase, net of expenses	—	—	17,701
Net investment income	100,076	96,072	107,936
Net realized gains on investments	23,095	3,258	18,233
Change in net unrealized (losses) gains on investments	(57,973)	(58,481)	17,585
Income (loss) from investment affiliate	8,411	4,790	(964)
Other insurance related income and other income	19,739	8,343	22,396
Foreign exchange (losses) gains	(10,630)	2,505	4,798
Total revenues	2,085,122	2,158,532	2,060,901
Expenses
Losses and loss expenses	772,049	793,932	999,446
Policy acquisition costs	340,556	360,310	334,698
General and administrative expenses	329,792	315,265	263,652
Share compensation expenses	33,073	27,630	26,709
Finance expenses	63,854	64,177	53,857
Transaction expenses	8,096	—	—
Total expenses	1,547,420	1,561,314	1,678,362

Income before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	537,702	597,218	382,539
Tax expense	(155)	(383)	(2,501)
Income from operating affiliates	17,723	14,289	12,580
(Income) attributable to operating affiliate investors	(109,399)	(68,763)	—
Net income	$445,871	$542,361	$392,618
Net loss (income) attributable to noncontrolling interest	35,464	(9,695)	15,820
Net income available to Validus	$481,335	$532,666	$408,438

Other comprehensive (loss) income
Change in foreign currency translation adjustments	$(7,501)	$(1,954)	$3,648
Change in minimum pension liability, net of tax	(210)	—	—
Change in fair value of cash flow hedge	(228)	—	—
Other comprehensive (loss) income	(7,939)	(1,954)	3,648

Comprehensive income available to Validus	$473,396	$530,712	$412,086

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	90,354,745	102,202,274	97,184,110
Diluted	94,690,271	103,970,289	102,384,923

Basic earnings per share available to common shareholders	$5.26	$5.02	$4.13
Earnings per diluted share available to common shareholders	$5.08	$4.94	$3.99

Cash dividends declared per share	$1.20	$3.20	$1.00
The accompanying notes are an integral part of these Consolidated Financial Statements.

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2014, 2013 and 2012
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2014	December 31, 2013	December 31, 2012

Common shares
Balance—Beginning of year	$27,036	$26,722	$23,538
Common shares issued, net	186	314	3,184
Balance—End of year	$27,222	$27,036	$26,722
Treasury shares
Balance—Beginning of year	$(10,228)	$(7,836)	$(6,131)
Repurchase of common shares	(2,317)	(2,392)	(1,705)
Balance—End of year	$(12,545)	$(10,228)	$(7,836)
Additional paid-in capital
Balance—Beginning of year	$1,677,894	$2,160,478	$1,893,890
Common shares issued, net	5,161	898	498,136
Repurchase of common shares	(508,635)	(511,112)	(258,257)
Share compensation expenses	33,073	27,630	26,709
Balance—End of year	$1,207,493	$1,677,894	$2,160,478
Accumulated other comprehensive (loss)
Balance—Beginning of year	$(617)	$(2,953)	$(6,601)
Amounts reclassified to retained earnings	—	4,290	—
Other comprehensive (loss) income	(7,939)	(1,954)	3,648
Balance—End of year	$(8,556)	$(617)	$(2,953)
Retained earnings
Balance—Beginning of year	$2,010,009	$1,844,416	$1,543,729
Dividends	(117,000)	(362,783)	(107,751)
Net income	445,871	542,361	392,618
Net loss (income) attributable to noncontrolling interest	35,464	(9,695)	15,820
Amounts reclassified from accumulated other comprehensive (loss)	—	(4,290)	—
Balance—End of year	$2,374,344	$2,010,009	$1,844,416

Total shareholders’ equity available to Validus	$3,587,958	$3,704,094	$4,020,827

Noncontrolling interest	$458,595	$497,657	$434,280

Total shareholders' equity	$4,046,553	$4,201,751	$4,455,107
The accompanying notes are an integral part of these Consolidated Financial Statements.

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2014	December 31, 2013	December 31, 2012
Cash flows provided by (used in) operating activities
Net income	$445,871	$542,361	$392,618
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	33,073	27,630	26,709
(Gain) loss on sale / deconsolidation of subsidiary	(2,081)	3,237	—
Bargain purchase gain	—	—	(49,702)
Amortization of discount on senior notes	108	108	108
(Income) loss from investment affiliate	(8,411)	(4,790)	964
Net realized (gains) on investments	(23,095)	(3,258)	(18,233)
Change in net unrealized losses (gains) on investments	57,973	58,481	(17,585)
Amortization of intangible assets	4,538	4,162	10,159
(Income) from operating affiliates	(17,723)	(14,289)	(12,580)
Foreign exchange losses (gains) included in net income	23,591	1,912	(16,123)
Amortization of premium on fixed maturities	19,107	19,093	24,289
Change in:
Premiums receivable	22,810	127,442	19,860
Deferred acquisition costs	(27,026)	12,319	(1,875)
Prepaid reinsurance premiums	34,370	(3,658)	3,116
Loss reserves recoverable	81,824	69,910	40,708
Paid losses recoverable	43,580	(33,807)	54,248
Income taxes recoverable	—	—	522
Accrued investment income	2,417	2,499	7,404
Other assets	32,448	(80,718)	(9,618)
Reserve for losses and loss expenses	(395,499)	(472,883)	116,902
Unearned premiums	17,280	(69,866)	(17,148)
Reinsurance balances payable	(31,061)	(4,724)	(12,365)
Deferred income taxes	(45,380)	(1,008)	1,040
Accounts payable and accrued expenses	(26,933)	85,121	(253)
Net cash provided by operating activities	241,781	265,274	543,165
Cash flows provided by (used in) investing activities
Proceeds on sales of investments	4,756,555	4,370,548	3,393,740
Proceeds on maturities of investments	554,619	490,459	548,226
Purchases of fixed maturities	(4,379,314)	(5,392,728)	(3,726,611)
(Purchases) sales of short-term investments, net	(121,264)	353,353	56,502
Purchases of other investments	(119,815)	(38,492)	(491,210)
Decrease (increase) in securities lending collateral	2,922	(3,167)	7,771
Investment in operating affiliates	(37,600)	(22,000)	(91,500)
Redemption from operating affiliates	77,544	86,657	—
Investment in investment affiliates	(12,468)	(14,492)	(12,835)
Decrease (increase) in restricted cash	27,489	(172,962)	(3,493)
Proceeds on sale of subsidiary, net of cash	16,459	21,388	—
Purchase of subsidiary, net of cash acquired	(643,545)	—	17,196
Net cash provided by (used in) investing activities	121,582	(321,436)	(302,214)
Cash flows provided by (used in) financing activities
Proceeds on issuance of notes payable to operating affiliates	680,027	442,412	—
Repayments on notes payable to operating affiliates	(617,068)	(3,553)	—
Issuance of common shares, net	5,347	1,211	3,015
Purchases of common shares under share repurchase program	(510,952)	(513,504)	(259,962)
Dividends paid	(117,043)	(360,071)	(110,037)
(Decrease) increase in securities lending payable	(2,922)	3,167	(7,771)
Third party investment in redeemable noncontrolling interest	68,200	92,190	—
Third party redemption of redeemable noncontrolling interest	(10,496)	(19,400)	—
Investment in third party noncontrolling interest	—	58,500	450,100
Third party subscriptions received in advance	15,400	35,000	19,400
Net cash (used in) provided by financing activities	(489,507)	(264,048)	94,745
Effect of foreign currency rate changes on cash and cash equivalents	(30,764)	(6,364)	17,540
Net (decrease) increase in cash	(156,908)	(326,574)	353,236
Cash and cash equivalents—beginning of year	734,148	1,060,722	707,486
Cash and cash equivalents—end of year	$577,240	$734,148	$1,060,722

Taxes paid during the year	$42,689	$5,407	$3,832
Interest paid during the year	$54,526	$52,191	$43,249
The accompanying notes are an integral part of these Consolidated Financial Statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

1. Nature of the business
Validus Holdings, Ltd. (together with its wholly and majority owned subsidiaries, the “Company”) was incorporated under the laws of Bermuda on October 19, 2005. The Company provides reinsurance coverage, insurance coverage and insurance linked securities management through four distinct global operating segments, Validus Re, AlphaCat, Talbot and Western World. Validus Re is a Bermuda-based reinsurance segment focused on short-tail lines of reinsurance. AlphaCat is a Bermuda-based investment adviser, managing capital from third parties and the Company in insurance linked securities and other investments in the property catastrophe reinsurance space. Talbot is a specialty insurance segment, primarily operating within the Lloyd's insurance market through Syndicate 1183. Western World is a U.S. based specialty excess and surplus lines insurance segment.
On November 30, 2012, pursuant to a merger agreement, the Company acquired all of the outstanding common shares of Flagstone Reinsurance Holdings, S.A. ("Flagstone") in exchange for 0.1935 Company common shares and $2.00 cash per Flagstone common share (the "Flagstone Acquisition"). For segmental reporting purposes, the results of Flagstone’s operations since the acquisition date have been included within the Validus Re segment in the Consolidated Financial Statements. Refer to Note 5 "Business combinations" for further information.
On October 9, 2013, the Company completed the sale of its wholly-owned Cyprus-domiciled subsidiary, Flagstone Alliance Insurance and Reinsurance plc for net cash proceeds of $21,400.
On October 2, 2014, the Company acquired all of the outstanding shares of Western World Insurance Group Inc. ("Western World"), a U.S. based specialty excess and surplus lines insurance company. The results of operations for Western World are consolidated from the date of acquisition. Refer to Note 5 "Business combinations" for further information.
2. Basis of preparation and consolidation
These Consolidated Financial Statements include Validus Holdings, Ltd. and its wholly and majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain amounts with respect to cash and cash equivalents have been revised to correct certain prior period comparatives in these Consolidated Financial Statements.
The Consolidated Balance Sheet for the year ended December 31, 2013 includes revisions to reduce cash and cash equivalents by $322,198 and increase restricted cash, short-term investments and other investments by $200,492, $35,936 and $85,770, respectively. There is no change to the sub-total of total investments and cash, or the totals of total assets or total shareholders’ equity.
The Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, includes revisions to (decrease) net cash provided by (used in) investing activities by ($163,541) and ($33,299), respectively. There are no changes to the sub-totals of net cash provided by (used in) operating activities or effect of foreign currency rate changes on cash and cash equivalents. These revisions resulted in a decrease in net (decrease) increase in cash of ($163,541) and ($33,299), for the years ended December 31, 2013 and 2012, respectively.
The effect of these revisions does not impact any per-share amounts or other components of equity or net assets in the statement of financial position in any of the prior periods presented. The Company does not believe these revisions are material to any prior periods. The Company has revised these prior period amounts to provide comparability with current period balances and cash flows. All significant intercompany accounts and transactions have been eliminated.

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
Reinstatement premiums are recorded at the time a loss event occurs and coverage limits for the remaining life of the contract are reinstated under predefined contract terms. The accrual of reinstatement premiums is based on our estimate of losses and loss expenses, which reflects management’s judgment, as described in Note 3(c) "Reserve for losses and loss expenses" below.

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
The reserve for losses and loss expenses includes reserves for unpaid reported losses and for losses incurred but not reported (“IBNR”). The reserve for unpaid reported losses and loss expenses is established by management based on reports from brokers, ceding companies and insureds and represents the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by, the Company. The reserve for incurred but not reported losses and loss expenses is established by management based on actuarially determined estimates of ultimate losses and loss expenses. Inherent in the estimate of ultimate losses and loss expenses are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss expenses may differ materially from the amounts recorded in the Consolidated Financial Statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, will be recorded in earnings in the period in which they become known. Prior period development arises from changes to these estimates recognized in the current year that relate to reserves for losses and loss expenses established in previous calendar years.

(d)	Reinsurance
In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. The accounting for reinsurance ceded depends on the method of reinsurance. If the policy is on a “losses occurring” basis, reinsurance premiums ceded are expensed (and any commissions thereon are earned) on a pro-rata basis over the period the reinsurance coverage is provided. If the policy is a “risks attaching” policy, reinsurance premiums ceded are expensed (and any commissions thereon are earned) in line with the earning of the gross premiums to which the risk attaching policy relates. Prepaid reinsurance premiums represent the portion of premiums ceded applicable to the unexpired term of policies in force. Mandatory reinstatement premiums ceded are recorded at the time the loss event occurs. Reinsurance recoverables are based on contracts in force at the time of the underlying loss event. The method for determining the reinsurance recoverable on unpaid losses and loss expenses involves the actuarial estimates of unpaid losses and loss expenses as well as a determination of the Company’s ability to cede unpaid losses and loss expenses under its reinsurance treaties. The use of different assumptions could have a material effect on the provision for uncollectible reinsurance. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liabilities.

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
Short-term investments primarily comprise of investments with a remaining maturity of less than one year at time of purchase and money market funds held at the Company’s investment managers. Certain short-term investments relate to funds held in trust in support of collateralized reinsurance transactions.
Restricted cash primarily relates to funds held in trust for support of collateralized reinsurance transactions.
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
The Company considers time deposits and money market funds with an original maturity of one month or less as equivalent to cash.

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
Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated at prevailing year end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of translation differences between functional and reporting currencies in foreign operations, net of applicable deferred income taxes, is included in accumulated other comprehensive income ("AOCI").

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
The Company and its Bermuda domiciled subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has operations in subsidiary form in various other jurisdictions around the world, including but not limited to the U.K., U.S., Switzerland, Luxembourg and Canada that are subject to relevant taxes in those jurisdictions.
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
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances may include an economic downturn in a geographic market or change in the assessment of future operations. In performing this test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350 “Intangibles—Goodwill and Other.” Similarly, the Company may first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment described in ASC Topic 350 "Intangibles - Goodwill and Other - General Intangibles Other than Goodwill." The factors assessed in making this determination included the overall insurance industry outlook, business strategy, premium rates, earnings sustainability, market capitalization and the regulatory and political environment.
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
The Company accounts for its investments in the AlphaCat Insurance Linked Securities (“ILS”) Funds and the BetaCat ILS Funds as variable interest entities. See Note 9 "Investments in affiliates" for further details.

(q)	Noncontrolling interests
The Company accounts for its noncontrolling interests in accordance with ASC Topic 810 “Consolidation.” Redeemable noncontrolling interests are presented as a mezzanine item, between liabilities and shareholders' equity, in the Company's Consolidated Balance Sheet and the non-redeemable noncontrolling interests are presented within shareholders' equity in the Company's Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity. The net (income) loss attributable to noncontrolling interest is presented separately in the Company's Consolidated Statements of Comprehensive Income. Refer to Note 9 "Investments in affiliates" for further details.
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

(b)	Recently Issued Accounting Standards Not Yet Adopted
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
In August 2014, the FASB issued Accounting Standard Update 2014-15, “Presentation of Financial Statements - Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15). The amendments in this Update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has evaluated the impact of this guidance, it will not have a material impact on the Company's Consolidated Financial Statements.
In February 2015, the FASB issued Accounting Standard Update 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis” (ASU 2015-02). The amendments in this update modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. The amendment also eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The amendment also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

5. Business combinations

(a)	Western World Insurance Group, Inc. acquisition
On October 2, 2014, Validus Specialty, Inc., wholly owned subsidiary of the Company acquired all of the issued and outstanding capital stock of Western World for an aggregate purchase price of $692,305 in cash. The Western World acquisition was undertaken to enhance the Company's access to the specialty U.S. commercial insurance market. Additional factors that added to the value of Western World included its State Licenses, Brand Name, Distribution Network and Technology. These factors resulted in a market value greater than the value of net tangible and intangible assets which resulted in the recognition of goodwill. This goodwill is reflective of the strategic benefits that a U.S. based insurer can provide to the Company.
For reporting purposes, the results of Western World’s operations have been included in the Consolidated Financial Statements as a separate segment from the acquisition date.
The estimates of fair values for tangible and intangible assets acquired and liabilities assumed were determined by management based on various market and income analyses. Significant judgment was required to arrive at these estimates of fair value and changes to assumptions used could have led to materially different results.
The fair value of net assets acquired, including pro forma GAAP adjustments, are summarized as follows:

Total purchase price		$692,305
Assets acquired
Cash and cash equivalents	$48,760
Investments	1,126,185
Receivables	37,848
Other assets	19,418
Tangible assets acquired		1,232,211
Intangible asset - State licenses	$12,325
Intangible asset - Brand name	5,756
Intangible asset - Distribution network	4,651
Intangible asset - Technology	2,323
Intangible assets acquired		$25,055
Liabilities acquired
Net loss reserves and paid losses recoverable	$523,315
Unearned premiums, net of expenses	135,686
Other liabilities	81,464
Liabilities acquired		740,465
Excess purchase price (goodwill)		$175,504
For details on the intangible assets acquired, refer to Note 6: "Goodwill and other intangible assets".
The Company also incurred transaction expenses related to the Western World acquisition. Transaction expenses included legal, financial advisory and audit related services.
Supplemental Pro Forma Information
Operating results of Western World have been included in the Consolidated Financial Statements from the October 2, 2014 acquisition date. The following selected unaudited pro forma financial information has been provided to present a summary of the combined results of the Company and Western World, assuming the transaction had been effected on January 1, 2013.
The unaudited pro forma data is for informational purposes only and does not necessarily represent results that would have occurred if the transaction had taken place on the basis assumed above.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Year ended	Year ended
	December 31, 2014	December 31, 2013
	(unaudited)	(unaudited)
Net premiums earned	$2,216,349	$2,325,407
Net operating income	$481,179	$645,696
Net income	$448,071	$561,832
The following selected audited information has been provided to present a summary of the results of Western World that have been included in the Consolidated Financial Statements for the year ended December 31, 2014.

From Acquisition Date to
December 31, 2014
Net premiums written	$58,807
Total revenue	78,325
Total expenses	(66,882)
Net income	$11,443

(b)	Flagstone Reinsurance Holdings S.A. acquisition
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
6. Goodwill and other intangible assets
Following the acquisition of Western World on October 2, 2014, the Company recorded intangible assets for State Licenses, Brand Name, Distribution Network and Technology (including certain amortization thereon) and goodwill. Brand Name and Distribution Network were estimated to have finite useful economic lives of 10 years on acquisition and are being amortized on a straight line basis over such period. Technology was estimated to have a finite useful economic life of 5 years on acquisition and is being amortized on a straight line basis over such period. Indefinite-lived intangible assets recognized in conjunction with the acquisition consist of State Licenses that provide a legal right to transact insurance business in those jurisdictions indefinitely.
Following the acquisition of Flagstone on November 30, 2012, the Company recorded intangible assets (including certain amortization thereon) and a gain on bargain purchase, net of expenses. Intangible assets of $5,997 were recognized in the Validus Re segment as a result of the Flagstone Acquisition (relating to customer relationships and brand name). As of December 31, 2012, the customer relationships and brand name intangible assets have been fully amortized as they were not expected to significantly contribute to the Company’s future cash flows beyond December 31, 2012.
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
The following table shows an analysis of goodwill by segment:

	Talbot	Western World	Total
Goodwill at December 31, 2012	$20,393	$—	$20,393
Acquired during the year	—	—	—
Goodwill at December 31, 2013	$20,393	$—	$20,393
Acquired during the year	—	175,504	175,504
Goodwill at December 31, 2014	$20,393	$175,504	$195,897

There was no accumulated impairment loss at any of the dates indicated.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The gross carrying value and accumulated amortization of intangible assets by type at December 31, 2014 and 2013 are as follows:

	As of December 31, 2014		As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Trade name and customer relationships	$18,189	$(10,971)	$12,433	$(10,183)
Distribution network	39,831	(26,500)	35,180	(22,866)
Technology	2,323	(116)	—	—
Total	$60,343	$(37,587)	$47,613	$(33,049)

Indefinite-lived intangible assets
Syndicate capacity	$91,843	n/a	$91,843	n/a
State licenses	12,325	n/a	—	n/a
Total	$104,168		$91,843

Amortization expense was $4,538, $4,162, and $10,159 for the years ended December 31, 2014, 2013 and 2012, respectively.
The estimated remaining amortization expense for the finite-lived intangible assets is as follows:

Total
2015	$5,663
2016	5,663
2017	3,579
2018	1,501
2019 and thereafter	6,350
$22,756
As described in Note 3(n) "Goodwill and other intangible assets," the Company performed an assessment and it was determined that it was more likely than not that neither goodwill or the indefinite-lived intangible assets were impaired. The factors assessed in making this determination included the overall insurance industry outlook, business strategy, premium rates, earnings sustainability, market capitalization and the regulatory and political environment.

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
The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2014 were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$759,232	$1,755	$(901)	$760,086
Non-U.S. government and government agency	279,493	1,215	(1,980)	278,728
U.S. states, municipalities and political subdivisions	448,668	1,780	(825)	449,623
Agency residential mortgage-backed securities	520,685	9,697	(1,151)	529,231
Non-agency residential mortgage-backed securities	37,954	369	(516)	37,807
U.S. corporate	1,500,963	3,960	(5,217)	1,499,706
Non-U.S. corporate	564,386	2,765	(3,989)	563,162
Bank loans	457,537	200	(8,733)	449,004
Catastrophe bonds	75,822	768	(926)	75,664
Asset-backed securities	647,422	1,250	(1,190)	647,482
Commercial mortgage-backed securities	242,332	598	(692)	242,238
Total fixed maturities	5,534,494	24,357	(26,120)	5,532,731
Total short-term investments (a)	1,051,222	13	(161)	1,051,074
Other investments
Fund of hedge funds	2,570	125	(920)	1,775
Preferred stock	6,535	—	(201)	6,334
Hedge funds (b)	570,371	60,792	(134,203)	496,960
Private equity investments	48,995	4,987	(611)	53,371
Investment funds	244,506	437	(111)	244,832
Mutual funds	6,199	3,540	—	9,739
Total other investments	879,176	69,881	(136,046)	813,011
Total investments including assets held in trust, catastrophe bonds and noncontrolling interest	$7,464,892	$94,251	$(162,327)	$7,396,816
Assets held in trust on behalf of operating affiliates (a)	$(732,782)	$—	$—	$(732,782)
Catastrophe bonds	$(75,822)	$(768)	$926	$(75,664)
Noncontrolling interest (b)	$(502,830)	$(48,446)	$120,782	$(430,494)
Total investments, excluding assets held in trust, catastrophe bonds and noncontrolling interest	$6,153,458	$45,037	$(40,619)	$6,157,876

(a)
Included in the short-term investments balance are assets held in trust to support AlphaCat's fully collateralized reinsurance transactions. Also, included in the short-term investments balance are investments held by one AlphaCat ILS fund which is consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

(b)
Included in the hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2013 were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$1,368,826	$2,589	$(6,736)	$1,364,679
Non-U.S. government and government agency	454,578	6,511	(2,021)	459,068
U.S. states, municipalities and political subdivisions	42,978	459	(317)	43,120
Agency residential mortgage-backed securities	305,450	8,310	(2,261)	311,499
Non-agency residential mortgage-backed securities	16,530	143	(914)	15,759
U.S. corporate	1,328,960	9,208	(5,684)	1,332,484
Non-U.S. corporate	711,581	5,917	(3,173)	714,325
Bank loans	712,859	5,659	(1,402)	717,116
Catastrophe bonds	72,000	2,551	—	74,551
Asset-backed securities	509,091	1,409	(843)	509,657
Total fixed maturities	5,522,853	42,756	(23,351)	5,542,258
Total short-term investments (a)	787,670	45	(1)	787,714
Other investments
Fund of hedge funds	3,141	83	(921)	2,303
Hedge funds (b)	584,518	71,641	(95,076)	561,083
Private equity investments	12,333	1,410	(258)	13,485
Investment funds	117,307	92	—	117,399
Mutual funds	6,199	3,617	—	9,816
Total other investments	723,498	76,843	(96,255)	704,086
Total investments including assets held in trust, catastrophe bonds and noncontrolling interest	$7,034,021	$119,644	$(119,607)	$7,034,058
Assets held in trust on behalf of operating affiliates (a)	$(651,715)	$—	$—	$(651,715)
Catastrophe bonds	$(53,000)	$(2,544)	$—	$(55,544)
Noncontrolling interest (b)	$(512,121)	$(62,850)	$85,569	$(489,402)
Total investments, excluding assets held in trust, catastrophe bonds and noncontrolling interest	$5,817,185	$54,250	$(34,038)	$5,837,397

(a)
Included in the short-term investments balance are assets held in trust to support AlphaCat's fully collateralized reinsurance transactions. Also, included in the short-term investments balance are investments held by two AlphaCat ILS funds which are consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

(b)
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table sets forth information regarding the investment ratings of the Company’s fixed maturities portfolio as at December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$2,494,239	45.1%	$2,510,781	45.3%
AA	848,226	15.4%	696,998	12.6%
A	1,086,091	19.6%	1,233,716	22.3%
BBB	505,208	9.1%	323,085	5.8%
Total investment-grade fixed maturities	4,933,764	89.2%	4,764,580	86.0%

BB	362,972	6.6%	354,992	6.4%
B	145,240	2.6%	383,639	6.9%
CCC	12,733	0.2%	2,453	—%
CC	3,926	0.1%	2,496	0.1%
C	1,344	—%	235	—%
D/NR	72,752	1.3%	33,863	0.6%
Total non-investment grade fixed maturities	598,967	10.8%	777,678	14.0%
Total fixed maturities	$5,532,731	100.0%	$5,542,258	100.0%
The amortized cost and estimated fair value amounts for fixed maturity securities held at December 31, 2014 and 2013 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$312,843	$313,248	$688,855	$692,768
Due after one year through five years	3,163,225	3,159,200	3,603,459	3,613,847
Due after five years through ten years	497,175	491,870	396,389	395,633
Due after ten years	112,858	111,655	3,079	3,095
	4,086,101	4,075,973	4,691,782	4,705,343
Asset-backed and mortgage-backed securities	1,448,393	1,456,758	831,071	836,915
Total fixed maturities	$5,534,494	$5,532,731	$5,522,853	$5,542,258

(b)	Net investment income
Net investment income was derived from the following sources:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Fixed maturities and short-term investments	$97,248	$99,216	$105,937
Other investments	5,111	—	2,790
Restricted cash and cash and cash equivalents	5,178	4,713	7,259
Securities lending income	11	6	14
Total gross investment income	107,548	103,935	116,000
Investment expenses	(7,472)	(7,863)	(8,064)
Total net investment income	$100,076	$96,072	$107,936
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
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Net realized gains (losses) and change in net unrealized (losses) gains on investments
The following represents an analysis of net realized gains (losses) and the change in net unrealized (losses) gains on investments:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Fixed maturities, short-term and other investments
Gross realized gains (a)	$31,316	$31,402	$38,905
Gross realized (losses)	(8,221)	(28,144)	(20,672)
Net realized gains on investments	23,095	3,258	18,233
Change in net unrealized (losses) gains on investments (a)	(57,973)	(58,481)	17,585
Total net realized and change in net unrealized (losses) gains on investments including assets held in trust, catastrophe bonds and noncontrolling interest	(34,878)	(55,223)	35,818
Assets held in trust on behalf of operating affiliates	—	88	(88)
Catastrophe bonds	2,702	(2,258)	416
Noncontrolling interest (a)	42,258	1,836	17,263
Total net realized and change in net unrealized (losses) gains on investments excluding assets held in trust, catastrophe bonds and noncontrolling interest	$10,082	$(55,557)	$53,409

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
The following tables outline investments pledged as collateral under the Company's credit and other facilities. For further details of the facilities, please refer to Note 19: “Debt and financing arrangements”:

	December 31, 2014
Description	Commitment	Issued and Outstanding	Investments pledged as collateral
$400,000 syndicated unsecured letter of credit facility	$400,000	$—	$—
$525,000 syndicated secured letter of credit facility	525,000	276,455	395,750
$200,000 secured bi-lateral letter of credit facility	200,000	15,649	35,645
Talbot FAL facility	25,000	25,000	31,048
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Re secured letter of credit facility	30,000	30,000	30,078
IPC bi-lateral facility	40,000	15,897	99,437
$375,000 Flagstone bi-lateral facility	375,000	198,389	430,782
	$1,605,000	$561,684	$1,022,740

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
In addition, $3,285,692 of cash and cash equivalents, restricted cash, short-term investments and fixed maturities were pledged during the normal course of business as at December 31, 2014 (2013: $2,991,322). Of those, $3,233,872 were held in trust (2013: $2,982,152). Pledged assets are generally for the benefit of the Company's cedants and policyholders, to support AlphaCat's fully collateralized reinsurance transactions and to facilitate the accreditation of Talbot as an alien insurer/reinsurer by certain regulators.

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
At December 31, 2014, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. government and government agency	$—	$760,086	$—	$760,086
Non-U.S. government and government agency	—	278,728	—	278,728
U.S. states, municipalities and political subdivisions	—	449,623	—	449,623
Agency residential mortgage-backed securities	—	529,231	—	529,231
Non-agency residential mortgage-backed securities	—	37,807	—	37,807
U.S. corporate	—	1,499,706	—	1,499,706
Non-U.S. corporate	—	563,162	—	563,162
Bank loans	—	416,256	32,748	449,004
Catastrophe bonds	—	70,664	5,000	75,664
Asset-backed securities	—	647,482	—	647,482
Commercial mortgage-backed securities	—	242,238	—	242,238
Total fixed maturities	—	5,494,983	37,748	5,532,731
Total short-term investments (a)	942,716	108,358	—	1,051,074
Other investments
Fund of hedge funds	—	—	1,775	1,775
Preferred stock	—	6,334	—	6,334
Hedge funds (b)	—	—	496,960	496,960
Private equity investments	—	—	53,371	53,371
Investment funds	—	140,045	104,787	244,832
Mutual funds	—	9,739	—	9,739
Total other investments	—	156,118	656,893	813,011
Total investments including assets held in trust, catastrophe bonds and noncontrolling interest	$942,716	$5,759,459	$694,641	$7,396,816
Assets held in trust on behalf of operating affiliates (a)	$(732,782)	$—	$—	$(732,782)
Catastrophe bonds	$—	$(70,664)	$(5,000)	$(75,664)
Noncontrolling interest (b)	$—	$—	$(430,494)	$(430,494)
Total investments, excluding assets held in trust, catastrophe bonds and noncontrolling interest	$209,934	$5,688,795	$259,147	$6,157,876

(a)
Included in the short-term investments balance are assets held in trust to support AlphaCat's fully collateralized reinsurance transactions. Also, included in the short-term investments balance are investments held by one AlphaCat ILS fund which is consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

(b)
Included in the hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

At December 31, 2013, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. government and government agency	$—	$1,364,679	$—	$1,364,679
Non-U.S. government and government agency	—	459,068	—	459,068
U.S. states, municipalities and political subdivisions	—	43,120	—	43,120
Agency residential mortgage-backed securities	—	311,499	—	311,499
Non-agency residential mortgage-backed securities	—	15,759	—	15,759
U.S. corporate	—	1,332,484	—	1,332,484
Non-U.S. corporate	—	714,325	—	714,325
Bank loans	—	717,116	—	717,116
Catastrophe bonds	—	74,551	—	74,551
Asset-backed securities	—	509,657	—	509,657
Total fixed maturities	—	5,542,258	—	5,542,258
Total short-term investments (a)	783,151	4,563	—	787,714
Other investments
Fund of hedge funds	—	—	2,303	2,303
Hedge funds (b)	—	—	561,083	561,083
Private equity investments	—	—	13,485	13,485
Investment fund	—	117,399	—	117,399
Mutual funds	—	9,816	—	9,816
Total other investments	—	127,215	576,871	704,086
Total investments including assets held in trust, catastrophe bonds and noncontrolling interest	$783,151	$5,674,036	$576,871	$7,034,058
Assets held in trust on behalf of operating affiliates (a)	$(651,715)	$—	$—	$(651,715)
Catastrophe bonds	$—	$(55,544)	$—	$(55,544)
Noncontrolling interest (b)	$—	$—	$(489,402)	$(489,402)
Total investments, excluding assets held in trust, catastrophe bonds and noncontrolling interest	$131,436	$5,618,492	$87,469	$5,837,397

(a)
Included in the short-term investments balance are assets held in trust to support AlphaCat's fully collateralized reinsurance transactions. Also, included in the short-term investments balance are investments held by two AlphaCat ILS funds which are consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

(b)
Included in the Hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

At December 31, 2014, Level 3 investments excluding assets held in trust on behalf of operating affiliates, catastrophe bonds and noncontrolling interests totaled $259,147 (December 31, 2013: $87,469), representing 4.2% (December 31, 2013: 1.5%) of total investments, excluding assets held in trust on behalf of operating affiliates, catastrophe bonds and noncontrolling interests, measured at fair value on a recurring basis.

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
Preferred stock
The Company's preferred stock portfolio contains preferred term securities typically sold by non public financial services companies, through a collateralized debt obligation product and are classified as Level 2 assets. The fair value of these investments is determined based on quoted market prices in active markets.
Investment funds
Investment funds classified as Level 2 assets includes one pooled investment which is invested in fixed income securities with high credit ratings. The investment fund is only open to Lloyd’s Trust Fund participants. The fair value of units in the investment fund is based on the net asset value of the fund as reported by Lloyd’s Treasury & Investment Management.
Also included within investment funds is the Company's share of a portfolio of Lloyd's overseas deposits, which is also classified as a Level 2 asset. The underlying deposits are managed centrally by Lloyd's and invested according to local regulatory requirements. The composition of the portfolio varies and the deposits are made across the market. The fair value of the deposits is based on the portfolio level reporting that is provided by Lloyd's.
Mutual funds
Mutual funds consist of two investment funds which are invested in various quoted investments. The fair value of units in the mutual funds is based on the net asset value of the fund as reported by the fund manager.

(d)	Level 3 assets measured at fair value
Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. The Company's hedge funds, a fund of hedge funds, private equity investments, certain bank loans, an investment fund and certain catastrophe bonds are the only financial instruments in this category as at December 31, 2014. For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the fund administrators and investment managers to ensure that the hedge fund investments are following fair value principles consistent with U.S. GAAP in determining the net asset value (“NAV”).
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Bank loans
Included in the bank loans portfolio is a collection of loan participations held through an intermediary. These investments are classified as Level 3 assets. A third party pricing service provides monthly valuation reports for each loan and participation using a combination of quotations from loan pricing services, leveraged loan indices or market price quotes obtained directly from the intermediary.
Fund of hedge funds
The fund of hedge funds includes a side pocket. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund's administrator provides a monthly reported NAV with a one month delay in its valuation which was used as a basis for fair value measurement in the Company's December 31, 2014 Consolidated Balance Sheet. The fund manager has provided an estimate of the fund NAV at December 31, 2014 based on the estimated performance provided from the underlying funds. To determine the reasonableness of the estimated NAV, the Company compares the one month delayed fund administrator's NAV to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset.
Hedge funds
The hedge funds were valued at $496,960 at December 31, 2014 (2013: $561,083). The hedge funds consist of investments in five Paulson & Co. managed funds (the "Paulson hedge funds") and one hedge fund assumed in the acquisition of Flagstone Reinsurance Holdings, S.A. (the "Flagstone Acquisition") (the "Flagstone hedge fund").
The Paulson hedge funds' administrator provides monthly reported NAVs with a one month delay in its valuation which was used as a partial basis for fair value measurement in the Company's December 31, 2014 Consolidated Balance Sheet. The fund manager provides an estimate of the NAV as at December 31, 2014 based on estimated performance. The Company adjusts fair value to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the fund manager's estimated NAV and the fund administrator's NAV. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. Historically, the Company's valuation estimates have not materially differed from the subsequent NAVs.
The Flagstone hedge fund's administrator provides quarterly NAVs with a three-month delay in valuation which was used as a basis for fair value measurement in the Company's December 31, 2014 Consolidated Balance Sheet.
As these valuation techniques incorporate both observable and significant unobservable inputs, both the Paulson hedge funds and the Flagstone hedge fund are classified as Level 3 assets. The Paulson hedge funds are subject to quarterly liquidity.
Private equity investments
The private equity funds provide quarterly or semi-annual partnership capital statements with a three month or a six month delay which are used as a basis for valuation in the Company's December 31, 2014 Consolidated Balance Sheet. These private equity investments vary in investment strategies and are not actively traded in any open markets. As this valuation technique can incorporate significant unobservable inputs, the private equity investments are classified as Level 3 assets.
Investment funds
Investment funds classified as Level 3 assets consists of one structured securities fund that invests across asset backed securities, residential mortgage backed securities and commercial mortgage backed securities. The fair value of units in the investment fund is based on the NAV of the fund as reported by the independent fund administrator. The fund's administrator provides a monthly reported NAV with a one-month delay in its valuation which was used as a basis for fair value measurement in the Company's December 31, 2014 Consolidated Balance Sheet. As this valuation technique incorporates both observable and significant unobservable inputs, the investment fund investment is classified as a Level 3 asset.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2014 and 2013:

	Total Fair Market Value
	Year Ended December 31, 2014	Year Ended December 31, 2013
Level 3 investments—Beginning of year	$576,871	$556,234
Additions to level 3 investments due to Western World acquisition	23,620	—
Purchases	175,129	99,037
Sales	(52,351)	(82,000)
Issuances	—	—
Settlements	(1,500)	—
Realized gains	8,216	6,132
Unrealized losses	(42,047)	(2,532)
Transfers into Level 3 during the year	6,703	—
Level 3 investments—End of year	$694,641	$576,871
Catastrophe bonds	(5,000)	—
Noncontrolling interest (a)	(430,494)	(489,402)
Level 3 investments excluding noncontrolling interest	$259,147	$87,469

(a)
Includes Level 3 investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

During the year ended December 31, 2014 there was a transfer of investments from Level 2 into Level 3 of the fair value hierarchy. This transfer was due to a reassessment of the extent of unobservable inputs used in establishing the fair value of certain catastrophe bonds. There were no transfers into or out of Level 3 during the year ended December 31, 2013.

(e)	Financial Instruments Not Carried at Fair Value
U.S. GAAP guidance in relation to the fair value of financial instruments is also applicable to disclosures of financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts and investments in affiliates. The carrying values of cash and cash equivalents (including restricted amounts), accrued investment income, other assets, net payable for investments purchased and accounts payable and accrued expenses approximated their fair values at December 31, 2014, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

9. Investments in affiliates
The following table presents the Company's investments in affiliates as at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Investment affiliate	$63,506	$34,500
Operating affiliates	197,977	106,743
Investments in affiliates	$261,483	$141,243

(a)	Investment affiliate
Aquiline Financial Services Fund II L.P.
On December 20, 2011, the Company entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "Aquiline II General Partner") pursuant to which the Company has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Aquiline II Partnership") representing a total capital commitment of $50,000 (the "Aquiline II Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). The Transferred Interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement of the Fund dated January 9, 2013 (the "Aquiline II Limited Partnership Agreement").
On October 2, 2014, the Company assumed an additional investment in the Aquiline II Partnership as part of the Western World acquisition representing a total capital commitment of $10,000. This interest is governed by the terms of the Aquiline II Limited Partnership Agreement.
The Partnership provides a quarterly capital account statement, with a three month delay in its valuation, which was used as the basis for calculating the Company's share of partnership income for the period.
Aquiline Financial Services Fund III L.P.
On November 7, 2014, the Company, entered into a Subscription Agreement (the "Subscription Agreement") with Aquiline Capital Partners III GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "Aquiline III General Partner") pursuant to which the Company is committing and agreeing to purchase limited partnership or other comparable limited liability equity interests (the "Limited Partnership Interests") in Aquiline Financial Services Fund III L.P., a Cayman Islands exempted limited partnership (the "Aquiline III Partnership"), and/or one or more Alternative Investment Vehicles and Intermediate Entities (together with the Aquiline III Partnership, the "Fund" or the "Entities") with a capital commitment (the "Aquiline III Commitment") in an amount equal to $100,000, as a limited partner in the Aquiline III Partnership. The Limited Partnership Interests are governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of November 7, 2014 (the “Aquiline III Limited Partnership Agreement”).
The Partnership provides a quarterly capital account statement, with a three month delay in its valuation, which was used as the basis for calculating the Company's share of partnership income for the period.
The following table presents a reconciliation of the beginning and ending investments in the Company’s investment affiliate balances for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Investment in affiliate, beginning of year	$34,500	$15,218
Addition due to Western World acquisition	8,127	—
Capital contributions	12,468	14,492
Income from investment affiliate	8,411	4,790
Investment in affiliate, end of year	$63,506	$34,500

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the Company’s investment in the Partnership as at December 31, 2014:

	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline Financial Services Fund II L.P.	$51,001	—%	8.1%	$63,506
The following table presents the Company’s investment in the Partnership as at December 31, 2013:

	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline Financial Services Fund II L.P.	$32,110	—%	6.7%	$34,500

(b)	Operating affiliates
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
AlphaCat Re 2011 is now considered "off-risk" as the risk periods for all reinsurance contracts written have expired. As a result, partial returns of investment have been made to the investors of AlphaCat Re 2011.The Company's portion of the returns made during the years ended December 31, 2014 and 2013 are included in the tables below.
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
AlphaCat Re 2012 is now considered "off-risk" as the risk periods for all reinsurance contracts written have expired. As a result, partial returns of investment have been made to the investors of AlphaCat Re 2012.The Company's portion of the returns made during the years ended December 31, 2014 and 2013 are included in the tables below.
AlphaCat 2013, Ltd.
On December 17, 2012, the Company joined with other investors in capitalizing AlphaCat 2013, Ltd. ("AlphaCat 2013"), an entity formed for the purpose of investing in collateralized reinsurance and retrocession on a worldwide basis. AlphaCat 2013 deployed its capital through transactions entered into by AlphaCat Reinsurance Ltd. ("AlphaCat Re") and the Company's investment in AlphaCat 2013 has been treated as an equity method investment.
AlphaCat 2013 is now considered "off-risk" as the risk periods for all risk-linked instruments have expired. As a result, partial returns of investment have been made to the investors of AlphaCat 2013. The Company's portion of the returns made during the years ended December 31, 2014 and 2013 are included in the tables below.
AlphaCat 2014, Ltd.
On December 20, 2013, the Company joined with other investors in capitalizing AlphaCat 2014, Ltd. ("AlphaCat 2014"), an entity formed for the purpose of investing in collateralized reinsurance and retrocessional contracts for the January 1, 2014 renewal season. AlphaCat 2014 deploys its capital through transactions entered into by AlphaCat Re and the Company's investment in AlphaCat 2014 has been treated as an equity method investment.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

AlphaCat 2015, Ltd.
On December 29, 2014, the Company joined with other investors in capitalizing AlphaCat 2015, Ltd. ("AlphaCat 2015"), an entity formed for the purpose of investing in collateralized reinsurance and retrocessional contracts for the January 1, 2015 renewal season. AlphaCat 2015 deploys its capital through transactions entered into by AlphaCat Re and the Company's investment in AlphaCat 2015 has been treated as an equity method investment.
AlphaCat ILS funds
The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and insurance linked securities ("ILS") contracts. AlphaCat ILS funds primarily deploy their capital through the AlphaCat Master Fund Ltd. (the "AlphaCat Master Fund") and AlphaCat Re. All of the funds are variable interest entities, with one being consolidated by the Company as the primary beneficiary and the remaining funds being accounted for as equity method investments because the Company holds an equity interest of less than 50% and has significant influence. One of these funds had been consolidated by the Company as the primary beneficiary from its formation through to December 31, 2013. However, on January 1, 2014 the fund received $35,000 in additional third party subscriptions, resulting in a reduction of the Company’s equity interest below 50%. Since the Company retained significant influence, this fund was deconsolidated and accounted for as an equity method investment from January 1, 2014. The fair value of the retained interest, based on the fair value of the underlying instruments in AlphaCat Master Fund and AlphaCat Re, amounted to $113,455 as at January 1, 2014. The deconsolidation resulted in a gain of $1,372 which is included in the Consolidated Statements of Comprehensive Income as other insurance related income for the year ended December 31, 2014. The Company's maximum exposure to any of the funds is the amount of capital invested at any given time.
AlphaCat Master Fund Ltd. and AlphaCat Reinsurance Ltd.
The Company utilizes AlphaCat Master Fund and AlphaCat Re for the purpose of investing in capital market products and writing collateralized reinsurance, respectively, on behalf of certain entities within the AlphaCat operating segment. AlphaCat Master Fund and AlphaCat Re are market facing entities which enter into transactions on behalf of AlphaCat 2013, AlphaCat 2014, AlphaCat 2015 and the AlphaCat ILS funds. The Company owns all of the voting equity interest in AlphaCat Master Fund and AlphaCat Re and, as a result, their financial statements are included in the Consolidated Financial Statements of the Company.
BetaCat ILS funds
The BetaCat ILS funds invest exclusively in catastrophe bonds (principal-at-risk variable rate notes and other event-linked securities, being referred to collectively as “Cat Bonds”) focused on property and casualty risk issued under Rule 144A of the Securities Act of 1933, following a passive buy-and-hold investment strategy. One of the funds is a variable interest entity and is consolidated by the Company as the primary beneficiary. The remaining fund is consolidated by the Company as it owns all of the voting equity interest. The Company's maximum exposure to either of the funds is the amount of capital invested at any given time. As at December 31, 2014, no third party subscriptions had been received.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables present a reconciliation of the beginning and ending investment in operating affiliates for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat 2014	AlphaCat 2015	AlphaCat ILS funds	Total
As at December 31, 2013	$9,809	$1,313	$51,744	$21,982	$—	$21,895	$106,743
Purchase of shares	—	—	—	—	25,600	12,000	37,600
Gain on redemption of shares	—	—	—	—	—	(5,077)	(5,077)
Return of investment	(5,825)	(1,516)	(52,762)	—	—	(12,364)	(72,467)
Fair value of retained interest on deconsolidation of AlphaCat ILS fund	—	—	—	—	—	113,455	113,455
Income from operating affiliates	622	938	2,086	6,103	—	7,974	17,723
As at December 31, 2014	$4,606	$735	$1,068	$28,085	$25,600	$137,883	$197,977

	Year Ended December 31, 2013
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS fund	Total
As at December 31, 2012	$62,792	$29,319	$45,000	$—	$20,000	$157,111
Purchase of shares	—	—	—	22,000	—	22,000
Return of investment	(54,914)	(31,743)	—	—	—	(86,657)
Income (loss) from operating affiliates	1,931	3,737	6,744	(18)	1,895	14,289
As at December 31, 2013	$9,809	$1,313	$51,744	$21,982	$21,895	$106,743
The following table presents the Company's investments in AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014, AlphaCat 2015 and the AlphaCat ILS funds in the Consolidated Financial Statements as at December 31, 2014:

	Investment in operating affiliates
	Cost	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$4,606	43.7%	22.3%	$4,606
AlphaCat Re 2012	735	49.0%	37.9%	735
AlphaCat 2013	1,068	40.9%	19.7%	1,068
AlphaCat 2014	22,000	42.3%	19.6%	28,085
AlphaCat 2015	25,600	40.0%	20.0%	25,600
AlphaCat ILS funds	133,091	n/a	(a)	137,883
Total	$187,100			$197,977

(a)	Equity ownership in the funds was 7.9%, 39.7% and 9.1%, respectively as at December 31, 2014.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the Company's investments in AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014 and the AlphaCat ILS fund in the Consolidated Financial Statements as at December 31, 2013:

	Investment in operating affiliates
	Investment at cost	Voting ownership %	Equity ownership %	Share of net asset value
AlphaCat Re 2011	$9,882	43.7%	22.3%	$9,809
AlphaCat Re 2012	654	49.0%	37.9%	1,313
AlphaCat 2013	45,000	40.9%	19.7%	51,744
AlphaCat 2014	22,000	42.3%	19.6%	21,982
AlphaCat ILS fund	20,000	n/a	9.1%	21,895
Total	$97,536			$106,743
The following table presents certain summarized financial information of the AlphaCat entities as at December 31, 2014 and for the year then ended:

	Combined investees summarized financial data
	Total assets	Total liabilities	Total revenue	Net income
AlphaCat Re 2011	$20,469	$7,931	$3	$2,794
AlphaCat Re 2012	$3,098	$1,136	$—	$2,477
AlphaCat 2013	$5,490	$65	$14,221	$10,595
AlphaCat 2014	$193,702	$4,102	$45,333	$31,070
AlphaCat 2015	$142,843	$—	$—	$—
AlphaCat ILS funds (a)	$1,026,222	$175,376	$65,320	$54,421
BetaCat ILS funds	22,010	61	32	(51)

(a)	AlphaCat ILS funds information includes all funds, including those where the Company is not the primary beneficiary.

(c)	Notes payable and (income) attributable to operating affiliates
Notes are issued during the course of a year by AlphaCat Master Fund and AlphaCat Re to AlphaCat 2013, AlphaCat 2014, AlphaCat 2015 and the AlphaCat ILS funds (collectively the "feeder funds") in order to fund the purchase of capital market products and to write collateralized reinsurance on their behalf. The underlying capital market products and collateralized reinsurance typically have at least a twelve month duration; however, they do not have a stated maturity date. Since repayment is dependent on the settlement of the underlying transactions, the notes are subsequently redeemed as the underlying transactions are settled. The Company’s investments in the feeder funds, together with investments made by third parties, are provided as consideration for these notes to AlphaCat Master Fund and AlphaCat Re, which are consolidated in the Company’s Consolidated Financial Statements. The effective economic interest in AlphaCat Master Fund and AlphaCat Re that results from these transactions is represented on the Consolidated Balance Sheet as notes payable to operating affiliates. The subsequent income or loss generated by the relevant capital market products or collateralized reinsurance is transferred to the operating affiliates as (income) loss attributable to operating affiliate investors in the Company’s Consolidated Statements of Comprehensive Income. The notes do not have any principal amount, since the final amount payable is dependent on the income or loss. To the extent that the (income) loss attributable to operating affiliate investors has not been returned to investors, it is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables present a reconciliation of the beginning and ending notes payable to operating affiliates for the year ended December 31, 2014 and 2013:

	Year Ended December 31, 2014
	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at December 31, 2013	$223,809	$—	$215,463	$439,272
Notes payable to operating affiliates recognized on deconsolidation of AlphaCat ILS fund	—	—	178,837	178,837
Issuance of notes payable to operating affiliates	—	157,914	522,113	680,027
Redemption of notes payable to operating affiliates	(223,512)	—	(393,556)	(617,068)
Foreign exchange gains	(297)	(530)	(8,776)	(9,603)
As at December 31, 2014	$—	$157,384	$514,081	$671,465

	Year Ended December 31, 2013
	AlphaCat 2013	AlphaCat ILS funds	Total
As at December 31, 2012	$—	$—	$—
Issuance of notes payable to operating affiliates	223,082	218,044	441,126
Redemption of notes payable to operating affiliates	—	(3,553)	(3,553)
Foreign exchange losses	727	972	1,699
As at December 31, 2013	$223,809	$215,463	$439,272
The portion of notes payable to operating affiliates that were due to the Company, as an investor in the affiliates, and third party investors as at December 31, 2014 amounted to $148,264 and $523,201, respectively (December 31, 2013: $63,654 and $375,618).
The following table presents the (income) attributable to operating affiliate investors for the year ended December 31, 2014, 2013 and 2012:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
AlphaCat 2013	$(14,577)	$(47,329)	$—
AlphaCat 2014	(46,100)	—	—
AlphaCat ILS funds	(48,722)	(21,434)	—
(Income) attributable to operating affiliate investors	$(109,399)	$(68,763)	$—
The portion of income attributable to operating affiliate investors that was due to the Company, as an investor in the affiliates, and third party investors for the year ended December 31, 2014 amounted to $21,756 and $87,643, respectively (2013: $11,437 and $57,326).

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
The following table presents a reconciliation of the beginning and ending balances of redeemable noncontrolling interest and noncontrolling interest for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at December 31, 2013	$86,512	$497,657	$584,169
Issuance of shares	68,200	—	68,200
Income (loss) attributable to noncontrolling interest	3,598	(39,062)	(35,464)
Adjustment to noncontrolling interest as a result of deconsolidation	(78,354)	—	(78,354)
As at December 31, 2014	$79,956	$458,595	$538,551

	Year Ended December 31, 2013
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at December 31, 2012	$—	$434,280	$434,280
Issuance of shares	92,190	58,500	150,690
Income attributable to noncontrolling interest	4,818	4,877	9,695
Redemption of shares	(10,496)	—	(10,496)
As at December 31, 2013	$86,512	$497,657	$584,169

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

11. Derivative instruments
The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures and interest rate exposures. As at December 31, 2014, the Company held foreign currency forward contracts to mitigate the risk of fluctuations in the U.S. dollar against a number of foreign currencies. As at December 31, 2014, the Company held two interest rate swaps to fix the payment of interest on the Company's 2006 and 2007 Junior Subordinated Deferrable Debentures, as well as three interest rate swaps and one cross-currency interest rate swap to fix the payment of interest and mitigate the foreign exchange rate impact on Flagstone's 2006 and 2007 Junior Subordinated Deferrable Debentures.
As at December 31, 2014, the Company held one foreign currency forward contract to mitigate the risk of fluctuations in the U.S. dollar against the Euro that was not designated as a hedging instrument.
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments on the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013:

	As at December 31, 2014			As at December 31, 2013
Derivatives not designated as hedging instruments:	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$26,755	$1,685	$—	$—	$—	$—

(a)
Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses respectively on the Consolidated Balance Sheets. The total impact on earnings during the year ended December 31, 2014, recognized in income within other insurance related income and other income, relating to the foreign currency forward contract that was not designated as a hedging instrument was $1,685.

The following table summarizes information on the classification and amount of the fair value of derivatives designated as hedging instruments on the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013:

	As at December 31, 2014			As at December 31, 2013
Derivatives designated as hedging instruments:	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$189,026	$401	$3,136	$163,576	$1,167	$2,313
Interest rate swap contracts	$552,263	$25	$1,169	$552,263	$—	$911

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses respectively on the Consolidated Balance Sheets.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table provides the total impact on earnings, recognized in income within foreign exchange (losses) gains, relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the years ended December 31, 2014, 2013 and 2012:

	Year Ended
Foreign currency forward contracts	December 31, 2014	December 31, 2013	December 31, 2012
Amount of (loss) gain recognized in income on derivative	$(11,789)	$1,947	$1,017
Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	$11,789	$(1,947)	$(912)
Amount of gain recognized in income on derivative (ineffective portion)	$—	$—	$105

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
The following table provides the total impact on other comprehensive income (loss) and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the years ended December 31, 2014, 2013 and 2012:

	Year Ended
Interest rate swap contracts	December 31, 2014	December 31, 2013	December 31, 2012
Amount of effective portion recognized in other comprehensive income	$13,302	$11,107	$1,588
Amount of effective portion subsequently reclassified to earnings	$(13,074)	$(11,107)	$(1,588)
Amount of ineffective portion excluded from effectiveness testing	$228	$—	$—
The above balances relate to interest payments and have therefore been classified as finance expenses in the Consolidated Statements of Comprehensive Income.

(d)	Balance sheet offsetting
There was no balance sheet offsetting activity as at December 31, 2014 or December 31, 2013.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

12. Premiums receivable
Premiums receivable are composed of premiums in the course of collection, net of commissions and brokerage, and premiums accrued but unbilled, net of commissions and brokerage. It is common practice in the insurance and reinsurance industry for premiums to be paid on an installment basis, therefore significant amounts will be considered unbilled and will not become due until a future date, which is typically no later than expiration of the underlying coverage period. The following is a breakdown of the components of premiums receivable at December 31, 2014 and 2013:

	Premiums in course of collection	Premiums accrued but unbilled	Total
Balance as at December 31, 2013	$73,702	$623,531	$697,233
Change during 2014	11,347	(933)	10,414
Balance as at December 31, 2014	$85,049	$622,598	$707,647

Balance as at December 31, 2012	$214,891	$587,268	$802,159
Change during 2013	(141,189)	36,263	(104,926)
Balance as at December 31, 2013	$73,702	$623,531	$697,233
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years ended December 31, 2014, 2013 and 2012:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Reserve for losses and loss expenses, beginning of year	$3,030,399	$3,517,573	$2,631,143
Losses and loss expenses recoverable	(370,154)	(439,967)	(372,485)
Net reserves for losses and loss expenses, beginning of year	2,660,245	3,077,606	2,258,658
Net reserves acquired (disposed)	525,091	(36,519)	639,641
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	1,024,256	999,380	1,174,415
Prior years (a)	(252,207)	(205,448)	(174,969)
Total incurred losses and loss expenses (a)	772,049	793,932	999,446
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(245,084)	(244,682)	(182,146)
Prior years	(816,823)	(916,796)	(653,874)
Total net paid losses	(1,061,907)	(1,161,478)	(836,020)
Foreign exchange (gain) loss	(38,550)	(13,296)	15,881
Net reserve for losses and loss expenses, end of year	2,856,928	2,660,245	3,077,606
Losses and loss expenses recoverable	377,466	370,154	439,967
Reserve for losses and loss expenses, end of year	$3,234,394	$3,030,399	$3,517,573

(a)
Upon closing the acquisition of Western World, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $4,607 during the year ended December 31, 2014. The remaining fair value adjustment will be amortized in 2015.

Incurred losses and loss expenses comprise:

	Years Ended
	December 31, 2014 (a)	December 31, 2013	December 31, 2012
Gross losses and loss expenses (a)	$833,860	$924,986	$1,192,494
Reinsurance recoverable	(61,811)	(131,054)	(193,048)
Net incurred losses and loss expenses (a)	$772,049	$793,932	$999,446

(a)
Upon closing the acquisition of Western World, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $4,607 during the year ended December 31, 2014. The remaining fair value adjustment will be amortized in 2015.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The December 31, 2014 and 2013 gross reserves balances comprise reserves for reported claims of $1,495,323 and $1,537,881, respectively, and reserves for claims incurred but not reported of $1,739,071 and $1,492,518, respectively. The net favorable development on prior years by segment and line of business is as follows:

	Year Ended December 31, 2014
	Property	Marine	Specialty	Liability	Total
Validus Re	$(76,064)	$(6,830)	$(4,706)	$—	$(87,600)
AlphaCat	(12,201)	—	—	—	(12,201)
Talbot	(53,779)	(31,397)	(55,990)	—	(141,166)
Western World (a)	$1,023	$—	$—	$(12,263)	$(11,240)
Net favorable development (a)	$(141,021)	$(38,227)	$(60,696)	$(12,263)	$(252,207)

(a)
Upon closing the acquisition, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $4,607 during the year ended December 31, 2014. The remaining fair value adjustment will be amortized in 2015.

The Validus Re property lines experienced favorable development primarily due to lower claims emergence on attritional losses and favorable loss development on Hurricane Sandy. The Validus Re marine and specialty lines experienced favorable development primarily due to lower claims emergence on attritional losses. The AlphaCat property lines experienced favorable development primarily due to the release of reserves on one aggregate excess of loss contract. Talbot experienced favorable development across all lines, primarily due to lower than expected claims development on attritional losses. Western World experienced unfavorable development on the property lines and favorable development on the liability lines, primarily due to claims development on attritional losses.

	Year Ended December 31, 2013
	Property	Marine	Specialty	Total (a)
Validus Re	$(81,610)	$26,705	$(4,353)	$(59,258)
Talbot	(45,692)	(46,092)	(54,406)	(146,190)
Net favorable development	$(127,302)	$(19,387)	$(58,759)	$(205,448)

(a)	AlphaCat has not had any development on prior accident years.
The Validus Re property and specialty lines experienced favorable development primarily due to lower claims emergence on attritional losses, although the property lines experienced unfavorable development due to increased estimate of ultimate losses on the New Zealand earthquakes. The Validus Re marine lines experienced unfavorable development primarily due to an increased estimate of ultimate losses on Costa Concordia. Talbot experienced favorable development across all lines, primarily due to lower than expected claims development on attritional losses.

	Year Ended December 31, 2012
	Property	Marine	Specialty	Total (a)
Validus Re	$(45,733)	$(11,298)	$(15,530)	$(72,561)
Talbot	(26,263)	(40,060)	(36,085)	(102,408)
Net favorable development	$(71,996)	$(51,358)	$(51,615)	$(174,969)

(a)	AlphaCat has not had any development on prior accident years.
The Validus Re property and marine lines experienced favorable development primarily due to a reduction in the loss estimates on attritional losses, partially offset by increases in loss estimates on notable loss events. The Validus Re specialty lines experienced favorable development primarily due to lower than expected claims development on attritional losses. Talbot experienced favorable development across all lines, primarily due to lower than expected development on attritional losses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

14. Accounts payable and accrued expenses
The following are the components of accounts payable and accrued expenses:

	Years Ended
	December 31, 2014	December 31, 2013
Accrued interest on debt	$12,224	$10,686
Subscriptions received in advance on AlphaCat ILS funds	15,400	35,000
Accrued income attributable to operating affiliates	109,399	68,763
Trade and compensation payables	181,222	163,738
Total accounts payable and accrued expenses	$318,245	$278,187
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

(a)	Effects of reinsurance on premiums written and earned
The effects of reinsurance on premiums written and earned for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31, 2014
	Validus Re		AlphaCat		Talbot		Western World		Eliminations		Total
	Written	Earned	Written	Earned	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$—	$—	$—	$—	$617,793	$576,136	$65,235	$80,838	$—	$—	$683,028	$656,974
Assumed	1,136,910	1,127,894	135,181	135,884	483,977	508,634	—	—	(75,810)	(83,168)	1,680,258	1,689,244
Ceded	(182,056)	(210,610)	(4,348)	(3,534)	(192,211)	(204,996)	(6,428)	(7,842)	75,810	83,168	(309,233)	(343,814)
Total	$954,854	$917,284	$130,833	$132,350	$909,559	$879,774	$58,807	$72,996	$—	$—	$2,054,053	$2,002,404

	Year Ended December 31, 2013
	Validus Re		AlphaCat		Talbot		Eliminations		Total
	Written	Earned	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$—	$—	$—	$—	$544,722	$519,045	$—	$—	$544,722	$519,045
Assumed	1,242,522	1,360,735	147,009	137,939	547,168	532,069	(80,315)	(78,833)	1,856,384	1,951,910
Ceded	(226,264)	(226,798)	(525)	(525)	(226,111)	(220,420)	80,315	78,833	(372,585)	(368,910)
Total	$1,016,258	$1,133,937	$146,484	$137,414	$865,779	$830,694	$—	$—	$2,028,521	$2,102,045

	Year Ended December 31, 2012
	Validus Re		AlphaCat		Talbot		Eliminations		Total
	Written	Earned	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$1,551	$364	$—	$—	$548,940	$535,508	$—	$—	$550,491	$535,872
Assumed	1,130,408	1,174,681	21,603	17,666	529,696	529,544	(65,758)	(73,934)	1,615,949	1,647,957
Ceded	(144,578)	(151,774)	—	—	(228,686)	(232,773)	65,758	73,934	(307,506)	(310,613)
Total	$987,381	$1,023,271	$21,603	$17,666	$849,950	$832,279	$—	$—	$1,858,934	$1,873,216

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Credit risk
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better as rated by Standard & Poor's or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At December 31, 2014, 98.0% (December 31, 2013: 96.7%) of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses and $231,129 of total IBNR recoverable (December 31, 2013: $196,840)) were fully collateralized or from reinsurers rated A- or better.
Reinsurance recoverables by reinsurer are as follows:

	December 31, 2014		December 31, 2013
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$312,205	75.1%	$340,938	75.7%
Other reinsurers’ balances > $1 million	94,247	22.7%	100,784	22.4%
Other reinsurers’ balances < $1 million	9,092	2.2%	8,512	1.9%
Total	$415,544	100.0%	$450,234	100.0%

	December 31, 2014
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Swiss Re	AA-	$70,848	17.0%
Lloyd's Syndicates	A+	62,318	15.0%
Everest Re	A+	51,425	12.4%
Hannover Re	AA-	40,927	9.8%
Fully Collateralized	NR	23,315	5.6%
Munich Re	AA-	19,384	4.7%
Transatlantic Re	A+	12,418	3.0%
XL Re	A+	11,114	2.7%
Berkshire Hathaway Homestate	AA+	10,372	2.5%
Merrimack Mutual Fire Insurance	A+	10,084	2.4%
Total		$312,205	75.1%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2013
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd's Syndicates	A+	$73,398	16.3%
National Indemnity	AA+	51,037	11.3%
Everest Re	A+	48,113	10.7%
Hannover Re	AA-	41,483	9.2%
Fully Collateralized	NR	36,683	8.1%
Third Point Re	A-	30,428	6.8%
Swiss Re	AA-	20,022	4.5%
Transatlantic Re	A+	14,114	3.1%
XL Re	A+	13,300	3.0%
Munich Re	AA-	12,360	2.7%
Total		$340,938	75.7%
NR: Not rated
At December 31, 2014 and December 31, 2013, the provision for uncollectible reinsurance relating to reinsurance recoverables was $4,755 and $5,794, respectively. To estimate the provision for uncollectible reinsurance, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied, especially in relation to ceded IBNR. The Company then uses default factors to determine the portion of a reinsurer’s balance deemed to be uncollectible. Default factors require considerable judgment and are determined in part using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.
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
The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. On February 5, 2014, the Board of Directors of the Company approved an increase in the Company's common share repurchase authorization to $500,000. This amount was in addition to the $1,774,436 of common shares repurchased by the Company through February 5, 2014 under its previously authorized share repurchase programs.
The Company has repurchased approximately 70,045,504 common shares for an aggregate purchase price of $2,231,301 from the inception of its share repurchase program to December 31, 2014. The Company had $43,135 remaining under its authorized share repurchase program as of December 31, 2014.
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
On November 30, 2012, the Company acquired all of the outstanding shares of Flagstone from a group of institutional and other investors. Pursuant to a merger agreement, the Company acquired all of Flagstone's outstanding common shares in exchange for the Company's common shares and cash. The Company issued 14,202,664 common shares, net of 87,725 shares withheld for income taxes, valued at $34.87 per share as partial consideration for the acquisition. In addition, 1,638,875 common shares recorded in treasury are owned by Validus UPS, Ltd., a wholly-owned subsidiary of the Company. As part of the Flagstone Acquisition, warrants to acquire Flagstone shares were converted into 121,942 warrants to acquire the Company's common shares. In accordance with the merger agreement, these warrants had a $62.02 strike price and expired without being exercised.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2013	154,488,497
Restricted share awards vested, net of shares withheld	615,659
Restricted share units vested, net of shares withheld	10,265
Options exercised	412,656
Direct issuance of common stock	1,380
Performance shares vested, net of shares withheld	25,767
Common shares issued, December 31, 2014	155,554,224
Treasury shares, December 31, 2014	(71,684,379)
Common shares outstanding, December 31, 2014	83,869,845

Common Shares
Common shares issued, December 31, 2012	152,698,191
Restricted share awards vested, net of shares withheld	796,838
Restricted share units vested, net of shares withheld	14,381
Options exercised	351,509
Warrants exercised	591,480
Direct issuance of common stock	1,266
Performance shares vested, net of shares withheld	31,897
Deferred share units vested, net of shares withheld	2,935
Common shares issued, December 31, 2013	154,488,497
Treasury shares, December 31, 2013	(58,444,185)
Common shares outstanding, December 31, 2013	96,044,312

Common Shares
Common shares issued, December 31, 2011	134,503,065
Restricted share awards vested, net of shares withheld	1,572,634
Restricted share units vested, net of shares withheld	15,173
Options exercised	439,065
Warrants exercised	326,715
Direct issuance of common stock	15,841,539
Common shares issued, December 31, 2012	152,698,191
Treasury shares, December 31, 2012	(44,776,932)
Common shares outstanding, December 31, 2012	107,921,259

(b)	Warrants
The Company had total outstanding warrants as at December 31, 2014 of 5,174,114 (2013: 5,296,056), with each warrant providing the holder with the option to purchase a common share. No further warrants are anticipated to be issued.
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
During the year ended December 31, 2014, no warrants were exercised, while 121,942 warrants related to the Flagstone Acquisition expired without being exercised. During the year ended December 31, 2013, 1,114,416 warrants were exercised which resulted in the issuance of 591,480 common shares. Holders of the outstanding warrants are entitled to exercise the warrant in whole or in part at any time until the expiration date.

(c)	Deferred share units
Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director retainer fees in deferred share units rather than cash. The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units. There were no outstanding deferred share units at December 31, 2014 (2013: nil).
As of February 16, 2013, John Hendrickson became an employee director. As a result, his 5,039 deferred share units vested and 2,935 common shares were issued to him, net of shares withheld for taxes.

(d)	Dividends
The Company announced four quarterly cash dividends of $0.30 per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, during the year ended December 31, 2014 (2013: $0.30). These dividends were paid on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014 to holders of record on March 14, 2014, June 13, 2014, September 15, 2014 and December 15, 2014, respectively.
17. Retirement and pension plans

(a)	Defined benefit plans
Senior executives and retired selected key employees of Western World participate in non-qualified, unfunded, defined benefit plans. Benefits for these plans are based on final average earnings, social security benefits earned at retirement date and years of service.
The assumptions used to determine net periodic pension expense for the year ended December 31, 2014 are as follows:

Year Ended December 31, 2014
Discount rate	3.00%
Increase in compensation levels rate	5.00%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The assumptions used to determine benefit obligations as at December 31, 2014 are as follows:

As at December 31, 2014
Discount rate	2.75%
Increase in compensation levels rate	5.00%
The following tables present a reconciliation of the beginning and ending funded status and the net amounts recognized for the defined benefit plans for the year ended December 31, 2014:

Year Ended December 31, 2014 (a)
Change in benefit obligation:
Projected benefit obligation as at October 2, 2014	$20,885
Service cost	295
Interest cost	145
Actuarial losses	1
Benefit payments	(24)
Settlements	(4,809)
Projected benefit obligation as at December 31, 2014	$16,493

Change in plan assets:
Fair value of plan assets as at October 2, 2014	$—
Employer contributions	6,495
Benefit payments	(24)
Settlements	(6,471)
Fair value of plan assets as at December 31, 2014	—
Funded status as at December 31, 2014	$(16,493)

Current liabilities	$(559)
Noncurrent liabilities	(15,934)
Net amount recognized	$(16,493)

Amounts recognized in accumulated other comprehensive (loss) income consist of:
Net loss	$4,505
Prior service credit	(4)
Net amount recognized	$4,501

As at December 31, 2014
Projected benefit obligation	$16,493
Accumulated benefit obligation	$11,971
Fair value of plan assets	$—

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The components of net periodic pension expense for the year ended December 31, 2014 are as follows:

Year Ended December 31, 2014
Service cost	$295
Interest cost	145
Amortization of prior service cost	(1)
Amortization of net loss	79
Net periodic benefit cost	518
Settlement loss	1,322
Net periodic pension expense	$1,840
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income are as follows for the year ended December 31, 2014:

Year Ended December 31, 2014
Net loss	$1,961
Amortization of loss	(317)
Amortization of prior service cost	2
Settlement loss	(1,322)
Total recognized in other comprehensive (loss) income	$324
Total recognized in net pension expense and other comprehensive (loss) income (before tax effects)	$2,164
The estimated amount of net loss and prior service cost expected to be amortized from accumulated other comprehensive (loss) income into net periodic pension expense over the next fiscal year is $2.
The employer benefit payments/settlements for the year ended December 31, 2014 were $4,834. As at December 31, 2014, the projected benefits are as follows:

2015	$559
2016	93
2017	6,921
2018	85
2019	2,160
2020-2024	5,228
Total benefit payments required	$15,046

(b)	Other pension plans
The Company provides pension benefits to eligible employees through various plans which are managed externally and sponsored by the Company. The Company’s contributions are expensed as incurred. The Company’s expenses for its defined contribution retirement plans for the years ended December 31, 2014, 2013 and 2012 were $10,606, $7,621 and $9,233, respectively.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

18. Stock plans

(a)	Long Term Incentive Plan and Short Term Incentive Plan
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Program (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 903,292 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

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
Share compensation expenses in respect of options of $nil were recorded for the year ended December 31, 2014 (2013: $nil, 2012: $142). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
A modification event was triggered as a result of a $2.00 per share special dividend declared and paid in 2013 (the "Special Dividend"). In accordance with the terms of the LTIP under which the options were issued, an adjustment was required to protect the holders of such stock options from changes in the value of the stock options following the declaration of the 2013 Special Dividend. The modification of the options included a decrease in the exercise price of each stock option and an increase in the number of shares underlying each stock option. The fair value of the options before and after the modification was unchanged.
Activity with respect to options for the year ended December 31, 2014 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price	Total Intrinsic Value (a)	Company Proceeds Received
Options outstanding and exercisable, December 31, 2013	1,572,713	$6.66	$18.88
Options exercised	(412,656)	5.36	22.07	$7,459	$9,107
Options outstanding and exercisable, December 31, 2014	1,160,057	$7.12	$17.74
Activity with respect to options for the year ended December 31, 2013 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price	Total Intrinsic Value (a)	Company Proceeds Received
Options outstanding and exercisable, December 31, 2012	1,823,947	$6.52	$20.69
Options regranted (modified)	1,833,414	6.76	19.02
Options exercised	(351,509)	5.94	22.91	$4,963	$8,052
Options cancelled (modified)	(1,733,139)	6.76	20.12
Options outstanding and exercisable, December 31, 2013	1,572,713	$6.66	$18.88

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to options for the year ended December 31, 2012 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price	Total Intrinsic Value (a)	Company Proceeds Received
Options outstanding and exercisable, December 31, 2011	2,263,012	$6.69	$20.12
Options exercised	(439,065)	7.44	17.73	$6,574	$7,785
Options outstanding and exercisable, December 31, 2012	1,823,947	$6.52	$20.69

(a)
The total intrinsic value in the tables above represent the amount by which the market price of the Company's common stock is greater than the option strike price multiplied by the number of options exercised during the year.

There were no unamortized share compensation expenses in respect of options since December 31, 2012. The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2014 was $27,573.

ii.	Restricted share awards
Restricted shares granted under the LTIP and STIP vest either pro rata or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $31,335 were recorded for the year ended December 31, 2014 (2013: $27,750; 2012: $25,145). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share awards for the year ended December 31, 2014 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2013	2,684,745	$33.74
Restricted share awards granted	1,051,348	37.81
Restricted share awards vested	(797,446)	31.44
Restricted share awards forfeited	(79,936)	36.09
Restricted share awards outstanding, December 31, 2014	2,858,711	$35.81
Activity with respect to unvested restricted share awards for the year ended December 31, 2013 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2012	2,170,547	$29.24
Restricted share awards granted	1,594,672	36.07
Restricted share awards vested	(969,562)	28.12
Restricted share awards forfeited	(110,912)	28.34
Restricted share awards outstanding, December 31, 2013	2,684,745	$33.74

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
At December 31, 2014, there were $74,670 (2013: $69,219; 2012: $43,952) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.7 years (2013: 3.2 years; 2012: 2.6 years).

iii.	Restricted share units
Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $876 were recorded for the year ended December 31, 2014 (2013: $585; 2012: $499). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share units for the year ended December 31, 2014 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2013	66,518	$33.74
Restricted share units granted	53,025	38.10
Restricted share units vested	(18,325)	30.71
Restricted share units issued in lieu of cash dividends	2,266	35.00
Restricted share units outstanding, December 31, 2014	103,484	$36.54
Activity with respect to unvested restricted share units for the year ended December 31, 2013 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2012	47,238	$29.61
Restricted share units granted	36,635	36.11
Restricted share units vested	(21,814)	28.17
Restricted share units issued in lieu of cash dividends	4,459	30.70
Restricted share units outstanding, December 31, 2013	66,518	$33.74

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
At December 31, 2014, there were $2,774 (2013: $1,678; 2012: $978) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 3.1 years (2013: 3.4 years; 2012: 2.6 years).

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
Share compensation expenses of $862 were recorded for the year ended December 31, 2014 (2013: ($705); 2012: $923). The share compensation expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period. The negative expense is due to a reversal of expenses on unvested performance share awards based on a review of current and projected performance criteria.
Activity with respect to unvested performance share awards for the year ended December 31, 2014 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2013	101,820	$33.56
Performance share awards granted	52,639	37.33
Performance share awards vested	(32,746)	32.62
Performance share awards conversion adjustment	(15,344)	31.38
Performance share awards outstanding, December 31, 2014	106,369	$36.03

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
At December 31, 2014, there were $2,232 (2013: $1,642; 2012: $3,328) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 2.1 years (2013: 2.0 years; 2012: 1.7 years).

(b)	Total share compensation expenses
The breakdown of share compensation expenses by award type was as follows:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Options	$—	$—	$142
Restricted share awards	31,335	27,750	25,145
Restricted share units	876	585	499
Performance share awards	862	(705)	923
Total	$33,073	$27,630	$26,709
In addition, the Company recorded $1,610 of associated tax benefits for the year ended December 31, 2014 (2013: $1,423; 2012: $1,380). The Company also recognized $3,513 of net windfall taxes at December 31, 2014 for share vestings and option exercises from inception to date.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

19. Debt and financing arrangements

(a)	Financing structure
The financing structure at December 31, 2014 was:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	135,727	135,727	135,727
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	599,477	539,277	539,277
2010 Senior Notes due 2040	250,000	250,000	247,306
Total debentures and senior notes payable	849,477	789,277	786,583
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	276,455	—
$200,000 secured bi-lateral letter of credit facility	200,000	15,649	—
Talbot FAL facility	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Re secured letter of credit facility	30,000	30,000	—
IPC bi-lateral facility	40,000	15,897	—
$375,000 Flagstone bi-lateral facility	375,000	198,389	—
Total credit and other facilities	1,605,000	561,684	—
Total debt and financing arrangements	$2,454,477	$1,350,961	$786,583

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

Description	Issuance date	Commitment	Maturity date	Fixed/Spread		Interest payments due
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	9.069%	(a)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$135,727	September 15, 2036	3.540%	(b)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	8.480%	(a)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	3.000%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	3.100%	(b)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(a)	Semi-annually in arrears

(a)	Fixed interest rate.

(b)	Variable interest rate is the three-month LIBOR, reset quarterly, plus spread as noted in the table.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table summarizes the key terms of the Company's senior notes and junior subordinated deferrable debentures as at December 31, 2014:

Description	Issuance date	Commitment	Maturity date	Fixed/Spread		Interest payments due
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	5.831%	(b)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$135,727	September 15, 2036	6.463%	(b)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	5.180%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	5.900%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	5.983%	(b)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(a)	Semi-annually in arrears

(a)	Fixed interest rate.

(b)	Interest rate has been fixed as a result of interest rate swap contracts entered into by the Company.
Senior Notes
The Senior Notes due 2040 (the “2010 Senior Notes”) were part of a registered public offering. The 2010 Senior Notes mature on January 26, 2040.  The Company may redeem the notes, in whole at any time, or in part from time to time, at the Company's option on not less than 30 nor more than 60 days’ notice, at a make-whole redemption price as described in “Description of the Notes - Optional Redemption” in the 2010 Senior Notes prospectus supplement.  In addition, the Company may redeem the notes, in whole, but not in part, at any time upon the occurrence of certain tax events as described in “Description of the Notes - Redemption for Tax Purposes” in the prospectus supplement.
Debt issuance costs were deferred as an asset and are amortized over the life of the 2010 Senior Notes. There were no redemptions made during the years ended December 31, 2014 and 2013.
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
Debt issuance costs for the 2006 and 2007 Junior Subordinated Deferrable Debentures were deferred as an asset and were amortized to income over the five year optional redemption periods. They are redeemable at the Company's option at par. There were no redemptions made during the years ended December 31, 2014 and 2013.
As part of the acquisition of Flagstone, the Company assumed junior subordinated deferrable debentures due 2036 and 2037 (respectively, the “Flagstone 2006 Junior Subordinated Deferrable Debentures” and “Flagstone 2007 Junior Subordinated Deferrable Debentures”). These debentures are redeemable quarterly at par. There were no redemptions made during the years ended December 31, 2014 and 2013.
Future payments of principal of $539,277 on the debentures discussed above are all expected to be after 2019.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Credit facilities

i.	$400,000 syndicated unsecured letter of credit facility and $525,000 syndicated secured letter of credit facility
On March 9, 2012, the Company entered into a $400,000 four-year unsecured credit facility with various counter parties as co-documentation agents and the lenders party thereto, which provides for letter of credit and revolving credit availability for the Company (the “Four Year Unsecured Facility”) (the full $400,000 of which is available for letters of credit and/or revolving loans). The Four Year Unsecured Facility was provided by a syndicate of commercial banks. Letters of credit under the Four Year Unsecured Facility are available to support obligations in connection with the insurance business of the Company and its subsidiaries. Loans under the Four Year Unsecured Facility are available for the general corporate and working capital purposes of the Company. The Company may request that existing lenders under the Four Year Unsecured Facility or prospective additional lenders agree to make available additional commitments from time to time so long as the aggregate commitments under the Four Year Unsecured Facility do not exceed $500,000.
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
As of December 31, 2014, there were $276,455 in outstanding letters of credit under the Four Year Secured Facility (December 31, 2013: $358,567) and $nil (2013: $nil) outstanding under the Four Year Unsecured Facility.
The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending March 31, 2012, to be increased quarterly by an amount equal to 50.0% of the Company’s consolidated net income (if positive) for such quarter plus 50.0% of the aggregate increases in the consolidated shareholders’ equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Reinsurance, Ltd. and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair).  In addition, the Credit Facilities contain customary negative covenants applicable to the Company, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type. As of December 31, 2014, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.

ii.	$25,000 Talbot FAL facility
On November 19, 2013, Validus Holdings, Ltd. (“Validus Holdings”), as Guarantor, and its wholly-owned subsidiary, Talbot Holdings Ltd. (“Talbot Holdings”), as Borrower, entered into an Amendment and Restatement Agreement relating to its $25,000 Funds-at-Lloyd’s Standby Letter of Credit Facility (the “Facility”) which amends the Facility to support underwriting capacity provided to Talbot 2002 Underwriting Ltd through Syndicate 1183 at Lloyd’s of London for the 2014, 2015 and prior underwriting years of account (the “Restated Facility”). The Restated Facility was provided and arranged by Lloyds Bank plc and INGBank N.V., London Branch. The Restated Facility provides for the issuance of up to $25,000 (denominated in US Dollars or Pound Sterling) of secured letters of credit to be issued for the benefit of Lloyd’s of London. The existing $25,000 secured letter of credit will be extended to provide for an extended termination date covering the 2014, 2015 and prior underwriting years of account under the Restated Facility.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Restated Facility contains affirmative covenants that include, among other things, (i) the requirement that Validus Holdings and its subsidiaries initially maintain a minimum level of consolidated net worth of at least $3,225,727, and commencing with the fiscal quarter ending September 30, 2013, to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of the aggregate increases in our consolidated shareholder’s equity interests by reason of issuance and sale of Validus Holdings’ common equity interests including upon any conversion of Validus Holdings’ debt securities into equity interests during such quarter and (ii) the requirement that Validus Holdings and its subsidiaries maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00. The Restated Facility defines net worth to include preferred and preference securities and “hybrid” securities (which includes Validus Holdings’ and its Flagstone subsidiaries’ Junior Subordinated Deferrable Debentures). The Restated Facility also requires that Talbot Holdings maintain at least $300,000 of its own Funds at Lloyd’s, and to obtain a letter of comfort from Lloyd’s of London confirming that Lloyd’s of London will take into account a requested order of drawdown to drawdown Talbot Holdings’ own Funds at Lloyd’s ahead of letters of credit issued under the Facility.
The Restated Facility also contains restrictions on Validus Holdings’ ability to pay dividends and other payments in respect of equity interests at any time that it is otherwise in default under the Facility (with certain exceptions for dividends in respect of preferred securities and hybrid securities, which are only limited during the continuance of certain specified defaults), incur debt at its subsidiaries level, transact with affiliates, incur liens, sell assets and merge or consolidate with others and other restrictions customary for transactions of this type, in each case subject to agreed exceptions.
Secured letter of credit availability under the Restated Facility is subject to a borrowing base limitation comprised of (a) the aggregate amount of cash and eligible securities owned by Validus Reinsurance, Ltd. and placed in a collateral account subject to a customary account control agreement in favor of the lenders and agents under the Restated Facility multiplied by (b) an agreed upon advance rate applicable for each category of cash and eligible securities. Obligations in respect of secured letters of credit under the Restated Facility are secured by a first-priority security interest on the cash and eligible securities comprising the borrowing base in favor of the trustee under the Restated Facility.
The Restated Facility contains representations and warranties customary for facilities of this type. The Restated Facility also contains customary events of default including without limitation, with agreed grace periods and thresholds, failure to make payments due under the Restated Facility, material inaccuracy of representations and warranties, breach of covenants, cross defaults to material indebtedness, bankruptcy defaults, judgments defaults, and failure to maintain certain material insurance licenses.
As of December 31, 2014, the Company had $25,000 (December 31, 2013: $25,000) in outstanding letters of credit under the Talbot FAL facility.
As of December 31, 2014, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL facility.

iii.	$40,000 IPC bi-lateral facility
The Company assumed an existing evergreen letter of credit facility through the acquisition of IPC Holdings, Ltd. (the “IPC bi-lateral facility”). As of December 31, 2014, there were $15,897 outstanding letters of credit issued under the IPC bi-lateral facility (December 31, 2013: $20,177). As of December 31, 2014, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC bi-lateral facility.

iv.	$200,000 secured bi-lateral letter of credit facility
The Company is party to an evergreen secured bi-lateral letter of credit facility with Citibank Europe plc (the “Secured bi-lateral letter of credit facility”). As of December 31, 2014, $15,649 (December 31, 2013: $16,726) of letters of credit were outstanding under the Secured bi-lateral letter of credit facility. The Secured bi-lateral letter of credit facility has no fixed termination date and as of December 31, 2014, and throughout the reporting periods presented, the Company is in compliance with all terms and covenants thereof.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

v.	$10,000 PaCRe senior secured letter of credit facility
On May 11, 2012, PaCRe and its subsidiary, PaCRe Investments, Ltd. entered into a secured evergreen credit and letter of credit facility with JPMorgan Chase Bank, N.A. This facility provides for revolving borrowings by PaCRe and for letters of credit issued by PaCRe to be used to support its reinsurance obligations in aggregate amount of $10,000. As of December 31, 2014, $294 (December 31, 2013: $294) of letters of credit were outstanding under this facility. As of December 31, 2014, and throughout the reporting periods presented, PaCRe was in compliance with all covenants and restrictions thereof.

vi.	$30,000 AlphaCat Re secured letter of credit facility
In 2013, AlphaCat Re entered into a secured evergreen letter of credit facility with Comerica Bank. This facility provided for letters of credit issued by AlphaCat Re to be used to support its reinsurance obligations in the aggregate amount of $24,800. During the period ended March 31, 2014 the size of the facility was increased to $30,000 from $24,800. As of December 31, 2014, $30,000 (December 31, 2013: $24,800) of letters of credit were outstanding under this facility. As of December 31, 2014, and throughout the reporting periods presented, AlphaCat Re was in compliance with all covenants and restrictions thereof.

vii.	$375,000 Flagstone bi-lateral facility
As part of the Flagstone Acquisition, the Company assumed an evergreen Letters of Credit Master Agreement between Citibank Europe Plc and Flagstone Reassurance Suisse, S.A. (the “Flagstone Bi-Lateral Facility”). At December 31, 2014, the Flagstone Bi-Lateral Facility had $198,389 (December 31, 2013: $305,686) letters of credit issued and outstanding. As of December 31, 2014, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Flagstone Bi-Lateral Facility.

(d)	Finance expenses
Finance expenses consist of interest on the junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, credit facilities fees, bank charges, AlphaCat financing fees and Talbot FAL costs as follows:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
2006 Junior Subordinated Deferrable Debentures	$8,868	$8,868	$6,964
2007 Junior Subordinated Deferrable Debentures	7,341	7,341	8,922
Flagstone 2006 Junior Subordinated Deferrable Debentures	9,001	8,259	459
Flagstone 2007 Junior Subordinated Deferrable Debentures	7,129	6,222	327
2010 Senior Notes due 2040	22,388	22,388	22,388
Credit facilities	5,516	6,544	11,999
Bank charges	427	507	269
AlphaCat ILS funds fees (a)	3,530	3,866	2,432
Talbot FAL Facility	(346)	182	97
Total finance expenses	$63,854	$64,177	$53,857

(a)	Includes finance expenses incurred by AlphaCat Managers, Ltd. in relation to fund raising for the AlphaCat ILS funds, AlphaCat 2015, AlphaCat 2014 and AlphaCat 2013.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

20. Income taxes
The Company provides for income taxes based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. The Company is registered in Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company is not taxed on any Bermuda income or capital gains and has received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains taxes being imposed, the Company will be exempt from such taxes until March 31, 2035.
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
The Company’s income (loss) before income tax for the years ended December 31, 2014, 2013 and 2012 was generated in the following jurisdictions:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Income before tax—Bermuda	$496,840	$601,583	$369,675
Income before tax—United Kingdom	10,824	4,668	10,277
(Loss) income before tax—United States	(11,752)	(464)	3,075
Income (loss) before tax—Switzerland	9,941	(225)	(3,381)
Income before tax—Canada	2,773	57	391
Income (loss) before tax—Other	29,076	(8,401)	2,502
Income before tax—Total	$537,702	$597,218	$382,539
Income tax expense (benefit) is comprised of current and deferred tax. Income tax expense (benefit) is as follows:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Current income tax expense (benefit)
U.S.	$21,257	$—	$(54)
Non-U.S.	26,179	1,781	1,382
Total current income tax expense	$47,436	$1,781	$1,328

Deferred income tax (benefit) expense
U.S.	$(24,998)	$880	$134
Non-U.S.	(22,283)	(2,278)	1,039
Total deferred income tax (benefit) expense	$(47,281)	$(1,398)	$1,173

Total income tax expense (benefit)
U.S.	$(3,741)	$880	$80
Non-U.S.	3,896	(497)	2,421
Total income tax expense	$155	$383	$2,501

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The table below is a reconciliation of the actual income tax expense for the years ended December 31, 2014, 2013 and 2012 to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before taxes:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Expected tax expense at Bermuda statutory rate of 0%	$—	$—	$—
Foreign tax rate differential	7,993	(2,399)	4,882
Change in valuation allowance	(7,284)	4,967	—
Tax exempt income and expenses not deductible	(6,055)	(263)	—
Share compensation tax windfall	3,513	—	—
Impact of enacted changes in tax rates	250	(407)	(1,611)
Prior years tax adjustments	666	(461)	(770)
Other	1,072	(1,054)	—
Actual income tax expense	$155	$383	$2,501
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows:

	Years Ended
	December 31, 2014	December 31, 2013
Deferred tax asset
Tax losses carried forward	$158,789	$185,955
Deferred compensation	5,527	6,119
Tax credits carried forward	4,016	—
Discounting of loss reserves	13,721	—
Risk premium reserve	3,842	—
Unearned premiums reserve	8,505	—
Pension	5,864	—
Other	6,023	128
Deferred tax asset, gross of valuation allowance	206,287	192,202
Valuation allowance	158,099	177,656
Net deferred tax asset	$48,188	$14,546

Deferred tax liability
Lloyd's underwriting profit taxable in future periods	$636	$28,945
Deferred acquisition costs	3,348	—
Intangibles	8,638	—
Unrealized appreciation on investments	9,101	—
Properties and fixed assets	4,993	3,179
Other	3,192	1,508
Deferred tax liability	29,908	33,632
Net deferred tax asset (liability)	$18,280	$(19,086)
The Company has undistributed earnings in several foreign subsidiaries. If such earnings were to be distributed, as dividends or otherwise, they may be subject to income and withholding taxes. As a general rule, the Company will try to only distribute earnings that can be distributed in a tax free manner and indefinitely reinvest any other earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable due to different possible methods for repatriating earnings.
As of December 31, 2014, the Company had net operating and capital loss carry forwards inclusive of cumulative currency translation adjustments as follows:

Tax Jurisdiction	Losses carried forward	Tax effect	Expiration
United Kingdom	547	118	None
United States	6,634	2,322	2029 - 2033
Switzerland	267,420	56,426	2018 - 2020
Luxembourg	340,245	99,352	None
Singapore	5,723	572	None

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The valuation allowance as at December 31, 2014 of $158,099 (2013: $177,656), relates to tax loss carry forwards of subsidiaries in Switzerland, Luxembourg, and the United States. The Company believes it is necessary to establish a full valuation allowance against the tax assets primarily related to losses of its Swiss and Luxembourg operations due to uncertainty regarding the ability of these operations to generate sufficient future taxable income to utilize the loss carryforwards and realize the deferred tax assets. There was no change in the position taken during the years ended December 31, 2014, 2013 or 2012.
At December 31, 2014 and 2013, the Company has no accrued liabilities for tax, interest and penalties relating to uncertain tax positions.
The Company has open examinations by the U.K. HM Revenue and Customs for the tax year 2012 and by the New York State Department of Taxation and Finance for tax years 2011 to 2013. The Company believes that these examinations will be concluded within the next 36 months. The Company has open tax years that are potentially subject to examinations by local tax authorities, in the following major tax jurisdictions: the United Kingdom, 2013 and 2014; the United States, 2011 to 2014; Switzerland, 2010 to 2014; and Canada, 2010 to 2014.
21. Accumulated other comprehensive (loss)
The changes in accumulated other comprehensive loss, by component for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Foreign currency items	Decrease in minimum pension liability	Gains and losses on cash flow hedge	Total
Balance, net of tax December 31, 2011	$(6,601)	$—	$—	$(6,601)
Net current period other comprehensive income, net of tax	3,648	—	—	3,648
Balance, net of tax December 31, 2012	$(2,953)	$—	$—	$(2,953)
Amounts reclassified to retained earnings	4,290	—	—	4,290
Net current period other comprehensive loss, net of tax	(1,954)	—	—	(1,954)
Balance, net of tax December 31, 2013	$(617)	$—	$—	$(617)
Net current period other comprehensive loss, net of tax	(7,501)	(210)	(228)	(7,939)
Balance, net of tax December 31, 2014	$(8,118)	$(210)	$(228)	$(8,556)
22. Commitments and contingencies

(a)	Concentrations of credit risk
The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain a minimum weighted-average portfolio credit rating of A+. In addition, the portfolio limits the amount of “risk assets,” such as non-investment grade debt and equity securities, to a maximum of 35% of shareholders’ equity. The Company also limits its exposure to any single issuer to 3.5% of its investment portfolio or less, excluding government and agency securities, depending on the credit rating of the issuer. With the exception of the Company's bank loan portfolio, which represents 6.1% of the Company's total investments as at December 31, 2014, and certain capital securities issued by investment grade corporations, the minimum credit rating of any security purchased is Baa3/BBB-. In total, investments in below investment grade securities are limited to no more than 10% of the Company's investment portfolio. Excluding bank loans, 2.8% of the portfolio had a split rating below Baa3/BBB- as at December 31, 2014. The Company did not have an aggregate exposure to any single issuer of more than 1.0% of its investment portfolio, other than with respect to government and agency securities as at December 31, 2014.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table shows the percentage of gross premiums written by broker for the years ended December 31, 2014, 2013 and 2012:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Marsh & McLennan	28.5%	21.8%	30.1%
Aon Benfield Group Ltd.	20.1%	27.7%	24.2%
Willis Group Holdings Ltd.	18.0%	19.4%	16.4%

(b)	Employment agreements
The Company has entered into employment agreements with certain individuals that provide for executive benefits and severance payments under certain circumstances.

(c)	Operating leases
The Company leases office space and office equipment under operating leases. Total rent expense with respect to these operating leases for the year ended December 31, 2014 was approximately $10,540 (2013: $10,214, 2012: $7,670). Future minimum lease commitments are as follows:

2015	$11,094
2016	8,616
2017	7,514
2018	7,350
2019	7,130
2020 and thereafter	23,784
$65,488

(d)	Funds at Lloyd’s
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
The amounts of cash, investments and letters of credit provided for each year of account as follows:

	2015 Underwriting Year	2014 Underwriting Year	2013 Underwriting Year
Talbot FAL facility	$25,000	$25,000	$25,000
Group funds	570,100	450,000	403,700
Total	$595,100	$475,000	$428,700
The amounts which are provided as FAL are not available for distribution to the Company for the payment of dividends. Talbot’s corporate member may also be required to maintain funds under the control of Lloyd’s in excess of its capital requirement and such funds also may not be available for distribution to the Company for the payment of dividends. See Note 7 (d) for investments pledged as collateral.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

(e)	Lloyd’s Central Fund
Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2015 estimated premium income at Lloyd’s of £625,000, the December 31, 2014 exchange rate of £1 equals $1.5578 and assuming the maximum 3% assessment, the maximum the Company could be assessed as a levy would be approximately $29,209.

(f)	Investment in affiliate commitments
As discussed in Note 9 "Investments in affiliates," on December 20, 2011 the Company entered into an Assignment and Assumption Agreement with Aquiline Capital Partners LLC, pursuant to which it assumed total capital commitments of $50,000. This interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of January 9, 2013. The Company’s remaining commitment at December 31, 2014 was $7,500 (December 31, 2013: $17,890).
On October 2, 2014, the Company assumed an additional investment in Aquiline Capital Partners II GP (Offshore) Ltd. as part of the Western World acquisition representing a total capital commitment of $10,000. This interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of January 9, 2013. The Company's remaining capital commitment at December 31, 2014 was $1,499.
On November 7, 2014 the Company entered into a Subscription Agreement with Aquiline Capital Partners III GP (Offshore) Ltd., pursuant to which it assumed total capital commitments of $100,000 in respect of Limited Partnership Interests in Aquiline Financial Services Fund III L.P. (the "Fund"). The Limited Partnership Interests are governed by the terms of the Aquiline III Limited Partnership Agreement dated November 7, 2014. The Company’s remaining commitment at December 31, 2014 was $100,000.
On December 29, 2014, the Company entered into an agreement with AlphaCat 2015 pursuant to which it assumed total capital commitments of $28,000. The Company’s remaining commitment at December 31, 2014 was $2,400.
On December 29, 2014, the Company entered into an agreement with an AlphaCat ILS fund pursuant to which it assumed total capital commitments of $20,000. The Company’s remaining commitment at December 31, 2014 was $8,000.

(g)	Fixed maturity commitment
As at December 31, 2014, the Company had an outstanding commitment to participate in certain revolver loan facilities through participation agreements with an established loan originator. The undrawn amount under the revolver facility participations as at December 31, 2014 was $7,539.

(h)	Other investment commitments
At December 31, 2014, the Company had capital commitments in other investments of $153,000 (December 31, 2013: $30,000). The Company's remaining commitment to these investments at December 31, 2014 was $83,712 (December 31, 2013: $5,045).

(i)	Multi-Beneficiary Reinsurance Trusts
In December 2014, the Company established a MBRT to collateralize its (re)insurance liabilities associated with and for the benefit of U.S. domiciled cedants, and was approved as a trusteed reinsurer in the State of New Jersey. As a result, cedants domiciled in that state will receive automatic credit in their regulatory filings for the reinsurance provided prospectively by the Company.

(j)	Structured settlements
As at December 31, 2014, the Company is contingently liable for the present value of amounts not yet due under annuities purchased by Western World where the claimant is the payee for the amount of $3,412.

(k)	Income tax examinations
The Company has open examinations by the U.K. HM Revenue and Customs for the tax year 2012 and by the New York State Department of Taxation and Finance for tax years 2011 to 2013. The Company believes that these examinations will be concluded within the next 36 months. For further details refer to Note 20 "Income taxes" to the Consolidated Financial Statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

23. Related party transactions
The transactions listed below are classified as related party transactions as each counter party has either a direct or indirect shareholding in the Company.
Aquiline Capital Partners, LLC and its related companies ("Aquiline"), which own 523,180 shares in the Company, hold warrants to purchase 2,756,088 shares, and have two employees on the Company's Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. ("Group Ark"). Christopher E. Watson, a director of the Company, serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the year ended December 31, 2014 of $2,073 (2013: $2,899, 2012: $7,582) respectively, with $335 included in premiums receivable at December 31, 2014 (December 31, 2013: $238). The Company also recognized reinsurance premiums ceded during the year ended December 31, 2014 of $126 (2013: $85, 2012: $90) and had reinsurance balances payable of $4 at December 31, 2014 (December 31, 2013: $4). The Company recorded $1,063 of loss reserves recoverable at December 31, 2014 (December 31, 2013: $3,698). Earned premium adjustments of $1,982 were recorded during the year ended December 31, 2014 (2013: $2,911, 2012: $7,625).
On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. ("Conning") to manage a portion of the Company's investment portfolio. Aquiline acquired Conning on June 16, 2009. Jeffrey W. Greenberg, a director of the Company, serves as a director of Conning Holdings Corp., the parent company of Conning. Investment management fees earned by Conning for the year ended December 31, 2014 were $1,125 (2013: $500, 2012: $809), with $515 included in accounts payable and accrued expenses at December 31, 2014 (December 31, 2013: $283).
On December 20, 2011, the Company entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which the Company has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Aquiline II Partnership") representing a total capital commitment of $50,000 (the "Aquiline II Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). On October 2, 2014, the Company assumed an additional investment in the Aquiline II Partnership as part of the Western World acquisition representing a total capital commitment of $10,000. Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital Partners LLC. For the year ended December 31, 2014, the Company incurred $342 (2013: $1,236, 2012: $2,979) in partnership fees and made capital contributions of $12,468 (2013: $14,492, 2012: $14,365), with $nil included in accounts payable and accrued expenses at December 31, 2014 (December 31, 2013: $nil).
On November 7, 2014, the Company, entered into a Subscription Agreement (the "Subscription Agreement") with Aquiline Capital Partners III GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "Aquiline III General Partner") pursuant to which the Company is committing and agreeing to purchase limited partnership or other comparable limited liability equity interests (the "Limited Partnership Interests") in Aquiline Financial Services Fund III L.P., a Cayman Islands exempted limited partnership (the "Aquiline III Partnership"), and/or one or more Alternative Investment Vehicles and Intermediate Entities (together with the Aquiline III Partnership, the "Fund" or the "Entities") with a capital commitment (the "Aquiline III Commitment") in an amount equal to $100,000, as a limited partner in the Aquiline Financial Services III Partnership. For the year ended December 31, 2014, the Company incurred no partnership fees and made no capital contributions.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

24. Earnings per share
The following table sets forth the computation of basic earnings per share and earnings per diluted share available to common shareholders for the years ended December 31, 2014, 2013 and 2012:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Basic earnings per share
Net income	$445,871	$542,361	$392,618
Loss (income) attributable to noncontrolling interest	35,464	(9,695)	15,820
Net income available to Validus	$481,335	$532,666	$408,438
Less: Dividends and distributions declared on outstanding warrants	(6,208)	(19,214)	(6,693)
Income available to common shareholders	$475,127	$513,452	$401,745
Weighted average number of common shares outstanding	90,354,745	102,202,274	97,184,110
Basic earnings per share available to common shareholders	$5.26	$5.02	$4.13

Earnings per diluted share
Net income	$445,871	$542,361	$392,618
Loss (income) attributable to noncontrolling interest	35,464	(9,695)	15,820
Net income available to Validus	$481,335	$532,666	$408,438
Less: Dividends and distributions declared on outstanding warrants	—	(19,214)	—
Income available to common shareholders	$481,335	$513,452	$408,438
Weighted average number of common shares outstanding	90,354,745	102,202,274	97,184,110
Share equivalents:
Warrants	2,789,032	—	3,137,956
Stock options	745,561	1,026,543	769,618
Unvested restricted shares	800,933	741,472	1,293,239
Weighted average number of diluted common shares outstanding	94,690,271	103,970,289	102,384,923
Earnings per diluted share available to common shareholders	$5.08	$4.94	$3.99
Share equivalents that would result in the issuance of common shares of 199,740, 366,821 and 199,446 were outstanding for the years ended December 31, 2014, 2013 and 2012, respectively but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

25. Segment information
The Company conducts its operations worldwide through four operating segments, which have been determined under U.S. GAAP segment reporting to be Validus Re, AlphaCat, Talbot and Western World. During the first quarter of 2012, to better align the Company’s operating and reporting structure with its current strategy, there was a change in the segment structure. This change included the AlphaCat group of companies as a separate operating segment. The AlphaCat segment currently includes the Company’s investments in AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014, AlphaCat 2015, PaCRe, the AlphaCat ILS funds and the BetaCat ILS funds. The Company’s operating segments are strategic business units that offer different products and services. They are managed and have capital allocated separately because each segment requires different strategies.
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
AlphaCat Segment
The AlphaCat segment manages strategic relationships that leverage the Company’s underwriting and investment expertise and earns management, performance and underwriting fees primarily from the Company’s operating affiliates, AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014 and AlphaCat 2015, as well as PaCRe, the AlphaCat ILS funds and the BetaCat ILS funds.
Talbot Segment
The Talbot segment focuses on a wide range of marine and energy, war, political violence, commercial property, financial institutions, contingency, accident & health and aviation classes of business on an insurance or facultative reinsurance basis and principally property, aerospace and marine classes of business on a treaty reinsurance basis.
Western World Segment
The Western World segment is focused on providing commercial insurance products on a surplus lines and specialty admitted basis. Western World specializes in underwriting classes of business that are not easily placed in the standard insurance market due to their complexity, high hazard, or unusual nature; including general liability, property and professional liability classes of business.
Corporate and eliminations
The Company has a corporate function ("Corporate"), which includes the activities of the parent company, and which carries out certain functions for the group. Corporate includes ‘non-core’ underwriting expenses, predominantly general and administrative and stock compensation expenses. Corporate also denotes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For internal reporting purposes, corporate is reflected separately, however corporate is not considered an operating segment under these circumstances. Other reconciling items include, but are not limited to, the elimination of inter segment revenues and expenses and unusual items that are not allocated to segments. Corporate also includes the gain on bargain purchase, net of expenses in connection with the acquisition of Flagstone in 2012 and transaction expenses related to the Western World acquisition in 2014.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and "Corporate":

Year Ended December 31, 2014	Validus Re Segment	AlphaCat Segment	Talbot Segment	Western World Segment (d)	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,136,910	$135,181	$1,101,770	$65,235	$(75,810)	$2,363,286
Reinsurance premiums ceded	(182,056)	(4,348)	(192,211)	(6,428)	75,810	(309,233)
Net premiums written	954,854	130,833	909,559	58,807	—	2,054,053
Change in unearned premiums	(37,570)	1,517	(29,785)	14,189	—	(51,649)
Net premiums earned	917,284	132,350	879,774	72,996	—	2,002,404
Underwriting deductions
Losses and loss expenses	307,290	(9,670)	423,394	51,035	—	772,049
Policy acquisition costs	141,670	12,673	187,162	3,169	(4,118)	340,556
General and administrative expenses	74,739	19,590	150,828	11,121	73,514	329,792
Share compensation expenses	9,739	501	11,346	135	11,352	33,073
Total underwriting deductions	533,438	23,094	772,730	65,460	80,748	1,475,470

Underwriting income (loss)	$383,846	$109,256	$107,044	$7,536	$(80,748)	$526,934

Net investment income	74,599	4,276	20,575	4,523	(3,897)	100,076
Other insurance related income (loss)	3,159	27,122	1,095	264	(9,658)	21,982
Finance expenses	(14,727)	(3,545)	213	—	(45,795)	(63,854)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	446,877	137,109	128,927	12,323	(140,098)	585,138
Tax benefit (expense)	5,512	—	(3,880)	(1,422)	(365)	(155)
Income from operating affiliates	—	17,723	—	—	—	17,723
(Income) attributable to operating affiliate investors	—	(109,399)	—	—	—	(109,399)
Net operating income (loss)	$452,389	$45,433	$125,047	$10,901	$(140,463)	$493,307

Net realized gains on investments	7,611	10,935	3,852	697	—	23,095
Change in net unrealized gains (losses) on investments	8,404	(56,943)	1,685	(155)	(10,964)	(57,973)
Income from investment affiliate	8,411	—	—	—	—	8,411
Foreign exchange (losses) gains	(6,404)	70	(5,961)	—	1,665	(10,630)
Other (loss)	(2,243)	—	—	—	—	(2,243)
Transaction expenses (a)	—	—	—	—	(8,096)	(8,096)
Net income (loss)	$468,168	$(505)	$124,623	$11,443	$(157,858)	$445,871

Net loss attributable to noncontrolling interest	—	35,464	—	—	—	35,464
Net income (loss) available (attributable) to Validus	$468,168	$34,959	$124,623	$11,443	$(157,858)	$481,335
Selected ratios (b):
Net premiums written / Gross premiums written	84.0%	96.8%	82.6%	90.1%		86.9%
Losses and loss expenses	33.5%	(7.3)%	48.1%	69.9%		38.6%
Policy acquisition costs	15.5%	9.6%	21.3%	4.4%		17.0%
General and administrative expenses (c)	9.2%	15.2%	18.4%	15.4%		18.1%
Expense ratio	24.7%	24.8%	39.7%	19.8%		35.1%
Combined ratio	58.2%	17.5%	87.8%	89.7%		73.7%
Total assets	$4,209,289	$1,656,326	$2,890,123	$1,492,179	$63,704	$10,311,621

(a)
The transaction expenses relate to costs incurred in connection with the acquisition of Western World, which was completed on October 2, 2014. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

(b)	Ratios are based on net premiums earned.

(c)	The general and administrative expenses ratio includes share compensation expenses.

(d)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Year Ended December 31, 2013	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,242,522	$147,009	$1,091,890	$(80,315)	$2,401,106
Reinsurance premiums ceded	(226,264)	(525)	(226,111)	80,315	(372,585)
Net premiums written	1,016,258	146,484	865,779	—	2,028,521
Change in unearned premiums	117,679	(9,070)	(35,085)	—	73,524
Net premiums earned	1,133,937	137,414	830,694	—	2,102,045
Underwriting deductions
Losses and loss expenses	430,026	17,569	346,337	—	793,932
Policy acquisition costs	180,779	13,853	170,738	(5,060)	360,310
General and administrative expenses	91,260	18,765	136,458	68,782	315,265
Share compensation expenses	7,668	468	9,613	9,881	27,630
Total underwriting deductions	709,733	50,655	663,146	73,603	1,497,137

Underwriting income (loss)	$424,204	$86,759	$167,548	$(73,603)	$604,908

Net investment income	81,346	3,865	18,061	(7,200)	96,072
Other insurance related income (loss)	19,222	26,424	1,819	(28,345)	19,120
Finance expenses	(16,111)	(5,734)	(259)	(42,073)	(64,177)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	508,661	111,314	187,169	(151,221)	655,923
Tax benefit (expense)	272	—	(671)	16	(383)
Income from operating affiliates	—	14,289	—	—	14,289
(Income) attributable to operating affiliate investors	—	(68,763)	—	—	(68,763)
Net operating income (loss)	$508,933	$56,840	$186,498	$(151,205)	$601,066

Net realized (losses) gains on investments	(1,382)	4,084	556	—	3,258
Change in net unrealized losses on investments	(41,388)	(3,893)	(13,200)	—	(58,481)
Income from investment affiliate	4,790	—	—	—	4,790
Foreign exchange gains (losses)	7,394	(816)	(3,531)	(542)	2,505
Other income	(10,777)	—	—	—	(10,777)
Net income (loss)	$467,570	$56,215	$170,323	$(151,747)	$542,361

Net (income) attributable to noncontrolling interest	—	(9,695)	—	—	(9,695)
Net income (loss) available (attributable) to Validus	$467,570	$46,520	$170,323	$(151,747)	$532,666
Selected ratios (a):
Net premiums written / Gross premiums written	81.8%	99.6%	79.3%		84.5%
Losses and loss expenses	37.9%	12.8%	41.7%		37.8%
Policy acquisition costs	16.0%	10.1%	20.5%		17.1%
General and administrative expenses (b)	8.7%	14.0%	17.6%		16.3%
Expense ratio	24.7%	24.1%	38.1%		33.4%
Combined ratio	62.6%	36.9%	79.8%		71.2%
Total assets	$5,326,076	$1,558,453	$2,891,682	$70,221	$9,846,432

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expenses ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Year Ended December 31, 2012	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,131,959	$21,603	$1,078,636	$(65,758)	$2,166,440
Reinsurance premiums ceded	(144,578)	—	(228,686)	65,758	(307,506)
Net premiums written	987,381	21,603	849,950	—	1,858,934
Change in unearned premiums	35,890	(3,937)	(17,671)	—	14,282
Net premiums earned	1,023,271	17,666	832,279	—	1,873,216
Underwriting deductions
Losses and loss expenses	575,416	—	424,030	—	999,446
Policy acquisition costs	154,362	1,774	183,926	(5,364)	334,698
General and administrative expenses	63,048	7,532	133,281	59,791	263,652
Share compensation expenses	7,763	279	7,789	10,878	26,709
Total underwriting deductions	800,589	9,585	749,026	65,305	1,624,505

Underwriting income (loss)	$222,682	$8,081	$83,253	$(65,305)	$248,711

Net investment income	88,727	3,748	21,310	(5,849)	107,936
Other insurance related income (loss)	5,000	23,229	2,033	(7,951)	22,311
Finance expenses	(8,943)	(3,061)	(162)	(41,691)	(53,857)
Operating income (loss) before taxes and income from operating affiliates	307,466	31,997	106,434	(120,796)	325,101
Tax (expense)	(168)	—	(2,229)	(104)	(2,501)
Income from operating affiliates	—	12,580	—	—	12,580
Net operating income (loss)	$307,298	$44,577	$104,205	$(120,900)	$335,180
Gain on bargain purchase, net of expenses (a)	—	—	—	17,701	17,701
Net realized gains on investments	12,026	216	5,991	—	18,233
Net unrealized (losses) on investments	35,033	(19,509)	2,061	—	17,585
Loss from investment affiliate	(964)	—	—	—	(964)
Foreign exchange (losses) gains	2,664	44	2,527	(437)	4,798
Other income	85	—	—	—	85
Net income (loss)	$356,142	$25,328	$114,784	$(103,636)	$392,618
Net loss attributable to noncontrolling interest	—	15,820	—	—	15,820
Net income (loss) available (attributable) to Validus	$356,142	$41,148	$114,784	$(103,636)	$408,438
Selected ratios: (b)
Net premiums written / Gross premiums written	87.2%	100.0%	78.8%		85.8%
Losses and loss expenses	56.2%	—%	50.9%		53.4%
Policy acquisition costs	15.1%	10.0%	22.1%		17.9%
General and administrative expenses (c)	6.9%	44.2%	16.9%		15.5%
Expense ratio	22.0%	54.2%	39.0%		33.4%
Combined ratio	78.2%	54.2%	89.9%		86.8%
Total assets	$6,206,084	$805,513	$2,968,224	$40,443	$10,020,264

(a)
The gain on bargain purchase, net of expenses, arose from the acquisition of Flagstone Reinsurance Holdings S.A. on November 30, 2012 and is net of transaction related expenses which included legal, financial advisory, audit related services and termination expenses.

(b)	Ratios are based on net premiums earned.

(c)	The general and administrative expenses ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table sets forth the gross premiums written by line of business for the periods indicated:

	Gross Premiums Written (a)
	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Property	$1,054,530	$1,164,687	$1,060,297
Marine	576,478	570,008	649,421
Specialty	677,026	666,411	456,722
Liability	55,252	—	—
	$2,363,286	$2,401,106	$2,166,440

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.
The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Gross Premiums Written
	Year Ended December 31, 2014
	Validus Re	AlphaCat	Talbot	Western World (d)	Eliminations	Total	%
United States	$442,314	$30,987	$108,458	$65,235	$(11,026)	$635,968	27.0%

Worldwide excluding United States (a)	76,129	7,331	139,570	—	(1,334)	221,696	9.4%
Australia and New Zealand	20,257	1,019	9,736	—	—	31,012	1.3%
Europe	58,236	3,005	45,615	—	(2,305)	104,551	4.4%
Latin America and Caribbean	54,053	—	116,281	—	(23,958)	146,376	6.2%
Japan	43,310	608	4,116	—	(608)	47,426	2.0%
Canada	3,670	215	10,194	—	(214)	13,865	0.6%
Rest of the world (b)	21,467	—	93,012	—	—	114,479	4.8%
Sub-total, non United States	277,122	12,178	418,524	—	(28,419)	679,405	28.7%
Worldwide including United States (a)	179,564	92,016	96,187	—	(22,463)	345,304	14.6%
Other locations non-specific (c)	237,910	—	478,601	—	(13,902)	702,609	29.7%
Total	$1,136,910	$135,181	$1,101,770	$65,235	$(75,810)	$2,363,286	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Gross Premiums Written
	Year Ended December 31, 2013
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$524,776	$50,848	$93,357	$(6,565)	$662,416	27.7%

Worldwide excluding United States (a)	63,643	14,801	142,294	(1,485)	219,253	9.1%
Australia and New Zealand	22,275	2,216	11,097	—	35,588	1.5%
Europe	65,861	2,533	51,667	(1,446)	118,615	4.9%
Latin America and Caribbean	50,522	—	155,798	(52,267)	154,053	6.4%
Japan	42,729	653	5,971	(653)	48,700	2.0%
Canada	3,688	818	10,768	(818)	14,456	0.6%
Rest of the world (b)	24,337	—	92,652	—	116,989	4.9%
Sub-total, non United States	273,055	21,021	470,247	(56,669)	707,654	29.4%
Worldwide including United States (a)	177,539	75,140	80,538	(8,996)	324,221	13.5%
Other locations non-specific (c)	267,152	—	447,748	(8,085)	706,815	29.4%
Total	$1,242,522	$147,009	$1,091,890	$(80,315)	$2,401,106	100.0%

	Gross Premiums Written
	Year Ended December 31, 2012
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$463,384	$12,638	$77,561	$(1,942)	$551,641	25.4%

Worldwide excluding United States (a)	24,119	279	156,593	—	180,991	8.4%
Australia and New Zealand	—	217	12,851	—	13,068	0.6%
Europe	87,805	1,332	50,262	—	139,399	6.4%
Latin America and Caribbean	80,432	—	149,091	(53,565)	175,958	8.1%
Japan	30,386	—	6,630	—	37,016	1.7%
Canada	—	—	12,243	—	12,243	0.6%
Rest of the world (b)	68,754	—	91,130	—	159,884	7.4%
Sub-total, non United States	291,496	1,828	478,800	(53,565)	718,559	33.2%
Worldwide including United States (a)	102,080	7,137	65,084	(4,038)	170,263	7.9%
Other locations non-specific (c)	274,999	—	457,191	(6,213)	725,977	33.5%
Total	$1,131,959	$21,603	$1,078,636	$(65,758)	$2,166,440	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)
The Other locations non-specific category refers to business for which an analysis of exposure by geographic zone is not applicable, such as marine and aerospace risks, since these exposures can span multiple geographic areas and, in some instances, are not fixed locations.

(d)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

26. Statutory and regulatory requirements
Validus Holdings, Ltd. has operations which are subject to laws and regulations in the jurisdictions in which they operate, the most significant of which are Bermuda, the United Kingdom, the United States and Switzerland.
As a holding company, Validus Holdings, Ltd.’s principal sources of income are dividends or other sources of permitted distributions from its subsidiaries. These funds provide the cash flow required for dividend payments to the Company’s shareholders. The holding company has no material restrictions on its ability to make distributions to shareholders however, the ability of our (re)insurance subsidiaries to make distributions is limited by the applicable laws and regulations of the various countries in which we operate. The Company’s subsidiaries are required to maintain certain measures of solvency and liquidity which provide restrictions on declaring dividends and distributions. The statutory capital and surplus in certain of our most significant regulatory jurisdictions as at December 31, 2014 and 2013 was as follows:

	Bermuda (a)		United States (b)		Switzerland (c)
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013
Required statutory capital and surplus	$586,641	$1,390,179	$95,963	$—	$205,563	$312,563
Actual statutory capital and surplus	3,793,329	3,884,572	452,089	—	701,010	939,609

(a)
The Company's Bermuda based insurance subsidiaries are required to maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin ("MSM") and the Enhanced Capital Requirement ("ECR") where applicable. The ECR is equal to the higher of each insurer's MSM or the Bermuda Solvency Capital Requirement ("BSCR") model or approved internal capital model. The BSCR for the relevant insurers for the year ended December 31, 2014 will not be filed with the BMA until April 2015. As a result, the required statutory capital and surplus as at December 31, 2014 is based on the MSM of all relevant insurers, whereas the required statutory capital and surplus as at December 31, 2013 is based on the MSM and ECR where applicable for all relevant insurers. Required statutory capital and surplus includes Validus Reinsurance, Ltd., Validus Reinsurance (Switzerland) Ltd (Bermuda Branch), PaCRe, Ltd., IPCRe Limited, Validus Re Americas, Ltd., Talbot Insurance (Bermuda), Ltd., AlphaCat Reinsurance, Ltd. and Mont Fort Re Ltd. Actual statutory capital and surplus includes Validus Reinsurance, Ltd., AlphaCat Reinsurance, Ltd. and Talbot Insurance (Bermuda), Ltd. Validus Reinsurance, Ltd. is the parent company of the other five Bermuda based insurance subsidiaries.

(b)
Required statutory capital and surplus is based on the Risk-Based Capital ("RBC") requirements and includes Western World Insurance Company, Tudor Insurance Company and Stratford Insurance Company. Actual statutory capital and surplus includes Western World Insurance Company. Western World Insurance Company is the parent Company of the other two U.S. based insurance subsidiaries. The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

(c)
Required statutory capital and surplus is based on the Target Capital ("TC") requirements calculated under the Swiss Solvency Test ("SST"). Required and actual statutory capital and surplus includes Validus Reinsurance (Switzerland) Ltd (formerly Flagstone Réassurance Suisse SA).

During 2015, the Company's regulated subsidiaries have the ability to distribute up to $1,013,379 of unrestricted net assets as dividend payments and/or return of capital to Validus Holdings, Ltd. (2014: $516,854) without prior regulatory approval. During the year ended December 31, 2014, actual dividends and distributions to Validus Holdings, Ltd. from its subsidiaries were $773,966 (2013: $1,009,000).
Statutory net income for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Bermuda (a)			United States (b)			Switzerland (c)
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Statutory net income (loss)	$509,559	$688,001	$496,227	$105,210	$—	$—	$60,308	$(17,655)	$(1,559)

(a)
Statutory net income includes Validus Reinsurance, Ltd., PaCRe, Ltd. (at the Company's effective 10% equity interest), IPCRe Limited, Validus Re Americas, Ltd., Talbot Insurance (Bermuda), Ltd., AlphaCat Reinsurance, Ltd. and Mont Fort Re Ltd.

(b)
Statutory net income includes Western World Insurance Company, Tudor Insurance Company and Stratford Insurance Company. The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

(c)
Statutory net income (loss) includes Validus Reinsurance (Switzerland) Ltd (formerly Flagstone Réassurance Suisse SA). The results of Validus Reinsurance (Switzerland) Ltd, a former Flagstone subsidiary, have been included in the Company's consolidated results from the November 30, 2012 date of acquisition.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

(a)	Bermuda
The Company has eight Bermuda based insurance subsidiaries: Validus Reinsurance, Ltd., a Class 4 insurer; Validus Reinsurance (Switzerland) Ltd (Bermuda Branch) (formerly known as Flagstone Réassurance Suisse S.A. (Bermuda Branch)), a Class 4 insurer; PaCRe, Ltd., a Class 4 insurer; IPCRe Limited ("IPCRe") (formerly known as Validus Re Americas, Ltd.), a Class 3A insurer; Validus Re Americas, Ltd. (formerly known as Longhorn Re, Ltd.), a Class 3A insurer; Talbot Insurance (Bermuda), Ltd. ("TIBL"), a Class 3 insurer; AlphaCat Reinsurance, Ltd., a Class 3 insurer; and Mont Fort Re Ltd., a Class 3 insurer. The Company also has investments in two Bermuda based insurance affiliates, AlphaCat Re 2011, Ltd. and AlphaCat Re 2012, Ltd., each licensed as a Special Purpose Insurer (“SPI”) under the Insurance Act. Each of these Bermuda insurance subsidiaries and affiliates is registered under the Insurance Act. The Bermuda subsidiaries have to meet certain requirements for minimum solvency and liquidity ratios and all statutory filings are prepared in accordance with prescribed regulatory accounting practices required by The Insurance Act 1978. At December 31, 2014 and 2013, the actual statutory capital and surplus of the Bermuda based insurance subsidiaries exceeded the relevant regulatory requirements.
The ability of certain of these subsidiaries to pay dividends to us is limited under Bermuda law and regulations. The Insurance Act provides that each of the Class 4 Bermuda subsidiaries may not declare or pay, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as shown on its statutory balance sheet in relation to the previous financial year) unless it files with the BMA at least seven days prior to the payment, an affidavit signed by at least two directors and such insurance subsidiary's principal representative, stating that in their opinion such subsidiary will continue to satisfy the required margins following declaration of those dividends, however, there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous year's statutory financial statements) each of the Class 3A and Class 4 Bermuda insurance subsidiaries must make application to the BMA for permission to do so; such application shall consist of an affidavit signed by at least two directors and such insurance subsidiary's principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiaries to fail to meet its relevant margins, and such other information as the BMA may require. The Insurance Act permits each of the insurance subsidiaries to declare or pay any dividends during any financial year so long as it does not cause the insurance subsidiary to fail to meet its relevant margins subject to the restrictions set out herein and other than in respect of IPCRe. The Class 3 insurers, before reducing by 15% or more of its total statutory capital, as set out in its previous year's financial statements, shall apply to the BMA for its approval and shall provide such information as the BMA may require. The Company's primary restrictions on net assets of insurance subsidiaries consist of regulatory requirements placed upon the regulated insurance subsidiaries to hold minimum amounts of total statutory capital and surplus and other than the restriction on IPCRe noted above, there were no other material restrictions on net assets in place as of December 31, 2014.
The Company's principal operating subsidiary in Bermuda, Validus Reinsurance Ltd., maintains a branch office in Singapore. As the branch office is not considered a separate entity for regulatory purposes, the required and actual statutory capital and surplus amount includes amounts, as set out above, related to the applicable branch office. The branch office is subject to additional minimum capital or asset requirements in their country of domicile. At December 31, 2014 and 2013, the actual capital and assets for the branch exceeded the relevant local regulatory requirements.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Each year, during the second quarter, the corporate member applies to Lloyd’s to release accumulated funds, whether syndicate profits, interest on Funds at Lloyd’s or other which are in excess of the agreed Funds at Lloyd’s amount. At December 31, 2014 and 2013, the actual capital and assets exceeded the relevant local regulatory requirements. The release for the year ended December 31, 2014 enabled a dividend payment of $100,000 (2013: $190,000) to the Company. For further details on Funds at Lloyd's refer to Note 22 (d) "Commitments and contingencies" to the Consolidated Financial Statements.

(c)	United States
The Company has three U.S. based insurance subsidiaries domiciled in New Hampshire: Western World Insurance Company, Tudor Insurance Company and Stratford Insurance Company. New Hampshire insurance laws limit the amount of dividends Western World may pay to the Company in a 12-month period without the approval of the New Hampshire State Insurance Department (Insurance Department). These limitations are based on the lesser of: a maximum of 10.0% of prior year end statutory surplus as determined under statutory accounting practices or the net income, not including realized capital gains, for the 12-month period ending December 31, next preceding, but shall not include pro rata distributions of any class of the insurer's own securities. In determining whether a dividend or distribution is extraordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out as dividends. This carry-forward shall be computed by taking the net income from the second and third preceding calendar years, not including realized capital gains, less dividends paid in the second and immediate preceding calendar years. During 2015, the maximum dividend that may be paid to the Company by Western World without obtaining prior approval is $45,209.
The Company’s U.S. based insurance company subsidiaries are required to file financial statements prepared in accordance with accounting practices prescribed or permitted by the Insurance Department to which the insurance company subsidiaries are subject (statutory basis). Such accounting practices vary in certain respects from GAAP.
The Company’s U.S. based insurance company subsidiaries are subject to certain Risk-Based Capital ("RBC") requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the minimum amount of capital and surplus required to be maintained by a property/casualty insurance company is based on various risk factors. At December 31, 2014, the Company’s U.S. based insurance company subsidiaries met the RBC requirements.
State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from such prescribed practices. The Company’s insurance company subsidiaries did not use such permitted practices in 2014.

(d)	Switzerland
Validus Reinsurance (Switzerland) Ltd ("Validus Re Swiss") (formerly Flagstone Réassurance Suisse SA), is a société anonyme headquartered in Zurich, Switzerland as of February 1, 2014. The conduct of reinsurance business by a company headquartered in Switzerland requires a license granted by the Swiss Financial Market Supervisory Authority ("FINMA").
Validus Re Swiss is funded by equity in the form of paid in capital by shares and in share premium. Under Swiss corporate law as modified by insurance supervisory law, a non-life insurance company is obliged to contribute to statutory legal reserves a minimum of 20% of any annual profit up to 50% of statutory capital, being paid in share capital. Validus Re Swiss has been substantially funded by share premium. Share premium can be distributed to shareholders without being subject to withholding tax. However, the distribution of any special dividend to shareholders remains subject to the approval of FINMA which has regard to the maintenance of solvency and the interests of reinsureds and creditors. At December 31, 2014 and 2013, the actual capital and assets exceeded the relevant local regulatory requirements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

27. Subsequent events

(a)	Quarterly dividend
On February 3, 2015, the Company announced a quarterly cash dividend of $0.32 per common share and $0.32 per common share equivalent for which each outstanding warrant is exercisable, payable on March 31, 2015 to holders of record as of March 13, 2015.

(b)	Share repurchase authorization
On February 3, 2015, the Board of Directors of the Company announced an increase in the Company's common share repurchase authorization to $750,000. This amount is in addition to the $2,274,401 of common shares repurchased by the Company through February 3, 2015 under its previously authorized share repurchase programs. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company's capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

28. Condensed unaudited quarterly financial data

	Quarters Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Underwriting income
Gross premiums written	$336,647	$358,974	$655,674	$1,011,991
Reinsurance premiums ceded	(33,623)	(30,137)	(50,565)	(194,908)
Net premiums written	303,024	328,837	605,109	817,083
Change in unearned premiums	255,724	165,859	(139,106)	(334,126)
Net premiums earned	558,748	494,696	466,003	482,957
Underwriting deductions
Losses and loss expenses	226,508	224,125	158,745	162,671
Policy acquisition costs	89,550	86,404	78,953	85,649
General and administrative expenses	98,186	83,319	73,842	74,445
Share compensation expenses	8,821	8,764	8,341	7,147
Total underwriting deductions	423,065	402,612	319,881	329,912
Underwriting income	$135,683	$92,084	$146,122	$153,045
Net investment income	30,167	25,261	21,286	23,362
Other insurance related income	5,524	3,610	4,811	8,037
Finance expenses	(16,474)	(15,354)	(16,126)	(15,900)
Operating income before taxes, (income) from operating affiliates and (income) loss attributable to operating affiliate investors	$154,900	$105,601	$156,093	$168,544
Tax benefit (expense)	243	953	(1,391)	40
Income from operating affiliates	4,143	3,761	4,892	4,927
(Income) attributable to operating affiliate investors	(26,566)	(25,807)	(25,316)	(31,710)
Net operating income	$132,720	$84,508	$134,278	$141,801
Net realized gains on investments	6,902	4,595	7,858	3,740
Net unrealized (losses) gains on investments	(74,119)	(84,974)	45,427	55,693
Income from investment affiliate	530	1,754	779	5,348
Foreign exchange gains (losses)	4,131	(11,441)	3,158	(6,478)
Other (loss) income	(770)	(7,690)	424	5,793
Transaction expenses	(4,695)	(149)	(3,252)	—
Net income (loss)	$64,699	$(13,397)	$188,672	$205,897
Net loss (income) attributable to noncontrolling interest	61,209	53,069	(35,305)	(43,509)
Net income available to Validus	$125,908	$39,672	$153,367	$162,388
Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	86,421,127	90,593,329	90,952,523	93,451,999
Diluted	90,948,156	91,939,610	95,276,836	97,799,519
Basic earnings per share available to common shareholders	$1.44	$0.42	$1.67	$1.72
Earnings per diluted share available to common shareholders	$1.38	$0.41	$1.61	$1.66
Selected ratios:
Losses and loss expenses	40.5%	45.3%	34.1%	33.7%
Expense ratio	35.2%	36.1%	34.5%	34.6%
Combined ratio	75.7%	81.4%	68.6%	68.3%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Underwriting income
Gross premiums written	$237,273	$356,760	$702,313	$1,104,760
Reinsurance premiums ceded	(24,558)	(39,415)	(121,396)	(187,216)
Net premiums written	212,715	317,345	580,917	917,544
Change in unearned premiums	279,523	213,943	(33,459)	(386,483)
Net premiums earned	492,238	531,288	547,458	531,061
Underwriting deductions
Losses and loss expenses	206,152	177,965	265,044	144,771
Policy acquisition costs	84,647	94,900	87,152	93,611
General and administrative expenses	82,930	81,089	70,967	80,279
Share compensation expenses	8,147	10,527	6,638	2,318
Total underwriting deductions	381,876	364,481	429,801	320,979
Underwriting income	$110,362	$166,807	$117,657	$210,082
Net investment income	24,204	20,009	26,210	25,649
Other insurance related income	7,743	943	5,512	4,922
Finance expenses	(16,925)	(15,317)	(17,566)	(14,369)
Operating income before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	$125,384	$172,442	$131,813	$226,284
Tax (expense) benefit	(603)	(5)	(93)	318
Income from operating affiliates	5,510	1,463	3,793	3,523
(Income) attributable to operating affiliate investors (a)	(26,607)	(11,815)	(20,264)	(10,077)
Net operating income	$103,684	$162,085	$115,249	$220,048
Net realized gains (losses) on investments	4,448	(6,320)	3,409	1,721
Net unrealized gains (losses) on investments	20,137	69,967	(141,348)	(7,237)
Income from investment affiliate	516	1,044	1,753	1,477
Foreign exchange (losses) gains	(2,230)	6,036	(8,223)	6,922
Other loss	(3,697)	(3,749)	(1,094)	(2,237)
Net income (loss)	$122,858	$229,063	$(30,254)	$220,694
Net (income) loss (available) attributable to noncontrolling interest	(27,526)	(45,694)	60,976	2,549
Net income available to Validus	$95,332	$183,369	$30,722	$223,243
Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	98,454,907	99,834,563	103,133,188	107,386,438
Diluted	102,928,482	103,613,766	104,734,643	110,052,999
Basic earnings per share available to common shareholders	$0.95	$1.82	$0.28	$1.94
Earnings per diluted share available to common shareholders	$0.93	$1.77	$0.28	$1.90
Selected Ratios:
Losses and loss expenses	41.9%	33.5%	48.4%	27.3%
Expense ratio	35.7%	35.1%	30.1%	33.2%
Combined ratio	77.6%	68.6%	78.5%	60.5%

(a)	This amount had been shown within finance expenses for each of the three months ended March 31, June 30 and September 30, 2013.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Underwriting income
Gross premiums written	$311,847	$390,215	$627,089	$837,289
Reinsurance premiums ceded	(35,659)	(45,743)	(119,052)	(107,052)
Net premiums written	276,188	344,472	508,037	730,237
Change in unearned premiums	223,098	130,632	(60,410)	(279,038)
Net premiums earned	499,286	475,104	447,627	451,199
Underwriting deductions
Losses and loss expenses	458,310	155,455	153,692	231,989
Policy acquisition costs	81,814	98,623	76,129	78,132
General and administrative expenses	65,095	70,547	61,635	66,375
Share compensation expenses	7,126	7,345	6,800	5,438
Total underwriting deductions	612,345	331,970	298,256	381,934
Underwriting (loss) income	$(113,059)	$143,134	$149,371	$69,265
Net investment income	28,802	25,489	25,885	27,760
Other insurance related income	144	7,324	6,606	8,237
Finance expenses	(14,510)	(9,362)	(13,706)	(16,279)
Operating (loss) income before taxes and (loss) income from operating affiliates	$(98,623)	$166,585	$168,156	$88,983
Tax expense	(615)	(1,343)	(404)	(139)
(Loss) income from operating affiliates	$(614)	$6,235	$3,592	$3,367
Net operating (loss) income	$(99,852)	$171,477	$171,344	$92,211
Gain on bargain purchase, net of expenses (a)	21,485	(3,784)	—	—
Net realized (losses) gains on investments	(4,516)	9,063	6,154	7,532
Net unrealized (losses) gains on investments	(35,857)	86,345	(53,574)	20,671
Loss from investment affiliate	(406)	(160)	(398)	—
Foreign exchange gains (losses)	1,181	1,103	(652)	3,166
Other income (loss)	43	—	(612)	654
Net (loss) income	$(117,922)	$264,044	$122,262	$124,234
Net loss (income) attributable (available) to noncontrolling interest	27,206	(56,746)	45,360	—
Net (loss) income (attributable) available to Validus	$(90,716)	$207,298	$167,622	$124,234
Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	97,688,338	93,368,775	98,254,186	99,425,140
Diluted	97,688,338	98,236,490	103,667,967	105,096,090
Basic (loss) earnings per share (attributable) available to common shareholders	$(0.94)	$2.20	$1.69	$1.23
(Loss) earnings per diluted share (attributable) available to common shareholders	$(0.94)	$2.11	$1.62	$1.18
Selected Ratios:
Losses and loss expenses	91.8%	32.7%	34.3%	51.4%
Expense ratio	30.9%	37.2%	32.3%	33.2%
Combined ratio	122.7%	69.9%	66.6%	84.6%

(a)
The gain on bargain purchase, net of expenses, arose from the acquisition of Flagstone Reinsurance Holdings S.A. on November 30, 2012 and is net of transaction related expenses which included legal, financial advisory, audit related services and termination expenses.

SCHEDULE I
VALIDUS HOLDINGS, LTD.
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
At December 31, 2014
(Expressed in thousands of U.S. dollars)

	Amortized cost	Fair value	Amount shown on the Balance Sheet
U.S. government and government agency	$759,232	$760,086	$760,086
Non-U.S. government and government agency	279,493	278,728	278,728
U.S. states, municipalities and political subdivisions	448,668	449,623	449,623
Agency residential mortgage-backed securities	520,685	529,231	529,231
Non-agency residential mortgage-backed securities	37,954	37,807	37,807
U.S. corporate	1,500,963	1,499,706	1,499,706
Non-U.S. corporate	564,386	563,162	563,162
Bank loans	457,537	449,004	449,004
Catastrophe bonds	75,822	75,664	75,664
Asset-backed securities	647,422	647,482	647,482
Commercial mortgage-backed securities	242,332	242,238	242,238
Total fixed maturities	5,534,494	5,532,731	5,532,731
Total short-term investments	1,051,222	1,051,074	1,051,074
Total other investments	879,176	813,011	813,011
Total	$7,464,892	$7,396,816	$7,396,816

SCHEDULE II
VALIDUS HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
As at December 31, 2014 and 2013
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$29,798	$20,385
Investment in subsidiaries on an equity basis	4,140,770	4,273,592
Balances due from subsidiaries	41,078	29,048
Other assets	3,239	3,767
Total assets	$4,214,885	$4,326,792
LIABILITIES
Accounts payable and accrued expenses	$29,621	$25,500
Senior notes payable	247,306	247,198
Debentures payable	350,000	350,000
Total liabilities	$626,927	$622,698
Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2014—155,554,224; 2013—154,488,497; Outstanding: 2014—83,869,845; 2013—96,044,312)	$27,222	$27,036
Treasury shares (2014—71,684,379; 2013—58,444,185)	(12,545)	(10,228)
Additional paid-in capital	1,207,493	1,677,894
Accumulated other comprehensive loss	(8,556)	(617)
Retained earnings	2,374,344	2,010,009
Total shareholders’ equity	$3,587,958	$3,704,094
Total liabilities and shareholders’ equity	$4,214,885	$4,326,792

VALIDUS HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2014, 2013 and 2012
(Expressed in thousands of U.S. dollars)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues
Net investment income	$14	$14	$3
Other income	—	36	—
Foreign exchange gains (losses)	648	(382)	(469)
Total revenues	662	(332)	(466)
Expenses
General and administrative expenses	86,108	84,143	66,576
Share compensation expenses	6,424	6,329	8,503
Finance expenses	47,689	45,868	45,203
Total expenses	140,221	136,340	120,282
(Loss) before equity in net earnings of subsidiaries	(139,559)	(136,672)	(120,748)
Equity in net earnings of subsidiaries	620,894	669,338	529,186
Net income	$481,335	$532,666	$408,438
Other comprehensive (loss) income
Change in foreign currency translation adjustments	$(7,501)	$(1,954)	$3,648
Change in minimum pension liability, net of tax	(210)	—	—
Change in fair value of cash flow hedge	(228)	—	—
Other comprehensive (loss) income	(7,939)	(1,954)	3,648
Comprehensive income	$473,396	$530,712	$412,086

VALIDUS HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014, 2013 and 2012
(Expressed in thousands of U.S. dollars)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash flows provided by (used in) operating activities
Net income	$481,335	$532,666	$408,438
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiaries	(620,894)	(669,338)	(529,186)
Dividends received from subsidiaries	100,000	1,009,000	734,000
Share compensation expenses	6,424	6,329	8,503
Amortization of discount on senior notes	108	108	108
Change in:
Other assets	528	865	115
Balances due from subsidiaries	(12,030)	4,329	(35,522)
Balances due to subsidiaries	—	—	(45,808)
Accounts payable and accrued expenses	2,624	(10,876)	7,640
Net cash (used in) provided by operating activities	(41,905)	873,083	548,288
Cash flows provided by (used in) investing activities
Return of capital from subsidiaries	673,966	—	—
Investment in subsidiaries	—	—	(166,582)
Net cash provided by (used in) investing activities	673,966	—	(166,582)
Cash flows provided by (used in) financing activities
Issuance of common shares, net	5,347	1,211	3,015
Purchases of common shares under repurchase program	(510,952)	(513,504)	(259,962)
Dividends paid	(117,043)	(360,071)	(110,037)
Net cash (used in) financing activities	(622,648)	(872,364)	(366,984)

Net increase in cash	9,413	719	14,722
Cash and cash equivalents—beginning of year	20,385	19,666	4,944
Cash and cash equivalents—end of year	$29,798	$20,385	$19,666

SCHEDULE III
VALIDUS HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
As at and for the years ended December 31, 2014, 2013 and 2012
(Expressed in thousands of U.S. dollars)

	As at and for the year ended December 31, 2014
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Validus Re	$59,091	$1,333,878	$305,138	$917,284	$74,599	$307,290	$141,670	$84,478	$954,854
AlphaCat	1,554	6,525	15,360	132,350	4,276	(9,670)	12,673	20,091	130,833
Talbot	95,246	1,352,056	552,660	879,774	20,575	423,394	187,162	162,174	909,559
Western World	9,566	613,551	133,185	72,996	4,523	51,035	3,169	11,256	58,807
Corporate & Eliminations	(4,162)	(71,616)	(15,779)	—	(3,897)	—	(4,118)	84,866	—
Total	$161,295	$3,234,394	$990,564	$2,002,404	$100,076	$772,049	$340,556	$362,865	$2,054,053

	As at and for the year ended December 31, 2013
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Validus Re	$52,835	$1,723,465	$296,115	$1,133,937	$81,346	$430,026	$180,779	$98,928	$1,016,258
AlphaCat	1,755	17,612	16,062	137,414	3,865	17,569	13,853	19,233	146,484
Talbot	88,656	1,362,574	535,659	830,694	18,061	346,337	170,738	146,071	865,779
Corporate & Eliminations	(8,977)	(73,252)	(23,340)	—	(7,200)	—	(5,060)	78,663	—
Total	$134,269	$3,030,399	$824,496	$2,102,045	$96,072	$793,932	$360,310	$342,895	$2,028,521

	As at and for the year ended December 31, 2012
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Validus Re	$75,138	$2,122,895	$414,343	$1,023,271	$88,727	$575,416	$154,362	$70,811	$987,381
AlphaCat	713	5,000	6,992	17,666	3,748	—	1,774	7,811	21,603
Talbot	79,747	1,480,307	494,883	832,279	21,310	424,030	183,926	141,070	849,950
Corporate & Eliminations	(9,010)	(90,629)	(21,856)	—	(5,849)	—	(5,364)	70,669	—
Total	$146,588	$3,517,573	$894,362	$1,873,216	$107,936	$999,446	$334,698	$290,361	$1,858,934

SCHEDULE IV
VALIDUS HOLDINGS, LTD.
REINSURANCE
As at and for the years ended December 31, 2014, 2013 and 2012
(Expressed in thousands of U.S. dollars)

	Direct gross	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year Ended December 31, 2014	$683,028	$309,233	$1,680,258	$2,054,053	82%
Year Ended December 31, 2013	544,722	372,585	1,856,384	2,028,521	92%
Year Ended December 31, 2012	550,491	307,506	1,615,949	1,858,934	87%

SCHEDULE VI
VALIDUS HOLDINGS, LTD.
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY
INSURANCE OPERATIONS
As at and for the years ended December 31, 2014, 2013 and 2012
(Expressed in thousands of U.S. dollars)

Affiliation with registrant	Deferred acquisition costs	Reserves for losses and loss expenses	Reserves for unearned premiums	Net earned premiums	Net investment income	Losses and loss expenses incurred related to		Net paid losses and loss expenses	Amortization of deferred acquisition costs	Net premiums written
						Current year	Prior year
Consolidated Subsidiaries
2014	$161,295	$3,234,394	$990,564	$2,002,404	$100,076	$1,024,256	$(252,207)	$1,061,907	$340,556	$2,054,053
2013	134,269	3,030,399	824,496	2,102,045	96,072	999,380	(205,448)	1,161,478	360,310	2,028,521
2012	146,588	3,517,573	894,362	1,873,216	107,936	1,174,415	(174,969)	836,020	334,698	1,858,934