Form 10-Q
period 2015-03-31
VALIDUS HOLDINGS LTD
filed 2015-05-08
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
 Form 10-Q
__________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 6, 2015 there were 84,581,781 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at March 31, 2015 (unaudited) and December 31, 2014
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2015—$5,458,443; 2014—$5,534,494)	$5,484,479	$5,532,731
Short-term investments, at fair value (amortized cost: 2015—$1,183,410; 2014—$1,051,222)	1,183,342	1,051,074
Other investments, at fair value (cost: 2015—$908,405; 2014—$879,176)	881,995	813,011
Cash and cash equivalents	471,129	577,240
Restricted cash	186,423	173,003
Total investments and cash	8,207,368	8,147,059
Investments in affiliates	263,332	261,483
Premiums receivable	1,114,102	707,647
Deferred acquisition costs	240,835	161,295
Prepaid reinsurance premiums	192,694	81,983
Securities lending collateral	5,337	470
Loss reserves recoverable	375,882	377,466
Paid losses recoverable	27,034	38,078
Income taxes recoverable	10,597	—
Deferred tax asset	30,847	23,821
Receivable for investments sold	24,803	18,318
Intangible assets	125,508	126,924
Goodwill	195,897	195,897
Accrued investment income	23,230	24,865
Other assets	216,984	164,633
Total assets	$11,054,450	$10,329,939

Liabilities
Reserve for losses and loss expenses	$3,199,362	$3,234,394
Unearned premiums	1,452,179	990,564
Reinsurance balances payable	101,426	127,128
Securities lending payable	5,803	936
Deferred tax liability	13,265	5,541
Payable for investments purchased	123,556	68,574
Accounts payable and accrued expenses	177,944	318,245
Notes payable to operating affiliates	919,684	671,465
Senior notes payable	247,333	247,306
Debentures payable	537,561	539,277
Total liabilities	$6,778,113	$6,203,430

Commitments and contingent liabilities
Redeemable noncontrolling interest	98,777	79,956

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2015—156,749,783; 2014—155,554,224; Outstanding: 2015—83,634,915; 2014—83,869,845)	$27,431	$27,222
Treasury shares (2015—73,114,868; 2014—71,684,379)	(12,795)	(12,545)
Additional paid-in-capital	1,162,485	1,207,493
Accumulated other comprehensive loss	(12,641)	(8,556)
Retained earnings	2,518,629	2,374,344
Total shareholders’ equity available to Validus	3,683,109	3,587,958
Noncontrolling interest	494,451	458,595
Total shareholders’ equity	$4,177,560	$4,046,553

Total liabilities, noncontrolling interests and shareholders’ equity	$11,054,450	$10,329,939
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2015 and 2014 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Revenues
Gross premiums written	$1,119,498	$1,011,991
Reinsurance premiums ceded	(190,840)	(194,908)
Net premiums written	928,658	817,083
Change in unearned premiums	(350,904)	(334,126)
Net premiums earned	577,754	482,957
Net investment income	31,021	23,362
Net realized gains on investments	4,169	3,740
Change in net unrealized gains on investments	72,204	55,693
Income from investment affiliate	2,776	5,348
Other insurance related income and other income	4,832	13,830
Foreign exchange losses	(3,551)	(6,478)
Total revenues	689,205	578,452

Expenses
Losses and loss expenses	240,929	162,671
Policy acquisition costs	98,636	85,649
General and administrative expenses	85,028	74,445
Share compensation expenses	9,054	7,147
Finance expenses	19,852	15,900
Total expenses	453,499	345,812

Income before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	235,706	232,640
Tax (expense) benefit	(2,565)	40
Income from operating affiliates	2,453	4,927
(Income) attributable to operating affiliate investors	(23,206)	(31,710)
Net income	$212,388	$205,897
Net (income) attributable to noncontrolling interest	(38,977)	(43,509)
Net income available to Validus	$173,411	$162,388

Other comprehensive (loss) income
Change in foreign currency translation adjustments	(3,019)	462
Change in minimum pension liability, net of tax	(265)	—
Change in fair value of cash flow hedge	(801)	—
Other comprehensive (loss) income	$(4,085)	$462

Comprehensive income available to Validus	$169,326	$162,850

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	83,251,243	93,451,999
Diluted	87,583,129	97,799,519

Basic earnings per share available to common shareholders	$2.07	$1.72
Earnings per diluted share available to common shareholders	$1.98	$1.66

Cash dividends declared per share	$0.32	$0.30
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2015 and 2014 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Common shares
Balance - Beginning of period	$27,222	$27,036
Common shares issued, net	209	19
Balance - End of period	$27,431	$27,055

Treasury shares
Balance - Beginning of period	$(12,545)	$(10,228)
Repurchase of common shares	(250)	(939)
Balance - End of period	$(12,795)	$(11,167)

Additional paid-in capital
Balance - Beginning of period	$1,207,493	$1,677,894
Common shares issued, net	3,796	2,011
Repurchase of common shares	(57,858)	(196,400)
Share compensation expenses	9,054	7,147
Balance - End of period	$1,162,485	$1,490,652

Accumulated other comprehensive loss
Balance - Beginning of period	$(8,556)	$(617)
Other comprehensive (loss) income	(4,085)	462
Balance - End of period	$(12,641)	$(155)

Retained earnings
Balance - Beginning of period	$2,374,344	$2,010,009
Dividends	(29,126)	(29,718)
Net income	212,388	205,897
Net (income) attributable to noncontrolling interest	(38,977)	(43,509)
Balance - End of period	$2,518,629	$2,142,679

Total shareholders’ equity available to Validus	$3,683,109	$3,649,064

Noncontrolling interest	$494,451	$540,934

Total shareholders’ equity	$4,177,560	$4,189,998

The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$212,388	$205,897
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	9,054	7,147
Gain on deconsolidation of subsidiary	—	(1,372)
Amortization of discount on senior notes	27	27
Income from investment affiliate	(2,776)	(5,348)
Net realized gains on investments	(4,169)	(3,740)
Change in net unrealized gains on investments	(72,204)	(55,693)
Amortization of intangible assets	1,416	1,040
Income from operating affiliates	(2,453)	(4,927)
Foreign exchange losses (gains) included in net income	8,788	(4,347)
Amortization of premium on fixed maturities	6,747	4,117
Change in:
Premiums receivable	(409,847)	(393,543)
Deferred acquisition costs	(79,540)	(68,098)
Prepaid reinsurance premiums	(110,711)	(115,112)
Loss reserves recoverable	(205)	21,832
Paid losses recoverable	10,976	43,054
Income taxes recoverable	(10,759)	—
Deferred tax asset	(7,132)	—
Accrued investment income	1,558	2,366
Other assets	(53,575)	13,558
Reserve for losses and loss expenses	(22,700)	(105,842)
Unearned premiums	461,615	449,238
Reinsurance balances payable	(24,646)	57,765
Deferred tax liability	7,585	3,551
Accounts payable and accrued expenses	(147,978)	(95,997)
Net cash used in operating activities	(228,541)	(44,427)

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	1,190,559	984,356
Proceeds on maturities of investments	93,732	124,716
Purchases of fixed maturities	(1,163,707)	(782,290)
Purchases of short-term investments, net	(133,104)	(107,437)
(Purchases) sales of other investments, net	(29,291)	7,059
Increase in securities lending collateral	(4,867)	(1,485)
Investment in operating affiliates	(1,070)	—
Redemption from operating affiliates	24,150	43,366
Investment in investment affiliates	(19,700)	—
(Increase) decrease in restricted cash	(13,420)	91,274
Net cash (used in) provided by investing activities	(56,718)	359,559

Cash flows provided by (used in) financing activities
Proceeds on issuance of notes payable to operating affiliates	621,864	154,028
Repayments on notes payable to operating affiliates	(365,883)	(184,628)
Issuance of common shares, net	4,005	2,030
Purchases of common shares under share repurchase program	(58,108)	(197,339)
Dividends paid	(28,217)	(29,330)
Increase in securities lending payable	4,867	1,485
Third party investment in redeemable noncontrolling interest	15,700	—
Third party redemption of redeemable noncontrolling interest	—	(10,496)
Net cash provided by (used in) financing activities	194,228	(264,250)

Effect of foreign currency rate changes on cash and cash equivalents	(15,080)	4,890

Net (decrease) increase in cash	(106,111)	55,772

Cash and cash equivalents - beginning of period	$577,240	$734,148

Cash and cash equivalents - end of period	$471,129	$789,920

Taxes paid during the period	$7,187	$152

Interest paid during the period	$19,188	$19,174
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

1. Basis of preparation and consolidation
These unaudited Consolidated Financial Statements (the "Consolidated Financial Statements") include Validus Holdings, Ltd. and its wholly and majority owned subsidiaries (together the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (the "SEC").
In the opinion of management, these Consolidated Financial Statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. The Consolidated Statement of Cash Flows for the three months ended March 31, 2014 includes a revision to increase net cash provided by investing activities by $94,768. There are no changes to the sub-totals of net cash used in operating activities, financing activities or the effect of foreign currency rate changes on cash and cash equivalents. This revision resulted in an increase in net cash of $94,768 for the three months ended March 31, 2014.
The effect of this revision does not impact any per-share amounts or other components of equity or net assets in the statement of financial position in the prior period presented. The Company does not believe this revision is material to the prior period. The Company has revised these prior period amounts to provide comparability with current period cash flows. All significant intercompany accounts and transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results for a full year.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

In February 2015, the FASB issued Accounting Standard Update 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis” (ASU 2015-02). The amendments in this update modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. The amendment also eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The amendment also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this guidance; however, it could have a material impact on the Company’s Consolidated Financial Statements.
In April 2015, the FASB issued Accounting Standard Update 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). The amendments in this Update simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of this guidance; however, it will not have a material impact on the Company's Consolidated Financial Statements.

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
The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments at March 31, 2015 were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$768,112	$3,867	$(278)	$771,701
Non-U.S. government and government agency	244,372	1,771	(2,610)	243,533
U.S. states, municipalities and political subdivisions	347,348	3,749	(254)	350,843
Agency residential mortgage-backed securities	522,951	11,725	(442)	534,234
Non-agency residential mortgage-backed securities	32,393	360	(645)	32,108
U.S. corporate	1,436,724	10,929	(1,507)	1,446,146
Non-U.S. corporate	509,705	4,827	(3,951)	510,581
Bank loans	464,761	1,417	(4,838)	461,340
Catastrophe bonds	129,711	556	(3,050)	127,217
Asset-backed securities	702,298	2,755	(788)	704,265
Commercial mortgage-backed securities	300,068	2,828	(385)	302,511
Total fixed maturities	5,458,443	44,784	(18,748)	5,484,479
Total short-term investments (a)	1,183,410	11	(79)	1,183,342
Other investments
Fund of hedge funds	1,915	76	(921)	1,070
Preferred stock	2,945	60	—	3,005
Hedge funds (b)	595,753	95,124	(129,559)	561,318
Private equity investments	48,140	5,831	(1,119)	52,852
Investment funds	253,453	561	—	254,014
Mutual funds	6,199	3,537	—	9,736
Total other investments	908,405	105,189	(131,599)	881,995
Total investments including assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	$7,550,258	$149,984	$(150,426)	$7,549,816
Assets managed on behalf of operating affiliates (a)	(751,473)	—	—	(751,473)
Catastrophe bonds	(129,711)	(556)	3,050	(127,217)
Noncontrolling interest (b)	(525,330)	(79,346)	116,603	(488,073)
Total investments, excluding assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	$6,143,744	$70,082	$(30,773)	$6,183,053

(a)
Included in the short-term investments balance are assets managed in support of AlphaCat's fully collateralized reinsurance transactions. Also, included in the short-term investments balance are investments held by one AlphaCat ILS fund which is consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

(b)
Included in the hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2014 were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$759,232	$1,755	$(901)	$760,086
Non-U.S. government and government agency	279,493	1,215	(1,980)	278,728
U.S. states, municipalities and political subdivisions	448,668	1,780	(825)	449,623
Agency residential mortgage-backed securities	520,685	9,697	(1,151)	529,231
Non-agency residential mortgage-backed securities	37,954	369	(516)	37,807
U.S. corporate	1,500,963	3,960	(5,217)	1,499,706
Non-U.S. corporate	564,386	2,765	(3,989)	563,162
Bank loans	457,537	200	(8,733)	449,004
Catastrophe bonds	75,822	768	(926)	75,664
Asset-backed securities	647,422	1,250	(1,190)	647,482
Commercial mortgage-backed securities	242,332	598	(692)	242,238
Total fixed maturities	5,534,494	24,357	(26,120)	5,532,731
Total short-term investments (a)	1,051,222	13	(161)	1,051,074
Other investments
Fund of hedge funds	2,570	125	(920)	1,775
Preferred stock	6,535	—	(201)	6,334
Hedge funds (b)	570,371	60,792	(134,203)	496,960
Private equity investments	48,995	4,987	(611)	53,371
Investment funds	244,506	437	(111)	244,832
Mutual funds	6,199	3,540	—	9,739
Total other investments	879,176	69,881	(136,046)	813,011
Total investments including assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	$7,464,892	$94,251	$(162,327)	$7,396,816
Assets managed on behalf of operating affiliates (a)	(696,924)	—	—	(696,924)
Catastrophe bonds	(75,822)	(768)	926	(75,664)
Noncontrolling interest (b)	(502,830)	(48,446)	120,782	(430,494)
Total investments, excluding assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	$6,189,316	$45,037	$(40,619)	$6,193,734

(a)
Included in the short-term investments balance are assets managed in support of AlphaCat's fully collateralized reinsurance transactions. Also, included in the short-term investments balance are investments held by one AlphaCat ILS fund which is consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$2,473,674	45.1%	$2,494,239	45.1%
AA	660,150	12.0%	848,226	15.4%
A	1,087,156	19.8%	1,086,091	19.6%
BBB	570,464	10.4%	505,208	9.1%
Total investment-grade fixed maturities	4,791,444	87.3%	4,933,764	89.2%

BB	307,561	5.6%	362,972	6.6%
B	247,983	4.5%	145,240	2.6%
CCC	4,365	0.1%	12,733	0.2%
CC	3,286	0.1%	3,926	0.1%
C	—	—%	1,344	—%
D/NR	129,840	2.4%	72,752	1.3%
Total non-investment grade fixed maturities	693,035	12.7%	598,967	10.8%
Total fixed maturities	$5,484,479	100.0%	$5,532,731	100.0%
The amortized cost and estimated fair value amounts for fixed maturities held at March 31, 2015 and December 31, 2014 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$291,651	$292,276	$312,843	$313,248
Due after one year through five years	2,921,246	2,928,600	3,163,225	3,159,200
Due after five years through ten years	571,599	572,771	497,175	491,870
Due after ten years	116,237	117,716	112,858	111,655
	3,900,733	3,911,363	4,086,101	4,075,973
Asset-backed and mortgage-backed securities	1,557,710	1,573,116	1,448,393	1,456,758
Total fixed maturities	$5,458,443	$5,484,479	$5,534,494	$5,532,731

(b)	Net investment income
Net investment income was derived from the following sources:

	Three Months Ended
	March 31, 2015	March 31, 2014
Fixed maturities and short-term investments	$29,239	$23,297
Other investments	3,188	—
Restricted cash and cash and cash equivalents	435	1,957
Securities lending income	3	2
Total gross investment income	32,865	25,256
Investment expenses	(1,844)	(1,894)
Total net investment income	$31,021	$23,362
Net investment income from other investments includes distributed and undistributed net income from certain investment funds.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Net realized gains and change in net unrealized gains on investments
The following represents an analysis of net realized gains and the change in net unrealized gains on investments:

	Three Months Ended
	March 31, 2015	March 31, 2014
Fixed maturities, short-term and other investments
Gross realized gains	$6,309	$5,296
Gross realized (losses)	(2,140)	(1,556)
Net realized gains on investments	4,169	3,740
Change in net unrealized gains on investments (a)	72,204	55,693
Total net realized and change in net unrealized gains on investments including assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	76,373	59,433
Assets managed on behalf of operating affiliates	—	—
Catastrophe bonds	2,336	797
Noncontrolling interest (a)	(35,079)	(42,002)
Total net realized and change in net unrealized gains on investments excluding assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	$43,630	$18,228

(a)
Includes the change in net unrealized gains on investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and is included in the Consolidated Statements of Comprehensive Income as net loss (income) attributable to noncontrolling interest.

(d)	Pledged investments
The following tables outline investments and cash pledged as collateral under the Company's credit facilities. For further details on the credit facilities, please refer to Note 12: “Debt and financing arrangements.”

	March 31, 2015
Description	Commitment	Issued and Outstanding	Investments and cash pledged as collateral
$400,000 syndicated unsecured letter of credit facility	$400,000	$—	$—
$525,000 syndicated secured letter of credit facility	525,000	268,907	400,774
$30,000 secured bi-lateral letter of credit facility	30,000	14,747	27,019
Talbot FAL facility	25,000	25,000	31,221
PaCRe senior secured letter of credit facility	10,000	39	—
AlphaCat Re secured letter of credit facility	30,000	30,000	30,097
IPC bi-lateral facility	25,000	12,543	100,549
$230,000 Flagstone bi-lateral facility	230,000	209,070	373,664
Total	$1,275,000	$560,306	$963,324

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2014
Description	Commitment	Issued and Outstanding	Investments and cash pledged as collateral
$400,000 syndicated unsecured letter of credit facility	$400,000	$—	$—
$525,000 syndicated secured letter of credit facility	525,000	276,455	395,750
$200,000 secured bi-lateral letter of credit facility	200,000	15,649	35,645
Talbot FAL facility	25,000	25,000	31,048
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Re secured letter of credit facility	30,000	30,000	30,078
IPC bi-lateral facility	40,000	15,897	99,437
$375,000 Flagstone bi-lateral facility	375,000	198,389	430,782
Total	$1,605,000	$561,684	$1,022,740
In addition, $3,267,654 of cash and cash equivalents, restricted cash, short-term investments and fixed maturities were pledged during the normal course of business as at March 31, 2015 (December 31, 2014: $3,150,295). Of those, $3,208,722 were held in trust (December 31, 2014: $3,122,074). Pledged assets are generally for the benefit of the Company's cedants and policyholders, to support AlphaCat's fully collateralized reinsurance transactions and to facilitate the accreditation of Talbot as an alien insurer/reinsurer by certain regulators.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At March 31, 2015, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. government and government agency	$—	$771,701	$—	$771,701
Non-U.S. government and government agency	—	243,533	—	243,533
U.S. states, municipalities and political subdivisions	—	350,843	—	350,843
Agency residential mortgage-backed securities	—	534,234	—	534,234
Non-agency residential mortgage-backed securities	—	32,108	—	32,108
U.S. corporate	—	1,446,146	—	1,446,146
Non-U.S. corporate	—	510,581	—	510,581
Bank loans	—	381,621	79,719	461,340
Catastrophe bonds	—	124,217	3,000	127,217
Asset-backed securities	—	704,265	—	704,265
Commercial mortgage-backed securities	—	302,511	—	302,511
Total fixed maturities	—	5,401,760	82,719	5,484,479
Total short-term investments (a)	1,084,139	92,389	6,814	1,183,342
Other investments
Fund of hedge funds	—	—	1,070	1,070
Preferred stock	—	3,005	—	3,005
Hedge funds (b)	—	—	561,318	561,318
Private equity investments	—	—	52,852	52,852
Investment funds	—	91,131	162,883	254,014
Mutual funds	—	9,736	—	9,736
Total other investments	—	103,872	778,123	881,995
Total investments including assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	$1,084,139	$5,598,021	$867,656	$7,549,816
Assets managed on behalf of operating affiliates (a)	(751,473)	—	—	(751,473)
Catastrophe bonds	—	(124,217)	(3,000)	(127,217)
Noncontrolling interest (b)	—	—	(488,073)	(488,073)
Total investments, excluding assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	$332,666	$5,473,804	$376,583	$6,183,053

(a)
Included in the short-term investments balance are assets managed in support of AlphaCat's fully collateralized reinsurance transactions. Also, included in the short-term investments balance are investments held by one AlphaCat ILS fund which is consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

(b)
Included in the hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At December 31, 2014, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. government and government agency	$—	$760,086	$—	$760,086
Non-U.S. government and government agency	—	278,728	—	278,728
U.S. states, municipalities and political subdivisions	—	449,623	—	449,623
Agency residential mortgage-backed securities	—	529,231	—	529,231
Non-agency residential mortgage-backed securities	—	37,807	—	37,807
U.S. corporate	—	1,499,706	—	1,499,706
Non-U.S. corporate	—	563,162	—	563,162
Bank loans	—	416,256	32,748	449,004
Catastrophe bonds	—	70,664	5,000	75,664
Asset-backed securities	—	647,482	—	647,482
Commercial mortgage-backed securities	—	242,238	—	242,238
Total fixed maturities	—	5,494,983	37,748	5,532,731
Total short-term investments (a)	942,716	108,358	—	1,051,074
Other investments
Fund of hedge funds	—	—	1,775	1,775
Preferred stock	—	6,334	—	6,334
Hedge funds (b)	—	—	496,960	496,960
Private equity investments	—	—	53,371	53,371
Investment fund	—	140,045	104,787	244,832
Mutual funds	—	9,739	—	9,739
Total other investments	—	156,118	656,893	813,011
Total investments including assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	$942,716	$5,759,459	$694,641	$7,396,816
Assets managed on behalf of operating affiliates (a)	(696,924)	—	—	(696,924)
Catastrophe bonds	—	(70,664)	(5,000)	(75,664)
Noncontrolling interest (b)	—	—	(430,494)	(430,494)
Total investments, excluding assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	$245,792	$5,688,795	$259,147	$6,193,734

(a)
Included in the short-term investments balance are assets managed in support of AlphaCat's fully collateralized reinsurance transactions. Also, included in the short-term investments balance are investments held by one AlphaCat ILS fund which is consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

(b)
Included in the hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

At March 31, 2015, Level 3 investments excluding the noncontrolling interests totaled $376,583 (December 31, 2014: $259,147), representing 6.1% (December 31, 2014: 4.2%) of total investments, excluding assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interests, measured at fair value on a recurring basis.

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
Short term investments
Short term investments consist primarily of highly liquid securities, all with maturities of less than one year from the date of purchase. The fair value of the Company's portfolio of short term investments is generally determined using amortized cost which approximates fair value. The Company has determined that, other than highly liquid money market-type funds, the majority of the remaining securities are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their amortized cost approximates fair value. To the extent that these valuations are based on significant unobservable inputs, the relevant short term investments will be classified as a Level 3 asset.
Preferred stock
The Company's preferred stock portfolio contains preferred term securities typically sold by non-public financial services companies, through a collateralized debt obligation product and are classified as Level 2 assets. The fair value of these investments is determined based on quoted market prices in active markets.
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
Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. The Company's hedge funds, a fund of hedge funds, private equity investments, certain bank loans, an investment fund and certain catastrophe bonds are the only financial instruments in this category as at March 31, 2015. For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the fund administrators and investment managers to ensure that the hedge fund investments are following fair value principles consistent with U.S. GAAP in determining the net asset value (“NAV”).
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
Fund of hedge funds
The fund of hedge funds includes a side pocket. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund's administrator provides a monthly reported NAV with a one month delay in its valuation which was used as a basis for fair value measurement in the Company's March 31, 2015 Consolidated Balance Sheet. The fund manager has provided an estimate of the fund NAV at March 31, 2015 based on the estimated performance provided from the underlying funds. To determine the reasonableness of the estimated NAV, the Company compares the one month delayed fund administrator's NAV to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset.
Hedge funds
The hedge funds were valued at $561,318 at March 31, 2015 (December 31, 2014: $496,960). The hedge funds consist of investments in five Paulson & Co. managed funds (the "Paulson hedge funds") and one hedge fund assumed in the acquisition of Flagstone Reinsurance Holdings, S.A. (the "Flagstone Acquisition") (the "Flagstone hedge fund").
The Paulson hedge funds' administrator provides monthly reported NAVs with a one month delay in its valuation which was used as a partial basis for fair value measurement in the Company's March 31, 2015 Consolidated Balance Sheet. The fund manager provides an estimate of the NAV as at March 31, 2015 based on estimated performance. The Company adjusts fair value to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the fund manager's estimated NAV and the fund administrator's NAV. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. Historically, the Company's valuation estimates have not materially differed from the subsequent NAVs.
The Flagstone hedge fund's administrator provides quarterly NAVs with a three-month delay in valuation which was used as a basis for fair value measurement in the Company's March 31, 2015 Consolidated Balance Sheet.
As these valuation techniques incorporate both observable and significant unobservable inputs, both the Paulson hedge funds and the Flagstone hedge fund are classified as Level 3 assets. The Paulson hedge funds are subject to quarterly liquidity.
Private equity investments
The private equity funds provide quarterly or semi-annual partnership capital statements with a three or six month delay which are used as a basis for valuation in the Company's March 31, 2015 Consolidated Balance Sheet. These private equity investments vary in investment strategies and are not actively traded in any open markets. As this valuation technique can incorporate significant unobservable inputs, the private equity investments are classified as Level 3 assets.
Investment funds
Investment funds classified as Level 3 assets consists of one structured securities fund that invests across asset backed securities, residential mortgage backed securities and commercial mortgage backed securities. The fair value of units in the investment fund is based on the NAV of the fund as reported by the independent fund administrator. The fund's administrator provides a monthly reported NAV with a one-month delay in its valuation which was used as a basis for fair value measurement in the Company's March 31, 2015 Consolidated Balance Sheet. As this valuation technique incorporates both observable and significant unobservable inputs, the investment fund investment is classified as a Level 3 asset.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015	March 31, 2014
Level 3 investments - Beginning of period	$694,641	$576,871
Purchases	145,789	—
Sales	(7,602)	(3,589)
Settlements	(3,995)	—
Net realized (losses) gains	(11)	10
Change in net unrealized gains	38,834	49,326
Transfers into Level 3	—	6,703
Level 3 investments - End of period	$867,656	$629,321
Catastrophe Bonds	(3,000)	—
Noncontrolling interest (a)	(488,073)	(531,403)
Level 3 investments - End of period excluding catastrophe bonds and noncontrolling interest	$376,583	$97,918

(a)
Includes Level 3 investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

There have not been any transfers into or out of Levels 1, 2 and 3 during the three months ended March 31, 2015. During the three months ended March 31, 2014 there was a transfer of investments from Level 2 into Level 3 of the fair value hierarchy. This transfer was due to a reassessment of the extent of unobservable inputs used in establishing the fair value of certain catastrophe bonds.
5. Investments in affiliates
The following table presents the Company's investments in affiliates as at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Investment affiliates	$85,982	$63,506
Operating affiliates	177,350	197,977
Investments in affiliates	$263,332	$261,483

(a)	Investment affiliate
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
On October 2, 2014, the Company assumed an additional investment in the Aquiline II Partnership as part of the Western World acquisition representing a total capital commitment of $10,000. This interest is also governed by the terms of the Aquiline II Limited Partnership Agreement.
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
The following table presents a reconciliation of the beginning and ending investment in the Company's investment affiliates balance for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015	March 31, 2014
Investment affiliates, beginning of period	$63,506	$34,500
Capital contributions	19,700	—
Income from investment affiliate	2,776	5,348
Investment affiliates, end of period	$85,982	$39,848
The following table presents the Company's investment in the Partnerships as at March 31, 2015:

	Investment in investment affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
Aquiline Financial Services Fund II L.P.	$56,563	—%	8.1%	$71,844
Aquiline Financial Services Fund III L.P.	$14,138	—%	13.7%	$14,138
Total	$70,701			$85,982
The following table presents the Company's investment in the Partnership as at December 31, 2014:

	Investment in investment affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
Aquiline Financial Services Fund II L.P.	$51,001	—%	8.1%	$63,506

(b)	Operating affiliates
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
AlphaCat Re 2011 is now considered "off-risk" as the risk periods for all reinsurance contracts written have expired. As a result, partial returns of investment have been made to the investors of AlphaCat Re 2011.The Company's portion of the returns made during the three months ended March 31, 2015 and 2014 are included in the tables below.

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
AlphaCat Re 2012 is now considered "off-risk" as the risk periods for all reinsurance contracts written have expired. As a result, partial returns of investment have been made to the investors of AlphaCat Re 2012.The Company's portion of the returns made during the three months ended March 31, 2015 and 2014 are included in the tables below.
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
AlphaCat 2013 is now considered "off-risk" as the risk periods for all risk-linked instruments have expired. As a result, partial returns of investment have been made to the investors of AlphaCat 2013. The Company's portion of the returns made during the three months ended March 31, 2015 and 2014 are included in the tables below.
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
The risk periods for a majority of the AlphaCat 2014 risk-linked instruments have expired. As a result, partial returns of investment have been made to the investors of AlphaCat 2014. The Company's portion of the returns made during the three months ended March 31, 2015 are included in the table below.
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
BetaCat ILS funds
The BetaCat ILS funds invest exclusively in catastrophe bonds (principal-at-risk variable rate notes and other event-linked securities, being referred to collectively as “Cat Bonds”) focused on property and casualty risk issued under Rule 144A of the Securities Act of 1933, following a passive buy-and-hold investment strategy. One of the funds is a variable interest entity and is consolidated by the Company as the primary beneficiary. The remaining fund is consolidated by the Company as it owns all of the voting equity interest. The Company's maximum exposure to either of the funds is the amount of capital invested at any given time. As at March 31, 2015, no third party subscriptions had been received.
The following tables present a reconciliation of the beginning and ending investment in operating affiliates for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat 2014	AlphaCat 2015	AlphaCat ILS funds	Total
As at December 31, 2014	$4,606	$735	$1,068	$28,085	$25,600	$137,883	$197,977
Purchase of shares	—	—	—	—	—	1,070	1,070
Return of investment	—	—	—	(24,150)	—	—	(24,150)
Income from operating affiliates	(10)	(25)	(14)	(100)	1,316	1,286	2,453
As at March 31, 2015	$4,596	$710	$1,054	$3,835	$26,916	$140,239	$177,350

	Three Months Ended March 31, 2014
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at December 31, 2013	$9,809	$1,313	$51,744	$21,982	$21,895	$106,743
Return of investment	(5,825)	—	(37,541)	—	—	(43,366)
Fair value of retained interest on deconsolidation of AlphaCat ILS fund	—	—	—	—	113,455	113,455
Income from operating affiliates	193	(36)	1,475	1,611	1,684	4,927
As at March 31, 2014	$4,177	$1,277	$15,678	$23,593	$137,034	$181,759

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the Company's investments in AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014, AlphaCat 2015 and the AlphaCat ILS funds in the Consolidated Financial Statements as at March 31, 2015:

	Investment in operating affiliates
	Cost	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$4,596	43.7%	22.3%	$4,596
AlphaCat Re 2012	710	49.0%	37.9%	710
AlphaCat 2013	1,054	40.9%	19.7%	1,054
AlphaCat 2014	3,835	42.3%	19.6%	3,835
AlphaCat 2015	25,600	40.0%	20.0%	26,916
AlphaCat ILS funds	134,161	n/a	(a)	140,239
Total	$169,956			$177,350

(a)	Equity ownership in the funds was 7.6%, 25.2% and 9.1%, respectively as at March 31, 2015.
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

(c)	Notes payable and (income) attributable to operating affiliates
Notes are issued during the course of a year by AlphaCat Master Fund and AlphaCat Re to AlphaCat 2014, AlphaCat 2015 and the AlphaCat ILS funds (collectively the "feeder funds") in order to fund the purchase of capital market products and to write collateralized reinsurance on their behalf. The underlying capital market products and collateralized reinsurance typically have at least a twelve month duration; however, they do not have a stated maturity date. Since repayment is dependent on the settlement of the underlying transactions, the notes are subsequently redeemed as the underlying transactions are settled. The Company’s investments in the feeder funds, together with investments made by third parties, are provided as consideration for these notes to AlphaCat Master Fund and AlphaCat Re, which are consolidated in the Company’s Consolidated Financial Statements. The effective economic interest in AlphaCat Master Fund and AlphaCat Re that results from these transactions is represented on the Consolidated Balance Sheet as notes payable to operating affiliates. The subsequent income or loss generated by the relevant capital market products or collateralized reinsurance is transferred to the operating affiliates as (income) loss attributable to operating affiliate investors in the Company’s Consolidated Statements of Comprehensive Income. The notes do not have any principal amount, since the final amount payable is dependent on the income or loss. To the extent that the (income) loss attributable to operating affiliate investors has not been returned to investors, it is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables present a reconciliation of the beginning and ending notes payable to operating affiliates for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	AlphaCat 2013	AlphaCat 2014	AlphaCat 2015	AlphaCat ILS funds	Total
As at December 31, 2014	$—	$157,384	$—	$514,081	$671,465
Issuance of notes payable to operating affiliates	—	—	137,540	484,324	621,864
Redemption of notes payable to operating affiliates	—	(148,893)	—	(216,990)	(365,883)
Foreign exchange gain	—	(310)	(246)	(7,206)	(7,762)
As at March 31, 2015	$—	$8,181	$137,294	$774,209	$919,684

	Three Months Ended March 31, 2014
	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at December 31, 2013	$223,809	$—	$215,463	$439,272
Notes payable to operating affiliates recognized on deconsolidation of AlphaCat ILS fund	—	—	178,837	178,837
Issuance of notes payable to operating affiliates	—	149,707	184,737	334,444
Redemption of notes payable to operating affiliates	(175,349)	—	(215,766)	(391,115)
Foreign exchange (gain) loss	(297)	109	123	(65)
As at March 31, 2014	$48,163	$149,816	$363,394	$561,373
The portion of notes payable to operating affiliates that were due to the Company, as an investor in the affiliates, and third party investors as at March 31, 2015 amounted to $152,891 and $766,793, respectively (December 31, 2014: $148,264 and $523,201).
The following table presents the (income) attributable to operating affiliate investors for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015	March 31, 2014
AlphaCat 2013	$1	$(10,476)
AlphaCat 2014	(156)	(10,789)
AlphaCat 2015	(8,773)	—
AlphaCat ILS funds	(14,278)	(10,445)
(Income) attributable to operating affiliate investors	$(23,206)	$(31,710)
The portion of income attributable to operating affiliate investors that was due to the Company, as an investor in the affiliates, and third party investors for the three months ended March 31, 2015 amounted to $3,444 and $19,762, respectively (2014: $6,472 and $25,238).

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
The following tables present a reconciliation of the beginning and ending balances of redeemable noncontrolling interest and noncontrolling interest for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at December 31, 2014	$79,956	$458,595	$538,551
Issuance of shares	15,700	—	15,700
Income attributable to noncontrolling interest	3,121	35,856	38,977
As at March 31, 2015	$98,777	$494,451	$593,228

	Three Months Ended March 31, 2014
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at December 31, 2013	$86,512	$497,657	$584,169
Income attributable to noncontrolling interest	232	43,277	43,509
Adjustment to noncontrolling interest as a result of deconsolidation	(78,354)	—	(78,354)
As at March 31, 2014	$8,390	$540,934	$549,324
7. Derivative instruments
The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures and interest rate exposures. As at March 31, 2015, the Company held foreign currency forward contracts to mitigate the risk of fluctuations in the U.S. dollar against a number of foreign currencies. As at March 31, 2015, the Company held two interest rate swaps to fix the payment of interest on the Company's 2006 and 2007 Junior Subordinated Deferrable Debentures, as well as three interest rate swaps and one cross-currency interest rate swap to fix the payment of interest and mitigate the foreign exchange rate impact on Flagstone's 2006 and 2007 Junior Subordinated Deferrable Debentures.
As at March 31, 2015, the Company held one foreign currency forward contract to mitigate the risk of fluctuations in the U.S. dollar against the Euro that was not designated as a hedging instrument.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments on the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014:

	As at March 31, 2015			As at December 31, 2014
Derivatives not designated as hedging instruments:	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$22,039	$—	$225	$26,755	$1,685	$—

(a)
Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses respectively on the Consolidated Balance Sheets. The net impact on earnings during the three months ended March 31, 2015, recognized in income within other income, relating to the foreign currency forward contract that was not designated as a hedging instrument was $1 (2014: $nil).

The following table summarizes information on the classification and amount of the fair value of derivatives designated as hedging instruments on the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014:

	As at March 31, 2015			As at December 31, 2014
Derivatives designated as hedging instruments:	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$202,779	$584	$9,384	$189,026	$401	$3,136
Interest rate swap contracts	$552,263	$21	$1,915	$552,263	$25	$1,169

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses respectively on the Consolidated Balance Sheets.

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
The following table provides the total impact on earnings, recognized in income within foreign exchange gains (losses), relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the three months ended March 31, 2015 and 2014:

	Three Months Ended
Foreign currency forward contracts	March 31, 2015	March 31, 2014
Amount of (loss) gain recognized in income on derivative	$(10,113)	$3,303
Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	$10,113	$(3,303)
Amount of gain (loss) recognized in income on derivative (ineffective portion)	$—	$—

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
The following table provides the total impact on other comprehensive income (loss) and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the three months ended March 31, 2015 and 2014:

	Three Months Ended
Interest rate swap contracts	March 31, 2015	March 31, 2014
Amount of effective portion recognized in other comprehensive income	$4,040	$3,208
Amount of effective portion subsequently reclassified to earnings	$(3,239)	$(3,208)
Amount of ineffective portion excluded from effectiveness testing	$(801)	$—
The above balances relate to interest payments and have therefore been classified as finance expenses in the Consolidated Statements of Comprehensive Income.

(d)	Balance sheet offsetting
There was no balance sheet offsetting activity as at March 31, 2015 or December 31, 2014.
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
The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015	March 31, 2014
Reserve for losses and loss expenses, beginning of period	$3,234,394	$3,030,399
Losses and loss expenses recoverable	(377,466)	(370,154)
Net reserves for losses and loss expenses, beginning of period	2,856,928	2,660,245
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	324,488	202,086
Prior years	(83,559)	(39,415)
Total incurred losses and loss expenses	240,929	162,671
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(13,100)	(7,967)
Prior years	(236,003)	(250,115)
Total net paid losses	(249,103)	(258,082)
Foreign exchange (gain) loss	(25,274)	11,818
Net reserve for losses and loss expenses, end of period	2,823,480	2,576,652
Losses and loss expenses recoverable	375,882	348,407
Reserve for losses and loss expenses, end of period	$3,199,362	$2,925,059
Incurred losses and loss expenses comprise:

	Three Months Ended
	March 31, 2015	March 31, 2014
Gross losses and loss expenses	$264,796	$181,975
Reinsurance recoverable	(23,867)	(19,304)
Net incurred losses and loss expenses	$240,929	$162,671

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
Credit risk
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better as rated by Standard & Poor's or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At March 31, 2015, 98.4% (December 31, 2014: 98.0%) of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses and $241,983 of total IBNR recoverable (December 31, 2014: $231,129)) were fully collateralized or from reinsurers rated A- or better.
Reinsurance recoverables by reinsurer as at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015		December 31, 2014
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$317,056	78.7%	$312,205	75.1%
Other reinsurers’ balances > $1 million	79,034	19.6%	94,247	22.7%
Other reinsurers’ balances < $1 million	6,826	1.7%	9,092	2.2%
Total	$402,916	100.0%	$415,544	100.0%

	March 31, 2015
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Swiss Re	AA-	$79,535	19.7%
Lloyd's Syndicates	A+	61,406	15.2%
Everest Re	A+	46,105	11.4%
Hannover Re	AA-	41,330	10.3%
Fully Collateralized	NR	29,979	7.4%
Munich Re	AA-	21,632	5.4%
Transatlantic Re	A+	11,605	2.9%
XL Re	A+	9,897	2.5%
Merrimack Mutual Fire Insurance	A+	8,076	2.0%
Hamilton Re	A-	7,491	1.9%
Total		$317,056	78.7%
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
NR: Not rated
At March 31, 2015 and December 31, 2014, the provision for uncollectible reinsurance relating to reinsurance recoverables was $4,834 and $4,755, respectively. To estimate the provision for uncollectible reinsurance, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied, especially in relation to ceded IBNR. The Company then uses default factors to determine the portion of a reinsurer’s balance deemed to be uncollectible. Default factors require considerable judgment and are determined in part using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.
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
The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. On February 3, 2015, the Board of Directors of the Company approved an increase in the Company's common share purchase authorization to $750,000. This amount is in addition to the $2,274,401 of common shares repurchased by the Company through February 3, 2015 under its previously authorized share repurchase programs.
The Company has repurchased 71,475,993 common shares for an aggregate purchase price of $2,289,409 from the inception of its share repurchase program to March 31, 2015. The Company had $734,992 remaining under its authorized share repurchase program as of March 31, 2015.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2014	155,554,224
Restricted share awards vested, net of shares withheld	14,447
Restricted share units vested, net of shares withheld	1,997
Options exercised	704,974
Warrants exercised	473,817
Direct issuance of common stock	324
Common shares issued, March 31, 2015	156,749,783
Treasury shares, March 31, 2015	(73,114,868)
Common shares outstanding, March 31, 2015	83,634,915

Common Shares
Common shares issued, December 31, 2013	154,488,497
Restricted share awards vested, net of shares withheld	18,219
Options exercised	90,019
Direct issuance of common stock	359
Common shares issued, March 31, 2014	154,597,094
Treasury shares, March 31, 2014	(63,810,857)
Common shares outstanding, March 31, 2014	90,786,237

(b)	Warrants
During the three months ended March 31, 2015, 798,575 warrants were exercised, which resulted in the issuance of 473,817 common shares. During the three months ended March 31, 2014, no warrants were exercised. Holders of the outstanding warrants are entitled to exercise the warrants in whole or in part at any time until the expiration date. The total outstanding warrants at March 31, 2015 were 4,375,538 (December 31, 2014: 5,174,114). No further warrants are anticipated to be issued.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Dividends
On February 3, 2015, the Company announced a quarterly cash dividend of $0.32 (2014: $0.30) per common share and $0.32 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on March 31, 2015 to holders of record on March 13, 2015.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

11. Stock plans

(a)	Long Term Incentive Plan and Short Term Incentive Plan
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 905,848 shares remain available for issuance at March 31, 2015. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

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
The Company has not granted any stock options since September 4, 2009.
There were no share compensation expenses in respect of options recognized for the three months ended March 31, 2015 and 2014.
Activity with respect to options for the three months ended March 31, 2015 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2014	1,160,057	$7.12	$17.74
Options exercised	(1,017,165)	7.36	16.55
Options outstanding, March 31, 2015	142,892	$5.45	$26.24

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
At March 31, 2015 and December 31, 2014, there were no unrecognized share compensation expenses in respect of options.

ii.	Restricted share awards
Restricted shares granted under the LTIP and STIP vest either pro rata or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $8,479 were recorded for the three months ended March 31, 2015 (2014: $7,001). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to unvested restricted share awards for the three months ended March 31, 2015 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2014	2,858,711	$35.81
Restricted share awards vested	(19,682)	32.25
Restricted share awards forfeited	(2,410)	41.50
Restricted share awards outstanding, March 31, 2015	2,836,619	$35.83
Activity with respect to unvested restricted share awards for the three months ended March 31, 2014 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2013	2,684,745	$33.74
Restricted share awards granted	17,533	36.81
Restricted share awards vested	(27,353)	29.31
Restricted share awards forfeited	(23,094)	34.57
Restricted share awards outstanding, March 31, 2014	2,651,831	$33.80
At March 31, 2015, there were $66,382 (December 31, 2014: $74,670) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.6 years (December 31, 2014: 2.7 years).

iii.	Restricted share units
Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $262 were recorded for the three months ended March 31, 2015 (2014: $166). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to unvested restricted share units for the three months ended March 31, 2015 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2014	103,484	$36.54
Restricted share units vested	(1,997)	38.24
Restricted share units issued in lieu of cash dividends	747	36.54
Restricted share units forfeited	(893)	35.42
Restricted share units outstanding, March 31, 2015	101,341	$36.51
Activity with respect to unvested restricted share units for the three months ended March 31, 2014 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2013	66,518	$33.74
Restricted share units issued in lieu of cash dividends	495	33.74
Restricted share units outstanding, March 31, 2014	67,013	$33.74
At March 31, 2015, there were $2,493 (December 31, 2014: $2,774) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.9 years (December 31, 2014: 3.1 years).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

iv.	Performance share awards
The performance share awards contain a performance based component. The performance component relates to the compounded growth in the Dividend Adjusted Diluted Book Value per Share (“DBVPS”) over a three-year period relative to the Company's peer group. For performance share awards granted during the period, the grant date Diluted Book Value per Share is based on the DBVPS at the end of the most recent financial reporting year. The Dividend Adjusted Performance Period End DBVPS will be the DBVPS three years after the grant date DBVPS. The fair value estimate earns over the requisite attribution period and the estimate will be reassessed at the end of each performance period which will reflect any adjustments in the consolidated statements of comprehensive income in the period in which they are determined.
Share compensation expenses of $313 were recorded for the three months ended March 31, 2015 (2014: $(20)). The negative expense is due to a reversal of expenses on unvested performance share awards based on a review of current and projected performance criteria.
Activity with respect to unvested performance share awards for the three months ended March 31, 2015 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2014	106,369	$36.03
Performance share awards outstanding, March 31, 2015	106,369	$36.03
Activity with respect to unvested performance share awards for the three months ended March 31, 2014 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2013	101,820	$33.56
Performance share awards conversion adjustment	(15,344)	$31.38
Performance share awards outstanding, March 31, 2014	86,476	$33.95
At March 31, 2015, there were $1,937 (December 31, 2014: $2,232) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 1.9 years (December 31, 2014: 2.1 years).

(b)	Total share compensation expenses
The breakdown of share compensation expenses by award type for the periods indicated was as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Restricted share awards	$8,479	$7,001
Restricted share units	262	166
Performance share awards	313	(20)
Total	$9,054	$7,147

12. Debt and financing arrangements

(a)	Financing structure
The financing structure at March 31, 2015 was:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	134,011	134,011	134,011
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	597,761	537,561	537,561
2010 Senior Notes due 2040	250,000	250,000	247,333
Total debentures and senior notes payable	847,761	787,561	784,894
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	268,907	—
$30,000 secured bi-lateral letter of credit facility	30,000	14,747	—
Talbot FAL facility	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	39	—
AlphaCat Re secured letter of credit facility	30,000	30,000	—
IPC bi-lateral facility	25,000	12,543	—
$230,000 Flagstone bi-lateral facility	230,000	209,070	—
Total credit and other facilities	1,275,000	560,306	—
Total debt and financing arrangements	$2,122,761	$1,347,867	$784,894
The financing structure at December 31, 2014 was:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	135,727	135,727	135,727
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	599,477	539,277	539,277
2010 Senior Notes due 2040	250,000	250,000	247,306
Total debentures and senior notes payable	849,477	789,277	786,583
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	276,455	—
$200,000 secured bi-lateral letter of credit facility	200,000	15,649	—
Talbot FAL facility	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Re secured letter of credit facility	30,000	30,000	—
IPC bi-lateral facility	40,000	15,897	—
$375,000 Flagstone bi-lateral facility	375,000	198,389	—
Total credit and other facilities	1,605,000	561,684	—
Total debt and financing arrangements	$2,454,477	$1,350,961	$786,583

(a)	Indicates utilization of commitment amount, not necessarily drawn borrowings.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Senior notes and junior subordinated deferrable debentures
The following table summarizes the key terms of the Company's senior notes and junior subordinated deferrable debentures as at the issuance date for each placement.

Description	Issuance date	Commitment	Maturity date	Fixed/Spread		Interest payments due
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	9.069%	(a)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$134,011	September 15, 2036	3.540%	(b)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	8.480%	(a)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	3.000%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	3.100%	(b)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(a)	Semi-annually in arrears

(a)	Fixed interest rate.

(b)	Variable interest rate is the three-month LIBOR, reset quarterly, plus spread as noted in the table.
The following table summarizes the key terms of the Company's senior notes and junior subordinated deferrable debentures as at March 31, 2015:

Description	Issuance date	Commitment	Maturity date	Fixed/Spread		Interest payments due
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	5.831%	(b)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$134,011	September 15, 2036	6.463%	(b)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	5.180%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	5.900%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	5.983%	(b)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(a)	Semi-annually in arrears

(a)	Fixed interest rate.

(b)	Interest rate has been fixed as a result of interest rate swap contracts entered into by the Company.

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
Debt issuance costs were deferred as an asset and are amortized over the life of the 2010 Senior Notes. There were no redemptions made during the three months ended March 31, 2015 and 2014.
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
Future payments of principal of $250,000 on the 2010 Senior Notes are all expected to be after 2020.
Junior subordinated deferrable debentures
The Company participated in private placements of junior subordinated deferrable interest debentures due 2036 and 2037 (respectively, the “2006 Junior Subordinated Deferrable Debentures” and “2007 Junior Subordinated Deferrable Debentures”).
Debt issuance costs for the 2006 and 2007 Junior Subordinated Deferrable Debentures were deferred as an asset and were amortized to income over the five year optional redemption periods. They are redeemable at the Company's option at par. There were no redemptions made during the three months ended March 31, 2015 and 2014.
As part of the acquisition of Flagstone, the Company assumed junior subordinated deferrable debentures due 2036 and 2037 (respectively, the “Flagstone 2006 Junior Subordinated Deferrable Debentures” and “Flagstone 2007 Junior Subordinated Deferrable Debentures”). These debentures are redeemable quarterly at par. There were no redemptions made during the three months ended March 31, 2015 and 2014.
Future payments of principal of $537,561 on the debentures discussed above are all expected to be after 2020.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

As of March 31, 2015, there were $268,907 in outstanding letters of credit under the Four Year Secured Facility (December 31, 2014: $276,455) and $nil (December 31, 2014: $nil) outstanding under the Four Year Unsecured Facility.
The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending March 31, 2012, to be increased quarterly by an amount equal to 50.0% of the Company’s consolidated net income (if positive) for such quarter plus 50.0% of the aggregate increases in the consolidated shareholders’ equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Reinsurance, Ltd. and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair).  In addition, the Credit Facilities contain customary negative covenants applicable to the Company, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type. As of March 31, 2015, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.

ii.	$25,000 Talbot FAL facility
On November 19, 2013, Validus Holdings, Ltd. (“Validus Holdings”), as Guarantor, and its wholly-owned subsidiary, Talbot Holdings Ltd. (“Talbot Holdings”), as Borrower, entered into an Amendment and Restatement Agreement relating to its $25,000 Funds-at-Lloyd’s Standby Letter of Credit Facility (the “Facility”) which amends the Facility to support underwriting capacity provided to Talbot 2002 Underwriting Ltd through Syndicate 1183 at Lloyd’s of London for the 2015 and prior underwriting years of account (the “Restated Facility”). The Restated Facility was provided and arranged by Lloyds Bank plc and ING Bank N.V., London Branch. The Restated Facility provides for the issuance of up to $25,000 (denominated in US Dollars or Pound Sterling) of secured letters of credit to be issued for the benefit of Lloyd’s of London. The existing $25,000 secured letter of credit will be extended to provide for an extended termination date covering the 2015, 2016 and prior underwriting years of account under the Restated Facility.
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
As of March 31, 2015, the Company had $25,000 (December 31, 2014: $25,000) in outstanding letters of credit under the Talbot FAL facility.
As of March 31, 2015, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL facility.

iii.	$25,000 IPC bi-lateral facility
The Company assumed an existing evergreen letter of credit facility through the acquisition of IPC Holdings, Ltd. (the "IPC bi-lateral facility"). As of March 31, 2015, there were $12,543 outstanding letters of credit issued under the IPC bi-lateral facility (December 31, 2014: $15,897). As of March 31, 2015, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC bi-lateral facility.

iv.	$30,000 secured bi-lateral letter of credit facility
The Company is party to an evergreen secured bi-lateral letter of credit facility with Citibank Europe plc (the “Secured bi-lateral letter of credit facility”). As of March 31, 2015, $14,747 (December 31, 2014: $15,649) of letters of credit were outstanding under the Secured bi-lateral letter of credit facility. The Secured bi-lateral letter of credit facility has no fixed termination date and as of March 31, 2015, and throughout the reporting periods presented, the Company is in compliance with all terms and covenants thereof. During the period ended March 31, 2015 the size of the facility was decreased to $30,000 from $200,000.

v.	$10,000 PaCRe senior secured letter of credit facility
On May 11, 2012, PaCRe and its subsidiary, PaCRe Investments, Ltd. entered into a secured evergreen credit and letter of credit facility with JPMorgan Chase Bank, N.A. This facility provides for revolving borrowings by PaCRe and for letters of credit issued by PaCRe to be used to support its reinsurance obligations in aggregate amount of $10,000. As of March 31, 2015, $39 (December 31, 2014: $294) of letters of credit were outstanding under this facility. As of March 31, 2015, and throughout the reporting periods presented, PaCRe was in compliance with all covenants and restrictions thereof.

vi.	$30,000 AlphaCat Re secured letter of credit facility
In 2013, AlphaCat Re entered into a secured evergreen letter of credit facility with Comerica Bank. This facility provided for letters of credit issued by AlphaCat Re to be used to support its reinsurance obligations in the aggregate amount of $24,800. During the period ended March 31, 2014 the size of the facility was increased to $30,000 from $24,800. As of March 31, 2015, $30,000 (December 31, 2014: $30,000) of letters of credit were outstanding under this facility. As of March 31, 2015, and throughout the reporting periods presented, AlphaCat Re was in compliance with all covenants and restrictions thereof.

vii.	$230,000 Flagstone bi-lateral facility
As part of the Flagstone Acquisition, the Company assumed an evergreen Letters of Credit Master Agreement between Citibank Europe Plc and Flagstone Reassurance Suisse, S.A. (the “Flagstone Bi-Lateral Facility”). At March 31, 2015, the Flagstone Bi-Lateral Facility had $209,070 (December 31, 2014: $198,389) letters of credit issued and outstanding. As of March 31, 2015, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Flagstone Bi-Lateral Facility. During the period ended March 31, 2015 the size of the facility was decreased to $230,000 from $375,000.

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
Finance expenses consist of interest on the junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, credit facilities fees, bank charges, AlphaCat financing fees and Talbot FAL costs as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
2006 Junior Subordinated Deferrable Debentures	$2,187	$2,187
2007 Junior Subordinated Deferrable Debentures	1,809	1,809
Flagstone 2006 Junior Subordinated Deferrable Debentures	2,218	2,223
Flagstone 2007 Junior Subordinated Deferrable Debentures	1,758	1,750
2010 Senior Notes due 2040	5,597	5,597
Credit facilities	1,707	1,559
Bank charges	98	113
AlphaCat ILS funds fees (a)	4,428	677
Talbot FAL Facility	50	(15)
Total finance expenses	$19,852	$15,900

(a)	Includes finance expenses incurred by AlphaCat Managers, Ltd. in relation to fund raising for the AlphaCat ILS funds, AlphaCat 2015, AlphaCat 2014 and AlphaCat 2013.
13. Accumulated other comprehensive loss
The changes in accumulated other comprehensive loss, by component for the three months ended March 31, 2015 and 2014 is as follows:

Three Months Ended March 31, 2015	Foreign currency items	Decrease in minimum pension liability	Losses on cash flow hedge	Total
Balance beginning of period, net of tax	$(8,118)	$(210)	$(228)	$(8,556)
Net current period other comprehensive income, net of tax	(3,019)	(265)	(801)	(4,085)
Balance end of period, net of tax	$(11,137)	$(475)	$(1,029)	$(12,641)

Three Months Ended March 31, 2014	Foreign currency items	Total
Balance beginning of period, net of tax	$(617)	$(617)
Net current period other comprehensive income, net of tax	462	462
Balance end of period, net of tax	$(155)	$(155)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

14. Commitments and contingencies

(a)	Concentrations of credit risk
The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain a minimum weighted-average portfolio credit rating of A+. In addition, the portfolio limits the amount of “risk assets,” such as non-investment grade debt and equity securities, to a maximum of 35% of shareholders’ equity. The Company also limits its exposure to any single issuer to 3.5% of its investment portfolio or less, excluding government and agency securities, depending on the credit rating of the issuer. With the exception of the Company's bank loan portfolio, which represents 6.1% of the Company's total investments as at March 31, 2015, and certain capital securities issued by investment grade corporations, the minimum credit rating of any security purchased is Baa3/BBB-. In total, investments in below investment grade securities are limited to no more than 10% of the Company's investment portfolio. As at March 31, 2015, 9.2% of the Company's total investment portfolio was below investment grade. The Company did not have an aggregate exposure to any single issuer of more than 0.9% of its investment portfolio, other than with respect to government and agency securities as at March 31, 2015.

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
The amounts of cash, investments and letters of credit provided for each year of account as follows:

	2015 Underwriting Year	2014 Underwriting Year
Talbot FAL facility	$25,000	$25,000
Group funds	570,100	450,000
Total	$595,100	$475,000
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
Whenever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company's 2015 estimated premium income at Lloyd's of £625,000, at the March 31, 2015 exchange rate of £1 equals $1.4861 and assuming the maximum 3% assessment, the Company would be assessed approximately $27,864.

(d)	Investment in affiliate commitments
As discussed in Note 5 "Investments in affiliates," on December 20, 2011 the Company entered into an Assignment and Assumption Agreement with Aquiline Capital Partners LLC, pursuant to which it assumed total capital commitments of $50,000. This interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of January 9, 2013. The Company’s remaining commitment at March 31, 2015 was $2,865 (December 31, 2014: $7,500).
On October 2, 2014, the Company assumed an additional investment in Aquiline Capital Partners II GP (Offshore) Ltd. as part of the Western World acquisition representing a total capital commitment of $10,000. This interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of January 9, 2013. The Company's remaining capital commitment at March 31, 2015 was $572 (December 31, 2014: $1,499).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

On November 7, 2014 the Company entered into a Subscription Agreement with Aquiline Capital Partners III GP (Offshore) Ltd., pursuant to which it assumed total capital commitments of $100,000 in respect of Limited Partnership Interests in Aquiline Financial Services Fund III L.P. (the "Fund"). The Limited Partnership Interests are governed by the terms of the Aquiline III Limited Partnership Agreement dated November 7, 2014. The Company’s remaining commitment at March 31, 2015 was $85,862 (December 31, 2014: $100,000).
On December 29, 2014, the Company entered into an agreement with AlphaCat 2015 pursuant to which it assumed total capital commitments of $28,000. The Company’s remaining commitment at March 31, 2015 was $2,400 (December 31, 2014: $2,400).
On December 29, 2014, the Company entered into an agreement with an AlphaCat ILS fund pursuant to which it assumed total capital commitments of $20,000. The Company’s remaining commitment at March 31, 2015 was $6,930 (December 31, 2014: $8,000).

(e)	Fixed maturity commitment
As at March 31, 2015, the Company had an outstanding commitment to participate in certain revolver loan facilities through participation agreements with an established loan originator. The undrawn amount under the revolver facility participations as at March 31, 2015 was $16,343 (December 31, 2014: $7,539).

(f)	Other investment commitments
At March 31, 2015, the Company had capital commitments in other investments of $153,000 (December 31, 2014: $153,000). The Company's remaining commitment to these investments at March 31, 2015 was $81,157 (December 31, 2014: $83,712).

(g)	Multi-Beneficiary Reinsurance Trust ("MBRT")
In December 2014, the Company established an MBRT to collateralize its (re)insurance liabilities associated with and for the benefit of U.S. domiciled cedants, and was approved as a trusteed reinsurer in the State of New Jersey. As a result, cedants domiciled in that state will receive automatic credit in their regulatory filings for reinsurance provided prospectively by the Company.

15. Related party transactions
The transactions listed below are classified as related party transactions as each counter party has either a direct or indirect shareholding in the Company.
Aquiline Capital Partners, LLC and its related companies ("Aquiline"), which hold warrants to purchase 2,756,088 shares, and have two employees on the Company's Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. ("Group Ark"). Christopher E. Watson, a director of the Company, serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three months ended March 31, 2015 of $1,870 (2014: $1,373) with $1,433 included in premiums receivable at March 31, 2015 (December 31, 2014: $335). The Company also recognized reinsurance premiums ceded during the three months ended March 31, 2015 of $29 (2014: $5) and had reinsurance balances payable of $4 at March 31, 2015 (December 31, 2014: $4). The Company recorded $1,067 of loss reserves recoverable at March 31, 2015 (December 31, 2014: $1,063). Earned premium adjustments of $783 were recorded during the three months ended March 31, 2015 (2014: $1,441).
On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. ("Conning") to manage a portion of the Company's investment portfolio. Aquiline acquired Conning on June 16, 2009. Jeffrey W. Greenberg, a director of the Company, serves as a director of Conning Holdings Corp., the parent company of Conning. Investment management fees earned by Conning for the three months ended March 31, 2015 were $285 (2014: $56), with $313 included in accounts payable and accrued expenses at March 31, 2015 (December 31, 2014: $515).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

On December 20, 2011, the Company entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which the Company has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Aquiline II Partnership") representing a total capital commitment of $50,000 (the "Aquiline II Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). On October 2, 2014, the Company assumed an additional investment in the Aquiline II Partnership as part of the Western World acquisition representing a total capital commitment of $10,000. Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital Partners LLC. For the three months ended March 31, 2015, the Company incurred $448 (2014: $nil) in partnership fees and made capital contributions of $5,562 (2014: $nil), with $nil included in accounts payable and accrued expenses at March 31, 2015 (December 31, 2014: $nil).
On November 7, 2014, the Company, entered into a Subscription Agreement (the "Subscription Agreement") with Aquiline Capital Partners III GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "Aquiline III General Partner") pursuant to which the Company is committing and agreeing to purchase limited partnership or other comparable limited liability equity interests (the "Limited Partnership Interests") in Aquiline Financial Services Fund III L.P., a Cayman Islands exempted limited partnership (the "Aquiline III Partnership"), and/or one or more Alternative Investment Vehicles and Intermediate Entities (together with the Aquiline III Partnership, the "Fund" or the "Entities") with a capital commitment (the "Aquiline III Commitment") in an amount equal to $100,000, as a limited partner in the Aquiline Financial Services III Partnership. For the three months ended March 31, 2015, the Company incurred $nil (2014: $nil) partnership fees and made capital contributions of $14,138 (2014: $nil), with $nil included in accounts payable and accrued expenses at March 31, 2015 (December 31, 2014: $nil).
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

16. Earnings per share
The following table sets forth the computation of basic and earnings per diluted share for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015	March 31, 2014
Basic earnings per share
Net income	$212,388	$205,897
Income attributable to noncontrolling interest	(38,977)	(43,509)
Net income available to Validus	173,411	162,388
Less: Dividends and distributions declared on outstanding warrants	(1,405)	(1,552)
Income available to common shareholders	$172,006	$160,836

Weighted average number of common shares outstanding	83,251,243	93,451,999

Basic earnings per share available to common shareholders	$2.07	$1.72

Earnings per diluted share
Net income	$212,388	$205,897
Income attributable to noncontrolling interest	(38,977)	(43,509)
Net income available to Validus	173,411	162,388
Less: Dividends and distributions declared on outstanding warrants	—	—
Income available to common shareholders	$173,411	$162,388

Weighted average number of common shares outstanding	83,251,243	93,451,999
Share equivalents:
Warrants	2,745,066	2,716,010
Stock options	473,424	750,369
Unvested restricted shares	1,113,396	881,141
Weighted average number of diluted common shares outstanding	87,583,129	97,799,519

Earnings per diluted share available to common shareholders	$1.98	$1.66
Share equivalents that would result in the issuance of 645 common shares (2014: 12,498) were outstanding for the three months ended March 31, 2015, but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

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
Talbot Segment
The Talbot segment focuses on a wide range of marine and energy, war, political violence, commercial property, financial lines, contingency, accident & health and aviation classes of business on an insurance or facultative reinsurance basis and principally property, aerospace and marine classes of business on a treaty reinsurance basis.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and "Corporate":

Three Months Ended March 31, 2015	Validus Re Segment	AlphaCat Segment	Talbot Segment	Western World Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$711,212	$102,564	$270,077	$56,947	$(21,302)	$1,119,498
Reinsurance premiums ceded	(113,296)	(4,538)	(91,075)	(3,233)	21,302	(190,840)
Net premiums written	597,916	98,026	179,002	53,714	—	928,658
Change in unearned premiums	(344,828)	(63,831)	43,587	14,168	—	(350,904)
Net premiums earned	253,088	34,195	222,589	67,882	—	577,754
Underwriting deductions
Losses and loss expenses	113,128	(844)	78,128	50,517	—	240,929
Policy acquisition costs	42,094	3,660	49,104	4,279	(501)	98,636
General and administrative expenses	19,509	4,002	36,494	10,627	14,396	85,028
Share compensation expenses	2,578	149	2,957	477	2,893	9,054
Total underwriting deductions	177,309	6,967	166,683	65,900	16,788	433,647

Underwriting income (loss)	$75,779	$27,228	$55,906	$1,982	$(16,788)	$144,107

Net investment income	18,776	1,585	6,305	5,303	(948)	31,021
Other insurance related income (loss)	315	5,771	54	263	(1,571)	4,832
Finance expenses	(3,871)	(4,516)	(87)	—	(11,378)	(19,852)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	90,999	30,068	62,178	7,548	(30,685)	160,108
Tax benefit (expense)	1,880	—	(883)	(3,723)	161	(2,565)
Income from operating affiliates	—	2,453	—	—	—	2,453
(Income) attributable to operating affiliate investors	—	(23,206)	—	—	—	(23,206)
Net operating income (loss)	$92,879	$9,315	$61,295	$3,825	$(30,524)	$136,790

Net realized gains (losses) on investments	1,809	(11)	871	1,500	—	4,169
Change in net unrealized gains (losses) on investments	20,578	37,535	7,911	7,138	(958)	72,204
Income from investment affiliate	1,933	—	—	843	—	2,776
Foreign exchange (losses) gains	(5,024)	(95)	(485)	—	2,053	(3,551)
Net income (loss)	$112,175	$46,744	$69,592	$13,306	$(29,429)	$212,388

Net (income) attributable to noncontrolling interest	—	(38,977)	—	—	—	(38,977)
Net income (loss) available (attributable) to Validus	$112,175	$7,767	$69,592	$13,306	$(29,429)	$173,411
Selected ratios (a):
Net premiums written / Gross premiums written	84.1%	95.6%	66.3%	94.3%		83.0%
Losses and loss expenses	44.7%	(2.5)%	35.1%	74.4%		41.7%
Policy acquisition costs	16.7%	10.7%	22.1%	6.3%		17.1%
General and administrative expenses (b)	8.7%	12.1%	17.7%	16.4%		16.3%
Expense ratio	25.4%	22.8%	39.8%	22.7%		33.4%
Combined ratio	70.1%	20.3%	74.9%	97.1%		75.1%
Total assets	$4,567,449	$1,954,260	$2,933,104	$1,512,848	$86,789	$11,054,450

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expenses ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Three Months Ended March 31, 2014	Validus Re Segment (c)	AlphaCat Segment	Talbot Segment	Corporate & Eliminations (c)	Total
Underwriting income
Gross premiums written	$666,163	$84,347	$290,695	$(29,214)	$1,011,991
Reinsurance premiums ceded	(129,817)	(3,700)	(90,605)	29,214	(194,908)
Net premiums written	536,346	80,647	200,090	—	817,083
Change in unearned premiums	(297,960)	(49,964)	13,798	—	(334,126)
Net premiums earned	238,386	30,683	213,888	—	482,957
Underwriting deductions
Losses and loss expenses	68,155	(7,860)	102,376	—	162,671
Policy acquisition costs	39,245	2,980	44,928	(1,504)	85,649
General and administrative expenses	18,195	4,128	35,149	16,973	74,445
Share compensation expenses	2,208	(10)	2,582	2,367	7,147
Total underwriting deductions	127,803	(762)	185,035	17,836	329,912

Underwriting income (loss)	$110,583	$31,445	$28,853	$(17,836)	$153,045

Net investment income	18,765	880	4,686	(969)	23,362
Other insurance related income (loss)	977	9,497	17	(2,454)	8,037
Finance expenses	(3,839)	(683)	(26)	(11,352)	(15,900)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	126,486	41,139	33,530	(32,611)	168,544
Tax benefit (expense)	578	—	130	(668)	40
Income from operating affiliates	—	4,927	—	—	4,927
(Income) attributable to operating affiliate investors	—	(31,710)	—	—	(31,710)
Net operating income (loss)	$127,064	$14,356	$33,660	$(33,279)	$141,801

Net realized (losses) gains on investments	2,446	1,225	69	—	3,740
Change in net unrealized losses on investments	11,898	45,872	2,577	(4,654)	55,693
Income from investment affiliate	5,348	—	—	—	5,348
Foreign exchange gains (losses)	(6,176)	38	(150)	(190)	(6,478)
Other income	5,793	—	—	—	5,793
Net income (loss)	$146,373	$61,491	$36,156	$(38,123)	$205,897

Net (income) attributable to noncontrolling interest	—	(43,509)	—	—	(43,509)
Net income (loss) available (attributable) to Validus	$146,373	$17,982	$36,156	$(38,123)	$162,388
Selected ratios (a):
Net premiums written / Gross premiums written	80.5%	95.6%	68.8%		80.7%
Losses and loss expenses	28.6%	(25.6)%	47.9%		33.7%
Policy acquisition costs	16.5%	9.7%	21.0%		17.7%
General and administrative expenses (b)	8.5%	13.4%	17.6%		16.9%
Expense ratio	25.0%	23.1%	38.6%		34.6%
Combined ratio	53.6%	(2.5)%	86.5%		68.3%
Total assets	$5,730,615	$1,582,014	$2,975,533	$94,788	$10,382,950

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

(c)
During the first quarter of 2015, certain intercompany reinsurance transactions were presented on a net basis for segmental reporting purposes. As a result, gross premiums written and reinsurance premiums ceded for the Validus Re segment and Corporate & Eliminations were reduced by $12,823 for the three months ended March 31, 2014 for comparative purposes. There was no impact to total gross premiums written and reinsurance premiums ceded on a consolidated basis.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three Months Ended March 31, 2015
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Western World	Eliminations	Total	%
United States	$338,819	$13,575	$28,058	$56,947	$(1,494)	$435,905	38.9%
Worldwide excluding United States (a)	34,994	5,833	34,942	—	(1,029)	74,740	6.7%
Australia and New Zealand	9,868	—	1,876	—	(155)	11,589	1.0%
Europe	24,506	1,768	13,214	—	(844)	38,644	3.5%
Latin America and Caribbean	8,878	—	22,692	—	(3,524)	28,046	2.5%
Japan	1,384	—	754	—	(13)	2,125	0.2%
Canada	2,187	194	1,698	—	(78)	4,001	0.4%
Rest of the world (b)	18,726	—	23,006	—	(2,319)	39,413	3.5%
Sub-total, non United States	100,543	7,795	98,182	—	(7,962)	198,558	17.8%
Worldwide including United States (a)	85,056	77,894	21,794	—	(11,854)	172,890	15.4%
Other location non-specific (c)	186,794	3,300	122,043	—	8	312,145	27.9%
Total	$711,212	$102,564	$270,077	$56,947	$(21,302)	$1,119,498	100.0%

	Three Months Ended March 31, 2014
	Gross Premiums Written
	Validus Re (d)	AlphaCat	Talbot	Eliminations (d)	Total	%
United States	$243,032	$8,698	$26,311	$(2,320)	$275,721	27.3%
Worldwide excluding United States (a)	58,523	7,678	37,182	(1,027)	102,356	10.0%
Australia and New Zealand	12,860	1,019	2,880	(326)	16,433	1.6%
Europe	35,878	1,301	18,791	(1,767)	54,203	5.4%
Latin America and Caribbean	14,337	—	31,239	(10,669)	34,907	3.4%
Japan	167	—	538	(61)	644	0.1%
Canada	2,547	216	3,145	(172)	5,736	0.6%
Rest of the world (b)	18,795	—	18,404	(2,387)	34,812	3.4%
Sub-total, non United States	143,107	10,214	112,179	(16,409)	249,091	24.5%
Worldwide including United States (a)	102,284	65,435	23,653	(11,418)	179,954	17.8%
Other location non-specific (c)	177,740	—	128,552	933	307,225	30.4%
Total	$666,163	$84,347	$290,695	$(29,214)	$1,011,991	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)
The Other locations non-specific category refers to business for which an analysis of exposure by geographic zone is not applicable, such as marine and aerospace risks, since these exposures can span multiple geographic areas and, in some instances, are not fixed locations.

(d)
During the first quarter of 2015, certain intercompany reinsurance transactions were presented on a net basis for segmental reporting purposes. As a result, gross premiums written for the Validus Re segment and Corporate & Eliminations were reduced by $12,823 for the three months ended March 31, 2014 for comparative purposes. There was no impact to total gross premiums written on a consolidated basis.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

18. Condensed consolidating financial information
The following tables present condensed consolidating balance sheets as at March 31, 2015 and December 31, 2014, condensed consolidating statements of comprehensive income and condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014, respectively, for Validus Holdings, Ltd. (the “Parent Guarantor”), Validus Holdings (UK) plc (the “Subsidiary Issuer”) and the non-guarantor subsidiaries of Validus Holdings, Ltd. The Subsidiary Issuer is a wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for under the equity method for purposes of the supplemental consolidating presentation and earnings of subsidiaries are reflected in the investment accounts and earnings. The Subsidiary Issuer is only allowed to issue senior notes that are fully and unconditionally guaranteed by the Parent Guarantor.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Balance Sheet As at March 31, 2015	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Assets
Fixed maturities, at fair value	$28,817	$—	$5,515,862	$(60,200)	$5,484,479
Short-term investments, at fair value	—	—	1,183,342	—	1,183,342
Other investments, at fair value	—	—	950,992	(68,997)	881,995
Cash and cash equivalents	24,148	20	446,961	—	471,129
Restricted cash	—	—	186,423	—	186,423
Total investments and cash	52,965	20	8,283,580	(129,197)	8,207,368
Investment in affiliates	—	—	263,332	—	263,332
Investment in subsidiaries on an equity basis	4,249,633	678,842	—	(4,928,475)	—
Premiums receivable	—	—	1,114,102	—	1,114,102
Deferred acquisition costs	—	—	240,835	—	240,835
Prepaid reinsurance premiums	—	—	192,694	—	192,694
Securities lending collateral	—	—	5,337	—	5,337
Loss reserves recoverable	—	—	375,882	—	375,882
Paid losses recoverable	—	—	27,034	—	27,034
Income taxes recoverable	—	—	10,597	—	10,597
Deferred tax asset	—	—	30,847	—	30,847
Receivable for investments sold	—	—	24,803	—	24,803
Intangible assets	—	—	125,508	—	125,508
Goodwill	—	—	195,897	—	195,897
Accrued investment income	115	—	23,115	—	23,230
Intercompany receivable	—	—	7,592	(7,592)	—
Other assets	2,758	—	214,226	—	216,984
Total assets	$4,305,471	$678,862	$11,135,381	$(5,065,264)	$11,054,450
Liabilities
Reserve for losses and loss expenses	$—	$—	$3,199,362	$—	$3,199,362
Unearned premiums	—	—	1,452,179	—	1,452,179
Reinsurance balances payable	—	—	101,426	—	101,426
Securities lending payable	—	—	5,803	—	5,803
Deferred tax liability	—	—	13,265	—	13,265
Payable for investments purchased	—	—	123,556	—	123,556
Accounts payable and accrued expenses	17,495	—	160,449	—	177,944
Intercompany payable	7,534	58	—	(7,592)	—
Notes payable to operating affiliates	—	—	919,684	—	919,684
Senior notes payable	247,333	—	—	—	247,333
Debentures payable	350,000	—	247,761	(60,200)	537,561
Total liabilities	$622,362	$58	$6,223,485	$(67,792)	$6,778,113
Redeemable noncontrolling interest	—	—	98,777	—	98,777
Total shareholders' equity available to Validus	3,683,109	678,804	4,318,668	(4,997,472)	3,683,109
Noncontrolling interest	—	—	494,451	—	494,451
Total liabilities, noncontrolling interests and shareholders' equity	$4,305,471	$678,862	$11,135,381	$(5,065,264)	$11,054,450

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Balance Sheet As at December 31, 2014	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Assets
Fixed maturities, at fair value	$—	$—	$5,592,931	$(60,200)	$5,532,731
Short-term investments, at fair value	—	—	1,051,074	—	$1,051,074
Other investments, at fair value	—	—	881,123	(68,112)	$813,011
Cash and cash equivalents	29,798	81	547,361	—	$577,240
Restricted cash	—	—	173,003	—	173,003
Total investments and cash	29,798	81	8,245,492	(128,312)	8,147,059
Investment in affiliates	—	—	261,483	—	261,483
Investment in subsidiaries on an equity basis	4,140,770	656,738	—	(4,797,508)	—
Premiums receivable	—	—	707,647	—	707,647
Deferred acquisition costs	—	—	161,295	—	161,295
Prepaid reinsurance premiums	—	—	81,983	—	81,983
Securities lending collateral	—	—	470	—	470
Loss reserves recoverable	—	—	377,466	—	377,466
Paid losses recoverable	—	—	38,078	—	38,078
Deferred tax asset	—	—	23,821	—	23,821
Receivable for investments sold	—	—	18,318	—	18,318
Intangible assets	—	—	126,924	—	126,924
Goodwill	—	—	195,897	—	195,897
Accrued investment income	—	—	24,865	—	24,865
Intercompany receivable	41,078	—	20	(41,098)	—
Other assets	3,239	—	161,394	—	164,633
Total assets	$4,214,885	$656,819	$10,425,153	$(4,966,918)	$10,329,939
Liabilities
Reserve for losses and loss expenses	$—	$—	$3,234,394	$—	$3,234,394
Unearned premiums	—	—	990,564	—	990,564
Reinsurance balances payable	—	—	127,128	—	127,128
Securities lending payable	—	—	936	—	936
Deferred tax liability	—	—	5,541	—	5,541
Payable for investments purchased	—	—	68,574	—	68,574
Accounts payable and accrued expenses	29,621	96	288,528	—	318,245
Intercompany payable	—	20	41,078	(41,098)	—
Notes payable to operating affiliates	—	—	671,465	—	671,465
Senior notes payable	247,306	—	—	—	247,306
Debentures payable	350,000	—	249,477	(60,200)	539,277
Total liabilities	$626,927	$116	$5,677,685	$(101,298)	$6,203,430
Redeemable noncontrolling interest	—	—	79,956	—	79,956
Total shareholders' equity available to Validus	3,587,958	656,703	4,208,917	(4,865,620)	3,587,958
Noncontrolling interest	—	—	458,595	—	458,595
Total liabilities, noncontrolling interests and shareholders' equity	$4,214,885	$656,819	$10,425,153	$(4,966,918)	$10,329,939

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Statement of Comprehensive Income For the Three Months Ended March 31, 2015	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Revenues
Net premiums earned	$—	$—	$577,754	$—	$577,754
Net investment income	57	—	31,969	(1,005)	31,021
Net realized gains on investments	—	—	4,169	—	4,169
Change in net unrealized (losses) gains on investments	(73)	—	73,162	(885)	72,204
Income from investment affiliate	—	—	2,776	—	2,776
Other insurance related income and other income	—	—	19,623	(14,791)	4,832
Foreign exchange gains (losses)	510	—	(4,061)	—	(3,551)
Total revenues	$494	$—	$705,392	$(16,681)	$689,205
Expenses
Losses and loss expenses	—	—	240,929	—	240,929
Policy acquisition costs	—	—	98,636	—	98,636
General and administrative expenses	17,543	2	82,276	(14,793)	85,028
Share compensation expenses	1,654	—	7,400	—	9,054
Finance expenses	11,858	—	8,475	(481)	19,852
Total expenses	$31,055	$2	$437,716	$(15,274)	$453,499
(Loss) income before taxes, income from operating affiliates, (income) attributable to operating affiliate investors and equity in net earnings of subsidiaries	(30,561)	(2)	267,676	(1,407)	235,706
Tax expense	—	—	(2,565)	—	(2,565)
Income from operating affiliates	—	—	2,453	—	2,453
(Income) attributable to operating affiliate investors	—	—	(23,206)	—	(23,206)
Equity in net earnings of subsidiaries	203,972	20,195	—	(224,167)	—
Net income (loss)	$173,411	$20,193	$244,358	$(225,574)	$212,388
Net (income) attributable to noncontrolling interest	—	—	(38,977)	—	(38,977)
Net income available to Validus	$173,411	$20,193	$205,381	$(225,574)	$173,411
Other comprehensive (loss)	(4,085)	—	(3,284)	3,284	(4,085)
Comprehensive income available to Validus	$169,326	$20,193	$202,097	$(222,290)	$169,326

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Statement of Comprehensive Income For the Three Months Ended March 31, 2014	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Revenues
Net premiums earned	$—	$—	$482,957	$—	$482,957
Net investment income	3	—	24,331	(972)	23,362
Net realized gains on investments	—	—	3,740	—	3,740
Change in net unrealized gains on investments	—	—	51,465	4,228	55,693
Income from investment affiliate	—	—	5,348	—	5,348
Other insurance related income and other income	—	—	31,792	(17,962)	13,830
Foreign exchange losses	(168)	—	(6,310)	—	(6,478)
Total revenues	$(165)	$—	$593,323	$(14,706)	$578,452
Expenses
Losses and loss expenses	—	—	162,671	—	162,671
Policy acquisition costs	—	—	85,649	—	85,649
General and administrative expenses	20,563	21	71,823	(17,962)	74,445
Share compensation expenses	1,308	—	5,839	—	7,147
Finance expenses	11,823	—	4,557	(480)	15,900
Total expenses	$33,694	$21	$330,539	$(18,442)	$345,812
(Loss) income before taxes, income from operating affiliates, (income) attributable to operating affiliate investors and equity in net earnings of subsidiaries	(33,859)	(21)	262,784	3,736	232,640
Tax benefit	—	—	40	—	40
Income from operating affiliates	—	—	4,927	—	4,927
(Income) attributable to operating affiliate investors	—	—	(31,710)	—	(31,710)
Equity in net earnings (losses) of subsidiaries	196,247	(748)	—	(195,499)	—
Net income (loss)	$162,388	$(769)	$236,041	$(191,763)	$205,897
Net (income) attributable to noncontrolling interest	—	—	(43,509)	—	(43,509)
Net income (loss) available (attributable) to Validus	$162,388	$(769)	$192,532	$(191,763)	$162,388
Other comprehensive income	462	—	462	(462)	462
Comprehensive income (loss) available (attributable) to Validus	$162,850	$(769)	$192,994	$(192,225)	$162,850

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2015	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Net cash provided by (used in) operating activities	$5,572	$(61)	$(234,052)	$—	$(228,541)
Cash flows provided by (used in) investing activities
Proceeds on sales of investments	—	—	1,190,559	—	1,190,559
Proceeds on maturities of investments	—	—	93,732	—	93,732
Purchases of fixed maturities	(28,902)	—	(1,134,805)	—	(1,163,707)
Purchases of short-term investments, net	—	—	(133,104)	—	(133,104)
Purchases of other investments	—	—	(29,291)	—	(29,291)
Increase in securities lending collateral	—	—	(4,867)	—	(4,867)
Investment in operating affiliates	—	—	(1,070)	—	(1,070)
Redemption from operating affiliates	—	—	24,150	—	24,150
Investment in investment affiliates	—	—	(19,700)	—	(19,700)
Increase in restricted cash	—	—	(13,420)	—	(13,420)
Return of capital from subsidiaries	100,000	—	—	(100,000)	—
Net cash provided by (used in) investing activities	71,098	—	(27,816)	(100,000)	(56,718)
Cash flows provided by (used in) financing activities
Proceeds on issuance of notes payable to operating affiliates	—	—	621,864	—	621,864
Repayments on notes payable to operating affiliates	—	—	(365,883)	—	(365,883)
Issuance of common shares, net	4,005	—	—	—	4,005
Purchases of common shares under share repurchase program	(58,108)	—	—	—	(58,108)
Dividends paid	(28,217)	—	—	—	(28,217)
Increase in securities lending payable	—	—	4,867	—	4,867
Third party investment in redeemable noncontrolling interest	—	—	15,700	—	15,700
Return of capital to parent	—	—	(100,000)	100,000	—
Net cash (used in) provided by financing activities	(82,320)	—	176,548	100,000	194,228
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(15,080)	—	(15,080)
Net decrease in cash	(5,650)	(61)	(100,400)	—	(106,111)
Cash and cash equivalents, beginning of year	29,798	81	547,361	—	577,240
Cash and cash equivalents, end of year	$24,148	$20	$446,961	$—	$471,129

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2014	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Net cash provided by (used in) operating activities	$267,177	$—	$(311,604)	$—	$(44,427)
Cash flows provided by (used in) investing activities
Proceeds on sales of investments	—	—	984,356	—	984,356
Proceeds on maturities of investments	—	—	124,716	—	124,716
Purchases of fixed maturities	—	—	(782,290)	—	(782,290)
Purchases of short-term investments, net	—	—	(107,437)	—	(107,437)
Sales of other investments	—	—	7,059	—	7,059
Increase in securities lending collateral	—	—	(1,485)	—	(1,485)
Redemption from operating affiliates	—	—	43,366	—	43,366
Decrease in restricted cash	—	—	91,274	—	91,274
Net cash provided by investing activities	—	—	359,559	—	359,559
Cash flows provided by (used in) financing activities
Proceeds on issuance of notes payable to operating affiliates	—	—	154,028	—	154,028
Repayments on notes payable to operating affiliates	—	—	(184,628)	—	(184,628)
Issuance of common shares, net	2,030	—	—	—	2,030
Purchases of common shares under share repurchase program	(197,339)	—	—	—	(197,339)
Dividends paid	(29,330)	—	—	—	(29,330)
Increase in securities lending payable	—	—	1,485	—	1,485
Third party redemption of redeemable noncontrolling interest	—	—	(10,496)	—	(10,496)
Net cash used in financing activities	(224,639)	—	(39,611)	—	(264,250)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	4,890	—	4,890
Net increase in cash	42,538	—	13,234	—	55,772
Cash and cash equivalents, beginning of year	20,385	—	713,763	—	734,148
Cash and cash equivalents, end of year	$62,923	$—	$726,997	$—	$789,920

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

19. Subsequent events
Quarterly Dividend
On May 7, 2015, the Company announced a quarterly cash dividend of $0.32 per each common share and $0.32 per common share equivalent for which each outstanding warrant is exercisable, payable on June 30, 2015 to holders of record on June 15, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company's consolidated results of operations for the three months ended March 31, 2015 and 2014 and the Company's consolidated financial condition, liquidity and capital resources as at March 31, 2015 and December 31, 2014. This discussion and analysis should be read in conjunction with the Company's unaudited Consolidated Financial Statements and notes thereto included in this filing and the Company's audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2014, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk, as well as management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
For a variety of reasons, the Company's historical financial results may not accurately indicate future performance. See "Cautionary Note Regarding Forward-Looking Statements." The Risk Factors set forth in Part I Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 present a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
Executive Overview
The Company conducts its operations worldwide through four operating segments which have been determined under U.S. GAAP segment reporting to be Validus Re, AlphaCat, Talbot and Western World. Validus Re is a Bermuda-based reinsurance segment focused on short-tail lines of reinsurance. AlphaCat is a Bermuda-based investment adviser, managing capital from third parties and the Company in insurance linked securities and other investments in the property catastrophe reinsurance space. Talbot is a specialty insurance segment, primarily operating within the Lloyd's insurance market through Syndicate 1183. Western World is a U.S. based specialty excess and surplus lines insurance segment operating within the U.S. commercial market.
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
During the January 2014 renewal season, the Validus Re and AlphaCat segments underwrote $575.2 million in gross premiums written (excluding U.S. agriculture premiums and net of intercompany eliminations between Validus Re and AlphaCat), a decrease of 3.2% from the prior period. This decrease was primarily driven by a challenging rate environment in the Company's U.S. property catastrophe business, which experienced a reduction in rates of approximately 12.5%. During the mid-year 2014 renewal period, the Validus Re segment experienced rate softening across U.S. and international property lines. In particular, although limits placed from the Florida market increased, the availability of capacity resulted in overall pricing reductions for Florida property catastrophe business. The Talbot segment experienced a whole account rate decrease of 3.8% through December 31, 2014.
During the January 2015 renewal season, the Validus Re and AlphaCat segments underwrote $540.9 million in gross premiums written (excluding U.S. agriculture premiums and net of intercompany eliminations between Validus Re and AlphaCat), a decrease of 6.0% from the prior period. This decrease was primarily driven by a challenging rate environment in the Company's U.S. and European property catastrophe business, which experienced a reduction in rates of approximately 10-15%. The Talbot segment experienced a whole account rate decrease of approximately 5% through March 31, 2015 and the Western World segment experienced a whole account rate increase of approximately 2% through March 31, 2015.

Financial Measures
The Company believes that the primary financial indicator for evaluating performance and measuring the overall growth in value generated for shareholders is book value per diluted common share. Book value per diluted common share plus accumulated dividends, together with other important financial indicators, is shown below:

	As at, or for the
	Three Months Ended March 31,		Year Ended December 31,
	2015	2014	2014
Book value per diluted common share plus accumulated dividends	$50.47	$45.56	$48.54
Book value per diluted common share	41.27	37.58	39.66
Underwriting income	144,107	153,045	526,934
Net operating income attributable to Validus	132,836	140,297	486,464
Annualized return on average equity	19.1%	17.7%	13.1%
Book value per diluted common share plus accumulated dividends is considered by management to be the primary indicator of financial performance, as we believe growth in book value on a diluted basis, plus the dividends that have accumulated, ultimately translates into the return that a shareholder will receive. Book value per diluted common share plus accumulated dividends increased by $1.93, or 4.0%, from $48.54 at December 31, 2014 to $50.47 at March 31, 2015. Cash dividends per common share are an integral part of the value created for shareholders. The Company paid quarterly cash dividends of $0.32 per common share and common share equivalent during the three months ended March 31, 2015. On May 7, 2015, the Company announced a quarterly cash dividend of $0.32 per common share and $0.32 per common share equivalent for which each outstanding warrant is exercisable, payable on June 30, 2015 to holders of record on June 15, 2015. Book value per diluted common share plus accumulated dividends is calculated based on total shareholders’ equity available to Validus plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares and options and warrants outstanding (assuming their exercise), plus accumulated dividends. Book value per diluted common share plus accumulated dividends is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Book value per diluted common share is considered by management to be a measure of returns to common shareholders, as we believe growth in book value on a diluted basis ultimately translates into growth in stock price. Book value per diluted common share after dividends paid, increased by $1.61, or 4.1%, from $39.66 at December 31, 2014 to $41.27 at March 31, 2015. Growth in book value per diluted common share inclusive of dividends was 4.9% and 4.6% for the three months ended March 31, 2015 and 2014, respectively. Book value per diluted common share is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other insurance related income, finance expenses, net realized and change in net unrealized gains (losses) on investments, foreign exchange gains (losses), other income (loss), non-recurring items and net (income) loss attributable to noncontrolling interest. The Company believes the reporting of underwriting income enhances the understanding of results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended March 31, 2015 and 2014 was $144.1 million and $153.0 million, respectively. Underwriting income is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures."
Net operating income available to Validus is defined as net income excluding net realized and change in net unrealized gains (losses) on investments, income (loss) from investment affiliate, foreign exchange gains (losses), other income (loss), non-recurring items and net operating (income) loss attributable to noncontrolling interest. This measure focuses on the underlying fundamentals of the Company's operations without the influence of gains (losses) from the sale of investments, translation of non-U.S. dollar currencies and non-recurring items. Net operating income available to Validus for the three months ended March 31, 2015 and 2014 was $132.8 million and $140.3 million, respectively. Net operating income is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Annualized return on average equity represents the return generated on common shareholders’ capital during the period. Return on average equity is calculated by dividing the net income available to Validus for the period by the average shareholders’ equity available to Validus during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances. The Company’s objective is to generate superior returns on capital that appropriately rewards shareholders for the risks assumed. The annualized return on average equity for the three months ended March 31, 2015 and 2014 was 19.1% and 17.7%, respectively.

First Quarter 2015 Summarized Consolidated Results of Operations

•	Gross premiums written for the three months ended March 31, 2015 were $1,119.5 million compared to $1,012.0 million for the three months ended March 31, 2014, an increase of $107.5 million, or 10.6%.

•	Net premiums earned for the three months ended March 31, 2015 were $577.8 million compared to $483.0 million for the three months ended March 31, 2014, an increase of $94.8 million, or 19.6%.

•	Underwriting income for the three months ended March 31, 2015 was $144.1 million compared to $153.0 million for the three months ended March 31, 2014, a decrease of $8.9 million, or 5.8%.

•
Combined ratio for the three months ended March 31, 2015 of 75.1% which included $83.6 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 14.5 percentage points compared to a combined ratio for the three months ended March 31, 2014 of 68.3% which included $39.4 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 8.2 percentage points. The favorable loss reserve development was primarily due to lower than expected emergence of attritional losses. Incurred losses for the three months ended March 31, 2015 were $240.9 million, which included $15.0 million of non-notable loss events.

•	Loss ratio for the three months ended March 31, 2015 of 41.7% compared to 33.7% for the three months ended March 31, 2014, an increase of 8.0 percentage points.

•	Loss ratios by line of business are as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Percentage Point Change
Property (a)	19.5%	14.3%	5.2
Marine	36.9%	40.1%	(3.2)
Specialty	59.9%	55.2%	4.7
Liability (a)	77.2%	—%	77.2
All lines	41.7%	33.7%	8.0
(a)    The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

•
Losses and loss expenses from notable loss events, defined as consolidated losses which aggregate to a threshold greater than or equal to $30.0 million, for both the three months ended March 31, 2015 and 2014 were $nil.

•
Losses and loss expenses from non-notable loss events, defined as consolidated losses which aggregate to a threshold greater than or equal to $15.0 million but less than $30.0 million, for the three months ended March 31, 2015 were $15.0 million compared to $nil for the three months ended March 31, 2014.

•	Net investment income for the three months ended March 31, 2015 was $31.0 million compared to $23.4 million for the three months ended March 31, 2014, an increase of $7.7 million, or 32.8%.

•
Net operating income available to Validus for the three months ended March 31, 2015 was $132.8 million compared to $140.3 million for the three months ended March 31, 2014, a decrease of $7.5 million, or 5.3%.

•
Net income available to Validus for the three months ended March 31, 2015 was $173.4 million, or $1.98 per diluted common share compared to $162.4 million or $1.66 per diluted common share for the three months ended March 31, 2014.

•	Investment yield for the three months ended March 31, 2015 was 1.83% compared to 1.42% for the three months ended March 31, 2014.

•
Annualized return on average equity and annualized net operating return on average equity for the three months ended March 31, 2015 were 19.1% and 14.6%, respectively, compared to 17.7% and 15.3% for the three months ended March 31, 2014.

•	Total investments and cash as at March 31, 2015 was $8.2 billion compared to $8.1 billion at December 31, 2014.

•	AlphaCat's assets under management were $1.9 billion as at both April 1, 2015 and January 1, 2015.

Overview of the Results of Operations for the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014.
The change in net operating income available to Validus for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is described in the following table:

Increase (decrease) to net operating income available to Validus over the three months ended March 31
(Dollars in thousands)	2015 compared to 2014
Net premiums earned	$94,797
Notable and non-notable loss events (a)	(15,000)
Incurred current year losses, excluding notable and non-notable loss events	(107,402)
Prior period loss development	44,144
Other underwriting deductions (b)	(25,477)
Underwriting income (c)	(8,938)
(Income) attributable to operating affiliate investors	8,504
Other operating expenses and income, net (d)	(4,577)
Net operating income (c)	(5,011)
Net operating (income) attributable to noncontrolling interest	(2,450)
Net operating income available to Validus (c)	$(7,461)

(a)
There were no notable loss events for either of the three months ended March 31, 2015 and 2014. Losses and loss expenses from non-notable loss events for the three months ended March 31, 2015 were $15.0 million compared to $nil for the three months ended March 31, 2014.

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

(d)	Other operating expenses and income, net, consists of net investment income, other insurance related income, finance expenses, taxes and income (loss) from operating affiliates.
Net operating income available to Validus for the three months ended March 31, 2015 was $132.8 million compared to $140.3 million for the three months ended March 31, 2014, a decrease of $7.5 million or 5.3%. The primary factors driving the decrease in net operating income available to Validus were:

•
An increase in losses and loss expenses of $122.4 million primarily due to the acquisition of Western World and a current quarter non-notable loss event of $15.0 million; offset by, an increase in favorable prior period loss development of $44.1 million; and,

•	An increase in other underwriting deductions of $25.5 million primarily due to the acquisition of Western World; offset by,

•	An increase in net premiums earned of $94.8 million primarily due to the acquisition of Western World and a significant new agriculture deal in the Validus Re segment; and,

•	A decrease in (income) attributable to operating affiliate investors of $8.5 million.
Segment Reporting
Management has determined that the Company operates in four reportable segments Validus Re, AlphaCat, Talbot and Western World.

First Quarter 2015 Results of Operations - Validus Re Segment
The following table presents results of operations for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Underwriting income
Gross premiums written	$711,212	$666,163
Reinsurance premiums ceded	(113,296)	(129,817)
Net premiums written	597,916	536,346
Change in unearned premiums	(344,828)	(297,960)
Net premiums earned	253,088	238,386

Underwriting deductions
Losses and loss expenses	113,128	68,155
Policy acquisition costs	42,094	39,245
General and administrative expenses	19,509	18,195
Share compensation expenses	2,578	2,208
Total underwriting deductions	177,309	127,803

Underwriting income (a)	75,779	110,583

Net investment income	18,776	18,765
Other insurance related income	315	977
Finance expenses	(3,871)	(3,839)

Operating income before taxes	90,999	126,486
Tax benefit	1,880	578
Net operating income (a)	$92,879	$127,064

Selected ratios:
Net premiums written / Gross premiums written	84.1%	80.5%

Losses and loss expenses	44.7%	28.6%

Policy acquisition costs	16.7%	16.5%
General and administrative expenses (b)	8.7%	8.5%
Expense ratio	25.4%	25.0%
Combined ratio	70.1%	53.6%

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

The change in net operating income for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, respectively, is described in the following table:

Increase (decrease) to net operating income over the three months ended March 31
(Dollars in thousands)	2015 compared to 2014
Net premiums earned	$14,702
Notable and non-notable loss events (a)	(15,000)
Incurred current year losses, excluding notable and non-notable loss events	(44,641)
Prior period loss development	14,668
Other underwriting deductions (b)	(4,533)
Underwriting income (c)	(34,804)
Other operating income and expenses, net (d)	619
Net operating income (c)	$(34,185)

(a)
There were no notable loss events for either of the three months ended March 31, 2015 and 2014. Losses and loss expenses from non-notable loss events for the three months ended March 31, 2015 were $15.0 million compared to $nil for the three months ended March 31, 2014.

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

(d)	Other operating income and expenses, net, consists of net investment income, other insurance related income, finance expenses and taxes.
Gross Premiums Written

	Gross Premiums Written
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Property	$219,346	$261,679	$(42,333)
Marine	133,400	152,962	(19,562)
Specialty	358,466	251,522	106,944
Total	$711,212	$666,163	$45,049
The decrease in gross premiums written in the property lines of $42.3 million was primarily due to a reduction in business written in the catastrophe excess of loss lines of $49.2 million. This decrease is driven by reductions in our participation on various programs due to the current market conditions. The decrease in gross premiums written of $19.6 million in the marine lines was due to non-renewals as a result of the current market conditions and some business historically written in marine lines being renewed in specialty lines. This decrease was offset by a $4.9 million increase in premiums from marine proportional treaties incepting in the quarter. The increase in gross premiums written in the specialty lines of $106.9 million was primarily due to a significant new agriculture deal as well as a significant increase in an existing agriculture deal, offset by various non-renewals.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$219,346	30.8%	$261,679	39.2%
Marine	133,400	18.8%	152,962	23.0%
Specialty	358,466	50.4%	251,522	37.8%
Total	$711,212	100.0%	$666,163	100.0%
The changes in mix of business are consistent with the changes in gross premiums written discussed above.

Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Property	$96,996	$112,947	$(15,951)
Marine	5,284	13,365	(8,081)
Specialty	11,016	3,505	7,511
Total	$113,296	$129,817	$(16,521)
Reinsurance premiums ceded in the property lines decreased by $16.0 million primarily as a result of renewing our main retro program at reduced rates. The decrease in reinsurance premiums ceded in the marine lines of $8.1 million is primarily due to a composite marine program being renewed in the specialty lines. The increase in reinsurance premiums ceded in the specialty lines of $7.5 million is driven by the renewal of the composite program as noted.
Net Premiums Written

	Net Premiums Written
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Property	$122,350	$148,732	$(26,382)
Marine	128,116	139,597	(11,481)
Specialty	347,450	248,017	99,433
Total	$597,916	$536,346	$61,570
The decrease in net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$122,350	55.8%	$148,732	56.8%
Marine	128,116	96.0%	139,597	91.3%
Specialty	347,450	96.9%	248,017	98.6%
Total	$597,916	84.1%	$536,346	80.5%
The marine ratio increased by 4.7 percentage points primarily due to a composite marine program being renewed in the specialty lines.
Net Premiums Earned

	Net Premiums Earned
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Property	$110,337	$123,662	$(13,325)
Marine	38,231	42,857	(4,626)
Specialty	104,520	71,867	32,653
Total	$253,088	$238,386	$14,702

The decreases in the property and marine lines net premiums earned of $13.3 million and $4.6 million, respectively, were as a result of lower gross premiums written during the quarter. This was offset by the earned impact of the reduced reinsurance premiums ceded. The increase in the specialty lines net premiums earned of $32.7 million was primarily due to an increase in gross premiums written during the quarter.
Losses and Loss Expenses

	Losses and Loss Expenses Ratio - All Lines
	Three Months Ended March 31,
	2015	2014
All lines—current period excluding items below	48.6%	32.8%
All lines—current period—notable loss events	0.0%	0.0%
All lines—current period—non-notable loss events	5.9%	0.0%
All lines—change in prior accident years	(9.8)%	(4.2)%
All lines—loss ratio	44.7%	28.6%

	Losses and Loss Expenses - All Lines
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
All lines—current period excluding items below	$122,824	$78,183	$44,641
All lines—current period—notable loss events	—	—	—
All lines—current period—non-notable loss events	15,000	—	15,000
All lines—change in prior accident years	(24,696)	(10,028)	(14,668)
All lines—losses and loss expenses	$113,128	$68,155	$44,973
Notable Loss Events
There were no notable loss events for either of the three months ended March 31, 2015 and 2014.
Non-notable Loss Events
Losses and loss expenses from non-notable loss events for the three months ended March 31, 2015 were $15.0 million compared to $nil for the three months ended March 31, 2014.
Losses and Loss Expenses by Line of Business

	Losses and Loss Expenses Ratio - Property Lines
	Three Months Ended March 31,
	2015	2014
Property—current period excluding items below	17.1%	13.5%
Property—current period—notable loss events	0.0%	0.0%
Property—current period—non-notable loss events	13.6%	0.0%
Property—change in prior accident years	(13.5)%	(1.7)%
Property—loss ratio	17.2%	11.8%

	Losses and Loss Expenses - Property Lines
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Property—current period excluding items below	$18,916	$16,696	$2,220
Property—current period—notable loss events	—	—	—
Property—current period—non-notable loss events	15,000	—	15,000
Property—change in prior accident years	(14,896)	(2,111)	(12,785)
Property—losses and loss expenses	$19,020	$14,585	$4,435
During the three months ended March 31, 2015, the property lines incurred $15.0 million of losses and loss expenses from a single non-notable loss event, Windstorm Niklas which represented 13.6 percentage points of the property lines loss ratio.
The property lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, was higher by 3.6 percentage points, representing a higher level of attritional losses in the current quarter. The favorable development of $14.9 million on prior accident years for the three months ended March 31, 2015 was primarily due to lower claims emergence on attritional losses.

	Losses and Loss Expenses Ratio - Marine Lines
	Three Months Ended March 31,
	2015	2014
Marine—current period excluding items below	71.4%	38.8%
Marine—current period—notable loss events	0.0%	0.0%
Marine—current period—non-notable loss events	0.0%	0.0%
Marine—change in prior accident years	(11.9)%	(31.5)%
Marine—loss ratio	59.5%	7.3%

	Losses and Loss Expenses - Marine Lines
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Marine—current period excluding items below	$27,301	$16,619	$10,682
Marine—current period—notable loss events	—	—	—
Marine—current period—non-notable loss events	—	—	—
Marine—change in prior accident years	(4,570)	(13,513)	8,943
Marine—losses and loss expenses	$22,731	$3,106	$19,625
The marine lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, increased by 32.6 percentage points as a result of higher attritional and event losses in the quarter, which included losses of $11.3 million from the Petrobras offshore platform fire that was below the non-notable loss event threshold. The favorable development of $4.6 million on prior accident years for the three months ended March 31, 2015 was primarily due to lower claims emergence on attritional losses; whereas, the favorable development of $13.5 million on prior accident years for the three months ended March 31, 2014 was primarily due to favorable loss emergence on the Gryphon Alpha mooring failure.

	Losses and Loss Expenses Ratio - Specialty Lines
	Three Months Ended March 31,
	2015	2014
Specialty—current period excluding items below	73.3%	62.4%
Specialty—current period—notable loss events	0.0%	0.0%
Specialty—current period—non-notable loss events	0.0%	0.0%
Specialty—change in prior accident years	(5.0)%	7.8%
Specialty—loss ratio	68.3%	70.2%

	Losses and Loss Expenses - Specialty Lines
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Specialty—current period excluding items below	$76,607	$44,868	$31,739
Specialty—current period—notable loss events	—	—	—
Specialty—current period—non-notable loss events	—	—	—
Specialty—change in prior accident years	(5,230)	5,596	(10,826)
Specialty—losses and loss expenses	$71,377	$50,464	$20,913
The specialty lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, was higher by 10.9 percentage points, primarily due to a change in business mix to include more agriculture business and higher attritional losses in the current quarter. The favorable loss reserve development of $5.2 million during the three months ended March 31, 2015 was due primarily to lower claims emergence on attritional losses; whereas, the unfavorable development of $5.6 million on prior accident years in the three months ended March 31, 2014 was primarily due to an increase in the loss estimate on agriculture losses.
Policy Acquisition Costs

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$18,235	16.5%	$21,934	17.7%
Marine	7,828	20.5%	7,564	17.6%
Specialty	16,031	15.3%	9,747	13.6%
Total	$42,094	16.7%	$39,245	16.5%
The acquisition cost ratio for the property lines decreased by 1.2% primarily due to the impact of retrocession business that has low or minimal acquisition costs. The acquisition cost ratio for the marine lines increased by 2.9% due to the impact of profit commissions as well as a higher level of proportional business which carries higher acquisition costs than excess of loss business. The increase in the acquisition cost ratio for the specialty lines of 1.7% was driven by adjustments to premium.
General and Administrative and Share Compensation Expenses

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$19,509	7.7%	$18,195	7.6%
Share compensation expenses	2,578	1.0%	2,208	0.9%
Total	$22,087	8.7%	$20,403	8.5%
General and administrative and share compensation expenses were comparable for the three months ended March 31, 2015 and 2014.

Selected Underwriting Ratios
The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the losses and loss expenses ratio and the expense ratio. The losses and loss expenses ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expenses ratio, expense ratio and combined ratio for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Losses and loss expenses ratio	44.7%	28.6%
Policy acquisition cost ratio	16.7%	16.5%
General and administrative expenses ratio (a)	8.7%	8.5%
Expense ratio	25.4%	25.0%
Combined ratio	70.1%	53.6%

(a)	Includes general and administrative expenses and share compensation expenses.
The increase in the combined ratio for the three months ended March 31, 2015 of 16.5 percentage points compared to the three months ended March 31, 2014 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Net Investment Income
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Fixed maturities and short-term investments	$17,386	$18,212	$(826)
Other investments	2,390	490	1,900
Restricted cash and cash and cash equivalents	44	1,603	(1,559)
Securities lending income	3	2	1
Total gross investment income	19,823	20,307	(484)
Investment expenses	(1,047)	(1,542)	495
Total net investment income	$18,776	$18,765	$11
Net investment income for the three months ended March 31, 2015 and 2014 was comparable. Net investment income from other investments includes distributed and undistributed net income from certain investments.
Other Insurance Related Income

	Other Insurance Related Income
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Other insurance related income	$315	$977	$(662)
Other insurance related income for the three months ended March 31, 2015 and 2014 was comparable.
Finance Expenses

	Finance Expenses
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Finance expenses	$3,871	$3,839	$32
Finance expenses for the three months ended March 31, 2015 and 2014 were comparable.

First Quarter 2015 Results of Operations - AlphaCat Segment
The following table presents results of operations for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Underwriting income
Gross premiums written	$102,564	$84,347
Reinsurance premiums ceded	(4,538)	(3,700)
Net premiums written	98,026	80,647
Change in unearned premiums	(63,831)	(49,964)
Net premiums earned	34,195	30,683

Underwriting deductions
Losses and loss expenses	(844)	(7,860)
Policy acquisition costs	3,660	2,980
General and administrative expenses	4,002	4,128
Share compensation expenses	149	(10)
Total underwriting deductions	6,967	(762)

Underwriting income (a)	27,228	31,445

Net investment income	1,585	880
Other insurance related income	5,771	9,497
Finance expenses	(4,516)	(683)

Operating income before income from operating affiliates and (income) attributable to operating affiliate investors	30,068	41,139
Income from operating affiliates	2,453	4,927
(Income) attributable to operating affiliate investors	(23,206)	(31,710)
Net operating income (a)	9,315	14,356
Net operating (income) attributable to noncontrolling interest	(3,954)	(1,504)
Net operating income available to Validus (a)	$5,361	$12,852

Selected ratios:
Net premiums written / Gross premiums written	95.6%	95.6%

Losses and loss expenses	(2.5)%	(25.6)%

Policy acquisition costs	10.7%	9.7%
General and administrative expenses (b)	12.1%	13.4%
Expense ratio	22.8%	23.1%
Combined ratio	20.3%	(2.5)%

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

The change in net operating income for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, respectively, is described in the following table:

Increase (decrease) to net operating income available to Validus over the three months ended March 31
(Dollars in thousands)	2015 compared to 2014
Net premiums earned	$3,512
Notable and non-notable loss events (a)	—
Incurred current year losses, excluding notable and non-notable loss events	—
Prior period loss development	(7,016)
Other underwriting deductions (b)	(713)
Underwriting income (c)	(4,217)
(Income) attributable to operating affiliate investors	8,504
Other operating income and expenses, net (d)	(9,328)
Net operating income (c)	(5,041)
Net operating (income) attributable to noncontrolling interest	(2,450)
Net operating income available to Validus (c)	$(7,491)

(a)	There were no notable or non-notable loss events for either of the three months ended March 31, 2015 and 2014.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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

(d)	Other operating income and expenses, net, consists of net investment income, other insurance related income, finance expenses, taxes and income from operating affiliates.
Gross Premiums Written

	Gross Premiums Written
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Property	$102,564	$84,347	$18,217
The increase in gross premiums written in the property lines was primarily due to an increase in the capital base of the AlphaCat ILS Funds. This increase was offset by a decrease in the capital base of AlphaCat 2015 as compared to the capital base of AlphaCat 2014.
Reinsurance Premiums Ceded
AlphaCat reinsurance premiums ceded for the three months ended March 31, 2015 and 2014 were $4.5 million and $3.7 million, respectively.

Net Premiums Written

	Net Premiums Written
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Property	$98,026	$80,647	$17,379
The increase in AlphaCat net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written was 95.6% for the three months ended March 31, 2015 and 2014, respectively.
Net Premiums Earned

	Net Premiums Earned
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Property	$34,195	$30,683	$3,512
The increase in net premiums earned in the property lines was primarily due to the earnings patterns of gross premiums written.
Losses and Loss Expenses

	Losses and Loss Expenses Ratio - Property Lines
	Three Months Ended March 31,
	2015	2014
Property—current period excluding items below	0.0%	0.0%
Property—current period—notable loss events	0.0%	0.0%
Property—current period—non-notable loss events	0.0%	0.0%
Property—change in prior accident years	(2.5)%	(25.6)%
Property—loss ratio	(2.5)%	(25.6)%

	Losses and Loss Expenses - Property Lines
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Property—current period excluding items below	$—	$—	$—
Property—current period—notable loss events	—	—	—
Property—current period—non-notable loss events	—	—	—
Property—change in prior accident years	(844)	(7,860)	7,016
Property—losses and loss expenses	$(844)	$(7,860)	$7,016
The favorable development of $0.8 million, on prior accident years for the three months ended March 31, 2015, relates to the partial release of a 2014 aggregate excess of loss contract. The favorable development of $7.9 million, on prior accident years for the three months ended March 31, 2014, relates to the partial release of a 2013 aggregate excess of loss contract.
Notable Loss Events
There were no notable loss events for either of the three months ended March 31, 2015 and 2014.
Non-notable Loss Events
There were no non-notable loss events for either of the three months ended March 31, 2015 and 2014.

Policy Acquisition Costs

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$3,660	10.7%	$2,980	9.7%
The policy acquisition cost ratios for the three months ended March 31, 2015 and 2014 were comparable.
General and Administrative and Share Compensation Expenses

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$4,002	11.7%	$4,128	13.4%
Share compensation expenses	149	0.4%	(10)	—%
Total	$4,151	12.1%	$4,118	13.4%
The general and administrative and share compensation expenses for the three months ended March 31, 2015 and 2014 were comparable.
Selected Underwriting Ratios
The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
	2015	2014
Losses and loss expenses ratio	(2.5)%	(25.6)%
Policy acquisition cost ratio	10.7%	9.7%
General and administrative expenses ratio (a)	12.1%	13.4%
Expense ratio	22.8%	23.1%
Combined ratio	20.3%	(2.5)%

(a)	Includes general and administrative expenses and share compensation expenses.
The increase in the combined ratio for the three months ended March 31, 2015 of 22.8 percentage points compared to the three months ended March 31, 2014 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Net Investment Income
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Fixed maturities and short-term investments	$1,566	$865	$701
Restricted cash and cash and cash equivalents	19	15	4
Total net investment income	$1,585	$880	$705
The increase in net investment income of $0.7 million for the three months ended March 31, 2015 compared to 2014 was due to an increase in the size of the catastrophe bond portfolio during the three months ended March 31, 2015.

Other Insurance Related Income

	Other Income
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Other insurance related income	$5,771	$9,497	$(3,726)
The decrease in other income of $3.7 million, or 39.2%, was primarily due to a reduction in performance fees in the current quarter and a gain on the deconsolidation of one of the AlphaCat ILS Funds in the prior year quarter.
Finance Expenses

	Finance Expenses
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Finance expenses	$4,516	$683	$3,833
The increase in finance expenses of $3.8 million was due to placement fees incurred in the current quarter for new capital to be deployed in 2015.
Income From Operating Affiliates

	Income from Operating Affiliates
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
AlphaCat Re 2011	$(10)	$193	$(203)
AlphaCat Re 2012	(25)	(36)	11
AlphaCat 2013	(14)	1,475	(1,489)
AlphaCat 2014	(100)	1,611	(1,711)
AlphaCat 2015	1,316	—	1,316
AlphaCat ILS funds	1,286	1,684	(398)
Total	$2,453	$4,927	$(2,474)
For details of voting and equity ownership interests of the above entities, refer to Note 5 to the Consolidated Financial Statements in Part I. The decrease in income from operating affiliates of $2.5 million for the three months ended March 31, 2015 was primarily due to the timing of capital deployment. Capital from AlphaCat 2014 was fully deployed during the first quarter of 2014; whereas, capital from AlphaCat 2013 was only fully deployed in the second quarter of 2013.
(Income) Attributable To Operating Affiliate Investors

	(Income) Attributable to Operating Affiliate Investors
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
(Income) attributable to operating affiliate investors	$(23,206)	$(31,710)	$8,504
The decrease in income attributable to operating affiliate investors of $8.5 million for the three months ended March 31, 2015, was due primarily to the timing of capital deployment. As noted above, capital from AlphaCat 2014 was fully deployed during the first quarter of 2014; whereas, capital from AlphaCat 2013 was only fully deployed in the second quarter of 2013, thus had a larger effect on first quarter 2014.

Net Operating Loss (Income) Attributable to Noncontrolling Interest

	Net Operating (Income) Loss Attributable to Noncontrolling Interest
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Net operating (income) attributable to noncontrolling interest	$(3,954)	$(1,504)	$(2,450)
For the three months ended March 31, 2015, net operating (income) attributable to noncontrolling interest was $4.0 million, which comprised $0.8 million relating to 90% of the net operating income in PaCRe for the quarter and $3.1 million of net operating income relating to the consolidated AlphaCat ILS funds.
Assets Under Management

	Assets Under Management
(Dollars in thousands)	As at April 1, 2015	As at January 1, 2015
Related party	$354,578	$346,907
Third party	1,524,990	1,533,840
Total	$1,879,568	$1,880,747
Assets under management were $1.9 billion as at both April 1, 2015 and January 1, 2015. During the three months ended April 1, 2015, a total of $119.3 million of capital was raised, of which $91.0 million was raised from third parties. During the three months ended April 1, 2015, $169.6 million was returned to investors, of which $145.4 million was returned to third party investors.

First Quarter 2015 Results of Operations - Talbot Segment
The following table presents results of operations for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Underwriting income
Gross premiums written	$270,077	$290,695
Reinsurance premiums ceded	(91,075)	(90,605)
Net premiums written	179,002	200,090
Change in unearned premiums	43,587	13,798
Net premiums earned	222,589	213,888

Underwriting deductions
Losses and loss expenses	78,128	102,376
Policy acquisition costs	49,104	44,928
General and administrative expenses	36,494	35,149
Share compensation expenses	2,957	2,582
Total underwriting deductions	166,683	185,035

Underwriting income (a)	55,906	28,853

Net investment income	6,305	4,686
Other insurance related income	54	17
Finance expenses	(87)	(26)

Operating income before taxes	62,178	33,530
Tax (expense) benefit	(883)	130
Net operating income (a)	$61,295	$33,660

Selected ratios:
Net premiums written / Gross premiums written	66.3%	68.8%

Losses and loss expenses	35.1%	47.9%

Policy acquisition costs	22.1%	21.0%
General and administrative expenses (b)	17.7%	17.6%
Expense ratio	39.8%	38.6%
Combined ratio	74.9%	86.5%

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

The change in net operating income for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, respectively, is described in the following table:

Increase (decrease) to net operating income over the three months ended March 31
(Dollars in thousands)	2015 compared to 2014
Net premiums earned	$8,701
Notable and non-notable loss events (a)	—
Incurred current year losses, excluding notable and non-notable loss events	(5,912)
Prior period loss development	30,160
Other underwriting deductions (b)	(5,896)
Underwriting income (c)	27,053
Other operating income and expenses, net (d)	582
Net operating income (c)	$27,635

(a)	There were no notable or non-notable loss events for either of the three months ended March 31, 2015 and 2014.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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

(d)	Other operating income and expenses, net, consists of net investment income, other insurance related income, finance expenses and taxes.
Gross Premiums Written

	Gross Premiums Written
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Property	$71,661	$78,103	$(6,442)
Marine	110,369	119,571	(9,202)
Specialty	88,047	93,021	(4,974)
Total	$270,077	$290,695	$(20,618)
Talbot gross premiums written translated at 2014 exchange rates would have been $274.9 million, a decrease of $15.8 million.
The decrease in gross premiums written in the property lines of $6.4 million was primarily due to a decrease in the property treaty lines of $5.7 million, of which $4.4 million related to the Latin American business now being written directly through Validus Reinsurance Switzerland Ltd ("Validus Re Swiss"), a Validus Re segment entity. This business was previously written by Talbot and ceded to Validus Re through the second quarter of 2014. Also contributing to the decrease, was a reduction in the direct property and downstream energy and power classes of business of $2.7 million and $1.7 million, respectively. These decreases were offset by an increase in the construction class of $3.7 million primarily due to new business.
The decrease in gross premiums written in the marine lines of $9.2 million was primarily due to a decrease in the upstream energy lines of $7.3 million. This decrease resulted from a reduction in new policies as a result of the economic downturn in the oil and gas sector, price and participation reductions on renewal policies and a reduction in premium adjustments to prior years.
The decrease in gross premiums written in the specialty lines of $5.0 million was primarily due to a decrease in the political violence lines of $3.9 million due to downward movement in premium adjustments to prior years. Also contributing to the decrease was a reduction in the aviation treaty lines of $3.8 million as a result of clients buying less cover, programs being declined, or line sizes being reduced due to price and rate reductions together with the absence of reinstatement premiums receivable in 2015. These decreases were partially offset by an increase in the airlines direct lines of $3.6 million due to new business and upward movement in premium adjustments to prior years.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$71,661	26.5%	$78,103	26.9%
Marine	110,369	40.9%	119,571	41.1%
Specialty	88,047	32.6%	93,021	32.0%
Total	$270,077	100.0%	$290,695	100.0%
The changes in mix of business were consistent with the changes in gross premiums written discussed above.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Property	$40,255	$43,649	$(3,394)
Marine	17,829	18,473	(644)
Specialty	32,991	28,483	4,508
Total	$91,075	$90,605	$470
The decrease in reinsurance premiums ceded in the property lines of $3.4 million was due primarily to a decrease in the property treaty lines of $3.7 million due to lower quota share premiums as a result of underlying Latin American business now being written directly through Validus Re Swiss. This business was previously written by Talbot and ceded to Validus Re through the second quarter of 2014. The increase in reinsurance premiums ceded in the specialty lines of $4.5 million was due primarily to reinstatement premiums across a number of classes.
Net Premiums Written

	Net Premiums Written
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Property	$31,406	$34,454	$(3,048)
Marine	92,540	101,098	(8,558)
Specialty	55,056	64,538	(9,482)
Total	$179,002	$200,090	$(21,088)
The decrease in Talbot net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$31,406	43.8%	$34,454	44.1%
Marine	92,540	83.8%	101,098	84.6%
Specialty	55,056	62.5%	64,538	69.4%
Total	$179,002	66.3%	$200,090	68.8%
The net retention ratios above are driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

	Net Premiums Earned
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Property	$55,204	$50,939	$4,265
Marine	92,257	89,072	3,185
Specialty	75,128	73,877	1,251
Total	$222,589	$213,888	$8,701
The changes in net premiums earned were consistent with the pattern of net premiums written influencing the earned premiums for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Losses and Loss Expenses

	Losses and Loss Expenses Ratio - All Lines
	Three Months Ended March 31,
	2015	2014
All lines—current period excluding items below	58.3%	57.9%
All lines—current period—notable loss events	0.0%	0.0%
All lines—current period—non-notable loss events	0.0%	0.0%
All lines—change in prior accident years	(23.2)%	(10.0)%
All lines—loss ratio	35.1%	47.9%

	Losses and Loss Expenses - All Lines
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
All lines—current period excluding items below	$129,815	$123,903	$5,912
All lines—current period—notable loss events	—	—	—
All lines—current period—non-notable loss events	—	—	—
All lines—change in prior accident years	(51,687)	(21,527)	(30,160)
All lines - losses and loss expenses	$78,128	$102,376	$(24,248)
Notable Loss Events
There were no notable loss events for either of the three months ended March 31, 2015 and 2014.
Non-notable Loss Events
There were no non-notable loss events for either of the three months ended March 31, 2015 and 2014.

Losses and Loss Expenses by Line of Business

	Losses and Loss Expenses Ratio - Property Lines
	Three Months Ended March 31,
	2015	2014
Property—current period excluding items below	67.7%	71.2%
Property—current period—notable loss events	0.0%	0.0%
Property—current period—non-notable loss events	0.0%	0.0%
Property—change in prior accident years	(37.6)%	(26.8)%
Property—loss ratio	30.1%	44.4%

	Losses and Loss Expenses - Property Lines
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Property—current period excluding items below	$37,372	$36,284	$1,088
Property—current period—notable loss events	—	—	—
Property—current period—non-notable loss events	—	—	—
Property—change in prior accident years	(20,752)	(13,667)	(7,085)
Property—losses and loss expenses	$16,620	$22,617	$(5,997)

The property lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, decreased by 3.5 percentage points as a result of lower attritional losses in the current quarter. The favorable development of $20.8 million on prior accident years for the current quarter primarily relates to favorable development on attritional losses, favorable development on known events and lower emergence of new claims.

	Losses and Loss Expenses Ratio - Marine Lines
	Three Months Ended March 31,
	2015	2014
Marine—current period excluding items below	51.9%	49.5%
Marine—current period—notable loss events	0.0%	0.0%
Marine—current period—non-notable loss events	0.0%	0.0%
Marine—change in prior accident years	(24.4)%	6.4%
Marine—loss ratio	27.5%	55.9%

	Losses and Loss Expenses - Marine Lines
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Marine—current period excluding items below	$47,877	$44,064	$3,813
Marine—current period—notable loss events	$—	$—	$—
Marine—current period—non-notable loss events	—	—	—
Marine—change in prior accident years	(22,514)	5,680	(28,194)
Marine—losses and loss expenses	$25,363	$49,744	$(24,381)

The marine lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, increased by 2.4 percentage points primarily due to higher attritional losses in the current quarter. The favorable development of $22.5 million on prior accident years for the current quarter primarily related to lower emergence of new claims combined with favorable development on attritional losses. The adverse development of $5.7 million on prior accident years for the three months ended March 31, 2014 primarily related to higher development on attritional claims as well as a higher than expected emergence of events.

	Losses and Loss Expenses Ratio - Specialty Lines
	Three Months Ended March 31,
	2015	2014
Specialty—current period excluding items below	59.3%	58.9%
Specialty—current period—notable loss events	0.0%	0.0%
Specialty—current period—non-notable loss events	0.0%	0.0%
Specialty—change in prior accident years	(11.2)%	(18.3)%
Specialty—loss ratio	48.1%	40.6%

	Losses and Loss Expenses - Specialty Lines
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Specialty—current period excluding items below	$44,566	$43,555	$1,011
Specialty—current period—notable loss events	—	—	—
Specialty—current period—non-notable loss events	—	—	—
Specialty—change in prior accident years	(8,421)	(13,540)	5,119
Specialty—losses and loss expenses	$36,145	$30,015	$6,130
The specialty lines experienced favorable development of $8.4 million on prior accident years primarily due to favorable development on attritional losses.
Policy Acquisition Costs

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$7,868	14.3%	$6,271	12.3%
Marine	23,352	25.3%	21,990	24.7%
Specialty	17,884	23.8%	16,667	22.6%
Total	$49,104	22.1%	$44,928	21.0%
The property acquisition cost ratio increased by 2.0 percentage points due to lower ceded acquisition costs on quota share premiums as a result of the Latin American business being written directly through Validus Re Swiss. This business was previously written through Talbot and ceded to Validus Re through the second quarter of 2014.
General and Administrative and Share Compensation Expenses

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	36,494	16.4%	35,149	16.4%
Share compensation expenses	2,957	1.3%	2,582	1.2%
Total	$39,451	17.7%	$37,731	17.6%
General and administrative and share compensation expenses ratios were comparable for the three months ended March 31, 2015 and 2014.
General and administrative and share compensation expenses translated at 2014 exchange rates would have been $41.6 million, an increase of $3.9 million. This increase was due to a greater retention of costs within the segment together with increased staff costs.

Selected Underwriting Ratios
The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expenses ratio, expense ratio and combined ratio for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
	2015	2014
Losses and loss expenses ratio	35.1%	47.9%
Policy acquisition cost ratio	22.1%	21.0%
General and administrative expenses ratio (a)	17.7%	17.6%
Expense ratio	39.8%	38.6%
Combined ratio	74.9%	86.5%

(a)	Includes general and administrative expenses and share compensation expenses.
The decrease in the combined ratio for the three months ended March 31, 2015 of 11.6 percentage points compared to the three months ended March 31, 2014 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Investment Income
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Fixed maturities and short-term investments	$6,356	$4,699	$1,657
Restricted cash and cash and cash equivalents	371	339	32
Total gross investment income	6,727	5,038	1,689
Investment expenses	(422)	(352)	(70)
Total net investment income	$6,305	$4,686	$1,619
The increase in net investment income of $1.6 million for the three months ended March 31, 2015 compared to 2014 was primarily due to a change in asset allocation intended to improve yield.

First Quarter 2015 Results of Operations - Western World Segment
The Company acquired Western World on October 2, 2014, therefore, the results of Western World have been included in the Company's consolidated results from the date of acquisition and there are no comparatives for the first quarter of 2014.
The following table presents results of operations for the three months ended March 31, 2015:

(Dollars in thousands)	Three Months Ended March 31, 2015
Underwriting income
Gross premiums written	$56,947
Reinsurance premiums ceded	(3,233)
Net premiums written	53,714
Change in unearned premiums	14,168
Net premiums earned	67,882

Underwriting deductions
Losses and loss expenses	50,517
Policy acquisition costs	4,279
General and administrative expenses	10,627
Share compensation expenses	477
Total underwriting deductions	65,900

Underwriting income (a)	1,982
Net investment income	5,303
Other insurance related income	263
Finance expenses	—
Operating income before taxes	7,548
Tax expense	(3,723)
Net operating income (a)	$3,825

Selected ratios:
Net premiums written / Gross premiums written	94.3%
Losses and loss expenses	74.4%
Policy acquisition costs	6.3%
General and administrative expense (b)	16.4%
Expense ratio	22.7%
Combined ratio	97.1%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended March 31, 2015
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)
Property	$9,386	16.5%
Liability	47,561	83.5%
Total	$56,947	100.0%
The liability lines consists largely of commercial package liability, program and other liability business. During the three months ended December 31, 2014, Western World discontinued writing binding authority commercial auto business and a large bar and tavern program.
Reinsurance Premiums Ceded

Reinsurance Premiums Ceded
(Dollars in thousands)	Three Months Ended March 31, 2015
Property	$566
Liability	2,667
Total	$3,233
The Western World reinsurance program includes various treaties: a binding authority excess of loss, brokerage casualty, brokerage professional, property per risk excess of loss and property catastrophe excess of loss.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended March 31, 2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written
Property	$8,820	94.0%
Liability	44,894	94.4%
Total	$53,714	94.3%
Net premiums written and the net retention ratio were driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.
Net Premiums Earned

Net Premiums Earned
(Dollars in thousands)	Three Months Ended March 31, 2015
Property	$10,695
Liability	57,187
Total	$67,882

Net premiums earned exceeded net premiums written as Western World discontinued writing binding authority commercial auto business and a large bar and tavern program during the three months ended December 31, 2014.

Losses and Loss Expenses

Losses and Loss Expenses Ratio - All Lines
Three Months Ended March 31, 2015
All lines—current period excluding items below	83.7%
All lines—current period—notable loss events	0.0%
All lines—current period—non-notable loss events	0.0%
All lines—change in prior accident years (a)	(9.3)%
All lines—loss ratio (a)	74.4%

(a)
Upon closing the acquisition, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $3,223 during the three months ended March 31, 2015, benefiting the loss ratio by 4.7 percentage points. The remaining fair value adjustment of $7,756 will be amortized during the remainder of 2015.

Losses and Loss Expenses - All Lines
(Dollars in thousands)	Three Months Ended March 31, 2015
All lines—current period excluding items below	$56,849
All lines—current period—notable loss events	—
All lines—current period—non-notable loss events	—
All lines—change in prior accident years (a)	(6,332)
All lines—losses and loss expenses (a)	$50,517

(a)
Upon closing the acquisition, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $3,223 during the three months ended March 31, 2015. The remaining fair value adjustment of $7,756 will be amortized during the remainder of 2015.

Notable Loss Events
There were no notable loss events for the three months ended March 31, 2015.
Non-notable Loss Events
There were no non-notable loss events for the three months ended March 31, 2015.
Losses and Loss Expenses by Line of Business

Losses and Loss Expenses Ratio - Property Lines
Three Months Ended March 31, 2015
Property—current period excluding items below	84.8%
Property—current period—notable loss events	0.0%
Property—current period—non-notable loss events	0.0%
Property—change in prior accident years (a)	(25.5)%
Property—loss ratio (a)	59.3%

(a)
Upon closing the acquisition, an adjustment of $409 was made to decrease net reserves to reflect fair value. This adjustment was amortized to income through an increase in losses and loss expenses of $85 during the three months ended March 31, 2015, increasing the loss ratio by 0.8 percentage points. The remaining fair value adjustment of $203 will be amortized during the remainder of 2015.

Losses and Loss Expenses - Property Lines
(Dollars in thousands)	Three Months Ended March 31, 2015
Property—current period excluding items below	$9,070
Property—current period—notable loss events	—
Property—current period—non-notable loss events	—
Property—change in prior accident years (a)	(2,728)
Property—losses and loss expenses (a)	$6,342

(a)
Upon closing the acquisition, an adjustment of $409 was made to decrease net reserves to reflect fair value. This adjustment was amortized to income through an increase in losses and loss expenses of $85 during the three months ended March 31, 2015. The remaining fair value adjustment of $203 will be amortized during the remainder of 2015.

The property lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, was 84.8 percentage points, representing attritional claims experienced during the current quarter, which included losses of $2.4 million from winter weather related claims. The favorable development of $2.7 million on prior accident years for the three months ended March 31, 2015 primarily relates to favorable development on attritional losses.

Losses and Loss Expenses Ratio - Liability Lines
Three Months Ended March 31, 2015
Liability—current period excluding items below	83.5%
Liability—current period—notable loss events	0.0%
Liability—current period—non-notable loss events	0.0%
Liability—change in prior accident years (a)	(6.3)%
Liability—loss ratio (a)	77.2%

(a)
Upon closing the acquisition, an adjustment of $15,995 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $3,308 during the three months ended March 31, 2015, benefiting the loss ratio by 5.8 percentage points. The remaining fair value adjustment of $7,959 will be amortized during the remainder of 2015.

Losses and Loss Expenses - Liability Lines
(Dollars in thousands)	Three Months Ended March 31, 2015
Liability—current period excluding items above	$47,779
Liability—current period—notable loss events	—
Liability—current period—non-notable loss events	—
Liability—change in prior accident years (a)	(3,604)
Liability—losses and loss expenses (a)	$44,175

(a)
Upon closing the acquisition, an adjustment of $15,995 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $3,308 during the three months ended March 31, 2015. The remaining fair value adjustment of $7,959 will be amortized during the remainder of 2015.

The liability lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, was 83.5 percentage points, representing attritional claims experienced during the quarter. The liability lines experienced favorable loss reserve development of $3.6 million during the three months ended March 31, 2015 primarily due to the amortization of the fair value adjustment noted above.

Policy Acquisition Costs

Policy Acquisition Costs
(Dollars in thousands)	Three Months Ended March 31, 2015
Property	$824
Liability	3,455
Total (a)	$4,279

(a)
Upon closing the acquisition, an adjustment of $34,736 was made to reduce deferred acquisition costs to reflect fair value. These deferred acquisition costs would otherwise have been expensed in the amount of $10,408 during the three months ended March 31, 2015.

Acquisition Cost Ratio
Three Months Ended March 31, 2015
Property	7.7%
Liability	6.0%
Total (a)	6.3%

(a)
Upon closing the acquisition, an adjustment of $34,736 was made to reduce deferred acquisition costs to reflect fair value. These deferred acquisition costs would otherwise have been expensed in the amount of $10,408 during the three months ended March 31, 2015, benefiting the policy acquisition cost ratio by 15.3 percentage points.

The property acquisition cost ratio for the three months ended March 31, 2015 was 7.7% and the liability acquisition cost ratio for the three months ended March 31, 2015 was 6.0%.
General and Administrative and Share Compensation Expenses

	Three Months Ended March 31, 2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned
General and administrative expenses	$10,627	15.7%
Share compensation expenses	477	0.7%
Total	$11,104	16.4%
Selected Underwriting Ratios
The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expenses ratio, expense ratio and combined ratio for the three months ended March 31, 2015.

Three Months Ended March 31, 2015
Losses and loss expenses ratio	74.4%
Policy acquisition cost ratio	6.3%
General and administrative expenses ratio (a)	16.4%
Expense ratio	22.7%
Combined ratio	97.1%

(a)	Includes general and administrative expenses and share compensation expenses.
The combined ratio for the three months ended March 31, 2015 reflects the underlying ratios highlighted above.

Net Investment Income

Investment Income
(Dollars in thousands)	Three Months Ended March 31, 2015
Fixed maturities and short-term investments	$4,355
Other investments	1,322
Restricted cash and cash and cash equivalents	1
Total gross investment income	5,678
Investment expenses	(375)
Total net investment income	$5,303
First Quarter 2015 Non-Segment Discussion
Corporate Expenses
Corporate general and administrative expenses for the three months ended March 31, 2015, net of eliminations related to the operating segments, were $14.4 million compared to $17.0 million for the three months ended March 31, 2014, a decrease of $2.6 million or 15.2%. This decrease was due primarily to a reduction in the retention of certain costs within Corporate. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Corporate share compensation expenses for the three months ended March 31, 2015 were $2.9 million compared to $2.4 million for the three months ended March 31, 2014, an increase of $0.5 million or 22.2%.
Corporate finance expenses, net of eliminations related to the operating segments, were $11.4 million for the three months ended March 31, 2015 and 2014, respectively.
First Quarter 2015 Non-Operating Income and Expenses
The following non-operating income and expense items are discussed on a consolidated basis, since the Company does not include these items when assessing the results of its operating segments.
Net Realized and Change in Net Unrealized Gains on Investments

	Net Realized and Change in Net Unrealized Gains on Investments
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Net realized gains on investments	$4,169	$3,740	$429
Change in net unrealized gains on investments	72,204	55,693	16,511
Net realized and change in net unrealized gains on investments	$76,373	$59,433	$16,940
The movement in the net realized and change in net unrealized gains on investments of $16.9 million was due to a favorable movement in the net realized and unrealized gains on fixed maturity and short term investments of $26.7 million and an unfavorable movement in net realized and unrealized gains on other investments of $9.7 million.
The favorable movement on fixed maturity and short term investments was primarily as a result of a shift in the yield curve during the quarter. The unfavorable movement on other investments was primarily due to the change in net unrealized gains of $7.7 million on the Paulson hedge funds held by PaCRe. This is offset by a 90% noncontrolling interest of $6.9 million.

Income From Investment Affiliate

	Income From Investment Affiliate
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Income from investment affiliate	$2,776	$5,348	$(2,572)
The income from investment affiliate relates to the income earned from the Company's investment in the Aquiline Financial Services Fund II L.P. which is recorded on a three-month lag and therefore reflects the underlying performance of that fund for the previous quarter.
Foreign Exchange Losses
The Company's reporting currency is the U.S. dollar. As a significant portion of the Company's operations are transacted in currencies other than the U.S. dollar, fluctuations in foreign exchange rates may affect period-to-period comparisons. The Company's largest foreign currency fluctuation exposures are to the following currencies, with the movement in the U.S. dollar against each currency shown in the table below:

U.S. dollar strengthened (weakened) against:	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
British Pound sterling	4.8%	(0.6)%
Euro	12.2%	(0.2)%
Canadian dollar	8.9%	4.0%
Swiss franc	(2.4)%	(0.9)%
Australian dollar	6.8%	(3.9)%
New Zealand dollar	4.1%	(5.2)%
Singapore dollar	3.3%	(0.3)%
Japanese yen	(0.1)%	(1.9)%

	Foreign Exchange Losses
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Foreign exchange losses	$(3,551)	$(6,478)	$2,927
Foreign exchange losses for the three months ended March 31, 2015 were $3.6 million compared to $6.5 million for the three months ended March 31, 2014, a favorable movement of $2.9 million, or 45.2%, due primarily to the US Dollar strengthening against the British Pound sterling, the Euro and the Canadian and New Zealand dollars.
The Company currently hedges foreign currency exposure by substantively balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-U.S. dollar currencies, or by entering into forward foreign currency contracts. Consequently, the Company aims to have a limited exposure to foreign exchange fluctuations.
Other Income

	Other Income
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Other income	$—	$5,793	$(5,793)
Other income for the three months ended March 31, 2014 resulted primarily from adjustments related to assets acquired from Flagstone.

Net (Income) Attributable to Noncontrolling Interest

	Net (Income) Attributable to Noncontrolling Interest
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Net (income) attributable to noncontrolling interest	$(38,977)	$(43,509)	$4,532
For the three months ended March 31, 2015, the net income attributable to noncontrolling interest was $39.0 million, which was comprised of operating income of $4.0 million, as discussed in the AlphaCat Segment Results of Operations, and non-operating income of $35.0 million, primarily on the investment portfolio within PaCRe.
For the three months ended March 31, 2014, net income attributable to noncontrolling interest was $43.5 million, which was comprised of operating income of $1.5 million, as discussed in the AlphaCat Segment Results of Operations, and non-operating income of $42.0 million, primarily on the investment portfolio within PaCRe.

Other Non-GAAP Financial Measures
The operating results of an insurance or reinsurance company are also often measured by reference to its net operating income, which is a non-GAAP financial measure. Net operating income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of certain Consolidated Statement of Comprehensive Income line items, as illustrated below.

(Dollars in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Net operating income	136,790	141,801
Net realized gains on investments	4,169	3,740
Change in net unrealized gains on investments	72,204	55,693
Income from investment affiliate	2,776	5,348
Foreign exchange losses	(3,551)	(6,478)
Other income	—	5,793
Net income	$212,388	$205,897
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
The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at March 31, 2015 and December 31, 2014.

(Dollars in thousands, except share and per share amounts)	As at March 31, 2015
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,683,109	83,634,915		$44.04

Book value per diluted common share
Total shareholders' equity available to Validus	3,683,109	83,634,915
Assumed exercise of outstanding warrants	76,975	4,375,538	$17.59
Assumed exercise of outstanding stock options	3,749	142,892	$26.24
Unvested restricted shares	—	3,044,329
Book value per diluted common share	$3,763,833	91,197,674		$41.27
Adjustment for accumulated dividends				$9.20
Book value per diluted common share plus accumulated dividends				$50.47

(Dollars in thousands, except share and per share amounts)	As at December 31, 2014
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,587,958	83,869,845		$42.78

Book value per diluted common share
Total shareholders' equity available to Validus	3,587,958	83,869,845
Assumed exercise of outstanding warrants	90,950	5,174,114	$17.58
Assumed exercise of outstanding stock options	20,581	1,160,057	$17.74
Unvested restricted shares	—	3,068,564
Book value per diluted common share	$3,699,489	93,272,580		$39.66
Adjustment for accumulated dividends				$8.88
Book value per diluted common share plus accumulated dividends				$48.54

Liquidity and Capital Resources
Investments
At March 31, 2015, the Company held investments totaling $7.5 billion, compared to $7.4 billion at December 31, 2014, an increase of $0.2 billion, or 2.1%, primarily as a result of an increase in short-term and other investments. A significant portion of (re)insurance contracts written by the Company provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, which could result in payment of a substantial amount of losses at short notice. Accordingly, the Company’s investment portfolio is primarily structured to provide liquidity, which means the investment portfolio contains a significant amount of relatively short-term fixed maturity investments. The Company’s investment policies specifically require certain minimum thresholds of cash, short-term investments, and highly-rated fixed maturity securities relative to our consolidated net reserves and estimates of probable maximum loss exposures to provide necessary liquidity in a wide range of reasonable scenarios. At March 31, 2015, the average duration of the Company’s fixed maturity and short term investment portfolio was 2.35 years (December 31, 2014: 2.16 years). This duration is reviewed regularly based on changes in the duration of the Company's liabilities and in general market conditions.
The Company’s investment portfolio is also structured to preserve capital. The Company’s investment policies require certain minimum credit quality standards, including a minimum weighted average portfolio rating of A+. Further limits on securities rated BBB and below are also mandated. In addition, the Company stress-tests the downside risks within its asset portfolio using internal and external inputs and stochastic modeling processes to help define and limit asset risks to acceptable levels that are consistent with our overall enterprise-risk framework. At March 31, 2015, the Company’s total investment portfolio had an average credit quality rating of AA- (December 31, 2014: AA-) and an effective yield of 1.83% for the three months then ended (2014: 1.42%). The estimated fair value of investment grade fixed maturities, as at March 31, 2015 was $4.8 billion, or 87.3% of the fixed maturity portfolio, compared to $4.9 billion as at December 31, 2014, or 89.2%, a decrease of $0.1 billion, or 2.9%. The estimated fair value of non-investment grade fixed maturities as at March 31, 2015 was $693.0 million or 8.4% of consolidated cash and investments compared to $599.0 million or 7.4% of consolidated cash and investments as at December 31, 2014, an increase of $94.1 million, or 15.7%. Non-investment grade securities consist primarily of bank loans, catastrophe and corporate bonds.
The Company also has an allocation to other investments, primarily hedge funds and investment funds. At March 31, 2015, these other investments, excluding noncontrolling interests, totaled $393.9 million, or 5.6%, of total investments, excluding noncontrolling interest (December 31, 2014: $382.5 million or 5.5%). For further details related to the investment portfolio, including the extent of investments with fair values measured using unobservable inputs, see Notes 3 and 4 to the Consolidated Financial Statements in Part I, Item 1.
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

The estimated fair value of investments at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Estimated Fair Value	% of Total Investments	Estimated Fair Value	% of Total Investments
U.S. government and government agency	$771,701	12.5%	$760,086	12.3%
Non-U.S. government and government agency	243,533	3.9%	278,728	4.5%
U.S. states, municipalities and political subdivisions	350,843	5.7%	449,623	7.3%
Agency residential mortgage-backed securities	534,234	8.6%	529,231	8.5%
Non-agency residential mortgage-backed securities	32,108	0.5%	37,807	0.6%
U.S. corporate	1,446,146	23.4%	1,499,706	24.2%
Non-U.S. corporate	510,581	8.3%	563,162	9.1%
Bank loans	461,340	7.5%	449,004	7.2%
Catastrophe bonds	127,217	2.1%	75,664	1.2%
Asset-backed securities	704,265	11.4%	647,482	10.5%
Commercial mortgage-backed securities	302,511	4.9%	242,238	3.9%
Total fixed maturities	5,484,479	88.8%	5,532,731	89.3%
Total short-term investments (a)	1,183,342	19.1%	1,051,074	17.1%
Total other investments (b)	881,995	14.3%	813,011	13.1%
Total investments including assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	7,549,816	122.2%	7,396,816	119.5%
Assets managed on behalf of operating affiliates (a)	(751,473)	(12.2)%	(696,924)	(11.3)%
Catastrophe bonds	(127,217)	(2.1)%	(75,664)	(1.2)%
Noncontrolling interest (b)	(488,073)	(7.9)%	(430,494)	(7.0)%
Total investments, excluding assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	$6,183,053	100.0%	$6,193,734	100.0%

(a)
Included in the short-term investments balance are assets managed in support of AlphaCat's fully collateralized reinsurance transactions. Also, included in the short-term investments balance are investments held by one AlphaCat ILS fund which is consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

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

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Fair Value	% of Total	Fair Value	% of Total
Germany	$52,649	7.0%	$49,738	5.9%
Supranational	47,663	6.4%	48,406	5.8%
France	24,348	3.2%	44,153	5.2%
United Kingdom	23,155	3.1%	18,851	2.2%
Norway	16,023	2.1%	24,218	2.9%
Province of Ontario	13,130	1.7%	17,063	2.0%
Netherlands	11,053	1.5%	11,011	1.3%
Other (individual jurisdictions below $11,000)	55,512	7.3%	65,288	7.8%
Total Non-U.S. Government Securities	243,533	32.3%	278,728	33.1%
European Corporate Securities	206,547	27.4%	197,095	23.4%
United Kingdom Corporate Securities	158,274	21.0%	185,307	22.0%
Other Non-U.S. Corporate Securities	145,760	19.3%	180,760	21.5%
Total Non-U.S. Fixed Income Portfolio	$754,114	100.0%	$841,890	100.0%
The Company manages its corporate debt securities by limiting its exposure to any single issuer, excluding government and agency securities, based on credit rating, ranging from 3.5% to 0.5% of total cash and investments. At March 31, 2015, the Company did not have an aggregate exposure to any single issuer of more than 0.9%, other than with respect to government and agency securities. The top ten exposures to fixed income corporate issuers at March 31, 2015 are as follows:

(Dollars in thousands)	March 31, 2015
Issuer (a)	Fair Value (b)	S&P Rating (c)	% of Total Cash and Investments
JPMorgan Chase & Co	$71,544	A-	0.9%
HSBC Holdings Plc	57,491	A	0.7%
Morgan Stanley	53,423	BBB+	0.7%
Bank of America Corp	51,548	BBB+	0.6%
Citigroup Inc	49,378	BBB+	0.6%
Goldman Sachs Group	45,272	BBB+	0.6%
Wells Fargo & Company	44,518	A-	0.5%
US Bancorp	35,011	AA-	0.4%
Bank of New York Mellon Corp	34,578	A+	0.4%
Anheuser-Busch Inbev SA	33,539	A	0.4%
Total	$476,302		5.8%

(a)	Issuers exclude government-backed, government-sponsored enterprises and cash and cash equivalents.

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

The tables below show the Company’s investments in affiliates, accounted for under the equity method:

	March 31, 2015
(Dollars in thousands)	Investment at cost	Voting ownership	Equity ownership	Carrying value
AlphaCat Re 2011	$4,596	43.7%	22.3%	$4,596
AlphaCat Re 2012	710	49.0%	37.9%	710
AlphaCat 2013	1,054	40.9%	19.7%	1,054
AlphaCat 2014	3,835	42.3%	19.6%	3,835
AlphaCat 2015	25,600	40.0%	20.0%	26,916
AlphaCat ILS funds	134,161	n/a	(a)	140,239
Aquiline Financial Services Fund II L.P.	56,563	n/a	8.1%	71,844
Aquiline Financial Services Fund III L.P.	14,138	n/a	13.7%	14,138
Total	$240,657			$263,332

(a)	Equity ownership in the AlphaCat ILS funds was 7.6%, 25.2% and 9.1%, respectively as at March 31, 2015.

	December 31, 2014
(Dollars in thousands)	Investment at cost	Voting ownership	Equity ownership	Carrying value
AlphaCat Re 2011	$4,606	43.7%	22.3%	$4,606
AlphaCat Re 2012	735	49.0%	37.9%	735
AlphaCat 2013	1,068	40.9%	19.7%	1,068
AlphaCat 2014	22,000	42.3%	19.6%	28,085
AlphaCat 2015	25,600	40.0%	20.0%	25,600
AlphaCat ILS fund	133,091	n/a	(a)	137,883
Aquiline Financial Services Fund II L.P.	51,001	n/a	6.7%	63,506
Total	$238,101			$261,483

(a)	Equity ownership in the AlphaCat ILS funds was 7.9%, 39.7% and 9.1%, respectively as at December 31, 2014.
During the three months ended March 31, 2015, the Company received partial returns of investment from AlphaCat 2014 of $24.2 million. The Company expects to receive further returns of investment during the year from AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013 and AlphaCat 2014.

Reserves for Losses and Loss Expenses
At March 31, 2015, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Critical Accounting Policies and Estimates section. The following tables indicate the breakdown of gross and net reserves for losses and loss expenses between lines of business and between case reserves and IBNR.

	As at March 31, 2015
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$547,639	$454,978	$1,002,617
Marine	409,938	409,640	819,578
Specialty	263,930	503,529	767,459
Liability	176,737	432,971	609,708
Total	$1,398,244	$1,801,118	$3,199,362

	As at March 31, 2015
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$482,781	$380,784	$863,565
Marine	383,206	372,748	755,954
Specialty	230,427	454,031	684,458
Liability	167,931	351,572	519,503
Total	$1,264,345	$1,559,135	$2,823,480

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended March 31, 2015.

	Three Months Ended March 31, 2015
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Western World Segment	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,333,878	$6,525	$1,352,056	$613,551	$(71,616)	$3,234,394
Losses and loss expenses recoverable	(70,279)	—	(290,581)	(88,222)	71,616	(377,466)
Net reserves for losses and loss expenses, beginning of period	1,263,599	6,525	1,061,475	525,329	—	2,856,928
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	137,824	—	129,815	56,849	—	324,488
Prior years	(24,696)	(844)	(51,687)	(6,332)	—	(83,559)
Total incurred losses and loss expenses	113,128	(844)	78,128	50,517	—	240,929

Net paid losses	(109,974)	(457)	(96,817)	(41,855)	—	(249,103)
Foreign exchange gain	(14,686)	(46)	(10,542)	—	—	(25,274)
Net reserve for losses and loss expenses, end of period	1,252,067	5,178	1,032,244	533,991	—	2,823,480
Losses and loss expenses recoverable	61,902	—	284,572	95,516	(66,108)	375,882
Reserve for losses and loss expenses, end of period	$1,313,969	$5,178	$1,316,816	$629,507	$(66,108)	$3,199,362
The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the three months ended March 31, 2015, favorable loss reserve development on prior accident years was $83.6 million of which $24.7 million related to the Validus Re segment, $0.8 million related to the AlphaCat segment, $51.7 million related to the Talbot segment and $6.3 million related to the Western World segment.
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

The reserves for notable loss events table below does not disclose 2010, 2011 or 2012 notable loss events. Deepwater Horizon, a 2010 event, had closing reserves of $64.1 million as at March 31, 2015. The New Zealand earthquakes of 2010 and 2011, had total closing reserves of $161.8 million as at March 31, 2015. Hurricane Sandy, a 2012 event, had total closing reserves of $124.1 million as at March 31, 2015 and Costa Concordia, also a 2012 event, had total closing reserves of $34.2 million as at March 31, 2015.

Reserves for Notable Loss Events (Dollars in thousands)

2013 Notable Loss Events		Year Ended December 31, 2013			Year Ended December 31, 2014			Three Months Ended March 31, 2015
		Development		Closing	Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss Event	Estimate (a)	Unfavorable (b)	of RDE	December 31, 2013	Unfavorable (b)	of RDE	December 31, 2014	Unfavorable (b)	of RDE	March 31, 2015
European Floods	$77,587	$(16,762)	—	$60,825	$(25,938)	—	$34,887	(1,066)	—	$33,821
Total 2013 Notable Loss Event	$77,587	$(16,762)	$—	$60,825	$(25,938)	$—	$34,887	$(1,066)	$—	$33,821

		Year Ended December 31, 2013			Year Ended December 31, 2014			Three Months Ended March 31, 2015
				Closing			Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss Event				December 31, 2013			December 31, 2014			March 31, 2015
European Floods			$8,006	$52,819		$11,864	$15,017		$2,256	$11,695
Total 2013 Notable Loss Event			$8,006	$52,819		$11,864	$15,017		$2,256	$11,695

2014 Notable Loss Events					Year Ended December 31, 2014			Three Months Ended March 31, 2015
					Development		Closing	Development		Closing
	Initial				(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss Event	Estimate (a)				Unfavorable (b)	of RDE	December 31, 2014	Unfavorable (b)	of RDE	March 31, 2015
Tripoli Airport (e)	$28,134				$6,810	—	$34,944	$2,008	—	$36,952
Total 2014 Notable Loss Event	$28,134				$6,810	$—	$34,944	$2,008	$—	$36,952

					Year Ended December 31, 2014			Three Months Ended March 31, 2015
							Closing			Closing
						Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss Event							December 31, 2014			March 31, 2015
Tripoli Airport (e)						$—	$34,944		$8,922	$28,030
Total 2014 Notable Loss Event						$—	$34,944		$8,922	$28,030

(a)	Includes paid losses, case reserves and IBNR reserves.

(b)	Development other than allocation of RDE.

(c)	Excludes impact of movements in foreign exchange rates.

(d)	Closing Reserve for the period equals Closing Estimate for the period less cumulative Paid Losses.

(e)
As at September 30, 2014, the initial estimate for Tripoli Airport was below the $30.0 million notable loss event threshold; however, during the fourth quarter of 2014 adverse development caused this event to exceed the notable loss event threshold.

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
The following table details the capital resources of certain subsidiaries of the Company on an unconsolidated basis.

Capital at
(Dollars in thousands)	March 31, 2015
Western World Insurance Group, Inc. (consolidated)	$686,252
Validus Reinsurance, Ltd.	2,927,568
Validus Reinsurance, Ltd. (consolidated)	3,613,820
Noncontrolling interest in PaCRe, Ltd.	494,451
Redeemable noncontrolling interest in AlphaCat ILS fund	98,777
Talbot Holdings, Ltd. (consolidated)	867,289
Other, net	(13,106)
Total consolidated capitalization	5,061,231
Senior notes payable	(247,333)
Debentures payable	(537,561)
Redeemable noncontrolling interest in AlphaCat ILS fund	(98,777)
Total shareholders’ equity	$4,177,560
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

There are three main sources of cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by or used in operating, investing and financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the three months ended March 31, 2015 and 2014 is provided in the following table.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Net cash used in operating activities	$(228,541)	$(44,427)	$(184,114)
Net cash (used in) provided by investing activities	(56,718)	359,559	(416,277)
Net cash provided by (used in) financing activities	194,228	(264,250)	458,478
Effect of foreign currency rate changes on cash and cash equivalents	(15,080)	4,890	(19,970)
Net (decrease) increase in cash	$(106,111)	$55,772	$(161,883)
Operating Activities
Cash flow from operating activities is derived primarily from the receipt of premiums less the payment of losses and loss expenses related to underwriting activities.
Net cash used in operating activities during the three months ended March 31, 2015 was $228.5 million compared to $44.4 million for three months ended March 31, 2014, an unfavorable movement of $184.1 million. This unfavorable movement reflects the returns on investments made to third party investors in operating affiliates as well as payments made in respect of certain retrocessional coverage.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.
Investing Activities
Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. As at March 31, 2015, the Company’s portfolio was composed of fixed income investments, short-term and other investments amounting to $7.5 billion or 92.0% of total cash and investments. For further details related to investments pledged as collateral, see Note 3 (d) to the Consolidated Financial Statements in Part I, Item 1.
Net cash (used in) provided by investing activities during the three months ended March 31, 2015 was ($56.7) million compared to $359.6 million for the three months ended March 31, 2014, an unfavorable movement of $416.3 million. This unfavorable movement was due primarily to an increase in the purchase of fixed maturity investments of $381.4 million and an increase in the change in restricted cash of $104.7 million.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance and purchase of shares in the Company and its subsidiaries, and the issuance and repayment of notes payable to operating affiliates.
Net cash provided by (used in) financing activities during the three months ended March 31, 2015 was $194.2 million compared to ($264.3) million during the three months ended March 31, 2014, a favorable movement of $458.5 million. This favorable movement was driven primarily by an increase in the issuance of notes payable to operating affiliates of $467.8 million, a decrease of $139.2 million in the repurchase of common shares under the share repurchase program; offset by, an increase in the repayment of notes payable to operating affiliates of $181.3 million.

Capital Resources
The following table details the Company's capital position as at March 31, 2015 and December 31, 2014.

Capitalization (Dollars in thousands)	March 31, 2015	December 31, 2014
Senior Notes (a)	$247,333	$247,306
Junior Subordinated Deferrable Debentures (JSDs) (b)	289,800	289,800
Flagstone Junior Subordinated Deferrable Debentures (JSDs) (c)	247,761	249,477
Total debt	784,894	786,583

Redeemable noncontrolling interest	98,777	79,956

Ordinary shares, capital and surplus available to Validus	3,695,750	3,596,514
Accumulated other comprehensive loss	(12,641)	(8,556)
Noncontrolling interest	494,451	458,595
Total shareholders' equity (d)	4,177,560	4,046,553

Total capitalization (d) (f)	5,061,231	4,913,092
Total capitalization available to Validus (e) (f)	$4,468,003	$4,374,541

Debt to total capitalization	15.5%	16.0%
Debt (excluding JSDs) to total capitalization	4.9%	5.0%
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

Shareholders' Equity
Shareholders' equity available to Validus at March 31, 2015 was $3.7 billion.
On May 7, 2015, the Company announced a quarterly cash dividend of $0.32 per common share and $0.32 per common share equivalent for which each outstanding warrant is exercisable, which is payable on June 30, 2015 to shareholders and warrant holders of record on June 15, 2015. The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon results of operations and cash flows, the Company's financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.
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
Debt and Financing Arrangements
The following table details the Company's borrowings and credit facilities as at March 31, 2015.

(Dollars in thousands)	Maturity Date / Term (a)	Commitments	Issued and Outstanding (b)
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	200,000	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	400,000	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	525,000	268,907
$30,000 secured bi-lateral letter of credit facility	Evergreen	30,000	14,747
Talbot FAL Facility	December 31, 2017	25,000	25,000
PaCRe senior secured letter of credit facility	Evergreen	10,000	39
AlphaCat Re secured letter of credit facility	Evergreen	30,000	30,000
IPC Bi-Lateral Facility	Evergreen	25,000	12,543
$230,000 Flagstone bi-lateral facility	Evergreen	230,000	209,070
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	134,011	134,011
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750	113,750
Total		$2,122,761	$1,347,867

(a)	The arrangement is indicated as evergreen if, unless written notice to the contrary is given, it automatically renews on a regular basis.

(b)	Indicates utilization of commitment amount, not necessarily drawn borrowings.
For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, please refer to Note 12 "Debt and financing arrangements" to the Consolidated Financial Statements in Part I, Item 1 for further details.

Ratings
The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of May 8, 2015:

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

(a)
The A.M. Best ratings were most recently affirmed on March 12, 2015 for Validus Holdings, Ltd, Validus Reinsurance, Ltd and Validus Reinsurance (Switzerland) Ltd. The A.M. Best rating for Lloyd's was most recently affirmed on July 24, 2014. The A.M. Best rating for Talbot Syndicate 1183 was assigned on June 18, 2014. The A.M. Best rating for Western World Insurance Company was downgraded from A+ to A on November 6, 2014.

(b)
The S&P ratings were most recently affirmed on November 3, 2014 for Validus Holdings, Ltd, Validus Reinsurance, Ltd. and Validus Reinsurance (Switzerland) Ltd. On October 13, 2014, the S&P rating for Lloyd's was affirmed and the outlook was revised from positive to stable.

(c)	The Moody’s ratings were most recently affirmed on June 25, 2014 for Validus Holdings, Ltd and Validus Reinsurance, Ltd.

(d)	The Fitch ratings were most recently affirmed on February 27, 2015 for Validus Holdings, Ltd. and Validus Reinsurance, Ltd. The Fitch rating for Lloyd's was most recently affirmed on October 14, 2014.

(e)	A.M. Best placed the A- rating of PaCRe, Ltd. “under review with negative implications” on January 20, 2015.

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
Critical accounting policies and estimates are discussed further in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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

•
statutory or regulatory or rating agency developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

•
the other factors set forth under Part I Item 1A "Risk Factors" and under Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as well as the risk and other factors set forth in the Company's other filings with the SEC, as well as management's response to any of the aforementioned factors.

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
As at March 31, 2015, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 2.3%, or approximately $133.3 million. As at March 31, 2015, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.2% or approximately $128.1 million.
As at March 31, 2015, the Company held $1.6 billion (December 31, 2014: $1.5 billion), or 28.7% (December 31, 2014: 26.3%), of the Company's fixed maturity portfolio in asset-backed and mortgage-backed securities. Some of these assets are exposed to prepayment risk, which occurs when the frequency with which holders of the underlying loans prepay the outstanding principal before the maturity date changes. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
Foreign Currency Risk:    Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash, receivables and investments that are denominated in such currencies. As at March 31, 2015, approximately $602.1 million, or 5.4% of our total assets and $706.7 million, or 10.4% of our total liabilities were held in foreign currencies. As at March 31, 2015, approximately $95.3 million, or 1.4% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date. As of December 31, 2014, $606.3 million, or 5.9% of our total assets and $738.5 million, or 11.9% of our total liabilities were held in foreign currencies. As of December 31, 2014, $92.4 million, or 1.3% of our total liabilities denominated in foreign currencies were non-monetary items which do not require revaluation at each reporting date. When necessary, we may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts. For further information on the accounting treatment of our foreign currency derivatives, refer to Note 7 of Part I, Item 1 - Consolidated Financial Statements. To the extent foreign currency exposure is not hedged or otherwise matched, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.

Credit Risk: The Company is exposed to credit risk from the possibility that counterparties may default on their obligations. The Company’s primary credit risks reside in investment in U.S. and non-U.S. corporate bonds and amounts recoverable from reinsurers. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain a minimum weighted-average portfolio credit rating of A+. In addition, the portfolio limits the amount of “risk assets”, such as non-investment grade debt and equity securities, to a maximum of 35% of shareholders’ equity. The Company also limits its exposure to any single issuer to 3.5% of its investment portfolio or less, excluding government and agency securities, depending on the credit rating of the issuer. With the exception of the Company's bank loan portfolio and certain capital securities issued by investment grade corporations, the minimum credit rating of any security purchased is Baa3/BBB-. In total, investments in below investment grade securities are limited to no more than 10% of the Company’s investment portfolio. As at March 31, 2015, 9.2% of the Company's total investment portfolio was below investment grade. The Company did not have an aggregate exposure to any single issuer of more than 0.9% of its investment portfolio, other than with respect to government and agency securities as at March 31, 2015.
The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company's financial assets. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At March 31, 2015, 98.4% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, (December 31, 2014: 98.0%, rated A-) or from reinsurers posting full collateral.
Liquidity risk: Certain of the Company's investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of the Company's investments, including non-agency residential mortgage-backed securities and bank loans which represent 6.0% (December 31, 2014: 6.0%) of total cash and investments at March 31, 2015. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include the payment of claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At March 31, 2015, the Company had $975.2 million (December 31, 2014: $999.8 million) of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments and government and government agency securities. Details of the Company's debt and financing arrangements at March 31, 2015 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use / Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	268,907
$30,000 secured bi-lateral letter of credit facility	Evergreen	14,747
Talbot FAL facility	December 31, 2017	25,000
PaCRe senior secured letter of credit facility	Evergreen	39
AlphaCat Re secured letter of credit facility	Evergreen	30,000
IPC Bi-Lateral Facility	Evergreen	12,543
$230,000 Flagstone bi-lateral facility	Evergreen	209,070
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	134,011
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750
Total debt and financing arrangements		$1,347,867
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
As at March 31, 2015, the Company was not a party to, or involved in any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
ITEM 1A. RISK FACTORS
Please refer to the discussion of Risk Factors in Part 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has repurchased approximately 71.5 million common shares for an aggregate purchase price of $2.3 billion from the inception of the share repurchase program to May 6, 2015.
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
The repurchase program may be modified, extended or terminated by the Board of Directors at any time. The remaining amount available under the current share repurchase authorization was $732.9 million as of May 6, 2015.
Share repurchases include repurchases by the Company of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares that have vested. We repurchase these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
	As at December 31, 2014				Quarter ended
Effect of share repurchases:	(cumulative)	January	February	March	March 31, 2015
Aggregate purchase price (a)	$2,231,301	$43,100	$14,448	$560	$58,108
Shares repurchased	70,045,504	$1,072,462	$344,522	$13,505	$1,430,489
Average price (a)	$31.86	$40.19	$41.94	$41.47	$40.62

Estimated cumulative net accretive (dilutive) impact on:
Diluted BV per common share (b)					$4.06
Diluted EPS - Quarter (c)					$0.83

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
Effect of share repurchases:	As at March 31, 2015 (cumulative)	April	May	As at May 6, 2015	Cumulative to Date Effect
Aggregate purchase price (a)	$2,289,409	$—	$2,078	$2,078	$2,291,487
Shares repurchased	71,475,993	—	49,458	49,458	71,525,451
Average price (a)	$32.03	$—	$42.02	$42.02	$32.04

(a)	Share transactions are on a trade date basis through May 6, 2015 and are inclusive of commissions. Average share price is rounded to two decimal places.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description
Exhibit 10.1*	Amendment to Employment Agreement between Edward J. Noonan and Validus Holdings, Ltd. dated as of March 12, 2015.

Exhibit 10.2*	Amendment to Employment Agreement between Jeffrey D. Sangster and Validus Holdings, Ltd. dated as of March 12, 2015.

Exhibit 10.3*	Amendment to Employment Agreement between Kean Driscoll and Validus Services (Bermuda) Ltd. dated as of March 12, 2015.

Exhibit 10.4*	Amendment to Employment Agreement between John J. Hendrickson and Validus America, Inc. dated as of March 12, 2015.

Exhibit 10.5*	Amendment to Employment Agreement between Robert F. Kuzloski and Validus Holdings, Ltd. dated as of March 12, 2015.

Exhibit 10.6*	Amendment to Employment Agreement between Romel Salam and Validus America, Inc. dated as of March 12, 2015.

Exhibit 10.7*	Amendment to Employment Agreement between Michael Moore and Validus Holdings, Ltd. dated as of March 12, 2015.

Exhibit 10.8*	Amendment to Employment Agreement between Andrew E. Kudera and Validus Holdings, Ltd. dated as of March 12, 2015.

Exhibit 10.9*	Amendment to Employment Agreement between Jonathan P. Ritz and Validus America, Inc. dated as of March 12, 2015.

Exhibit 10.10*	Amendment to Employment Agreement between Lixin Zeng and Validus Holdings, Ltd. dated as of March 12, 2015.

Exhibit 10.11*	Amendment to Employment Agreement between C.N. Rupert Atkin and Talbot Underwriting Services Ltd. dated as of March 27, 2015.

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101.1 INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	May 8, 2015	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	May 8, 2015	/s/ Jeffrey D. Sangster
Jeffrey D. Sangster
Executive Vice President and Chief Financial Officer