Form 10-Q
period 2015-06-30
VALIDUS HOLDINGS LTD
filed 2015-08-07
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
 Form 10-Q
__________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 5, 2015 there were 82,755,657 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at June 30, 2015 (unaudited) and December 31, 2014
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2015—$5,462,612; 2014—$5,534,494)	$5,459,304	$5,532,731
Short-term investments, at fair value (amortized cost: 2015—$1,337,914; 2014—$1,051,222)	1,338,051	1,051,074
Other investments, at fair value (cost: 2015—$901,581; 2014—$879,176)	893,707	813,011
Cash and cash equivalents	433,710	577,240
Restricted cash	140,019	173,003
Total investments and cash	8,264,791	8,147,059
Investments in affiliates	374,121	261,483
Premiums receivable	1,276,020	707,647
Deferred acquisition costs	253,225	161,295
Prepaid reinsurance premiums	161,516	81,983
Securities lending collateral	7,021	470
Loss reserves recoverable	376,665	377,466
Paid losses recoverable	40,198	38,078
Income taxes recoverable	13,787	—
Deferred tax asset	23,079	23,821
Receivable for investments sold	29,131	18,318
Intangible assets	124,092	126,924
Goodwill	196,758	195,897
Accrued investment income	23,894	24,865
Other assets	260,998	164,633
Total assets	$11,425,296	$10,329,939

Liabilities
Reserve for losses and loss expenses	$3,187,177	$3,234,394
Unearned premiums	1,519,491	990,564
Reinsurance balances payable	95,705	127,128
Securities lending payable	7,487	936
Deferred tax liability	8,063	5,541
Payable for investments purchased	105,871	68,574
Accounts payable and accrued expenses	167,776	318,245
Notes payable to operating affiliates	1,381,313	671,465
Senior notes payable	247,360	247,306
Debentures payable	538,032	539,277
Total liabilities	$7,258,275	$6,203,430

Commitments and contingent liabilities
Redeemable noncontrolling interest	—	79,956

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2015—158,379,505; 2014—155,554,224; Outstanding: 2015—83,295,795; 2014—83,869,845)	$27,716	$27,222
Treasury shares (2015—75,083,710; 2014—71,684,379)	(13,140)	(12,545)
Additional paid-in-capital	1,097,527	1,207,493
Accumulated other comprehensive loss	(9,066)	(8,556)
Retained earnings	2,553,894	2,374,344
Total shareholders’ equity available to Validus	3,656,931	3,587,958
Noncontrolling interest	510,090	458,595
Total shareholders’ equity	$4,167,021	$4,046,553

Total liabilities, noncontrolling interests and shareholders’ equity	$11,425,296	$10,329,939
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2015 and 2014 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Gross premiums written	$726,968	$655,674	$1,846,466	$1,667,665
Reinsurance premiums ceded	(54,896)	(50,565)	(245,736)	(245,473)
Net premiums written	672,072	605,109	1,600,730	1,422,192
Change in unearned premiums	(98,490)	(139,106)	(449,394)	(473,232)
Net premiums earned	573,582	466,003	1,151,336	948,960
Net investment income	33,608	21,286	64,629	44,648
Net realized gains on investments	2,244	7,858	6,413	11,598
Change in net unrealized (losses) gains on investments	(17,530)	45,427	54,674	101,120
Income from investment affiliate	284	779	3,060	6,127
Other insurance related income and other income	2,540	5,235	7,372	19,065
Foreign exchange (losses) gains	(3,236)	3,158	(6,787)	(3,320)
Total revenues	591,492	549,746	1,280,697	1,128,198

Expenses
Losses and loss expenses	266,146	158,745	507,075	321,416
Policy acquisition costs	104,425	78,953	203,061	164,602
General and administrative expenses	82,963	73,842	167,991	148,287
Share compensation expenses	9,242	8,341	18,296	15,488
Finance expenses	17,735	16,126	37,587	32,026
Transaction expenses	—	3,252	—	3,252
Total expenses	480,511	339,259	934,010	685,071

Income before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	110,981	210,487	346,687	443,127
Tax expense	(2,549)	(1,391)	(5,114)	(1,351)
Income from operating affiliates	4,104	4,892	6,557	9,819
(Income) attributable to operating affiliate investors	(30,879)	(25,316)	(54,085)	(57,026)
Net income	$81,657	$188,672	$294,045	$394,569
Net (income) attributable to noncontrolling interest	(17,644)	(35,305)	(56,621)	(78,814)
Net income available to Validus	$64,013	$153,367	$237,424	$315,755

Other comprehensive income (loss)
Change in foreign currency translation adjustments	2,763	2,615	(256)	3,077
Change in minimum pension liability, net of tax	422	—	157	—
Change in fair value of cash flow hedge	390	—	(411)	—
Other comprehensive income (loss)	$3,575	$2,615	$(510)	$3,077

Comprehensive income available to Validus	$67,588	$155,982	$236,914	$318,832

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	84,003,549	90,952,523	83,627,396	92,202,261
Diluted	87,313,154	95,276,836	87,448,142	96,538,178

Basic earnings per share available to common shareholders	$0.75	$1.67	$2.81	$3.39
Earnings per diluted share available to common shareholders	$0.73	$1.61	$2.72	$3.27

Cash dividends declared per share	$0.32	$0.30	$0.64	$0.60
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2015 and 2014 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)
Common shares
Balance - Beginning of period	$27,222	$27,036
Common shares issued, net	494	125
Balance - End of period	$27,716	$27,161

Treasury shares
Balance - Beginning of period	$(12,545)	$(10,228)
Repurchase of common shares	(595)	(939)
Balance - End of period	$(13,140)	$(11,167)

Additional paid-in capital
Balance - Beginning of period	$1,207,493	$1,677,894
Common shares issued, net	14,366	(4,510)
Repurchase of common shares	(142,628)	(196,400)
Share compensation expenses	18,296	15,488
Balance - End of period	$1,097,527	$1,492,472

Accumulated other comprehensive (loss) income
Balance - Beginning of period	$(8,556)	$(617)
Other comprehensive (loss) income	(510)	3,077
Balance - End of period	$(9,066)	$2,460

Retained earnings
Balance - Beginning of period	$2,374,344	$2,010,009
Dividends	(57,874)	(59,584)
Net income	294,045	394,569
Net (income) attributable to noncontrolling interest	(56,621)	(78,814)
Balance - End of period	$2,553,894	$2,266,180

Total shareholders’ equity available to Validus	$3,656,931	$3,777,106

Noncontrolling interest	$510,090	$575,347

Total shareholders’ equity	$4,167,021	$4,352,453
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$294,045	$394,569
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	18,296	15,488
Loss (gain) on deconsolidation/sale of subsidiary	1,777	(2,081)
Amortization of discount on senior notes	54	54
Income from investment affiliate	(3,060)	(6,127)
Net realized gains on investments	(6,413)	(11,598)
Change in net unrealized gains on investments	(54,674)	(101,120)
Amortization of intangible assets	2,832	2,080
Income from operating affiliates	(6,557)	(9,819)
Foreign exchange losses (gains) included in net income	7,729	(11,629)
Amortization of premium on fixed maturities	12,395	8,116
Change in:
Premiums receivable	(567,553)	(514,339)
Deferred acquisition costs	(91,930)	(76,373)
Prepaid reinsurance premiums	(79,533)	(75,040)
Loss reserves recoverable	644	32,983
Paid losses recoverable	(2,253)	20,322
Income taxes recoverable	(13,931)	—
Deferred tax asset	908	—
Accrued investment income	984	864
Other assets	(37,684)	31,388
Reserve for losses and loss expenses	(46,973)	(172,189)
Unearned premiums	528,927	548,272
Reinsurance balances payable	(31,619)	5,979
Deferred tax liability	2,329	1,539
Accounts payable and accrued expenses	(157,581)	(63,896)
Net cash (used in) provided by operating activities	(228,841)	17,443

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	2,237,966	1,956,442
Proceeds on maturities of investments	186,594	384,259
Purchases of fixed maturities	(2,337,990)	(1,906,212)
Purchases of short-term investments, net	(375,299)	(99,677)
Purchases of other investments, net	(21,970)	(54,716)
(Increase) decrease in securities lending collateral	(6,551)	2,071
Investment in operating affiliates	(10,400)	—
Redemption from operating affiliates	27,264	57,025
Investment in investment affiliates	(23,115)	—
Decrease in restricted cash	32,984	15,371
Proceeds on sale of subsidiary, net of cash	—	16,459
Net cash (used in) provided by investing activities	(290,517)	371,022

Cash flows provided by (used in) financing activities
Proceeds on issuance of notes payable to operating affiliates	1,155,284	320,454
Repayments on notes payable to operating affiliates	(621,444)	(364,877)
Issuance (redemption) of common shares, net	14,860	(4,385)
Purchases of common shares under share repurchase program	(143,223)	(197,339)
Dividends paid	(58,740)	(61,036)
Increase (decrease) in securities lending payable	6,551	(2,071)
Third party investment in redeemable noncontrolling interest	55,700	57,000
Third party redemption of redeemable noncontrolling interest	(19,395)	(10,496)
Net cash provided by (used in) financing activities	389,593	(262,750)

Effect of foreign currency rate changes on cash and cash equivalents	(13,765)	13,097

Net (decrease) increase in cash	(143,530)	138,812

Cash and cash equivalents - beginning of period	$577,240	$734,148

Cash and cash equivalents - end of period	$433,710	$872,960

Taxes paid during the period	$14,192	$597

Interest paid during the period	$27,248	$27,224
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
In the opinion of management, these Consolidated Financial Statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. The Consolidated Statement of Cash Flows for the six months ended June 30, 2014 includes a revision to increase net cash provided by investing activities by $28,748. There are no changes to the sub-totals of net cash used in operating activities, financing activities or the effect of foreign currency rate changes on cash and cash equivalents. This revision resulted in an increase in net cash of $28,748 for the six months ended June 30, 2014.
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
In May 2014, the FASB issued Accounting Standard Update 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The original effective date for the amendments in this Update was for interim and annual reporting periods beginning after December 15, 2016; however, on July 9, 2015, the FASB delayed the effective date by one year. As such, the new effective date is for interim and annual reporting periods beginning after December 15, 2017. The FASB also decided to allow entities to choose to adopt the standard as of the original effective date. Earlier adoption is not permitted. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.
In February 2015, the FASB issued Accounting Standard Update 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis” (ASU 2015-02). The amendments in this Update modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. The amendment also eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The amendment also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this guidance and it may have a material impact on the Company’s Consolidated Financial Statements.
In April 2015, the FASB issued Accounting Standard Update 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). The amendments in this Update simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has evaluated the impact of this guidance and it will not have a material impact on the Company's Consolidated Financial Statements.
In May 2015, the FASB issued Accounting Standard Update 2015-07, "Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" (ASU 2015-07). The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2015. Earlier application is permitted. The Company has evaluated the impact of this guidance and it will not have a material impact on the Company's Consolidated Financial Statements.
In May 2015, the FASB issued Accounting Standard Update 2015-09, “Financial Services - Insurance (Topic 944) - Disclosures about Short-Duration Contracts” (ASU 2015-09). The amendments in this Update enhance annual disclosures relating to reserves for losses and loss expenses by requiring the following: (1) net incurred and paid claims development information by accident year; (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the reserve for losses and loss expenses; (3) for each accident year presented, total IBNR plus expected development on case reserves included in the reserve for losses and loss expenses, accompanied by a description of reserving methodologies and any changes thereto; (4) for each accident year presented, quantitative information about claim frequency (unless impracticable) accompanied by a qualitative description of methodologies used for determining claim frequency information and any changes thereto; and (5) the average annual percentage payout of incurred claims by age for the same number of accident years presented. The amendments in this Update are effective for annual periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. Early application is permitted. The Company has evaluated the impact of this guidance and it will not have a material impact on the Company's Consolidated Financial Statements.

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
The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments as at June 30, 2015 were as follows:

	Amortized Cost (or Cost)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$817,410	$2,473	$(1,130)	$818,753
Non-U.S. government and government agency	221,592	1,542	(695)	222,439
U.S. states, municipalities and political subdivisions	323,553	1,425	(1,118)	323,860
Agency residential mortgage-backed securities	504,922	7,627	(2,012)	510,537
Non-agency residential mortgage-backed securities	30,812	411	(499)	30,724
U.S. corporate	1,463,488	2,965	(7,845)	1,458,608
Non-U.S. corporate	495,182	2,430	(2,584)	495,028
Bank loans	487,355	1,168	(5,230)	483,293
Catastrophe bonds	153,769	182	(3,249)	150,702
Asset-backed securities	643,864	2,469	(828)	645,505
Commercial mortgage-backed securities	320,665	984	(1,794)	319,855
Total fixed maturities	5,462,612	23,676	(26,984)	5,459,304
Total short-term investments (a)	1,337,914	137	—	1,338,051
Other investments
Fund of hedge funds	2,570	84	(921)	1,733
Hedge funds (b)	599,709	108,870	(126,158)	582,421
Private equity investments	49,309	7,576	(1,300)	55,585
Investment funds	243,794	604	—	244,398
Mutual funds	6,199	3,371	—	9,570
Total other investments	901,581	120,505	(128,379)	893,707
Total investments including assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	$7,702,107	$144,318	$(155,363)	$7,691,062
Assets managed on behalf of operating affiliates (a)	(1,008,445)	—	—	(1,008,445)
Catastrophe bonds	(153,769)	(182)	3,249	(150,702)
Noncontrolling interest (b)	(527,850)	(91,716)	113,542	(506,024)
Total investments, excluding assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	$6,012,043	$52,420	$(38,572)	$6,025,891

(a)	Included in the short-term investments balance are assets managed in support of AlphaCat's fully collateralized reinsurance transactions.

(b)
Included in the hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments as at December 31, 2014 were as follows:

	Amortized Cost (or Cost)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$759,232	$1,755	$(901)	$760,086
Non-U.S. government and government agency	279,493	1,215	(1,980)	278,728
U.S. states, municipalities and political subdivisions	448,668	1,780	(825)	449,623
Agency residential mortgage-backed securities	520,685	9,697	(1,151)	529,231
Non-agency residential mortgage-backed securities	37,954	369	(516)	37,807
U.S. corporate	1,500,963	3,960	(5,217)	1,499,706
Non-U.S. corporate	564,386	2,765	(3,989)	563,162
Bank loans	457,537	200	(8,733)	449,004
Catastrophe bonds	75,822	768	(926)	75,664
Asset-backed securities	647,422	1,250	(1,190)	647,482
Commercial mortgage-backed securities	242,332	598	(692)	242,238
Total fixed maturities	5,534,494	24,357	(26,120)	5,532,731
Total short-term investments (a)	1,051,222	13	(161)	1,051,074
Other investments
Fund of hedge funds	2,570	125	(920)	1,775
Preferred stock	6,535	—	(201)	6,334
Hedge funds (b)	570,371	60,792	(134,203)	496,960
Private equity investments	48,995	4,987	(611)	53,371
Investment funds	244,506	437	(111)	244,832
Mutual funds	6,199	3,540	—	9,739
Total other investments	879,176	69,881	(136,046)	813,011
Total investments including assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	$7,464,892	$94,251	$(162,327)	$7,396,816
Assets managed on behalf of operating affiliates (a)	(696,924)	—	—	(696,924)
Catastrophe bonds	(75,822)	(768)	926	(75,664)
Noncontrolling interest (b)	(502,830)	(48,446)	120,782	(430,494)
Total investments, excluding assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	$6,189,316	$45,037	$(40,619)	$6,193,734

(a)
Included in the short-term investments balance are assets managed in support of AlphaCat's fully collateralized reinsurance transactions. Also, included in the short-term investments balance are investments held by one AlphaCat ILS fund which was consolidated by the Company through May 31, 2015, but in which the Company had an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$2,420,994	44.3%	$2,494,239	45.1%
AA	541,469	9.9%	848,226	15.4%
A	1,097,340	20.1%	1,086,091	19.6%
BBB	663,198	12.1%	505,208	9.1%
Total investment-grade fixed maturities	4,723,001	86.4%	4,933,764	89.2%

BB	289,471	5.3%	362,972	6.6%
B	247,369	4.6%	145,240	2.6%
CCC	3,737	0.1%	12,733	0.2%
CC	3,190	0.1%	3,926	0.1%
C	—	0.0%	1,344	0.0%
D/NR	192,536	3.5%	72,752	1.3%
Total non-investment grade fixed maturities	736,303	13.6%	598,967	10.8%
Total fixed maturities	$5,459,304	100.0%	$5,532,731	100.0%
The amortized cost and estimated fair value amounts for fixed maturities held at June 30, 2015 and December 31, 2014 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$278,555	$279,860	$312,843	$313,248
Due after one year through five years	2,980,225	2,978,036	3,163,225	3,159,200
Due after five years through ten years	541,425	535,074	497,175	491,870
Due after ten years	162,144	159,713	112,858	111,655
	3,962,349	3,952,683	4,086,101	4,075,973
Asset-backed and mortgage-backed securities	1,500,263	1,506,621	1,448,393	1,456,758
Total fixed maturities	$5,462,612	$5,459,304	$5,534,494	$5,532,731

(b)	Net investment income
Net investment income was derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Fixed maturities and short-term investments	$31,163	$22,207	$60,402	$45,504
Other investments	4,014	—	7,202	—
Restricted cash and cash and cash equivalents	451	996	886	2,953
Securities lending income	6	2	9	4
Total gross investment income	35,634	23,205	68,499	48,461
Investment expenses	(2,026)	(1,919)	(3,870)	(3,813)
Total net investment income	$33,608	$21,286	$64,629	$44,648
Net investment income from other investments includes distributed and undistributed net income from certain investment funds.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Net realized gains and change in net unrealized (losses) gains on investments
The following represents an analysis of net realized gains and the change in net unrealized (losses) gains on investments:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Fixed maturities, short-term and other investments
Gross realized gains	$6,269	$9,813	$12,578	$15,109
Gross realized (losses)	(4,025)	(1,955)	(6,165)	(3,511)
Net realized gains on investments	2,244	7,858	6,413	11,598
Change in net unrealized (losses) gains on investments (a)	(17,530)	45,427	54,674	101,120
Total net realized and change in net unrealized (losses) gains on investments including assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	(15,286)	53,285	61,087	112,718
Assets managed on behalf of operating affiliates	—	—	—	—
Catastrophe bonds	573	1,184	2,909	1,988
Noncontrolling interest (a)	(15,431)	(33,207)	(50,511)	(75,209)
Total net realized and change in net unrealized (losses) gains on investments excluding assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	$(30,144)	$21,262	$13,485	$39,497

(a)
Includes the change in net unrealized (losses) gains on investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and is included in the Consolidated Statements of Comprehensive Income as net loss (income) attributable to noncontrolling interest.

(d)	Pledged investments
The following tables outline investments and cash pledged as collateral under the Company's credit facilities. For further details on the credit facilities, please refer to Note 12: “Debt and financing arrangements.”

	June 30, 2015
Description	Commitment	Issued and Outstanding	Investments and cash pledged as collateral
$400,000 syndicated unsecured letter of credit facility	$400,000	$—	$—
$525,000 syndicated secured letter of credit facility	525,000	260,137	391,146
$30,000 secured bi-lateral letter of credit facility	30,000	11,139	47,355
Talbot FAL facility	25,000	25,000	31,233
AlphaCat Re secured letter of credit facility	30,000	30,000	30,116
IPC bi-lateral facility	25,000	11,027	—
$230,000 Flagstone bi-lateral facility	230,000	204,833	377,215
Total	$1,265,000	$542,136	$877,065

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
In addition, $3,445,986 of cash and cash equivalents, restricted cash, short-term investments and fixed maturities were pledged during the normal course of business as at June 30, 2015 (December 31, 2014: $3,150,295). Of those, $3,398,876 were held in trust (December 31, 2014: $3,122,074). Pledged assets are generally for the benefit of the Company's cedants and policyholders, to support AlphaCat's fully collateralized reinsurance transactions and to facilitate the accreditation of Talbot as an alien insurer/reinsurer by certain regulators.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At June 30, 2015, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. government and government agency	$—	$818,753	$—	$818,753
Non-U.S. government and government agency	—	222,439	—	222,439
U.S. states, municipalities and political subdivisions	—	323,860	—	323,860
Agency residential mortgage-backed securities	—	510,537	—	510,537
Non-agency residential mortgage-backed securities	—	30,724	—	30,724
U.S. corporate	—	1,458,608	—	1,458,608
Non-U.S. corporate	—	495,028	—	495,028
Bank loans	—	361,858	121,435	483,293
Catastrophe bonds	—	149,702	1,000	150,702
Asset-backed securities	—	645,505	—	645,505
Commercial mortgage-backed securities	—	319,855	—	319,855
Total fixed maturities	—	5,336,869	122,435	5,459,304
Total short-term investments (a)	1,317,526	16,978	3,547	1,338,051
Other investments
Fund of hedge funds	—	—	1,733	1,733
Hedge funds (b)	—	—	582,421	582,421
Private equity investments	—	—	55,585	55,585
Investment funds	—	78,470	165,928	244,398
Mutual funds	—	9,570	—	9,570
Total other investments	—	88,040	805,667	893,707
Total investments including assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	$1,317,526	$5,441,887	$931,649	$7,691,062
Assets managed on behalf of operating affiliates (a)	(1,008,445)	—	—	(1,008,445)
Catastrophe bonds	—	(149,702)	(1,000)	(150,702)
Noncontrolling interest (b)	—	—	(506,024)	(506,024)
Total investments, excluding assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	$309,081	$5,292,185	$424,625	$6,025,891

(a)	Included in the short-term investments balance are assets managed in support of AlphaCat's fully collateralized reinsurance transactions.

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

(a)
Included in the short-term investments balance are assets managed in support of AlphaCat's fully collateralized reinsurance transactions. Also, included in the short-term investments balance are investments held by one AlphaCat ILS fund which was consolidated by the Company through May 31, 2015, but in which the Company had an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

(b)
Included in the hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

At June 30, 2015, Level 3 investments excluding the catastrophe bonds and noncontrolling interests totaled $424,625 (December 31, 2014: $259,147), representing 7.0% (December 31, 2014: 4.2%) of total investments, excluding assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interests, measured at fair value on a recurring basis.

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
Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. The Company's hedge funds, a fund of hedge funds, private equity investments, certain bank loans, an investment fund and certain catastrophe bonds are the only financial instruments in this category as at June 30, 2015. For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the fund administrators and investment managers to ensure that the hedge fund investments are following fair value principles consistent with U.S. GAAP in determining the net asset value (“NAV”).
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
Fund of hedge funds
The fund of hedge funds includes a side pocket. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund's administrator provides a monthly reported NAV with a one month delay in its valuation which was used as a basis for fair value measurement in the Company's June 30, 2015 Consolidated Balance Sheet. The fund manager has provided an estimate of the fund NAV at June 30, 2015 based on the estimated performance provided from the underlying funds. To determine the reasonableness of the estimated NAV, the Company compares the one month delayed fund administrator's NAV to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset.
Hedge funds
The hedge funds were valued at $582,421 at June 30, 2015 (December 31, 2014: $496,960). The hedge funds consist of investments in five Paulson & Co. managed funds (the "Paulson hedge funds") and one hedge fund assumed in the acquisition of Flagstone Reinsurance Holdings, S.A. (the "Flagstone Acquisition") (the "Flagstone hedge fund").
The Paulson hedge funds' administrator provides monthly reported NAVs with a one month delay in its valuation which was used as a partial basis for fair value measurement in the Company's June 30, 2015 Consolidated Balance Sheet. The fund manager provides an estimate of the NAV as at June 30, 2015 based on estimated performance. The Company adjusts fair value to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the fund manager's estimated NAV and the fund administrator's NAV. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. Historically, the Company's valuation estimates have not materially differed from the subsequent NAVs.
The Flagstone hedge fund's administrator provides quarterly NAVs with a three-month delay in valuation which was used as a basis for fair value measurement in the Company's June 30, 2015 Consolidated Balance Sheet.
As these valuation techniques incorporate both observable and significant unobservable inputs, both the Paulson hedge funds and the Flagstone hedge fund are classified as Level 3 assets. The Paulson hedge funds are subject to quarterly liquidity.
Private equity investments
The private equity funds provide quarterly or semi-annual partnership capital statements with a three or six month delay which are used as a basis for valuation in the Company's June 30, 2015 Consolidated Balance Sheet. These private equity investments vary in investment strategies and are not actively traded in any open markets. As this valuation technique can incorporate significant unobservable inputs, the private equity investments are classified as Level 3 assets.
Investment funds
Investment funds classified as Level 3 assets consists of one structured securities fund that invests across asset backed securities, residential mortgage backed securities and commercial mortgage backed securities. The fair value of units in the investment fund is based on the NAV of the fund as reported by the independent fund administrator. The fund's administrator provides a monthly reported NAV with a one-month delay in its valuation which was used as a basis for fair value measurement in the Company's June 30, 2015 Consolidated Balance Sheet. As this valuation technique incorporates both observable and significant unobservable inputs, the investment fund investment is classified as a Level 3 asset.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Level 3 investments - Beginning of period	$867,656	$629,321	$694,641	$576,871
Purchases	53,810	100,000	199,599	100,000
Sales	(5,436)	(21,744)	(13,038)	(25,333)
Settlements	(4,203)	(1,500)	(8,198)	(1,500)
Net realized gains (losses)	—	5,634	(11)	5,644
Change in net unrealized gains	19,822	34,685	58,656	84,011
Transfers into Level 3	—	—	—	6,703
Level 3 investments - End of period	$931,649	$746,396	$931,649	$746,396
Catastrophe Bonds	(1,000)	—	(1,000)	—
Noncontrolling interest (a)	(506,024)	(546,790)	(506,024)	(546,790)
Level 3 investments - End of period excluding catastrophe bonds and noncontrolling interest	$424,625	$199,606	$424,625	$199,606

(a)
Includes Level 3 investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

There have not been any transfers into or out of Level 3 during the three months ended June 30, 2015 and 2014 or the six months ended June 30, 2015. During the six months ended June 30, 2014 there was a transfer of investments from Level 2 into Level 3 of the fair value hierarchy. This transfer was due to a reassessment of the extent of unobservable inputs used in establishing the fair value of certain catastrophe bonds.
5. Investments in affiliates
The following table presents the Company's investments in affiliates as at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Investment affiliates	$89,681	$63,506
Operating affiliates	284,440	197,977
Investments in affiliates	$374,121	$261,483

(a)	Investment affiliate
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Aquiline Financial Services Fund III L.P.
On November 7, 2014, the Company, entered into a Subscription Agreement (the "Subscription Agreement") with Aquiline Capital Partners III GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "Aquiline III General Partner") pursuant to which the Company committed and agreed to purchase limited partnership or other comparable limited liability equity interests (the "Limited Partnership Interests") in Aquiline Financial Services Fund III L.P., a Cayman Islands exempted limited partnership (the "Aquiline III Partnership"), and/or one or more Alternative Investment Vehicles and Intermediate Entities (together with the Aquiline III Partnership, the "Fund" or the "Entities") with a capital commitment (the "Aquiline III Commitment") in an amount equal to $100,000, as a limited partner in the Aquiline III Partnership. The Limited Partnership Interests are governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of November 7, 2014 (the “Aquiline III Limited Partnership Agreement”).
The Partnership provides a quarterly capital account statement, with a three month delay in its valuation, which was used as the basis for calculating the Company's share of partnership income for the period.
The following table presents a reconciliation of the beginning and ending investment in the Company's investment affiliates balance for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Investment affiliates, beginning of period	$85,982	$39,848	$63,506	$34,500
Capital contributions	3,415	—	23,115	—
Income from investment affiliate	284	779	3,060	6,127
Investment affiliates, end of period	$89,681	$40,627	$89,681	$40,627
The following table presents the Company's investment in the Partnerships as at June 30, 2015:

	Investment in investment affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
Aquiline Financial Services Fund II L.P.	$59,978	—%	8.1%	$75,543
Aquiline Financial Services Fund III L.P.	$14,138	—%	13.7%	$14,138
Total	$74,116			$89,681
The following table presents the Company's investment in the Partnership as at December 31, 2014:

	Investment in investment affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
Aquiline Financial Services Fund II L.P.	$51,001	—%	8.1%	$63,506

(b)	Operating affiliates
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
AlphaCat Re 2011 is now considered "off-risk" as the risk periods for all reinsurance contracts written have expired. As a result, partial returns of investment have been made to the investors of AlphaCat Re 2011.The Company's portion of the returns made during the three and six months ended June 30, 2015 and 2014 are included in the tables below.

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
AlphaCat Re 2012 is now considered "off-risk" as the risk periods for all reinsurance contracts written have expired. As a result, partial returns of investment have been made to the investors of AlphaCat Re 2012.The Company's portion of the returns made during the three and six months ended June 30, 2015 and 2014 are included in the tables below.
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
AlphaCat 2013 is now considered "off-risk" as the risk periods for all risk-linked instruments have expired. As a result, partial returns of investment have been made to the investors of AlphaCat 2013. The Company's portion of the returns made during the three and six months ended June 30, 2015 and 2014 are included in the tables below.
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
AlphaCat 2014 is now considered "off-risk" as the risk periods for all risk-linked instruments have expired. As a result, partial returns of investment have been made to the investors of AlphaCat 2014. The Company's portion of the returns made during the three and six months ended June 30, 2015 and 2014 are included in the table below.
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
AlphaCat ILS funds
The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and insurance linked securities ("ILS") contracts. AlphaCat ILS funds primarily deploy their capital through the AlphaCat Master Fund Ltd. (the "AlphaCat Master Fund") and AlphaCat Re. All of the funds are variable interest entities and are accounted for as equity method investments because the Company holds an equity interest of less than 50% and has significant influence. Two of these funds had been consolidated by the Company as the primary beneficiary from formation through to December 31, 2013 and May 31, 2015, respectively. However, on January 1, 2014 and June 1, 2015 the funds received $35,000 and $40,000 in additional third party subscriptions, respectively, resulting in a reduction of the Company’s equity interest below 50%. Therefore, these funds were deconsolidated and accounted for as an equity method investments from January 1, 2014 and June 1, 2015, respectively, since the Company retained significant influence. The fair value of the retained interest, based on the fair value of the underlying instruments in AlphaCat Master Fund and AlphaCat Re, amounted to $113,455 and $96,770 as at January 1, 2014 and June 1, 2015, respectively. The deconsolidations resulted in a gain of $1,372 and a loss of $1,777 which is included in the Consolidated Statements of Comprehensive Income as other insurance related income for the six months ended June 30, 2014 and the three and six months ended June 30, 2015, respectively. The Company's maximum exposure to any of the funds is the amount of capital invested at any given time.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

AlphaCat Master Fund Ltd. and AlphaCat Reinsurance Ltd.
The Company utilizes AlphaCat Master Fund and AlphaCat Re for the purpose of investing in capital market products and writing collateralized reinsurance, respectively, on behalf of certain entities within the AlphaCat operating segment. AlphaCat Master Fund and AlphaCat Re are market facing entities which enter into transactions on behalf of AlphaCat 2015 and the AlphaCat ILS funds. The Company owns all of the voting equity interest in AlphaCat Master Fund and AlphaCat Re and, as a result, their financial statements are included in the Consolidated Financial Statements of the Company.
BetaCat ILS funds
The BetaCat ILS funds invest exclusively in catastrophe bonds (principal-at-risk variable rate notes and other event-linked securities, being referred to collectively as “Cat Bonds”) focused on property and casualty risk issued under Rule 144A of the Securities Act of 1933, following a passive buy-and-hold investment strategy. One of the funds is a variable interest entity and is consolidated by the Company as the primary beneficiary. The remaining fund is consolidated by the Company as it owns all of the voting equity interest. The Company's maximum exposure to either of the funds is the amount of capital invested at any given time. As at June 30, 2015, no third party subscriptions had been received.
The following tables present a reconciliation of the beginning and ending investment in operating affiliates for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat 2014	AlphaCat 2015	AlphaCat ILS funds	Total
As at March 31, 2015	$4,596	$710	$1,054	$3,835	$26,916	$140,239	$177,350
Purchase of shares	—	—	—	—	2,400	6,930	9,330
Return of investment	—	—	—	(3,114)	—	—	(3,114)
Fair value of retained interest on deconsolidation of AlphaCat ILS fund	—	—	—	—	—	96,770	96,770
Income (loss) from operating affiliates	5	(3)	(11)	2	1,282	2,829	4,104
As at June 30, 2015	$4,601	$707	$1,043	$723	$30,598	$246,768	$284,440

	Three Months Ended June 30, 2014
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at March 31, 2014	$4,177	$1,277	$15,678	$23,593	$137,034	$181,759
Return of investment	—	—	(13,659)	—	—	(13,659)
(Loss) income from operating affiliates	(5)	927	561	1,421	1,988	4,892
As at June 30, 2014	$4,172	$2,204	$2,580	$25,014	$139,022	$172,992

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2015
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat 2014	AlphaCat 2015	AlphaCat ILS funds	Total
As at December 31, 2014	$4,606	$735	$1,068	$28,085	$25,600	$137,883	$197,977
Purchase of shares	—	—	—	—	2,400	8,000	10,400
Return of investment	—	—	—	(27,264)	—	—	(27,264)
Fair value of retained interest on deconsolidation of AlphaCat ILS fund	—	—	—	—	—	96,770	96,770
(Loss) income from operating affiliates	(5)	(28)	(25)	(98)	2,598	4,115	6,557
As at June 30, 2015	$4,601	$707	$1,043	$723	$30,598	$246,768	$284,440

	Six Months Ended June 30, 2014
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at December 31, 2013	$9,809	$1,313	$51,744	$21,982	$21,895	$106,743
Return of investment	(5,825)	—	(51,200)	—	—	(57,025)
Fair value of retained interest on deconsolidation of AlphaCat ILS fund	—	—	—	—	113,455	113,455
Income from operating affiliates	188	891	2,036	3,032	3,672	9,819
As at June 30, 2014	$4,172	$2,204	$2,580	$25,014	$139,022	$172,992
The following table presents the Company's investments in AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014, AlphaCat 2015 and the AlphaCat ILS funds in the Consolidated Financial Statements as at June 30, 2015:

	Investment in operating affiliates
	Cost	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$4,601	43.7%	22.3%	$4,601
AlphaCat Re 2012	707	49.0%	37.9%	707
AlphaCat 2013	1,043	40.9%	19.7%	1,043
AlphaCat 2014	723	42.3%	19.6%	723
AlphaCat 2015	28,000	40.0%	20.0%	30,598
AlphaCat ILS funds	237,861	n/a	(a)	246,768
Total	$272,935			$284,440

(a)	Equity ownership in the funds was 7.6%, 20.2%, 9.1% and 44.6%, respectively as at June 30, 2015.

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
The following tables present a reconciliation of the beginning and ending notes payable to operating affiliates for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	AlphaCat 2014	AlphaCat 2015	AlphaCat ILS funds	Total
As at March 31, 2015	$8,181	$137,294	$774,209	$919,684
Notes payable to operating affiliates recognized on deconsolidation of AlphaCat ILS fund	—	—	179,316	179,316
Issuance of notes payable to operating affiliates	—	8,327	525,093	533,420
Redemption of notes payable to operating affiliates	(8,181)	—	(247,380)	(255,561)
Foreign exchange loss	—	364	4,090	4,454
As at June 30, 2015	$—	$145,985	$1,235,328	$1,381,313

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30, 2014
	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at March 31, 2014	$48,163	$149,816	$363,394	$561,373
Issuance of notes payable to operating affiliates	—	8,207	249,094	257,301
Redemption of notes payable to operating affiliates	(48,163)	—	(148,800)	(196,963)
Foreign exchange (gain) loss	—	(31)	1,270	1,239
As at June 30, 2014	$—	$157,992	$464,958	$622,950

	Six Months Ended June 30, 2015
	AlphaCat 2014	AlphaCat 2015	AlphaCat ILS funds	Total
As at December 31, 2014	$157,384	$—	$514,081	$671,465
Notes payable to operating affiliates recognized on deconsolidation of AlphaCat ILS fund	—	—	179,316	179,316
Issuance of notes payable to operating affiliates	—	145,867	1,009,417	1,155,284
Redemption of notes payable to operating affiliates	(157,074)	—	(464,370)	(621,444)
Foreign exchange (gain) loss	(310)	118	(3,116)	(3,308)
As at June 30, 2015	$—	$145,985	$1,235,328	$1,381,313

	Six Months Ended June 30, 2014
	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at December 31, 2013	$223,809	$—	$215,463	$439,272
Notes payable to operating affiliates recognized on deconsolidation of AlphaCat ILS fund	—	—	178,837	178,837
Issuance of notes payable to operating affiliates	—	157,914	433,831	591,745
Redemption of notes payable to operating affiliates	(223,512)	—	(364,566)	(588,078)
Foreign exchange (gain) loss	(297)	78	1,393	1,174
As at June 30, 2014	$—	$157,992	$464,958	$622,950
The portion of notes payable to operating affiliates that were due to the Company, as an investor in the affiliates, and third party investors as at June 30, 2015 amounted to $261,459 and $1,119,854, respectively (December 31, 2014: $148,264 and $523,201).
The following table presents the (income) attributable to operating affiliate investors for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
AlphaCat 2013	$(1)	$(3,644)	$—	$(14,120)
AlphaCat 2014	(99)	(10,892)	(255)	(21,681)
AlphaCat 2015	(9,811)	—	(18,584)	—
AlphaCat ILS funds	(20,968)	(10,780)	(35,246)	(21,225)
(Income) attributable to operating affiliate investors	$(30,879)	$(25,316)	$(54,085)	$(57,026)
The portion of income attributable to operating affiliate investors that was due to the Company, as an investor in the affiliates, and third party investors for the three months ended June 30, 2015 amounted to $4,964 and $25,915, respectively (2014: $5,087 and $20,229). The portion of income attributable to operating affiliate investors was due to the Company, as an investor in the affiliates, and third party investors for the six months ended June 30, 2015 amounted to $8,408 and $45,677, respectively (2014: $11,559 and $45,467).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

6. Noncontrolling interest
On April 2, 2012, the Company joined with other investors in capitalizing PaCRe Ltd. ("PaCRe"), a Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. The Company has an equity interest of 10% and the remaining 90% interest is held by third party investors. The Company has a majority voting equity interest in PaCRe and as a result, the financial statements of PaCRe are included in the Consolidated Financial Statements of the Company. The portion of PaCRe’s earnings attributable to third party investors is recorded in the Consolidated Statements of Comprehensive Income as net (income) attributable to noncontrolling interest. PaCRe's shareholder rights do not include redemption features within the control of the third party shareholders. The third party equity is recorded in the Company’s Consolidated Balance Sheets as noncontrolling interest.
The AlphaCat ILS funds have rights that enable shareholders, subject to certain limitations, to redeem their shares. The third party equity is therefore recorded in the Company’s Consolidated Balance Sheets as redeemable noncontrolling interest. When and if a redemption notice is received, the fair value of the redemption is reclassified to a liability. On June 1, 2015, the one remaining consolidated AlphaCat ILS fund was deconsolidated and accounted for as an equity method investment. Therefore, the portion of earnings attributable to third party investors from that fund is recorded in the Consolidated Statements of Comprehensive Income as net (income) attributable to noncontrolling interest through May 31, 2015.
The following tables present a reconciliation of the beginning and ending balances of redeemable noncontrolling interest and noncontrolling interest for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at March 31, 2015	$98,777	$494,451	$593,228
Issuance of shares	40,000	—	40,000
Income attributable to noncontrolling interest	2,005	15,639	17,644
Adjustment to noncontrolling interest as a result of deconsolidation	(121,387)	—	(121,387)
Redemption of shares	(19,395)	—	(19,395)
As at June 30, 2015	$—	$510,090	$510,090

	Three Months Ended June 30, 2014
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at March 31, 2014	$8,390	$540,934	$549,324
Issuance of shares	57,000	—	57,000
Income attributable to noncontrolling interest	892	34,413	35,305
As at June 30, 2014	$66,282	$575,347	$641,629

	Six Months Ended June 30, 2015
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at December 31, 2014	$79,956	$458,595	$538,551
Issuance of shares	55,700	—	55,700
Income attributable to noncontrolling interest	5,126	51,495	56,621
Adjustment to noncontrolling interest as a result of deconsolidation	(121,387)	—	(121,387)
Redemption of shares	(19,395)	—	(19,395)
As at June 30, 2015	$—	$510,090	$510,090

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
7. Derivative instruments
The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures and interest rate exposures. As at June 30, 2015, the Company held foreign currency forward contracts to mitigate the risk of fluctuations in the U.S. dollar against a number of foreign currencies. As at June 30, 2015, the Company held two interest rate swaps to fix the payment of interest on the Company's 2006 and 2007 Junior Subordinated Deferrable Debentures, as well as three interest rate swaps and one cross-currency interest rate swap to fix the payment of interest and mitigate the foreign exchange rate impact on Flagstone's 2006 and 2007 Junior Subordinated Deferrable Debentures.
As at June 30, 2015, the Company held one foreign currency forward contract to mitigate the risk of fluctuations in the U.S. dollar against the Euro that was not designated as a hedging instrument.
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments on the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014:

	As at June 30, 2015			As at December 31, 2014
Derivatives not designated as hedging instruments:	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$22,039	$—	$1,064	$26,755	$1,685	$—

(a)
Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses respectively on the Consolidated Balance Sheets. The net impact on earnings during the three and six months ended June 30, 2015, recognized in income within other income, relating to the foreign currency forward contract that was not designated as a hedging instrument was $(128) and $(127), respectively (2014: $nil and $nil).

The following table summarizes information on the classification and amount of the fair value of derivatives designated as hedging instruments on the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014:

	As at June 30, 2015			As at December 31, 2014
Derivatives designated as hedging instruments:	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$198,775	$1,966	$9,550	$189,026	$401	$3,136
Interest rate swap contracts	$552,263	$21	$1,522	$552,263	$25	$1,169

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses, respectively on the Consolidated Balance Sheets.

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
The following table provides the total impact on earnings, recognized in income within foreign exchange gains (losses), relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
Foreign currency forward contracts	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amount of (loss) gain recognized in income on derivative	$(7,677)	$1,535	$(17,790)	$4,838
Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	$7,677	$(1,535)	$17,790	$(4,838)
Amount of gain (loss) recognized in income on derivative (ineffective portion)	$—	$—		$—

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
The following table provides the total impact on other comprehensive income (loss) and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
Interest rate swap contracts	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amount of effective portion recognized in other comprehensive income	$2,846	$3,252	$6,886	$6,460
Amount of effective portion subsequently reclassified to earnings	$(3,236)	$(3,252)	$(6,475)	$(6,460)
Amount of ineffective portion excluded from effectiveness testing	$390	$—	$(411)	$—
The above balances relate to interest payments and have therefore been classified as finance expenses in the Consolidated Statements of Comprehensive Income.

(d)	Balance sheet offsetting
There was no balance sheet offsetting activity as at June 30, 2015 or December 31, 2014.
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
The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Reserve for losses and loss expenses, beginning of period	$3,199,362	$2,925,059	$3,234,394	$3,030,399
Losses and loss expenses recoverable	(375,882)	(348,407)	(377,466)	(370,154)
Net reserves for losses and loss expenses, beginning of period	2,823,480	2,576,652	2,856,928	2,660,245
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	336,864	231,401	661,352	433,487
Prior years	(70,718)	(72,656)	(154,277)	(112,071)
Total incurred losses and loss expenses	266,146	158,745	507,075	321,416
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(28,965)	(16,741)	(42,065)	(24,708)
Prior years	(256,990)	(199,236)	(492,993)	(449,351)
Total net paid losses	(285,955)	(215,977)	(535,058)	(474,059)
Foreign exchange loss (gain)	6,841	9,153	(18,433)	20,971
Net reserve for losses and loss expenses, end of period	2,810,512	2,528,573	2,810,512	2,528,573
Losses and loss expenses recoverable	376,665	338,734	376,665	338,734
Reserve for losses and loss expenses, end of period	$3,187,177	$2,867,307	$3,187,177	$2,867,307
During the three months ended June 30, 2015, the Company experienced $70,718 of prior period favorable development compared to $72,656 of prior period favorable development for the three months ended June 30, 2014. Prior period favorable development for the Validus Re segment was $30,879 for the three months ended June 30, 2015 compared to $26,668 for the three months ended June 30, 2014. The favorable development for the three months ended June 30, 2015 was primarily due to lower claims emergence on attritional losses. Prior period favorable development for the Talbot segment was $35,586 for the three months ended June 30, 2015 compared to $42,240 for the three months ended June 30, 2014. The favorable development for the three months ended June 30, 2015 was primarily due to favorable development on attritional losses.
During the six months ended June 30, 2015, the Company experienced $154,277 of prior period favorable development compared to $112,071 of prior period favorable development for the six months ended June 30, 2014. Prior period favorable development for the Validus Re segment was $55,575 for the six months ended June 30, 2015 compared to $36,696 for the six months ended June 30, 2014. The favorable development for the six months ended June 30, 2015 was primarily due to lower claims emergence on attritional losses. Prior period favorable development for the Talbot segment was $87,273 for the six months ended June 30, 2015 compared to $63,767 for the six months ended June 30, 2014. The favorable development for the six months ended June 30, 2015 was primarily due to favorable development on attritional losses.

Incurred losses and loss expenses comprise:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gross losses and loss expenses	$303,771	$182,780	$568,567	$364,755
Reinsurance recoverable	(37,625)	(24,035)	(61,492)	(43,339)
Net incurred losses and loss expenses	$266,146	$158,745	$507,075	$321,416
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
Credit risk
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better as rated by Standard & Poor's or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At June 30, 2015, 98.5% (December 31, 2014: 98.0%) of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses and $244,756 of total IBNR recoverable (December 31, 2014: $231,129)) were fully collateralized or from reinsurers rated A- or better.
Reinsurance recoverables by reinsurer as at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015		December 31, 2014
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$340,154	81.6%	$312,205	75.1%
Other reinsurers’ balances > $1 million	67,525	16.2%	94,247	22.7%
Other reinsurers’ balances < $1 million	9,184	2.2%	9,092	2.2%
Total	$416,863	100.0%	$415,544	100.0%

	June 30, 2015
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Swiss Re	AA-	$77,525	18.6%
Lloyd's Syndicates	A+	76,778	18.4%
Everest Re	A+	51,255	12.3%
Hannover Re	AA-	43,188	10.4%
Fully Collateralized	NR	31,328	7.5%
Munich Re	AA-	20,463	4.9%
Transatlantic Re	A+	13,117	3.1%
Hamilton Re	A-	9,630	2.3%
XL Re	A+	9,056	2.2%
Helvetia	A	7,814	1.9%
Total		$340,154	81.6%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

NR: Not rated

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
NR: Not rated
At June 30, 2015 and December 31, 2014, the provision for uncollectible reinsurance relating to reinsurance recoverables was $4,840 and $4,755, respectively. To estimate the provision for uncollectible reinsurance, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied, especially in relation to ceded IBNR. The Company then uses default factors to determine the portion of a reinsurer’s balance deemed to be uncollectible. Default factors require considerable judgment and are determined in part using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.
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
The Company has repurchased 73,444,835 common shares for an aggregate purchase price of $2,374,524 from the inception of its share repurchase program to June 30, 2015. The Company had $649,877 remaining under its authorized share repurchase program as of June 30, 2015.
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
The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2014	155,554,224
Restricted share awards vested, net of shares withheld	609,654
Restricted share units vested, net of shares withheld	13,260
Options exercised	728,489
Warrants exercised	1,461,715
Direct issuance of common stock	639
Performance share awards vested, net of shares withheld	11,524
Common shares issued, June 30, 2015	158,379,505
Treasury shares, June 30, 2015	(75,083,710)
Common shares outstanding, June 30, 2015	83,295,795

Common Shares
Common shares issued, December 31, 2013	154,488,497
Restricted share awards vested, net of shares withheld	585,535
Restricted share units vested, net of shares withheld	10,265
Options exercised	95,019
Direct issuance of common stock	713
Performance share awards vested, net of shares withheld	25,767
Common shares issued, June 30, 2014	155,205,796
Treasury shares, June 30, 2014	(63,810,857)
Common shares outstanding, June 30, 2014	91,394,939

(b)	Warrants
During the six months ended June 30, 2015, 1,796,793 warrants were exercised, which resulted in the issuance of 1,461,715 common shares. During the six months ended June 30, 2014, no warrants were exercised. Holders of the outstanding warrants are entitled to exercise the warrants in whole or in part at any time until the expiration date. The total outstanding warrants at June 30, 2015 were 3,377,320 (December 31, 2014: 5,174,114). No further warrants are anticipated to be issued.

(c)	Dividends
On May 7, 2015, the Company announced a quarterly cash dividend of $0.32 (2014: $0.30) per common share and $0.32 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on June 30, 2015 to holders of record on June 15, 2015.
On February 3, 2015, the Company announced a quarterly cash dividend of $0.32 (2014: $0.30) per common share and $0.32 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on March 31, 2015 to holders of record on March 13, 2015.

11. Stock plans

(a)	Long Term Incentive Plan and Short Term Incentive Plan
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 14,976,896 shares of which 2,024,427 shares remain available for issuance at June 30, 2015. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

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
The Company has not granted any stock options since September 4, 2009.
There were no share compensation expenses in respect of options recognized for the three and six months ended June 30, 2015 and 2014.
Activity with respect to options for the six months ended June 30, 2015 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2014	1,160,057	$7.12	$17.74
Options exercised	(1,040,680)	7.26	16.86
Options outstanding, June 30, 2015	119,377	$5.94	$25.46
Activity with respect to options for the six months ended June 30, 2014 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2013	1,572,713	$6.66	$18.88
Options exercised	(95,019)	4.41	24.99
Options outstanding, June 30, 2014	1,477,694	$6.81	$18.48
At June 30, 2015 and December 31, 2014, there were no unrecognized share compensation expenses in respect of options.

ii.	Restricted share awards
Restricted shares granted under the LTIP and STIP vest either pro rata or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses during the three and six months ended June 30, 2015 of $8,653 (2014: $7,920) and $17,132 (2014: $14,921), respectively. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share awards for the six months ended June 30, 2015 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2014	2,858,711	$35.81
Restricted share awards granted	670,432	43.55
Restricted share awards vested	(781,704)	34.42
Restricted share awards forfeited	(51,818)	38.04
Restricted share awards outstanding, June 30, 2015	2,695,621	$38.09
Activity with respect to unvested restricted share awards for the six months ended June 30, 2014 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2013	2,684,745	$33.74
Restricted share awards granted	920,496	37.32
Restricted share awards vested	(753,071)	31.61
Restricted share awards forfeited	(24,632)	34.53
Restricted share awards outstanding, June 30, 2014	2,827,538	$35.46
At June 30, 2015, there were $84,397 (December 31, 2014: $74,670) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.8 years (December 31, 2014: 2.7 years).

iii.	Restricted share units
Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses during the three and six months ended June 30, 2015 of $279 (2014: $167) and $541 (2014: $333), respectively. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share units for the six months ended June 30, 2015 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2014	103,484	$36.54
Restricted share units granted	28,057	42.91
Restricted share units vested	(19,455)	34.58
Restricted share units issued in lieu of cash dividends	1,517	36.53
Restricted share units forfeited	(892)	35.42
Restricted share units outstanding, June 30, 2015	112,711	$38.47
Activity with respect to unvested restricted share units for the six months ended June 30, 2014 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2013	66,518	$33.74
Restricted share units granted	8,132	37.33
Restricted share units vested	(18,325)	30.71
Restricted share units issued in lieu of cash dividends	1,029	33.74
Restricted share units outstanding, June 30, 2014	57,354	$35.22
At June 30, 2015, there were $3,380 (December 31, 2014: $2,774) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 3.0 years (December 31, 2014: 3.1 years).

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
The Company recognized share compensation expenses during the three and six months ended June 30, 2015 of $310 (2014: $254) and $623 (2014: $234), respectively.
Activity with respect to unvested performance share awards for the six months ended June 30, 2015 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2014	106,369	$36.03
Performance share awards granted	81,569	45.03
Performance share awards vested	(15,344)	31.38
Performance share awards outstanding, June 30, 2015	172,594	$40.70
Activity with respect to unvested performance share awards for the six months ended June 30, 2014 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2013	101,820	$33.56
Performance share awards granted	52,639	37.33
Performance share awards vested	(32,746)	32.62
Performance share awards conversion adjustment	(15,344)	$31.38
Performance share awards outstanding, June 30, 2014	106,369	$36.03
At June 30, 2015, there were $5,108 (December 31, 2014: $2,232) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 2.5 years (December 31, 2014: 2.1 years).

(b)	Total share compensation expenses
The breakdown of share compensation expenses by award type for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Restricted share awards	$8,653	$7,920	17,132	14,921
Restricted share units	279	167	541	333
Performance share awards	310	254	623	234
Total	$9,242	$8,341	$18,296	$15,488

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

12. Debt and financing arrangements

(a)	Financing structure
The financing structure at June 30, 2015 was:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	134,482	134,482	134,482
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	598,232	538,032	538,032
2010 Senior Notes due 2040	250,000	250,000	247,360
Total debentures and senior notes payable	848,232	788,032	785,392
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	260,137	—
$30,000 secured bi-lateral letter of credit facility	30,000	11,139	—
Talbot FAL facility	25,000	25,000	—
AlphaCat Re secured letter of credit facility	30,000	30,000	—
IPC bi-lateral facility	25,000	11,027	—
$230,000 Flagstone bi-lateral facility	230,000	204,833	—
Total credit and other facilities	1,265,000	542,136	—
Total debt and financing arrangements	$2,113,232	$1,330,168	$785,392
The financing structure at December 31, 2014 was:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	135,727	135,727	135,727
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	599,477	539,277	539,277
2010 Senior Notes due 2040	250,000	250,000	247,306
Total debentures and senior notes payable	849,477	789,277	786,583
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	276,455	—
$200,000 secured bi-lateral letter of credit facility	200,000	15,649	—
Talbot FAL facility	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Re secured letter of credit facility	30,000	30,000	—
IPC bi-lateral facility	40,000	15,897	—
$375,000 Flagstone bi-lateral facility	375,000	198,389	—
Total credit and other facilities	1,605,000	561,684	—
Total debt and financing arrangements	$2,454,477	$1,350,961	$786,583

(a)	Indicates utilization of commitment amount, not necessarily drawn borrowings.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Senior notes and junior subordinated deferrable debentures
The following table summarizes the key terms of the Company's senior notes and junior subordinated deferrable debentures as at the issuance date for each placement.

Description	Issuance date	Commitment	Maturity date	Fixed/Spread		Interest payments due
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	9.069%	(a)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$134,482	September 15, 2036	3.540%	(b)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	8.480%	(a)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	3.000%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	3.100%	(b)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(a)	Semi-annually in arrears

(a)	Fixed interest rate.

(b)	Variable interest rate is the three-month LIBOR, reset quarterly, plus spread as noted in the table.
The following table summarizes the key terms of the Company's senior notes and junior subordinated deferrable debentures as at June 30, 2015:

Description	Issuance date	Commitment	Maturity date	Fixed/Spread		Interest payments due
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	5.831%	(b)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$134,482	September 15, 2036	6.463%	(b)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	5.180%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	5.900%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	5.983%	(b)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(a)	Semi-annually in arrears

(a)	Fixed interest rate.

(b)	Interest rate has been fixed as a result of interest rate swap contracts entered into by the Company.

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
Debt issuance costs were deferred as an asset and are amortized over the life of the 2010 Senior Notes. There were no redemptions made during the three and six months ended June 30, 2015 and 2014.
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
Debt issuance costs for the 2006 and 2007 Junior Subordinated Deferrable Debentures were deferred as an asset and were amortized to income over the five year optional redemption periods. They are redeemable at the Company's option at par. There were no redemptions made during the three and six months ended June 30, 2015 and 2014.
As part of the acquisition of Flagstone, the Company assumed junior subordinated deferrable debentures due 2036 and 2037 (respectively, the “Flagstone 2006 Junior Subordinated Deferrable Debentures” and “Flagstone 2007 Junior Subordinated Deferrable Debentures”). These debentures are redeemable quarterly at par. There were no redemptions made during the three and six months ended June 30, 2015 and 2014.
Future payments of principal of $538,032 on the debentures discussed above are all expected to be after 2020.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

As of June 30, 2015, there were $260,137 in outstanding letters of credit under the Four Year Secured Facility (December 31, 2014: $276,455) and $nil (December 31, 2014: $nil) outstanding under the Four Year Unsecured Facility.
The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending March 31, 2012, to be increased quarterly by an amount equal to 50.0% of the Company’s consolidated net income (if positive) for such quarter plus 50.0% of the aggregate increases in the consolidated shareholders’ equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Reinsurance, Ltd. and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair).  In addition, the Credit Facilities contain customary negative covenants applicable to the Company, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type. As of June 30, 2015, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.

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
As of June 30, 2015, the Company had $25,000 (December 31, 2014: $25,000) in outstanding letters of credit under the Talbot FAL facility.
As of June 30, 2015, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL facility.

iii.	$25,000 IPC bi-lateral facility
The Company assumed an existing evergreen letter of credit facility through the acquisition of IPC Holdings, Ltd. (the "IPC bi-lateral facility"). As of June 30, 2015, there were $11,027 outstanding letters of credit issued under the IPC bi-lateral facility (December 31, 2014: $15,897). As of June 30, 2015, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC bi-lateral facility.

iv.	$30,000 secured bi-lateral letter of credit facility
The Company is party to an evergreen secured bi-lateral letter of credit facility with Citibank Europe plc (the “Secured bi-lateral letter of credit facility”). As of June 30, 2015, $11,139 (December 31, 2014: $15,649) of letters of credit were outstanding under the Secured bi-lateral letter of credit facility. The Secured bi-lateral letter of credit facility has no fixed termination date and as of June 30, 2015, and throughout the reporting periods presented, the Company is in compliance with all terms and covenants thereof. During the period ended March 31, 2015 the size of the facility was decreased to $30,000 from $200,000.

v.	$10,000 PaCRe senior secured letter of credit facility
On May 11, 2012, PaCRe and its subsidiary, PaCRe Investments, Ltd. entered into a secured evergreen credit and letter of credit facility with JPMorgan Chase Bank, N.A. This facility provides for revolving borrowings by PaCRe and for letters of credit issued by PaCRe to be used to support its reinsurance obligations. This facility was terminated on May 29, 2015; therefore, as of June 30, 2015, $nil (December 31, 2014: $294) letters of credit were outstanding under this facility. As of the termination date, and throughout the reporting periods presented, PaCRe was in compliance with all covenants and restrictions thereof.

vi.	$30,000 AlphaCat Re secured letter of credit facility
In 2013, AlphaCat Re entered into a secured evergreen letter of credit facility with Comerica Bank. This facility provided for letters of credit issued by AlphaCat Re to be used to support its reinsurance obligations in the aggregate amount of $24,800. During the period ended March 31, 2014 the size of the facility was increased to $30,000 from $24,800. As of June 30, 2015, $30,000 (December 31, 2014: $30,000) of letters of credit were outstanding under this facility. As of June 30, 2015, and throughout the reporting periods presented, AlphaCat Re was in compliance with all covenants and restrictions thereof.

vii.	$230,000 Flagstone bi-lateral facility
As part of the Flagstone Acquisition, the Company assumed an evergreen Letters of Credit Master Agreement between Citibank Europe Plc and Flagstone Reassurance Suisse, S.A. (the “Flagstone Bi-Lateral Facility”). At June 30, 2015, the Flagstone Bi-Lateral Facility had $204,833 (December 31, 2014: $198,389) letters of credit issued and outstanding. As of June 30, 2015, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Flagstone Bi-Lateral Facility. During the period ended March 31, 2015 the size of the facility was decreased to $230,000 from $375,000.

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
Finance expenses consist of interest on the junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, credit facilities fees, bank charges, AlphaCat financing fees and Talbot FAL costs as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
2006 Junior Subordinated Deferrable Debentures	$2,211	$2,211	$4,398	$4,398
2007 Junior Subordinated Deferrable Debentures	1,835	1,835	3,644	3,644
Flagstone 2006 Junior Subordinated Deferrable Debentures	2,243	2,244	4,461	4,467
Flagstone 2007 Junior Subordinated Deferrable Debentures	1,770	1,778	3,528	3,528
2010 Senior Notes due 2040	5,597	5,597	11,194	11,194
Credit facilities	1,193	1,371	2,900	2,930
Bank charges	163	102	261	215
AlphaCat ILS fund fees (a)	2,680	969	7,108	1,646
Talbot FAL Facility	43	19	93	4
Total finance expenses	$17,735	$16,126	$37,587	$32,026

(a)	Includes finance expenses incurred by AlphaCat Managers, Ltd. in relation to fund raising for the AlphaCat ILS funds, AlphaCat 2015, AlphaCat 2014 and AlphaCat 2013.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

13. Accumulated other comprehensive loss
The changes in accumulated other comprehensive loss, by component for the three and six months ended June 30, 2015 and 2014 is as follows:

Three Months Ended June 30, 2015	Foreign currency items	Decrease in minimum pension liability	Losses on cash flow hedge	Total
Balance beginning of period, net of tax	$(11,137)	$(475)	$(1,029)	$(12,641)
Net current period other comprehensive income, net of tax	2,763	422	390	3,575
Balance end of period, net of tax	$(8,374)	$(53)	$(639)	$(9,066)

Three Months Ended June 30, 2014	Foreign currency items	Total
Balance beginning of period, net of tax	$(155)	$(155)
Net current period other comprehensive income, net of tax	2,615	2,615
Balance end of period, net of tax	$2,460	$2,460

Six Months Ended June 30, 2015	Foreign currency items	Decrease in minimum pension liability	Losses on cash flow hedge	Total
Balance beginning of period, net of tax	$(8,118)	$(210)	$(228)	$(8,556)
Net current period other comprehensive (loss) income, net of tax	(256)	157	(411)	(510)
Balance end of period, net of tax	$(8,374)	$(53)	$(639)	$(9,066)

Six Months Ended June 30, 2014	Foreign currency items	Total
Balance beginning of period, net of tax	$(617)	$(617)
Net current period other comprehensive income, net of tax	3,077	3,077
Balance end of period, net of tax	$2,460	$2,460

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

14. Commitments and contingencies

(a)	Concentrations of credit risk
The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain a minimum weighted-average portfolio credit rating of A+. In addition, the portfolio limits the amount of “risk assets,” such as non-investment grade debt and equity securities, to a maximum of 35% of shareholders’ equity. The Company also limits its exposure to any single issuer to 3.5% or less of total cash and investments, excluding government and agency securities, depending on the credit rating of the issuer. With the exception of the Company's non-investment grade bank loan portfolio, which represents 7.3% of total managed cash and investments as at June 30, 2015, and certain capital securities issued by investment grade corporations, the minimum credit rating of any security purchased is Baa3/BBB-. Managed cash and investments consist of total cash and investments less assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interests. In total, investments in below investment grade securities are limited to no more than 10% of the Company's managed cash and investment portfolio. As at June 30, 2015, 9.1% of the Company's total managed cash and investment portfolio was below investment grade. The Company did not have an aggregate exposure to any single issuer of more than 0.7% of managed cash and investments, other than with respect to government and agency securities as at June 30, 2015.

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
Whenever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company's 2015 estimated premium income at Lloyd's of £625,000, at the June 30, 2015 exchange rate of £1 equals $1.57 and assuming the maximum 3% assessment, the Company would be assessed approximately $29,438.

(d)	Investment in affiliate commitments
As discussed in Note 5 "Investments in affiliates," on December 20, 2011 the Company entered into an Assignment and Assumption Agreement with Aquiline Capital Partners LLC, pursuant to which it assumed total capital commitments of $50,000. This interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of January 9, 2013. The Company’s remaining commitment at June 30, 2015 was $142 (December 31, 2014: $7,500).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

On October 2, 2014, the Company assumed an additional investment in Aquiline Capital Partners II GP (Offshore) Ltd. as part of the Western World acquisition representing a total capital commitment of $10,000. This interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of January 9, 2013. The Company's remaining capital commitment at June 30, 2015 was $nil (December 31, 2014: $1,499).
On November 7, 2014, the Company entered into a Subscription Agreement with Aquiline Capital Partners III GP (Offshore) Ltd., pursuant to which it assumed total capital commitments of $100,000 in respect of Limited Partnership Interests in Aquiline Financial Services Fund III L.P. (the "Fund"). The Limited Partnership Interests are governed by the terms of the Aquiline III Limited Partnership Agreement dated November 7, 2014. The Company’s remaining commitment at June 30, 2015 was $85,862 (December 31, 2014: $100,000).
On December 29, 2014, the Company entered into an agreement with AlphaCat 2015 pursuant to which it assumed total capital commitments of $28,000. The Company’s remaining commitment at June 30, 2015 was $nil (December 31, 2014: $2,400).
On December 29, 2014, the Company entered into an agreement with an AlphaCat ILS fund pursuant to which it assumed total capital commitments of $20,000. The Company’s remaining commitment at June 30, 2015 was $nil (December 31, 2014: $8,000).

(e)	Fixed maturity commitment
As at June 30, 2015, the Company had an outstanding commitment to participate in certain revolving loan facilities through participation agreements with an established loan originator. The undrawn amount under the revolver facility participations as at June 30, 2015 was $20,272 (December 31, 2014: $7,539).

(f)	Other investment commitments
At June 30, 2015, the Company had capital commitments in other investments of $153,000 (December 31, 2014: $153,000). The Company's remaining commitment to these investments at June 30, 2015 was $78,732 (December 31, 2014: $83,712).

(g)	Multi-Beneficiary Reinsurance Trust ("MBRT")
In December 2014, the Company established an MBRT to collateralize its (re)insurance liabilities associated with and for the benefit of U.S. domiciled cedants, and was approved as a trusteed reinsurer in the State of New Jersey. As at June 30, 2015, the Company was approved in a total of 41 jurisdictions. As a result, cedants domiciled in those jurisdictions will receive automatic credit in their regulatory filings for reinsurance provided by the Company.

(h)	Income tax examinations
The Company has open examinations by the U.K. HM Revenue and Customs for the tax years 2011 to 2013 and the Company believes that these examinations will be concluded within the next 12 months.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

15. Related party transactions
The transactions listed below are classified as related party transactions as principals and/or directors of each counter party are members of the Company's board of directors.
Aquiline Capital Partners, LLC and its related companies ("Aquiline"), which hold warrants to purchase 2,756,088 shares, and have two employees on the Company's Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. ("Group Ark"). Christopher E. Watson, a director of the Company, serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three and six months ended June 30, 2015 of $526 (2014: $1,694) and $2,396 (2014: $3,067), respectively with $1,945 included in premiums receivable at June 30, 2015 (December 31, 2014: $335). The Company also recognized reinsurance premiums ceded during the three and six months ended June 30, 2015 of $(28) (2014: $nil) and $1 (2014: $nil) and had reinsurance balances payable of $4 at June 30, 2015 (December 31, 2014: $4). The Company recorded $1,089 of loss reserves recoverable at June 30, 2015 (December 31, 2014: $1,063). Earned premium adjustments of $534 (2014: $642) and $1,317 (2014: $2,083) were recorded during the three and six months ended June 30, 2015.
On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. ("Conning") to manage a portion of the Company's investment portfolio. Aquiline acquired Conning on June 16, 2009. Jeffrey W. Greenberg, a director of the Company, serves as a director of Conning Holdings Corp., the parent company of Conning. Investment management fees earned by Conning for the three and six months ended June 30, 2015 were $120 (2014: $170) and $405 (2014: $226) respectively, with $482 included in accounts payable and accrued expenses at June 30, 2015 (December 31, 2014: $515).
On December 20, 2011, the Company entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which the Company has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Aquiline II Partnership") representing a total capital commitment of $50,000 (the "Aquiline II Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). On October 2, 2014, the Company assumed an additional investment in the Aquiline II Partnership as part of the Western World acquisition representing a total capital commitment of $10,000. Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital Partners LLC. For the three and six months ended June 30, 2015, the Company incurred $489 (2014: $nil) and $937 (2014: $nil) in partnership fees and made capital contributions of $3,415 (2014: $nil) and $8,977 (2014: $nil), with $nil included in accounts payable and accrued expenses at June 30, 2015 (December 31, 2014: $nil).
On November 7, 2014, the Company, entered into a Subscription Agreement (the "Subscription Agreement") with Aquiline Capital Partners III GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "Aquiline III General Partner") pursuant to which the Company is committing and agreeing to purchase limited partnership or other comparable limited liability equity interests (the "Limited Partnership Interests") in Aquiline Financial Services Fund III L.P., a Cayman Islands exempted limited partnership (the "Aquiline III Partnership"), and/or one or more Alternative Investment Vehicles and Intermediate Entities (together with the Aquiline III Partnership, the "Fund" or the "Entities") with a capital commitment (the "Aquiline III Commitment") in an amount equal to $100,000, as a limited partner in the Aquiline Financial Services III Partnership. For the three months ended June 30, 2015, the Company incurred no partnership fees and made no capital contributions. For the six months ended June 30, 2015, the Company incurred partnership fees of $nil and made capital contributions of $14,138, with $nil included in accounts payable and accrued expenses at June 30, 2015 (December 31, 2014: $nil).
Certain shareholders of the Company and their affiliates, as well as employers of entities associated with directors or officers have purchased insurance and/or reinsurance from the Company in the ordinary course of business. The Company believes these transactions were settled for arm's length consideration.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

16. Earnings per share
The following table sets forth the computation of basic and earnings per diluted share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Basic earnings per share
Net income	$81,657	$188,672	$294,045	$394,569
Income attributable to noncontrolling interest	(17,644)	(35,305)	(56,621)	(78,814)
Net income available to Validus	64,013	153,367	237,424	315,755
Less: Dividends and distributions declared on outstanding warrants	(1,081)	(1,552)	(2,486)	(3,104)
Income available to common shareholders	$62,932	$151,815	$234,938	$312,651

Weighted average number of common shares outstanding	84,003,549	90,952,523	83,627,396	92,202,261

Basic earnings per share available to common shareholders	$0.75	$1.67	$2.81	$3.39

Earnings per diluted share
Net income	$81,657	$188,672	$294,045	$394,569
Income attributable to noncontrolling interest	(17,644)	(35,305)	(56,621)	(78,814)
Net income available to Validus	64,013	153,367	237,424	315,755
Less: Dividends and distributions declared on outstanding warrants	—	—	—	—
Income available to common shareholders	$64,013	$153,367	$237,424	$315,755

Weighted average number of common shares outstanding	84,003,549	90,952,523	83,627,396	92,202,261
Share equivalents:
Warrants	2,073,231	2,729,226	2,409,149	2,722,618
Stock options	50,160	745,800	261,792	748,085
Unvested restricted shares	1,186,214	849,287	1,149,805	865,214
Weighted average number of diluted common shares outstanding	87,313,154	95,276,836	87,448,142	96,538,178

Earnings per diluted share available to common shareholders	$0.73	$1.61	$2.72	$3.27
Share equivalents that would result in the issuance of 630,174 common shares (2014: 689,169) were outstanding for the six months ended June 30, 2015, but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and "Corporate":

Three Months Ended June 30, 2015	Validus Re Segment	AlphaCat Segment	Talbot Segment	Western World Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$296,895	$64,117	$293,046	$79,554	$(6,644)	$726,968
Reinsurance premiums ceded	(18,853)	—	(37,246)	(5,441)	6,644	(54,896)
Net premiums written	278,042	64,117	255,800	74,113	—	672,072
Change in unearned premiums	(13,492)	(25,641)	(50,362)	(8,995)	—	(98,490)
Net premiums earned	264,550	38,476	205,438	65,118	—	573,582
Underwriting deductions
Losses and loss expenses	123,405	—	95,970	46,771	—	266,146
Policy acquisition costs	43,826	3,844	47,659	9,617	(521)	104,425
General and administrative expenses	18,781	3,526	35,555	8,923	16,178	82,963
Share compensation expenses	2,396	150	3,024	494	3,178	9,242
Total underwriting deductions	188,408	7,520	182,208	65,805	18,835	462,776

Underwriting income (loss)	$76,142	$30,956	$23,230	$(687)	$(18,835)	$110,806

Net investment income	20,080	1,754	6,406	5,723	(355)	33,608
Other insurance related income (loss)	434	3,755	40	276	(1,357)	3,148
Finance expenses	(3,573)	(2,591)	(87)	—	(11,484)	(17,735)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	93,083	33,874	29,589	5,312	(32,031)	129,827
Tax (expense) benefit	(2,745)	—	(2,262)	3,734	(1,276)	(2,549)
Income from operating affiliates	—	4,104	—	—	—	4,104
(Income) attributable to operating affiliate investors	—	(30,879)	—	—	—	(30,879)
Net operating income (loss)	$90,338	$7,099	$27,327	$9,046	$(33,307)	$100,503

Net realized gains on investments	420	140	1,070	614	—	2,244
Change in net unrealized (losses) gains on investments	(13,360)	16,396	(9,011)	(11,204)	(351)	(17,530)
Income (loss) from investment affiliate	429	—	—	(145)	—	284
Foreign exchange (losses) gains	(1,106)	1	(782)	—	(1,349)	(3,236)
Other loss	(608)	—	—	—	—	(608)
Net income (loss)	$76,113	$23,636	$18,604	$(1,689)	$(35,007)	$81,657

Net (income) attributable to noncontrolling interest	—	(17,644)	—	—	—	(17,644)
Net income (loss) available (attributable) to Validus	$76,113	$5,992	$18,604	$(1,689)	$(35,007)	$64,013
Selected ratios (a):
Net premiums written / Gross premiums written	93.6%	100.0%	87.3%	93.2%		92.4%
Losses and loss expenses	46.6%	0.0%	46.7%	71.8%		46.4%
Policy acquisition costs	16.6%	10.0%	23.2%	14.8%		18.2%
General and administrative expenses (b)	8.0%	9.5%	18.8%	14.5%		16.1%
Expense ratio	24.6%	19.5%	42.0%	29.3%		34.3%
Combined ratio	71.2%	19.5%	88.7%	101.1%		80.7%
Total assets	$4,654,428	$2,279,493	$2,936,589	$1,490,254	$64,532	$11,425,296

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expenses ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Three Months Ended June 30, 2014	Validus Re Segment (c)	AlphaCat Segment	Talbot Segment	Corporate & Eliminations (c)	Total
Underwriting income
Gross premiums written	$301,273	$43,790	$317,944	$(7,333)	$655,674
Reinsurance premiums ceded	(21,522)	—	(36,376)	7,333	(50,565)
Net premiums written	279,751	43,790	281,568	—	605,109
Change in unearned premiums	(58,023)	(11,330)	(69,753)	—	(139,106)
Net premiums earned	221,728	32,460	211,815	—	466,003
Underwriting deductions
Losses and loss expenses	77,688	(3,033)	84,090	—	158,745
Policy acquisition costs	31,125	3,056	45,593	(821)	78,953
General and administrative expenses	17,040	3,780	34,173	18,849	73,842
Share compensation expenses	2,336	161	2,862	2,982	8,341
Total underwriting deductions	128,189	3,964	166,718	21,010	319,881

Underwriting income (loss)	$93,539	$28,496	$45,097	$(21,010)	$146,122

Net investment income	16,265	829	4,671	(479)	21,286
Other insurance related income (loss)	545	6,005	258	(1,997)	4,811
Finance expenses	(3,670)	(971)	(68)	(11,417)	(16,126)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	106,679	34,359	49,958	(34,903)	156,093
Tax (expense) benefit	(460)	—	(1,364)	433	(1,391)
Income from operating affiliates	—	4,892	—	—	4,892
(Income) attributable to operating affiliate investors	—	(25,316)	—	—	(25,316)
Net operating income (loss)	$106,219	$13,935	$48,594	$(34,470)	$134,278

Net realized gains on investments	1,324	6,442	92	—	7,858
Change in net unrealized gains on investments	12,661	30,087	2,679	—	45,427
Income from investment affiliate	779	—	—	—	779
Foreign exchange gains (losses)	2,848	(191)	1,367	(866)	3,158
Other income	424	—	—	—	424
Transaction expenses	—	—	—	(3,252)	(3,252)
Net income (loss)	$124,255	$50,273	$52,732	$(38,588)	$188,672

Net (income) attributable to noncontrolling interest	—	(35,305)	—	—	(35,305)
Net income (loss) available (attributable) to Validus	$124,255	$14,968	$52,732	$(38,588)	$153,367
Selected ratios (a):
Net premiums written / Gross premiums written	92.9%	100.0%	88.6%		92.3%
Losses and loss expenses	35.0%	(9.3)%	39.7%		34.1%
Policy acquisition costs	14.1%	9.4%	21.5%		16.9%
General and administrative expenses (b)	8.7%	12.1%	17.5%		17.6%
Expense ratio	22.8%	21.5%	39.0%		34.5%
Combined ratio	57.8%	12.2%	78.7%		68.6%
Total assets	$5,674,201	$1,651,256	$3,004,163	$156,690	$10,486,310

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

(c)
Beginning in the first quarter of 2015, certain intercompany reinsurance transactions were presented on a net basis for segmental reporting purposes. As a result, gross premiums written and reinsurance premiums ceded for the Validus Re segment and Corporate & Eliminations were reduced by $9,013 for the three months ended June 30, 2014 for comparative purposes. There was no impact to total gross premiums written and reinsurance premiums ceded on a consolidated basis.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Six Months Ended June 30, 2015	Validus Re Segment	AlphaCat Segment	Talbot Segment	Western World Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,008,107	$166,681	$563,123	$136,501	$(27,946)	$1,846,466
Reinsurance premiums ceded	(132,149)	(4,538)	(128,321)	(8,674)	27,946	(245,736)
Net premiums written	875,958	162,143	434,802	127,827	—	1,600,730
Change in unearned premiums	(358,320)	(89,472)	(6,775)	5,173	—	(449,394)
Net premiums earned	517,638	72,671	428,027	133,000	—	1,151,336
Underwriting deductions
Losses and loss expenses	236,533	(844)	174,098	97,288	—	507,075
Policy acquisition costs	85,920	7,504	96,763	13,896	(1,022)	203,061
General and administrative expenses	38,290	7,528	72,049	19,550	30,574	167,991
Share compensation expenses	4,974	299	5,981	971	6,071	18,296
Total underwriting deductions	365,717	14,487	348,891	131,705	35,623	896,423

Underwriting income (loss)	$151,921	$58,184	$79,136	$1,295	$(35,623)	$254,913

Net investment income	38,332	3,339	12,711	11,026	(779)	64,629
Other insurance related income (loss)	749	9,526	94	539	(2,928)	7,980
Finance expenses	(7,444)	(7,107)	(174)	—	(22,862)	(37,587)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	183,558	63,942	91,767	12,860	(62,192)	289,935
Tax (expense) benefit	(865)	—	(3,145)	11	(1,115)	(5,114)
Income from operating affiliates	—	6,557	—	—	—	6,557
(Income) attributable to operating affiliate investors	—	(54,085)	—	—	—	(54,085)
Net operating income (loss)	$182,693	$16,414	$88,622	$12,871	$(63,307)	$237,293

Net realized gains on investments	2,229	129	1,941	2,114	—	6,413
Change in net unrealized gains (losses) on investments	6,333	53,931	(1,100)	(4,066)	(424)	54,674
Income from investment affiliate	2,362	—	—	698	—	3,060
Foreign exchange (losses) gains	(6,130)	(94)	(1,267)	—	704	(6,787)
Other loss	(608)	—	—	—	—	(608)
Net income (loss)	$186,879	$70,380	$88,196	$11,617	$(63,027)	$294,045

Net (income) attributable to noncontrolling interest	—	(56,621)	—	—	—	(56,621)
Net income (loss) available (attributable) to Validus	$186,879	$13,759	$88,196	$11,617	$(63,027)	$237,424
Selected ratios (a):
Net premiums written / Gross premiums written	86.9%	97.3%	77.2%	93.6%		86.7%
Losses and loss expenses	45.7%	(1.2)%	40.7%	73.1%		44.0%
Policy acquisition costs	16.6%	10.3%	22.6%	10.5%		17.7%
General and administrative expenses (b)	8.4%	10.8%	18.2%	15.4%		16.2%
Expense ratio	25.0%	21.1%	40.8%	25.9%		33.9%
Combined ratio	70.7%	19.9%	81.5%	99.0%		77.9%
Total assets	$4,654,428	$2,279,493	$2,936,589	$1,490,254	$64,532	$11,425,296

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expenses ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Six Months Ended June 30, 2014	Validus Re Segment (c)	AlphaCat Segment	Talbot Segment	Corporate & Eliminations (c)	Total
Underwriting income
Gross premiums written	$967,436	$128,137	$608,639	$(36,547)	$1,667,665
Reinsurance premiums ceded	(151,339)	(3,700)	(126,981)	36,547	(245,473)
Net premiums written	816,097	124,437	481,658	—	1,422,192
Change in unearned premiums	(355,983)	(61,294)	(55,955)	—	(473,232)
Net premiums earned	460,114	63,143	425,703	—	948,960
Underwriting deductions
Losses and loss expenses	145,843	(10,893)	186,466	—	321,416
Policy acquisition costs	70,370	6,036	90,521	(2,325)	164,602
General and administrative expenses	35,235	7,908	69,322	35,822	148,287
Share compensation expenses	4,544	151	5,444	5,349	15,488
Total underwriting deductions	255,992	3,202	351,753	38,846	649,793

Underwriting income (loss)	$204,122	$59,941	$73,950	$(38,846)	$299,167

Net investment income	34,540	1,709	9,357	(958)	44,648
Other insurance related income (loss)	1,522	15,502	275	(4,451)	12,848
Finance expenses	(7,509)	(1,654)	(94)	(22,769)	(32,026)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	232,675	75,498	83,488	(67,024)	324,637
Tax benefit (expense)	118	—	(1,234)	(235)	(1,351)
Income from operating affiliates	—	9,819	—	—	9,819
(Income) attributable to operating affiliate investors	—	(57,026)	—	—	(57,026)
Net operating income (loss)	$232,793	$28,291	$82,254	$(67,259)	$276,079

Net realized gains on investments	3,770	7,667	161	—	11,598
Change in net unrealized gains on investments	19,905	75,959	5,256	—	101,120
Income from investment affiliate	6,127	—	—	—	6,127
Foreign exchange (losses) gains	(3,328)	(153)	1,217	(1,056)	(3,320)
Other income	6,217	—	—	—	6,217
Transaction expenses	—	—	—	(3,252)	(3,252)
Net income (loss)	$265,484	$111,764	$88,888	$(71,567)	$394,569

Net (income) attributable to noncontrolling interest	—	(78,814)	—	—	(78,814)
Net income (loss) available (attributable) to Validus	$265,484	$32,950	$88,888	$(71,567)	$315,755
Selected ratios (a):
Net premiums written / Gross premiums written	84.4%	97.1%	79.1%		85.3%
Losses and loss expenses	31.7%	(17.3)%	43.8%		33.9%
Policy acquisition costs	15.3%	9.6%	21.2%		17.3%
General and administrative expenses (b)	8.6%	12.8%	17.6%		17.3%
Expense ratio	23.9%	22.4%	38.8%		34.6%
Combined ratio	55.6%	5.1%	82.6%		68.5%
Total assets	$5,674,201	$1,651,256	$3,004,163	$156,690	$10,486,310

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

(c)
Beginning in the first quarter of 2015, certain intercompany reinsurance transactions were presented on a net basis for segmental reporting purposes. As a result, gross premiums written and reinsurance premiums ceded for the Validus Re segment and Corporate & Eliminations were reduced by $21,836 for the six months ended June 30, 2014 for comparative purposes. There was no impact to total gross premiums written and reinsurance premiums ceded on a consolidated basis.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three Months Ended June 30, 2015
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Western World	Eliminations	Total	%
United States	$170,842	$25,010	$40,036	$79,554	$(627)	$314,815	43.3%
Worldwide excluding United States (a)	12,405	2,124	30,231	—	(15)	44,745	6.2%
Australia and New Zealand	1,654	624	1,173	—	14	3,465	0.5%
Europe	16,370	1,073	10,584	—	(171)	27,856	3.8%
Latin America and Caribbean	6,437	—	28,693	—	(2,672)	32,458	4.5%
Japan	37,807	1,671	2,843	—	(52)	42,269	5.8%
Canada	611	294	2,299	—	(62)	3,142	0.4%
Rest of the world (b)	3,268	—	24,982	—	(537)	27,713	3.8%
Sub-total, non United States	78,552	5,786	100,805	—	(3,495)	181,648	25.0%
Worldwide including United States (a)	38,292	32,571	32,704	—	(2,499)	101,068	13.9%
Other location non-specific (c)	9,209	750	119,501	—	(23)	129,437	17.8%
Total	$296,895	$64,117	$293,046	$79,554	$(6,644)	$726,968	100.0%

	Three Months Ended June 30, 2014
	Gross Premiums Written
	Validus Re (d)	AlphaCat	Talbot	Eliminations (d)	Total	%
United States	$173,899	$20,256	$42,151	$(597)	$235,709	36.0%
Worldwide excluding United States (a)	6,826	(266)	38,434	(57)	44,937	6.8%
Australia and New Zealand	6,525	—	1,423	104	8,052	1.2%
Europe	10,845	1,392	7,498	523	20,258	3.1%
Latin America and Caribbean	6,234	—	30,132	(4,279)	32,087	4.9%
Japan	38,654	586	1,592	3	40,835	6.2%
Canada	448	(1)	2,750	(64)	3,133	0.5%
Rest of the world (b)	3,884	—	25,153	(503)	28,534	4.4%
Sub-total, non United States	73,416	1,711	106,982	(4,273)	177,836	27.1%
Worldwide including United States (a)	36,435	21,823	28,883	1,484	88,625	13.5%
Other location non-specific (c)	17,523	—	139,928	(3,947)	153,504	23.4%
Total	$301,273	$43,790	$317,944	$(7,333)	$655,674	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2015
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Western World	Eliminations	Total	%
United States	$509,661	$38,585	$68,094	$136,501	$(2,121)	$750,720	40.7%
Worldwide excluding United States (a)	47,399	7,957	65,173	—	(1,044)	119,485	6.5%
Australia and New Zealand	11,522	624	3,049	—	(141)	15,054	0.8%
Europe	40,876	2,841	23,798	—	(1,015)	66,500	3.6%
Latin America and Caribbean	15,315	—	51,385	—	(6,196)	60,504	3.3%
Japan	39,191	1,671	3,597	—	(65)	44,394	2.4%
Canada	2,798	488	3,997	—	(140)	7,143	0.4%
Rest of the world (b)	21,994	—	47,988	—	(2,856)	67,126	3.6%
Sub-total, non United States	179,095	13,581	198,987	—	(11,457)	380,206	20.6%
Worldwide including United States (a)	123,348	110,465	54,498	—	(14,353)	273,958	14.8%
Other location non-specific (c)	196,003	4,050	241,544	—	(15)	441,582	23.9%
Total	$1,008,107	$166,681	$563,123	$136,501	$(27,946)	$1,846,466	100.0%

	Six Months Ended June 30, 2014
	Gross Premiums Written
	Validus Re (d)	AlphaCat	Talbot	Eliminations (d)	Total	%
United States	$416,931	$28,954	$68,462	$(2,917)	$511,430	30.8%
Worldwide excluding United States (a)	65,349	7,412	75,616	(1,084)	147,293	8.7%
Australia and New Zealand	19,385	1,019	4,303	(222)	24,485	1.5%
Europe	46,723	2,693	26,289	(1,244)	74,461	4.5%
Latin America and Caribbean	20,571	—	61,371	(14,948)	66,994	4.0%
Japan	38,821	586	2,130	(58)	41,479	2.5%
Canada	2,995	215	5,895	(236)	8,869	0.5%
Rest of the world (b)	22,679	—	43,557	(2,890)	63,346	3.8%
Sub-total, non United States	216,523	11,925	219,161	(20,682)	426,927	25.5%
Worldwide including United States (a)	138,719	87,258	52,536	(9,934)	268,579	16.1%
Other location non-specific (c)	195,263	—	268,480	(3,014)	460,729	27.6%
Total	$967,436	$128,137	$608,639	$(36,547)	$1,667,665	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)
The Other locations non-specific category refers to business for which an analysis of exposure by geographic zone is not applicable, such as marine and aerospace risks, since these exposures can span multiple geographic areas and, in some instances, are not fixed locations.

(d)
During the first quarter of 2015, certain intercompany reinsurance transactions were presented on a net basis for segmental reporting purposes. As a result, gross premiums written for the Validus Re segment and Corporate & Eliminations were reduced by $9,013 and $21,836 for the three and six months ended June 30, 2014, respectively, for comparative purposes. There was no impact to total gross premiums written on a consolidated basis.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

18. Condensed consolidating financial information
The following tables present condensed consolidating balance sheets as at June 30, 2015 and December 31, 2014, condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2015 and 2014, and condensed consolidating statements of cash flows for the six months ended June 30, 2015 and 2014, for Validus Holdings, Ltd. (the “Parent Guarantor”), Validus Holdings (UK) plc (the “Subsidiary Issuer”) and the non-guarantor subsidiaries of Validus Holdings, Ltd. The Subsidiary Issuer is a 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for under the equity method for purposes of the supplemental consolidating presentation and earnings of subsidiaries are reflected in the investment accounts and earnings. The Subsidiary Issuer is only allowed to issue senior notes that are fully and unconditionally guaranteed by the Parent Guarantor.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Balance Sheet As at June 30, 2015	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Assets
Fixed maturities, at fair value	$28,436	$—	$5,491,068	$(60,200)	$5,459,304
Short-term investments, at fair value	—	—	1,338,051	—	1,338,051
Other investments, at fair value	—	—	965,801	(72,094)	893,707
Cash and cash equivalents	4,597	20	429,093	—	433,710
Restricted cash	5,599	—	134,420	—	140,019
Total investments and cash	38,632	20	8,358,433	(132,294)	8,264,791
Investment in affiliates	—	—	374,121	—	374,121
Investment in subsidiaries on an equity basis	4,232,326	680,642	—	(4,912,968)	—
Premiums receivable	—	—	1,276,020	—	1,276,020
Deferred acquisition costs	—	—	253,225	—	253,225
Prepaid reinsurance premiums	—	—	161,516	—	161,516
Securities lending collateral	—	—	7,021	—	7,021
Loss reserves recoverable	—	—	376,665	—	376,665
Paid losses recoverable	—	—	40,198	—	40,198
Income taxes recoverable	—	—	13,787	—	13,787
Deferred tax asset	—	—	23,079	—	23,079
Receivable for investments sold	—	—	29,131	—	29,131
Intangible assets	—	—	124,092	—	124,092
Goodwill	—	—	196,758	—	196,758
Accrued investment income	48	—	23,846	—	23,894
Intercompany receivable	2,159	—	—	(2,159)	—
Other assets	2,512	—	258,486	—	260,998
Total assets	$4,275,677	$680,662	$11,516,378	$(5,047,421)	$11,425,296
Liabilities
Reserve for losses and loss expenses	$—	$—	$3,187,177	$—	$3,187,177
Unearned premiums	—	—	1,519,491	—	1,519,491
Reinsurance balances payable	—	—	95,705	—	95,705
Securities lending payable	—	—	7,487	—	7,487
Deferred tax liability	—	—	8,063	—	8,063
Payable for investments purchased	—	—	105,871	—	105,871
Accounts payable and accrued expenses	21,386	—	146,390	—	167,776
Intercompany payable	—	59	2,100	(2,159)	—
Notes payable to operating affiliates	—	—	1,381,313	—	1,381,313
Senior notes payable	247,360	—	—	—	247,360
Debentures payable	350,000	—	248,232	(60,200)	538,032
Total liabilities	$618,746	$59	$6,701,829	$(62,359)	$7,258,275
Redeemable noncontrolling interest	—	—	—	—	—
Total shareholders' equity available to Validus	3,656,931	680,603	4,304,459	(4,985,062)	3,656,931
Noncontrolling interest	—	—	510,090	—	510,090
Total liabilities, noncontrolling interests and shareholders' equity	$4,275,677	$680,662	$11,516,378	$(5,047,421)	$11,425,296

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Balance Sheet As at December 31, 2014	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Assets
Fixed maturities, at fair value	$—	$—	$5,592,931	$(60,200)	$5,532,731
Short-term investments, at fair value	—	—	1,051,074	—	$1,051,074
Other investments, at fair value	—	—	881,123	(68,112)	$813,011
Cash and cash equivalents	29,798	81	547,361	—	$577,240
Restricted cash	—	—	173,003	—	173,003
Total investments and cash	29,798	81	8,245,492	(128,312)	8,147,059
Investment in affiliates	—	—	261,483	—	261,483
Investment in subsidiaries on an equity basis	4,140,770	656,738	—	(4,797,508)	—
Premiums receivable	—	—	707,647	—	707,647
Deferred acquisition costs	—	—	161,295	—	161,295
Prepaid reinsurance premiums	—	—	81,983	—	81,983
Securities lending collateral	—	—	470	—	470
Loss reserves recoverable	—	—	377,466	—	377,466
Paid losses recoverable	—	—	38,078	—	38,078
Deferred tax asset	—	—	23,821	—	23,821
Receivable for investments sold	—	—	18,318	—	18,318
Intangible assets	—	—	126,924	—	126,924
Goodwill	—	—	195,897	—	195,897
Accrued investment income	—	—	24,865	—	24,865
Intercompany receivable	41,078	—	20	(41,098)	—
Other assets	3,239	—	161,394	—	164,633
Total assets	$4,214,885	$656,819	$10,425,153	$(4,966,918)	$10,329,939
Liabilities
Reserve for losses and loss expenses	$—	$—	$3,234,394	$—	$3,234,394
Unearned premiums	—	—	990,564	—	990,564
Reinsurance balances payable	—	—	127,128	—	127,128
Securities lending payable	—	—	936	—	936
Deferred tax liability	—	—	5,541	—	5,541
Payable for investments purchased	—	—	68,574	—	68,574
Accounts payable and accrued expenses	29,621	96	288,528	—	318,245
Intercompany payable	—	20	41,078	(41,098)	—
Notes payable to operating affiliates	—	—	671,465	—	671,465
Senior notes payable	247,306	—	—	—	247,306
Debentures payable	350,000	—	249,477	(60,200)	539,277
Total liabilities	$626,927	$116	$5,677,685	$(101,298)	$6,203,430
Redeemable noncontrolling interest	—	—	79,956	—	79,956
Total shareholders' equity available to Validus	3,587,958	656,703	4,208,917	(4,865,620)	3,587,958
Noncontrolling interest	—	—	458,595	—	458,595
Total liabilities, noncontrolling interests and shareholders' equity	$4,214,885	$656,819	$10,425,153	$(4,966,918)	$10,329,939

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Statement of Comprehensive Income For the Three Months Ended June 30, 2015	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Revenues
Net premiums earned	$—	$—	$573,582	$—	$573,582
Net investment income	87	—	34,536	(1,015)	33,608
Net realized gains on investments	—	—	2,244	—	2,244
Change in net unrealized losses on investments	(351)	—	(14,082)	(3,097)	(17,530)
Income from investment affiliate	—	—	284	—	284
Other insurance related income and other income	—	—	19,486	(16,946)	2,540
Foreign exchange losses	(747)	(1)	(2,488)	—	(3,236)
Total revenues	$(1,011)	$(1)	$613,562	$(21,058)	$591,492
Expenses
Losses and loss expenses	—	—	266,146	—	266,146
Policy acquisition costs	—	—	104,425	—	104,425
General and administrative expenses	18,864	—	81,043	(16,944)	82,963
Share compensation expenses	1,897	—	7,345	—	9,242
Finance expenses	11,914	—	6,311	(490)	17,735
Total expenses	$32,675	$—	$465,270	$(17,434)	$480,511
(Loss) income before taxes, income from operating affiliates, (income) attributable to operating affiliate investors and equity in net earnings of subsidiaries	(33,686)	(1)	148,292	(3,624)	110,981
Tax expense	—	—	(2,549)	—	(2,549)
Income from operating affiliates	—	—	4,104	—	4,104
(Income) attributable to operating affiliate investors	—	—	(30,879)	—	(30,879)
Equity in net earnings of subsidiaries	97,699	1,914	—	(99,613)	—
Net income	$64,013	$1,913	$118,968	$(103,237)	$81,657
Net (income) attributable to noncontrolling interest	—	—	(17,644)	—	(17,644)
Net income available to Validus	$64,013	$1,913	$101,324	$(103,237)	$64,013
Other comprehensive income	3,575	—	3,185	(3,185)	3,575
Comprehensive income available to Validus	$67,588	$1,913	$104,509	$(106,422)	$67,588

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Statement of Comprehensive Income For the Three Months Ended June 30, 2014	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Revenues
Net premiums earned	$—	$—	$466,003	$—	$466,003
Net investment income	4	—	22,258	(976)	21,286
Net realized gains on investments	—	—	7,858	—	7,858
Change in net unrealized gains on investments	—	—	46,295	(868)	45,427
Income from investment affiliate	—	—	779	—	779
Other insurance related income and other income	—	—	21,677	(16,442)	5,235
Foreign exchange (losses) gains	(545)	—	3,703	—	3,158
Total revenues	$(541)	$—	$568,573	$(18,286)	$549,746
Expenses
Losses and loss expenses	—	—	158,745	—	158,745
Policy acquisition costs	—	—	78,953	—	78,953
General and administrative expenses	23,515	—	66,769	(16,442)	73,842
Share compensation expenses	1,811	—	6,530	—	8,341
Finance expenses	11,895	—	4,716	(485)	16,126
Transaction expenses	—	—	3,252	—	3,252
Total expenses	$37,221	$—	$318,965	$(16,927)	$339,259
(Loss) income before taxes, income from operating affiliates, (income) attributable to operating affiliate investors and equity in net earnings (losses) of subsidiaries	(37,762)	—	249,608	(1,359)	210,487
Tax expense	—	—	(1,391)	—	(1,391)
Income from operating affiliates	—	—	4,892	—	4,892
(Income) attributable to operating affiliate investors	—	—	(25,316)	—	(25,316)
Equity in net earnings (losses) of subsidiaries	191,129	(918)	—	(190,211)	—
Net income (loss)	$153,367	$(918)	$227,793	$(191,570)	$188,672
Net (income) attributable to noncontrolling interest	—	—	(35,305)	—	(35,305)
Net income (loss) available (attributable) to Validus	$153,367	$(918)	$192,488	$(191,570)	$153,367
Other comprehensive income	2,615	—	2,615	(2,615)	2,615
Comprehensive income (loss) available (attributable) to Validus	$155,982	$(918)	$195,103	$(194,185)	$155,982

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Statement of Comprehensive Income For the Six Months Ended June 30, 2015	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Revenues
Net premiums earned	$—	$—	$1,151,336	$—	$1,151,336
Net investment income	144	—	66,505	(2,020)	64,629
Net realized gains on investments	—	—	6,413	—	6,413
Change in net unrealized (losses) gains on investments	(424)	—	59,080	(3,982)	54,674
Income from investment affiliate	—	—	3,060	—	3,060
Other insurance related income and other income	—	—	39,109	(31,737)	7,372
Foreign exchange losses	(237)	(1)	(6,549)	—	(6,787)
Total revenues	$(517)	$(1)	$1,318,954	$(37,739)	$1,280,697
Expenses
Losses and loss expenses	—	—	507,075	—	507,075
Policy acquisition costs	—	—	203,061	—	203,061
General and administrative expenses	36,407	2	163,319	(31,737)	167,991
Share compensation expenses	3,551	—	14,745	—	18,296
Finance expenses	23,772	—	14,786	(971)	37,587
Total expenses	$63,730	$2	$902,986	$(32,708)	$934,010
(Loss) income before taxes, income from operating affiliates, (income) attributable to operating affiliate investors and equity in net earnings of subsidiaries	(64,247)	(3)	415,968	(5,031)	346,687
Tax expense	—	—	(5,114)	—	(5,114)
Income from operating affiliates	—	—	6,557	—	6,557
(Income) attributable to operating affiliate investors	—	—	(54,085)	—	(54,085)
Equity in net earnings of subsidiaries	301,671	22,109	—	(323,780)	—
Net income	$237,424	$22,106	$363,326	$(328,811)	$294,045
Net (income) attributable to noncontrolling interest	—	—	(56,621)	—	(56,621)
Net income available to Validus	$237,424	$22,106	$306,705	$(328,811)	$237,424
Other comprehensive loss	(510)	—	(99)	99	(510)
Comprehensive income available to Validus	$236,914	$22,106	$306,606	$(328,712)	$236,914

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Statement of Comprehensive Income For the Six Months Ended June 30, 2014	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Revenues
Net premiums earned	$—	$—	$948,960	$—	$948,960
Net investment income	7	—	46,589	(1,948)	44,648
Net realized gains on investments	—	—	11,598	—	11,598
Change in net unrealized gains on investments	—	—	97,760	3,360	101,120
Income from investment affiliate	—	—	6,127	—	6,127
Other insurance related income and other income	—	—	53,469	(34,404)	19,065
Foreign exchange losses	(713)	—	(2,607)	—	(3,320)
Total revenues	$(706)	$—	$1,161,896	$(32,992)	$1,128,198
Expenses
Losses and loss expenses	—	—	321,416	—	321,416
Policy acquisition costs	—	—	164,602	—	164,602
General and administrative expenses	44,078	21	138,592	(34,404)	148,287
Share compensation expenses	3,119	—	12,369	—	15,488
Finance expenses	23,718	—	9,273	(965)	32,026
Transaction expenses	—	—	3,252	—	3,252
Total expenses	$70,915	$21	$649,504	$(35,369)	$685,071
(Loss) income before taxes, income from operating affiliates, (income) attributable to operating affiliate investors and equity in net earnings (losses) of subsidiaries	(71,621)	(21)	512,392	2,377	443,127
Tax expense	—	—	(1,351)	—	(1,351)
Income from operating affiliates	—	—	9,819	—	9,819
(Income) attributable to operating affiliate investors	—	—	(57,026)	—	(57,026)
Equity in net earnings (losses) of subsidiaries	387,376	(1,666)	—	(385,710)	—
Net income (loss)	$315,755	$(1,687)	$463,834	$(383,333)	$394,569
Net (income) attributable to noncontrolling interest	—	—	(78,814)	—	(78,814)
Net income (loss) available (attributable) to Validus	$315,755	$(1,687)	$385,020	$(383,333)	$315,755
Other comprehensive income	3,077	—	3,077	(3,077)	3,077
Comprehensive income (loss) available (attributable) to Validus	$318,832	$(1,687)	$388,097	$(386,410)	$318,832

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Statement of Cash Flows For The Six Months Ended June 30, 2015	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Net cash provided by (used in) operating activities	$55,556	$(61)	$(199,336)	$(85,000)	$(228,841)
Cash flows provided by (used in) investing activities
Proceeds on sales of investments	—	—	2,237,966	—	2,237,966
Proceeds on maturities of investments	—	—	186,594	—	186,594
Purchases of fixed maturities	(28,055)	—	(2,309,935)	—	(2,337,990)
Purchases of short-term investments, net	—	—	(375,299)	—	(375,299)
Purchases of other investments, net	—	—	(21,970)	—	(21,970)
Increase in securities lending collateral	—	—	(6,551)	—	(6,551)
Investment in operating affiliates	—	—	(10,400)	—	(10,400)
Redemption from operating affiliates	—	—	27,264	—	27,264
Investment in investment affiliates	—	—	(23,115)	—	(23,115)
(Increase) decrease in restricted cash	(5,599)	—	38,583	—	32,984
Return of capital from subsidiaries	140,000	—	—	(140,000)	—
Net cash provided by (used in) investing activities	106,346	—	(256,863)	(140,000)	(290,517)
Cash flows provided by (used in) financing activities
Proceeds on issuance of notes payable to operating affiliates	—	—	1,155,284	—	1,155,284
Repayments on notes payable to operating affiliates	—	—	(621,444)	—	(621,444)
Issuance of common shares, net	14,860	—	—	—	14,860
Purchases of common shares under share repurchase program	(143,223)	—	—	—	(143,223)
Dividends paid	(58,740)	—	(85,000)	85,000	(58,740)
Increase in securities lending payable	—	—	6,551	—	6,551
Third party investment in redeemable noncontrolling interest	—	—	55,700	—	55,700
Third party redemption in redeemable noncontrolling interest	—	—	(19,395)	—	(19,395)
Return of capital to parent	—	—	(140,000)	140,000	—
Net cash (used in) provided by financing activities	(187,103)	—	351,696	225,000	389,593
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(13,765)	—	(13,765)
Net decrease in cash	(25,201)	(61)	(118,268)	—	(143,530)
Cash and cash equivalents, beginning of period	29,798	81	547,361	—	577,240
Cash and cash equivalents, end of period	$4,597	$20	$429,093	$—	$433,710

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Statement of Cash Flows For The Six Months Ended June 30, 2014	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Net cash provided by (used in) operating activities	$365,372	$—	$(247,929)	$(100,000)	$17,443
Cash flows provided by (used in) investing activities
Proceeds on sales of investments	—	—	1,956,442	—	1,956,442
Proceeds on maturities of investments	—	—	384,259	—	384,259
Purchases of fixed maturities	—	—	(1,906,212)	—	(1,906,212)
Purchases of short-term investments, net	—	—	(99,677)	—	(99,677)
Purchases of other investments, net	—	—	(54,716)	—	(54,716)
Decrease in securities lending collateral	—	—	2,071	—	2,071
Redemption from operating affiliates	—	—	57,025	—	57,025
Investment in investment affiliates	—	—	—	—	—
Decrease in restricted cash	—	—	15,371	—	15,371
Proceeds on sale of subsidiary, net of cash	—	—	16,459	—	16,459
Net cash provided by investing activities	—	—	371,022	—	371,022
Cash flows provided by (used in) financing activities
Proceeds on issuance of notes payable to operating affiliates	—	—	320,454	—	320,454
Repayments on notes payable to operating affiliates	—	—	(364,877)	—	(364,877)
Redemption of common shares, net	(4,385)	—	—	—	(4,385)
Purchases of common shares under share repurchase program	(197,339)	—	—	—	(197,339)
Dividends paid	(61,036)	—	(100,000)	100,000	(61,036)
Decrease in securities lending payable	—	—	(2,071)	—	(2,071)
Third party investment in redeemable noncontrolling interest	—	—	57,000	—	57,000
Third party redemption in redeemable noncontrolling interest	—	—	(10,496)		(10,496)
Net cash (used in) provided by financing activities	(262,760)	—	(99,990)	100,000	(262,750)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	13,097	—	13,097
Net increase in cash	102,612	—	36,200	—	138,812
Cash and cash equivalents, beginning of period	20,385	—	713,763	—	734,148
Cash and cash equivalents, end of period	$122,997	$—	$749,963	$—	$872,960

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

19. Subsequent events
Quarterly Dividend
On August 5, 2015, the Company announced a quarterly cash dividend of $0.32 per each common share and $0.32 per common share equivalent for which each outstanding warrant is exercisable, payable on September 30, 2015 to holders of record on September 15, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company's consolidated results of operations for the three and six months ended June 30, 2015 and 2014 and the Company's consolidated financial condition, liquidity and capital resources as at June 30, 2015 and December 31, 2014. This discussion and analysis should be read in conjunction with the Company's unaudited Consolidated Financial Statements and notes thereto included in this filing and the Company's audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2014, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk, as well as management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
During the January 2015 renewal season, the Validus Re and AlphaCat segments underwrote $540.9 million in gross premiums written (excluding U.S. agriculture premiums and net of intercompany eliminations between Validus Re and AlphaCat), a decrease of 6.0% from the prior period. This decrease was primarily driven by a challenging rate environment in the Company's U.S. and European property catastrophe business, which experienced a reduction in rates of approximately 10-15%. During the mid-year 2015 renewal period, the Validus Re segment experienced a meaningful increase in the demand for U.S. wind capacity which resulted in the moderation of U.S. property market rate declines to mid-single digits. However, the rate environment in the international property market proved to be more challenging with rate declines closer to 10%. The Talbot segment experienced a whole account rate decrease of approximately 6.2% and the Western World segment experienced a whole account rate increase of approximately 3.3% through June 30, 2015.

Financial Measures
The Company believes that the primary financial indicator for evaluating performance and measuring the overall growth in value generated for shareholders is book value per diluted common share. Book value per diluted common share plus accumulated dividends, together with other important financial indicators, is shown below:

	As at, or for the
	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2015	2014	2015	2014	2014
Book value per diluted common share plus accumulated dividends	$50.95	$46.83	$50.95	$46.83	$48.54
Book value per diluted common share	41.43	38.55	41.43	38.55	39.66
Underwriting income	110,806	146,122	254,913	299,167	526,934
Net operating income attributable to Validus	98,347	132,184	231,183	272,481	486,464
Annualized return on average equity	7.0%	16.5%	13.0%	17.0%	13.1%
Book value per diluted common share plus accumulated dividends is considered by management to be the primary indicator of financial performance, as we believe growth in book value on a diluted basis, plus the dividends that have accumulated, ultimately translates into the return that a shareholder will receive. Book value per diluted common share plus accumulated dividends increased by $2.41, or 5.0%, from $48.54 at December 31, 2014 to $50.95 at June 30, 2015. Cash dividends per common share are an integral part of the value created for shareholders. The Company paid quarterly cash dividends of $0.32 per common share and common share equivalent during the three and six months ended June 30, 2015. On August 5, 2015, the Company announced a quarterly cash dividend of $0.32 per common share and $0.32 per common share equivalent for which each outstanding warrant is exercisable, payable on September 30, 2015 to holders of record on September 15, 2015. Book value per diluted common share plus accumulated dividends is calculated based on total shareholders’ equity available to Validus plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares and options and warrants outstanding (assuming their exercise), plus accumulated dividends. Book value per diluted common share plus accumulated dividends is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Book value per diluted common share is considered by management to be a measure of returns to common shareholders, as we believe growth in book value on a diluted basis ultimately translates into growth in stock price. Book value per diluted common share after dividends paid, increased by $1.77, or 4.5%, from $39.66 at December 31, 2014 to $41.43 at June 30, 2015. Growth in book value per diluted common share inclusive of dividends was 1.2% and 3.4% for the three months ended June 30, 2015 and 2014, respectively, and for the six months ended June 30, 2015 and 2014 was 6.1% and 8.1%, respectively. Book value per diluted common share is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other insurance related income, finance expenses, net realized and change in net unrealized gains (losses) on investments, foreign exchange gains (losses), other income (loss), non-recurring items and net (income) loss attributable to noncontrolling interest. The Company believes the reporting of underwriting income enhances the understanding of results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended June 30, 2015 and 2014 was $110.8 million and $146.1 million, respectively, and for the six months ended June 30, 2015 and 2014 was $254.9 million and 299.2 million, respectively. Underwriting income is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures."
Net operating income available to Validus is defined as net income excluding net realized and change in net unrealized gains (losses) on investments, income (loss) from investment affiliate, foreign exchange gains (losses), other income (loss), non-recurring items and net operating (income) loss attributable to noncontrolling interest. This measure focuses on the underlying fundamentals of the Company's operations without the influence of gains (losses) from the sale of investments, translation of non-U.S. dollar currencies and non-recurring items. Net operating income available to Validus for the three months ended June 30, 2015 and 2014 was $98.3 million and $132.2 million, respectively, and for the six months ended June 30, 2015 and 2014 was $231.2 million and $272.5 million, respectively. Net operating income is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Annualized return on average equity represents the return generated on common shareholders’ capital during the period. Return on average equity is calculated by dividing the net income available to Validus for the period by the average shareholders’ equity available to Validus during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances. The Company’s objective is to generate superior returns on capital that appropriately rewards shareholders for the risks assumed. The annualized return on average equity for the three months ended June 30, 2015 and 2014 was 7.0% and 16.5%, respectively, and for the six months ended June 30, 2015 and 2014 was 13.0% and 17.0%, respectively.

Second Quarter 2015 Summarized Consolidated Results of Operations

•	Gross premiums written for the three months ended June 30, 2015 were $727.0 million compared to $655.7 million for the three months ended June 30, 2014, an increase of $71.3 million, or 10.9%.

•	Net premiums earned for the three months ended June 30, 2015 were $573.6 million compared to $466.0 million for the three months ended June 30, 2014, an increase of $107.6 million, or 23.1%.

•	Underwriting income for the three months ended June 30, 2015 was $110.8 million compared to $146.1 million for the three months ended June 30, 2014, a decrease of $35.3 million, or 24.2%.

•
Combined ratio for the three months ended June 30, 2015 of 80.7% which included $70.7 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 12.3 percentage points compared to a combined ratio for the three months ended June 30, 2014 of 68.6% which included $72.7 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 15.6 percentage points. The favorable loss reserve development was primarily due to lower than expected development on attritional losses.

•
Loss ratio for the three months ended June 30, 2015 of 46.4% compared to 34.1% for the three months ended June 30, 2014, an increase of 12.3 percentage points. Incurred losses for the three months ended June 30, 2015 were $266.1 million, which included losses and loss expenses of $48.1 million from a single notable loss event, Pemex, an offshore rig explosion.

•	Loss ratios by line of business are as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Percentage Point Change
Property (a)	11.6%	9.8%	1.8
Marine	64.8%	59.0%	5.8
Specialty	67.1%	46.1%	21.0
Liability (a)	70.6%	—%	70.6
All lines	46.4%	34.1%	12.3
(a)    The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

•
Losses and loss expenses from notable loss events, defined as consolidated losses from a single event which aggregate to a threshold greater than or equal to $30.0 million, for the three months ended June 30, 2015 were $48.1 million compared to $nil for the three months ended June 30, 2014.

•
Losses and loss expenses from non-notable loss events, defined as consolidated losses from a single event which aggregate to a threshold greater than or equal to $15.0 million but less than $30.0 million, for the three months ended June 30, 2015 were ($15.0) million compared to $21.9 million for the three months ended June 30, 2014.

•	Net investment income for the three months ended June 30, 2015 was $33.6 million compared to $21.3 million for the three months ended June 30, 2014, an increase of $12.3 million, or 57.9%.

•	Investment yield for the three months ended June 30, 2015 was 2.03% compared to 1.29% for the three months ended June 30, 2014.

•
Net operating income available to Validus for the three months ended June 30, 2015 was $98.3 million compared to $132.2 million for the three months ended June 30, 2014, a decrease of $33.8 million, or 25.6%.

•
Net income available to Validus for the three months ended June 30, 2015 was $64.0 million, or $0.73 per diluted common share compared to $153.4 million or $1.61 per diluted common share for the three months ended June 30, 2014.

•
Annualized return on average equity and annualized net operating return on average equity for the three months ended June 30, 2015 were 7.0% and 10.7%, respectively, compared to 16.5% and 14.2% for the three months ended June 30, 2014.

Overview of the Results of Operations for the Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014.
The change in net operating income available to Validus for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is described in the following table:

Increase (decrease) to net operating income available to Validus over the three months ended June 30
(Dollars in thousands)	2015 compared to 2014
Net premiums earned	$107,579
Notable loss events (a)	(48,074)
Non-notable loss events (b)	36,946
Incurred current year losses, excluding notable and non-notable loss events	(94,335)
Prior period loss development	(1,938)
Other underwriting deductions (c)	(35,494)
Underwriting income (d)	(35,316)
(Income) attributable to operating affiliate investors	(5,563)
Other operating expenses and income, net (e)	7,104
Net operating income (d)	(33,775)
Net operating (income) attributable to noncontrolling interest	(62)
Net operating income available to Validus (d)	$(33,837)

(a)	The notable loss event for the three months ended June 30, 2015 was Pemex. There were no notable loss events for the three months ended June 30, 2014.

(b)	Losses and loss expenses from non-notable loss events for the three months ended June 30, 2015 were ($15.0) million compared to $21.9 million for the three months ended June 30, 2014.

(c)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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

(e)	Other operating expenses and income, net, consists of net investment income, other insurance related income, finance expenses, taxes and income (loss) from operating affiliates.
Net operating income available to Validus for the three months ended June 30, 2015 was $98.3 million compared to $132.2 million for the three months ended June 30, 2014, a decrease of $33.8 million or 25.6%. The primary factors driving the decrease in net operating income available to Validus were:

•
An increase in losses and loss expenses of $107.4 million primarily due to the acquisition of Western World, a current quarter notable loss event of $48.1 million and higher attritional losses in the current quarter, including $10.3 million of losses and loss expenses from flooding in Texas; offset by a decrease in non-notable loss events of $36.9 million; and,

•	An increase in other underwriting deductions of $35.5 million primarily due to the acquisition of Western World; offset by,

•	An increase in net premiums earned of $107.6 million primarily due to the acquisition of Western World and a significant new agriculture deal in the Validus Re segment.

Segment Reporting
Management has determined that the Company operates in four reportable segments Validus Re, AlphaCat, Talbot and Western World.
Second Quarter 2015 Results of Operations - Validus Re Segment
The following table presents results of operations for the three months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014
Underwriting income
Gross premiums written	$296,895	$301,273
Reinsurance premiums ceded	(18,853)	(21,522)
Net premiums written	278,042	279,751
Change in unearned premiums	(13,492)	(58,023)
Net premiums earned	264,550	221,728

Underwriting deductions
Losses and loss expenses	123,405	77,688
Policy acquisition costs	43,826	31,125
General and administrative expenses	18,781	17,040
Share compensation expenses	2,396	2,336
Total underwriting deductions	188,408	128,189

Underwriting income (a)	76,142	93,539

Net investment income	20,080	16,265
Other insurance related income	434	545
Finance expenses	(3,573)	(3,670)

Operating income before taxes	93,083	106,679
Tax expense	(2,745)	(460)
Net operating income (a)	$90,338	$106,219

Selected ratios:
Net premiums written / Gross premiums written	93.6%	92.9%

Losses and loss expenses	46.6%	35.0%

Policy acquisition costs	16.6%	14.1%
General and administrative expenses (b)	8.0%	8.7%
Expense ratio	24.6%	22.8%
Combined ratio	71.2%	57.8%

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

The change in net operating income for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, respectively, is described in the following table:

Increase (decrease) to net operating income over the three months ended June 30,
(Dollars in thousands)	2015 compared to 2014
Net premiums earned	$42,822
Notable loss events (a)	(35,189)
Non-notable loss events (b)	32,161
Incurred current year losses, excluding notable and non-notable loss events	(46,900)
Prior period loss development	4,211
Other underwriting deductions (c)	(14,502)
Underwriting income (d)	(17,397)
Other operating income and expenses, net (e)	1,516
Net operating income (d)	$(15,881)

(a)	The notable loss event for the three months ended June 30, 2015 was Pemex. There were no notable loss events for the three months ended June 30, 2014.

(b)	Losses and loss expenses from non-notable loss events for the three months ended June 30, 2015 were ($15.0) million compared to $17.2 million for the three months ended June 30, 2014.

(c)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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

(e)	Other operating income and expenses, net, consists of net investment income, other insurance related income, finance expenses and taxes.
Gross Premiums Written

	Gross Premiums Written
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$246,100	$266,813	$(20,713)
Marine	6,545	(216)	6,761
Specialty	44,250	34,676	9,574
Total	$296,895	$301,273	$(4,378)
The decrease in gross premiums written in the property lines of $20.7 million was primarily due to a reduction in business written in the catastrophe excess of loss lines of $20.7 million. This decrease was driven by reductions in our participation on various programs due to the current market conditions and programs that were not available for renewal. The increase in gross premiums written in the marine lines of $6.8 million was primarily due to the reinstatement premium impact of the current quarter notable loss event, Pemex. The increase in gross premiums written in the specialty lines of $9.6 million was driven primarily by an increase in the agriculture lines of $21.5 million, due to final contract adjustments from business written during the first quarter of 2015. This increase was offset by a decrease in technical lines of $11.0 million, due to the non-renewal of a quota share arrangement after the program was restructured with less appealing economics.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$246,100	82.9%	$266,813	88.6%
Marine	6,545	2.2%	(216)	(0.1)%
Specialty	44,250	14.9%	34,676	11.5%
Total	$296,895	100.0%	$301,273	100.0%
The changes in mix of business are consistent with the changes in gross premiums written discussed above.

Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$17,097	$19,508	$(2,411)
Marine	1,481	567	914
Specialty	275	1,447	(1,172)
Total	$18,853	$21,522	$(2,669)
Reinsurance premiums ceded in the property lines decreased by $2.4 million in line with reduced gross premiums written. The decrease in reinsurance premiums ceded in the specialty lines of $1.2 million was due to adjustments on existing business.
Net Premiums Written

	Net Premiums Written
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$229,003	$247,305	$(18,302)
Marine	5,064	(783)	5,847
Specialty	43,975	33,229	10,746
Total	$278,042	$279,751	$(1,709)
The decrease in net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$229,003	93.1%	$247,305	92.7%
Marine	5,064	77.4%	(783)	NM
Specialty	43,975	99.4%	33,229	95.8%
Total	$278,042	93.6%	$279,751	92.9%
The net retention ratios are driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

	Net Premiums Earned
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$107,193	$115,985	$(8,792)
Marine	44,416	38,838	5,578
Specialty	112,941	66,905	46,036
Total	$264,550	$221,728	$42,822
The decrease in property lines net premiums earned of $8.8 million was as a result of lower gross premiums written during the year. This was offset by the earned impact of the reduction in the reinsurance premiums ceded. The increase in marine lines net premiums earned of $5.6 million was due to the reinstatement premium impact of the current quarter notable loss event, Pemex, and adjustments to premiums on existing business; offset by the earned impact of lower gross premiums written during the current year. The increase in specialty lines net premiums earned of $46.0 million was primarily due to an increase in gross premiums written in the first quarter of 2015.
Losses and Loss Expenses

	Losses and Loss Expenses Ratio - All Lines
	Three Months Ended June 30,
	2015	2014
All lines—current period excluding items below	50.7%	39.3%
All lines—current period—notable loss events	13.3%	0.0%
All lines—current period—non-notable loss events	(5.7)%	7.7%
All lines—change in prior accident years	(11.7)%	(12.0)%
All lines—loss ratio	46.6%	35.0%

	Losses and Loss Expenses - All Lines
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
All lines—current period excluding items below	$134,095	$87,195	$46,900
All lines—current period—notable loss events	35,189	—	35,189
All lines—current period—non-notable loss events	(15,000)	17,161	(32,161)
All lines—change in prior accident years	(30,879)	(26,668)	(4,211)
All lines—losses and loss expenses	$123,405	$77,688	$45,717
Notable Loss Events
Losses and loss expenses from a single notable loss event, Pemex, were $35.2 million for the three months ended June 30, 2015, which represented 13.3 percentage points of the loss ratio. Net of $9.1 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $26.1 million. There were no notable loss events for the three months ended June 30, 2014.
Non-notable Loss Events
Losses and loss expenses from non-notable loss events for the three months ended June 30, 2015 were ($15.0) million, representing a reserve release on the first quarter 2015 non-notable loss event, Windstorm Niklas, compared to $17.2 million for the three months ended June 30, 2014.

Losses and Loss Expenses by Line of Business

	Losses and Loss Expenses Ratio - Property Lines
	Three Months Ended June 30,
	2015	2014
Property—current period excluding items below	28.6%	17.7%
Property—current period—notable loss events	0.0%	0.0%
Property—current period—non-notable loss events	(14.0)%	14.8%
Property—change in prior accident years	(14.9)%	(27.7)%
Property—loss ratio	(0.3)%	4.8%

	Losses and Loss Expenses - Property Lines
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property—current period excluding items below	$30,612	$20,470	$10,142
Property—current period—notable loss events	—	—	—
Property—current period—non-notable loss events	(15,000)	17,161	(32,161)
Property—change in prior accident years	(15,928)	(32,103)	16,175
Property—losses and loss expenses	$(316)	$5,528	$(5,844)
The property lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, was higher by 10.9 percentage points, representing a higher level of attritional losses in the current quarter, including $10.0 million of losses and loss expenses from flooding in Texas. During the three months ended June 30, 2015, the property lines incurred ($15.0) million of losses and loss expenses from non-notable loss events, which represented (14.0) percentage points of the property lines loss ratio. During the three months ended June 30, 2014, the property lines incurred $17.2 million of losses and loss expenses from non-notable loss events, which represented 14.8 percentage points of the property lines loss ratio. The favorable development on prior accident years for the three months ended June 30, 2015 and 2014 of $15.9 million and $32.1 million, respectively, was primarily due to lower claims emergence on attritional losses.

	Losses and Loss Expenses Ratio - Marine Lines
	Three Months Ended June 30,
	2015	2014
Marine—current period excluding items below	42.7%	53.7%
Marine—current period—notable loss events	75.5%	0.0%
Marine—current period—non-notable loss events	0.0%	0.0%
Marine—change in prior accident years	(25.0)%	28.7%
Marine—loss ratio	93.2%	82.4%

	Losses and Loss Expenses - Marine Lines
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Marine—current period excluding items below	$18,971	$20,875	$(1,904)
Marine—current period—notable loss events	33,524	—	33,524
Marine—current period—non-notable loss events	—	—	—
Marine—change in prior accident years	(11,099)	11,143	(22,242)
Marine—losses and loss expenses	$41,396	$32,018	$9,378

The marine lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, decreased by 11.0 percentage points primarily due to the reinstatement premium impact of the current quarter notable loss event, Pemex. During the three months ended June 30, 2015 the marine lines incurred $33.5 million of losses and loss expenses from a single notable loss event, Pemex, which represented 75.5 percentage points of the marine lines loss ratio. Net of $9.1 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $24.4 million. The favorable development of $11.1 million on prior accident years for the three months ended June 30, 2015 was primarily due to lower claims emergence on attritional losses; whereas, the unfavorable development of $11.1 million on prior accident years for the three months ended June 30, 2014 was primarily due to an increase in the ultimate loss estimate on Costa Concordia.

	Losses and Loss Expenses Ratio - Specialty Lines
	Three Months Ended June 30,
	2015	2014
Specialty—current period excluding items below	74.8%	68.5%
Specialty—current period—notable loss events	1.5%	0.0%
Specialty—current period—non-notable loss events	0.0%	0.0%
Specialty—change in prior accident years	(3.4)%	(8.5)%
Specialty—loss ratio	72.9%	60.0%

	Losses and Loss Expenses - Specialty Lines
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Specialty—current period excluding items below	$84,512	$45,850	$38,662
Specialty—current period—notable loss events	1,665	—	1,665
Specialty—current period—non-notable loss events	—	—	—
Specialty—change in prior accident years	(3,852)	(5,708)	1,856
Specialty—losses and loss expenses	$82,325	$40,142	$42,183
The specialty lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, was higher by 6.3 percentage points, primarily due to a change in business mix to include more agriculture business and higher attritional losses in the current quarter. During the three months ended June 30, 2015 the specialty lines incurred $1.7 million of losses and loss expenses from a single notable loss event, Pemex, which represented 1.5 percentage points of the specialty lines loss ratio. The favorable loss reserve development on prior accident years for the three months ended June 30, 2015 and 2014 of $3.9 million and $5.7 million, respectively, was due primarily to lower claims emergence on attritional losses.
Policy Acquisition Costs

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$18,441	17.2%	$17,863	15.4%
Marine	7,778	17.5%	6,295	16.2%
Specialty	17,607	15.6%	6,967	10.4%
Total	$43,826	16.6%	$31,125	14.1%
The acquisition cost ratio for the property lines increased by 1.8 percentage points primarily due to the impact of adjustments to run-off business and a higher level of proportional business which carries higher acquisition costs than excess of loss business. The acquisition cost ratio for the marine lines increased by 1.3 percentage points due to the impact of adjustments to existing business. The acquisition cost ratio for the specialty lines increased by 5.2 percentage points primarily due to profit commissions and a large proportional contract that carries higher acquisition costs.

General and Administrative and Share Compensation Expenses

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$18,781	7.1%	$17,040	7.7%
Share compensation expenses	2,396	0.9%	2,336	1.0%
Total	$21,177	8.0%	$19,376	8.7%
General and administrative and share compensation expenses were comparable for the three months ended June 30, 2015 and 2014.
Selected Underwriting Ratios
The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the losses and loss expenses ratio and the expense ratio. The losses and loss expenses ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expenses ratio, expense ratio and combined ratio for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014
Losses and loss expenses ratio	46.6%	35.0%
Policy acquisition cost ratio	16.6%	14.1%
General and administrative expenses ratio (a)	8.0%	8.7%
Expense ratio	24.6%	22.8%
Combined ratio	71.2%	57.8%

(a)	Includes general and administrative expenses and share compensation expenses.
The increase in the combined ratio for the three months ended June 30, 2015 of 13.4 percentage points compared to the three months ended June 30, 2014 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Net Investment Income
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Fixed maturities and short-term investments	$18,521	$17,121	$1,400
Other investments	2,720	—	2,720
Restricted cash and cash and cash equivalents	67	660	(593)
Securities lending income	6	2	4
Total gross investment income	21,314	17,783	3,531
Investment expenses	(1,234)	(1,518)	284
Total net investment income	$20,080	$16,265	$3,815
The increase in net investment income for the three months ended June 30, 2015 was $3.8 million or 23.5% primarily due to a change in asset allocation intended to improve yield. Net investment income from other investments includes distributed and undistributed net income from certain investments.

Other Insurance Related Income

	Other Insurance Related Income
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Other insurance related income	$434	$545	$(111)
Other insurance related income for the three months ended June 30, 2015 and 2014 was comparable.
Finance Expenses

	Finance Expenses
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Finance expenses	$3,573	$3,670	$(97)
Finance expenses for the three months ended June 30, 2015 and 2014 were comparable.

Second Quarter 2015 Results of Operations - AlphaCat Segment
The following table presents results of operations for the three months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014
Underwriting income
Gross premiums written	$64,117	$43,790
Reinsurance premiums ceded	—	—
Net premiums written	64,117	43,790
Change in unearned premiums	(25,641)	(11,330)
Net premiums earned	38,476	32,460

Underwriting deductions
Losses and loss expenses	—	(3,033)
Policy acquisition costs	3,844	3,056
General and administrative expenses	3,526	3,780
Share compensation expenses	150	161
Total underwriting deductions	7,520	3,964

Underwriting income (a)	30,956	28,496

Net investment income	1,754	829
Other insurance related income	3,755	6,005
Finance expenses	(2,591)	(971)

Operating income before income from operating affiliates and (income) attributable to operating affiliate investors	33,874	34,359
Income from operating affiliates	4,104	4,892
(Income) attributable to operating affiliate investors	(30,879)	(25,316)
Net operating income (a)	7,099	13,935
Net operating (income) attributable to noncontrolling interest	(2,156)	(2,094)
Net operating income available to Validus (a)	$4,943	$11,841

Selected ratios:
Net premiums written / Gross premiums written	100.0%	100.0%

Losses and loss expenses	0.0%	(9.3)%

Policy acquisition costs	10.0%	9.4%
General and administrative expenses (b)	9.5%	12.1%
Expense ratio	19.5%	21.5%
Combined ratio	19.5%	12.2%

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

The change in net operating income available to Validus for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, respectively, is described in the following table:

Increase (decrease) to net operating income available to Validus over the three months ended June 30,
(Dollars in thousands)	2015 compared to 2014
Net premiums earned	$6,016
Notable and non-notable loss events (a)	—
Incurred current year losses, excluding notable and non-notable loss events	715
Prior period loss development	(3,748)
Other underwriting deductions (b)	(523)
Underwriting income (c)	2,460
(Income) attributable to operating affiliate investors	(5,563)
Other operating income and expenses, net (d)	(3,733)
Net operating income (c)	(6,836)
Net operating (income) attributable to noncontrolling interest	(62)
Net operating income available to Validus (c)	$(6,898)

(a)	There were no losses and loss expenses from notable or non-notable loss events for either of the three months ended June 30, 2015 and 2014.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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

(d)	Other operating income and expenses, net, consists of net investment income, other insurance related income, finance expenses, taxes and income from operating affiliates.
Gross Premiums Written

	Gross Premiums Written
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$64,117	$43,790	$20,327
The increase in gross premiums written in the property lines was primarily due to an increase in the capital base of the AlphaCat ILS Funds.
Reinsurance Premiums Ceded
There were no reinsurance premiums ceded for either of the three months ended June 30, 2015 and 2014.
Net Premiums Written

	Net Premiums Written
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$64,117	$43,790	$20,327
The increase in AlphaCat net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 100.0% for both the three months ended June 30, 2015 and 2014.

Net Premiums Earned

	Net Premiums Earned
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$38,476	$32,460	$6,016
The increase in net premiums earned in the property lines was primarily due to the increase in gross premiums written.
Losses and Loss Expenses

	Losses and Loss Expenses Ratio - Property Lines
	Three Months Ended June 30,
	2015	2014
Property—current period excluding items below	0.0%	2.2%
Property—current period—notable loss events	0.0%	0.0%
Property—current period—non-notable loss events	0.0%	0.0%
Property—change in prior accident years	0.0%	(11.5)%
Property—loss ratio	0.0%	(9.3)%

	Losses and Loss Expenses - Property Lines
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property—current period excluding items below	$—	$715	$(715)
Property—current period—notable loss events	—	—	—
Property—current period—non-notable loss events	—	—	—
Property—change in prior accident years	—	(3,748)	3,748
Property—losses and loss expenses	$—	$(3,033)	$3,033
The favorable development of $3.7 million, on prior accident years for the three months ended June 30, 2014, relates to the partial release of a 2013 aggregate excess of loss contract.
Notable Loss Events
There were no losses and loss expenses from notable loss events for the three months ended June 30, 2015. There were no notable loss events for the three months ended June 30, 2014.
Non-notable Loss Events
There were no losses and loss expenses from non-notable loss events for either of the three months ended June 30, 2015 and 2014.
Policy Acquisition Costs

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$3,844	10.0%	$3,056	9.4%
The policy acquisition cost ratios for the three months ended June 30, 2015 and 2014 were comparable.

General and Administrative and Share Compensation Expenses

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$3,526	9.1%	$3,780	11.6%
Share compensation expenses	150	0.4%	161	0.5%
Total	$3,676	9.5%	$3,941	12.1%
The general and administrative and share compensation expenses for the three months ended June 30, 2015 and 2014 were comparable.
Selected Underwriting Ratios
The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30,
	2015	2014
Losses and loss expenses ratio	0.0%	(9.3)%
Policy acquisition cost ratio	10.0%	9.4%
General and administrative expenses ratio (a)	9.5%	12.1%
Expense ratio	19.5%	21.5%
Combined ratio	19.5%	12.2%

(a)	Includes general and administrative expenses and share compensation expenses.
The increase in the combined ratio for the three months ended June 30, 2015 of 7.3 percentage points compared to the three months ended June 30, 2014 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Net Investment Income
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Fixed maturities and short-term investments	$1,730	$810	$920
Restricted cash and cash and cash equivalents	24	19	5
Total net investment income	$1,754	$829	$925
The increase in net investment income of $0.9 million for the three months ended June 30, 2015 compared to 2014 was primarily due to an increase in the size of the catastrophe bond portfolio during the three months ended June 30, 2015.
Other Insurance Related Income

	Other Insurance Related Income
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Other insurance related income	$3,755	$6,005	$(2,250)
The decrease in other insurance related income of $2.3 million, or 37.5%, was primarily due to a loss of $1.8 million on the deconsolidation of one of the AlphaCat ILS Funds in the current quarter.

Finance Expenses

	Finance Expenses
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Finance expenses	$2,591	$971	$1,620
The increase in finance expenses of $1.6 million was due to placement fees incurred in the current quarter for new capital to be deployed in 2015.
Income From Operating Affiliates

	Income from Operating Affiliates
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
AlphaCat Re 2011	$5	$(5)	$10
AlphaCat Re 2012	(3)	927	(930)
AlphaCat 2013	(11)	561	(572)
AlphaCat 2014	2	1,421	(1,419)
AlphaCat 2015	1,282	—	1,282
AlphaCat ILS funds	2,829	1,988	841
Total	$4,104	$4,892	$(788)
For details of voting and equity ownership interests of the above entities, refer to Note 5 to the Consolidated Financial Statements in Part I. The decrease in income from operating affiliates of $0.8 million for the three months ended June 30, 2015 was primarily due to the decrease in income from AlphaCat 2012 due to a reserve release in the prior year quarter and the decrease in the capital base of AlphaCat 2015 as compared to the capital base of AlphaCat 2014. This decrease was partially offset by an increase in income from the AlphaCat ILS funds due to the deconsolidation of one of the funds during the current quarter.
(Income) Attributable To Operating Affiliate Investors

	(Income) Attributable to Operating Affiliate Investors
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
(Income) attributable to operating affiliate investors	$(30,879)	$(25,316)	$(5,563)
The increase in (income) attributable to operating affiliate investors of $5.6 million for the three months ended June 30, 2015, was due primarily to the increase in third party capital in the AlphaCat ILS Funds compared to the prior year quarter.
Net Operating Loss (Income) Attributable to Noncontrolling Interest

	Net Operating (Income) Loss Attributable to Noncontrolling Interest
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Net operating (income) attributable to noncontrolling interest	$(2,156)	$(2,094)	$(62)
For the three months ended June 30, 2015, net operating (income) attributable to noncontrolling interest was $2.2 million, which comprised $0.2 million relating to 90% of the net operating income in PaCRe for the quarter and $2.0 million of net operating income relating to the consolidated AlphaCat ILS funds.

Second Quarter 2015 Results of Operations - Talbot Segment
The following table presents results of operations for the three months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014
Underwriting income
Gross premiums written	$293,046	$317,944
Reinsurance premiums ceded	(37,246)	(36,376)
Net premiums written	255,800	281,568
Change in unearned premiums	(50,362)	(69,753)
Net premiums earned	205,438	211,815

Underwriting deductions
Losses and loss expenses	95,970	84,090
Policy acquisition costs	47,659	45,593
General and administrative expenses	35,555	34,173
Share compensation expenses	3,024	2,862
Total underwriting deductions	182,208	166,718

Underwriting income (a)	23,230	45,097

Net investment income	6,406	4,671
Other insurance related income	40	258
Finance expenses	(87)	(68)

Operating income before taxes	29,589	49,958
Tax expense	(2,262)	(1,364)
Net operating income (a)	$27,327	$48,594

Selected ratios:
Net premiums written / Gross premiums written	87.3%	88.6%

Losses and loss expenses	46.7%	39.7%

Policy acquisition costs	23.2%	21.5%
General and administrative expenses (b)	18.8%	17.5%
Expense ratio	42.0%	39.0%
Combined ratio	88.7%	78.7%

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

The change in net operating income for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, respectively, is described in the following table:

Increase (decrease) to net operating income over the three months ended June 30,
(Dollars in thousands)	2015 compared to 2014
Net premiums earned	$(6,377)
Notable loss events (a)	(12,885)
Non-notable loss events (b)	4,785
Incurred current year losses, excluding notable and non-notable loss events	2,874
Prior period loss development	(6,654)
Other underwriting deductions (c)	(3,610)
Underwriting income (d)	(21,867)
Other operating income and expenses, net (e)	600
Net operating income (d)	$(21,267)

(a)	The notable loss event for the three months ended June 30, 2015 was Pemex. There were no notable loss events for the three months ended June 30, 2014.

(b)	Losses and loss expenses from non-notable loss events for the three months ended June 30, 2015 were $nil compared to $4.8 million for the three months ended June 30, 2014.

(c)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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

(e)	Other operating income and expenses, net, consists of net investment income, other insurance related income, finance expenses and taxes.
Gross Premiums Written

	Gross Premiums Written
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$108,818	$115,954	$(7,136)
Marine	89,709	109,440	(19,731)
Specialty	94,519	92,550	1,969
Total	$293,046	$317,944	$(24,898)
Talbot gross premiums written for the three months ended June 30, 2015 translated at 2014 exchange rates would have been $298.1 million, a decrease of $19.8 million.
The decrease in gross premiums written in the property lines of $7.1 million was primarily due to a decrease in the property treaty lines of $6.6 million, of which $3.3 million related to the Latin American business now being written directly through Validus Reinsurance (Switzerland) Ltd ("Validus Re Swiss"), a Validus Re segment entity. This business was previously written by Talbot and ceded to Validus Re through the second quarter of 2014. In addition, renewed business in both the property treaty and downstream energy and power international lines have decreased due to unfavorable market conditions. The decrease in gross premiums written in the marine lines of $19.7 million was primarily driven by a decrease in the upstream energy and marine hull lines due to ongoing market conditions and economic factors which have reduced new business and renewals.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$108,818	37.1%	$115,954	36.5%
Marine	89,709	30.6%	109,440	34.4%
Specialty	94,519	32.3%	92,550	29.1%
Total	$293,046	100.0%	$317,944	100.0%
The changes in mix of business were consistent with the changes in gross premiums written discussed above.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$22,322	$30,448	$(8,126)
Marine	10,849	3,503	7,346
Specialty	4,075	2,425	1,650
Total	$37,246	$36,376	$870
The decrease in reinsurance premiums ceded in the property lines of $8.1 million was due primarily to a decrease in the property treaty lines of $7.0 million as a result of a reduction in reinstatement premiums and the timing of renewals in the current quarter. In addition, quota share premiums in the property treaty lines were lower by $1.7 million as a result of underlying Latin American business now being written directly through Validus Re Swiss. This business was previously written by Talbot and ceded to Validus Re through the second quarter of 2014. The increase in reinsurance premiums ceded in the marine lines of $7.3 million was due primarily to the reinstatement premium impact of the current quarter notable loss event, Pemex.
Net Premiums Written

	Net Premiums Written
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$86,496	$85,506	$990
Marine	78,860	105,937	(27,077)
Specialty	90,444	90,125	319
Total	$255,800	$281,568	$(25,768)
The decrease in Talbot net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$86,496	79.5%	$85,506	73.7%
Marine	78,860	87.9%	105,937	96.8%
Specialty	90,444	95.7%	90,125	97.4%
Total	$255,800	87.3%	$281,568	88.6%
The net retention ratios above are driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

	Net Premiums Earned
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$55,939	$50,697	$5,242
Marine	77,796	86,947	(9,151)
Specialty	71,703	74,171	(2,468)
Total	$205,438	$211,815	$(6,377)
The changes in net premiums earned were consistent with the pattern of net premiums written influencing the earned premiums for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Losses and Loss Expenses

	Losses and Loss Expenses Ratio - All Lines
	Three Months Ended June 30,
	2015	2014
All lines—current period excluding items below	57.7%	57.3%
All lines—current period—notable loss events	6.3%	0.0%
All lines—current period—non-notable loss events	0.0%	2.3%
All lines—change in prior accident years	(17.3)%	(19.9)%
All lines—loss ratio	46.7%	39.7%

	Losses and Loss Expenses - All Lines
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
All lines—current period excluding items below	$118,671	$121,545	$(2,874)
All lines—current period—notable loss events	12,885	—	12,885
All lines—current period—non-notable loss events	—	4,785	(4,785)
All lines—change in prior accident years	(35,586)	(42,240)	6,654
All lines - losses and loss expenses	$95,970	$84,090	$11,880
Notable Loss Events
Losses and loss expenses from a single notable loss event, Pemex, were $12.9 million for the three months ended June 30, 2015, which represented 6.3 percentage points of the loss ratio. Including reinstatement premiums payable, the effect of this event on net operating income was a reduction of $22.4 million. There were no notable loss events for the three months ended June 30, 2014.
Non-notable Loss Events
Losses and loss expenses from non-notable loss events for the three months ended June 30, 2015 were $nil compared to $4.8 million for the three months ended June 30, 2014.

Losses and Loss Expenses by Line of Business

	Losses and Loss Expenses Ratio - Property Lines
	Three Months Ended June 30,
	2015	2014
Property—current period excluding items below	58.6%	57.5%
Property—current period—notable loss events	0.8%	0.0%
Property—current period—non-notable loss events	0.0%	9.4%
Property—change in prior accident years	(29.8)%	(33.5)%
Property—loss ratio	29.6%	33.4%

	Losses and Loss Expenses - Property Lines
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property—current period excluding items below	$32,808	$29,116	$3,692
Property—current period—notable loss events	426	—	426
Property—current period—non-notable loss events	—	4,785	(4,785)
Property—change in prior accident years	(16,683)	(16,953)	270
Property—losses and loss expenses	$16,551	$16,948	$(397)
The property lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, increased by 1.1 percentage points as a result of higher attritional losses in the current quarter. During the three months ended June 30, 2015, the property lines incurred $0.4 million of losses and loss expenses from a single notable loss event, Pemex, which represented 0.8 percentage points of the property lines loss ratio. Net of reinstatement premiums, the effect of this event on net operating income was a reduction of $0.3 million. During the three months ended June 30, 2014, the property lines incurred $4.8 million in losses and loss expenses from non-notable loss events which represented 9.4 percentage points of the property lines loss ratio. The favorable development of $16.7 million on prior accident years for the three months ended June 30, 2015 was primarily due to favorable development on attritional losses and certain events, including the Thailand floods which was a 2011 notable loss event, as well as lower emergence of new claims. The favorable development of $17.0 million on prior accident years for the three months ended June 30, 2014 was primarily due to favorable development on attritional losses.

	Losses and Loss Expenses Ratio - Marine Lines
	Three Months Ended June 30,
	2015	2014
Marine—current period excluding items below	50.3%	62.3%
Marine—current period—notable loss events	16.0%	0.0%
Marine—current period—non-notable loss events	0.0%	0.0%
Marine—change in prior accident years	(17.8)%	(13.7)%
Marine—loss ratio	48.5%	48.6%

	Losses and Loss Expenses - Marine Lines
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Marine—current period excluding items below	$39,110	$54,197	$(15,087)
Marine—current period—notable loss events	$12,459	$—	$12,459
Marine—current period—non-notable loss events	—	—	—
Marine—change in prior accident years	(13,810)	(11,949)	(1,861)
Marine—losses and loss expenses	$37,759	$42,248	$(4,489)

The marine lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, decreased by 12.0 percentage points primarily due to a ferry loss in the prior year quarter. During the three months ended June 30, 2015 the marine lines incurred $12.5 million of losses and loss expenses from a single notable loss event, Pemex, which represented 16.0 percentage points of the marine lines loss ratio. Net of reinstatement premiums payable, the effect of this event on net operating income was a reduction of $22.0 million. The favorable development of $13.8 million on prior accident years for the three months ended June 30, 2015 was primarily due to favorable development on attritional losses and low emergence of new claims. The favorable development of $11.9 million on prior accident years for the three months ended June 30, 2014 was primarily due to favorable development on attritional claims as well as lower than expected emergence of other losses.

	Losses and Loss Expenses Ratio - Specialty Lines
	Three Months Ended June 30,
	2015	2014
Specialty—current period excluding items below	65.2%	51.6%
Specialty—current period—notable loss events	0.0%	0.0%
Specialty—current period—non-notable loss events	0.0%	0.0%
Specialty—change in prior accident years	(7.1)%	(18.0)%
Specialty—loss ratio	58.1%	33.6%

	Losses and Loss Expenses - Specialty Lines
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Specialty—current period excluding items below	$46,753	$38,232	$8,521
Specialty—current period—notable loss events	—	—	—
Specialty—current period—non-notable loss events	—	—	—
Specialty—change in prior accident years	(5,093)	(13,338)	8,245
Specialty—losses and loss expenses	$41,660	$24,894	$16,766
The specialty lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, increased by 13.6 percentage points primarily due to higher attritional losses in the current quarter. The favorable development of $5.1 million on prior accident years for the three months ended June 30, 2015 was primarily due to favorable development on attritional losses. The favorable development of $13.3 million on prior accident years for the three months ended June 30, 2014 was primarily due to favorable development on attritional losses and lower than expected emergence of other losses.
Policy Acquisition Costs

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$8,221	14.7%	$6,827	13.5%
Marine	22,137	28.5%	20,732	23.8%
Specialty	17,301	24.1%	18,034	24.3%
Total	$47,659	23.2%	$45,593	21.5%
The property acquisition cost ratio increased by 1.2 percentage points due to lower ceded acquisition costs on quota share premiums as a result of the Latin American business being written directly through Validus Re Swiss. This business was previously written through Talbot and ceded to Validus Re through the second quarter of 2014. The marine acquisition cost ratio increased by 4.7 percentage points primarily due to the reinstatement premium impact of the current quarter notable loss event, Pemex, and profit commission adjustments to certain cargo and yachts policies in the current quarter.

General and Administrative and Share Compensation Expenses

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	35,555	17.3%	34,173	16.1%
Share compensation expenses	3,024	1.5%	2,862	1.4%
Total	$38,579	18.8%	$37,035	17.5%
General and administrative expenses translated at 2014 exchange rates would have been $37.4 million, an increase of $3.2 million. This increase was primarily due to a greater retention of costs within the segment together with increased staff costs. Share compensation expense ratios were comparable for the three months ended June 30, 2015 and 2014.
Selected Underwriting Ratios
The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expenses ratio, expense ratio and combined ratio for the three months ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30,
	2015	2014
Losses and loss expenses ratio	46.7%	39.7%
Policy acquisition cost ratio	23.2%	21.5%
General and administrative expenses ratio (a)	18.8%	17.5%
Expense ratio	42.0%	39.0%
Combined ratio	88.7%	78.7%

(a)	Includes general and administrative expenses and share compensation expenses.
The increase in the combined ratio for the three months ended June 30, 2015 of 10.0 percentage points compared to the three months ended June 30, 2014 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Investment Income
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Fixed maturities and short-term investments	$6,467	$4,755	$1,712
Restricted cash and cash and cash equivalents	356	317	39
Total gross investment income	6,823	5,072	1,751
Investment expenses	(417)	(401)	(16)
Total net investment income	$6,406	$4,671	$1,735
The increase in net investment income of $1.7 million for the three months ended June 30, 2015 compared to 2014 was primarily due to a change in asset allocation intended to improve yield.

Second Quarter 2015 Results of Operations - Western World Segment
The Company acquired Western World on October 2, 2014, therefore, the results of Western World have been included in the Company's consolidated results from the date of acquisition and there are no comparatives for the second quarter of 2014.
The following table presents results of operations for the three months ended June 30, 2015:

(Dollars in thousands)	Three Months Ended June 30, 2015
Underwriting income
Gross premiums written	$79,554
Reinsurance premiums ceded	(5,441)
Net premiums written	74,113
Change in unearned premiums	(8,995)
Net premiums earned	65,118

Underwriting deductions
Losses and loss expenses	46,771
Policy acquisition costs	9,617
General and administrative expenses	8,923
Share compensation expenses	494
Total underwriting deductions	65,805

Underwriting income (a)	(687)

Net investment income	5,723
Other insurance related income	276
Operating income before taxes	5,312
Tax expense	3,734
Net operating income (a)	$9,046

Selected ratios:
Net premiums written / Gross premiums written	93.2%
Losses and loss expenses	71.8%
Policy acquisition costs	14.8%
General and administrative expense (b)	14.5%
Expense ratio	29.3%
Combined ratio	101.1%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended June 30, 2015
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)
Property	$15,886	20.0%
Liability	63,668	80.0%
Total	$79,554	100.0%
The liability lines consist largely of commercial package liability, program and other liability business and the property lines consist largely of commercial package property and program business. During the three months ended March 31, 2015, Western World began writing brokerage property business. Gross premiums written in the brokerage property class totaled $5.2 million for the three months ended June 30, 2015. During the three months ended December 31, 2014, Western World discontinued writing binding authority commercial auto business and a large bar and tavern program.
Reinsurance Premiums Ceded

Reinsurance Premiums Ceded
(Dollars in thousands)	Three Months Ended June 30, 2015
Property	$1,371
Liability	4,070
Total	$5,441
The Western World reinsurance program includes various treaties: a binding authority excess of loss, brokerage casualty, brokerage professional, property per risk excess of loss and property catastrophe excess of loss.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended June 30, 2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written
Property	$14,515	91.4%
Liability	59,598	93.6%
Total	$74,113	93.2%
Net premiums written and the net retention ratio were driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.
Net Premiums Earned

Net Premiums Earned
(Dollars in thousands)	Three Months Ended June 30, 2015
Property	$10,727
Liability	54,391
Total	$65,118

Net premiums earned were driven by the earnings pattern of net premiums written.

Losses and Loss Expenses

Losses and Loss Expenses Ratio - All Lines
Three Months Ended June 30, 2015
All lines—current period excluding items below	78.3%
All lines—current period—notable loss events	0.0%
All lines—current period—non-notable loss events	0.0%
All lines—change in prior accident years (a)	(6.5)%
All lines—loss ratio (a)	71.8%

Losses and Loss Expenses - All Lines
(Dollars in thousands)	Three Months Ended June 30, 2015
All lines—current period excluding items below	$51,024
All lines—current period—notable loss events	—
All lines—current period—non-notable loss events	—
All lines—change in prior accident years (a)	(4,253)
All lines—losses and loss expenses (a)	$46,771

(a)
Upon closing the acquisition, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $2,892 during the three months ended June 30, 2015, benefiting the loss ratio by 4.4 percentage points. The remaining fair value adjustment of $4,864 will be amortized during the remainder of 2015.

Notable Loss Events
There were no losses and loss expenses from notable loss events for the three months ended June 30, 2015.
Non-notable Loss Events
There were no losses and loss expenses from non-notable loss events for the three months ended June 30, 2015.

Losses and Loss Expenses by Line of Business

Losses and Loss Expenses Ratio - Property Lines
Three Months Ended June 30, 2015
Property—current period excluding items below	86.2%
Property—current period—notable loss events	0.0%
Property—current period—non-notable loss events	0.0%
Property—change in prior accident years (a)	(8.1)%
Property—loss ratio (a)	78.1%

Losses and Loss Expenses - Property Lines
(Dollars in thousands)	Three Months Ended June 30, 2015
Property—current period excluding items below	$9,243
Property—current period—notable loss events	—
Property—current period—non-notable loss events	—
Property—change in prior accident years (a)	(866)
Property—losses and loss expenses (a)	$8,377

(a)
Upon closing the acquisition, an adjustment of $409 was made to decrease net reserves to reflect fair value. This adjustment was amortized to income through an increase in losses and loss expenses of $76 during the three months ended June 30, 2015, increasing the loss ratio by 0.7 percentage points. The remaining fair value adjustment of $127 will be amortized during the remainder of 2015.

The property lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, was 86.2 percentage points, representing attritional claims experienced during the current quarter. The favorable development of $0.9 million on prior accident years for the three months ended June 30, 2015 primarily relates to favorable development on attritional losses.

Losses and Loss Expenses Ratio - Liability Lines
Three Months Ended June 30, 2015
Liability—current period excluding items below	76.8%
Liability—current period—notable loss events	0.0%
Liability—current period—non-notable loss events	0.0%
Liability—change in prior accident years (a)	(6.2)%
Liability—loss ratio (a)	70.6%

Losses and Loss Expenses - Liability Lines
(Dollars in thousands)	Three Months Ended June 30, 2015
Liability—current period excluding items below	$41,781
Liability—current period—notable loss events	—
Liability—current period—non-notable loss events	—
Liability—change in prior accident years (a)	(3,387)
Liability—losses and loss expenses (a)	$38,394

(a)
Upon closing the acquisition, an adjustment of $15,995 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $2,968 during the three months ended June 30, 2015, benefiting the loss ratio by 5.5 percentage points. The remaining fair value adjustment of $4,991 will be amortized during the remainder of 2015.

The liability lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, was 76.8 percentage points, representing attritional claims experienced during the quarter. The liability lines experienced favorable loss reserve development of $3.4 million during the three months ended June 30, 2015 primarily due to the amortization of the fair value adjustment noted above.

Policy Acquisition Costs

	Three Months Ended June 30, 2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned
Property	$725	6.8%
Liability	8,892	16.3%
Total (a)	$9,617	14.8%

(a)
Upon closing the acquisition, an adjustment of $34,736 was made to reduce deferred acquisition costs to reflect fair value. These deferred acquisition costs would otherwise have been expensed in the amount of $6,584 during the three months ended June 30, 2015, benefiting the policy acquisition cost ratio by 10.1 percentage points.

The property acquisition cost ratio for the three months ended June 30, 2015 was 6.8% and the liability acquisition cost ratio for the three months ended June 30, 2015 was 16.3%. The impact of the acquisition fair value adjustments on the policy acquisition cost ratio is noted above.
General and Administrative and Share Compensation Expenses

	Three Months Ended June 30, 2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned
General and administrative expenses	$8,923	13.7%
Share compensation expenses	494	0.8%
Total	$9,417	14.5%
Selected Underwriting Ratios
The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expenses ratio, expense ratio and combined ratio for the three months ended June 30, 2015.

Three Months Ended June 30, 2015
Losses and loss expenses ratio	71.8%
Policy acquisition cost ratio	14.8%
General and administrative expenses ratio (a)	14.5%
Expense ratio	29.3%
Combined ratio	101.1%

(a)	Includes general and administrative expenses and share compensation expenses.
The combined ratio for the three months ended June 30, 2015 reflects the underlying ratios highlighted above.
Net Investment Income

Investment Income
(Dollars in thousands)	Three Months Ended June 30, 2015
Fixed maturities and short-term investments	$4,800
Other investments	1,294
Restricted cash and cash and cash equivalents	4
Total gross investment income	6,098
Investment expenses	(375)
Total net investment income	$5,723

Second Quarter 2015 Non-Segment Discussion
Corporate Expenses
Corporate general and administrative expenses for the three months ended June 30, 2015, net of eliminations related to the operating segments, were $16.2 million compared to $18.8 million for the three months ended June 30, 2014, a decrease of $2.7 million or 14.2%. This decrease was due primarily to the retention of certain costs within the operating segments and a decrease in professional fees compared to the prior year quarter. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Corporate share compensation expenses for the three months ended June 30, 2015 were $3.2 million compared to $3.0 million for the three months ended June 30, 2014, an increase of $0.2 million or 6.6%.
Corporate finance expenses for the three months ended June 30, 2015, net of eliminations related to the operating segments, were $11.5 million compared to $11.4 million for the three months ended June 30, 2014, an increase of $0.1 million or 0.6%.
Second Quarter 2015 Non-Operating Income and Expenses
The following non-operating income and expense items are discussed on a consolidated basis, since the Company does not include these items when assessing the results of its operating segments.
Net Realized and Change in Net Unrealized (Losses) Gains on Investments

	Net Realized and Change in Net Unrealized (Losses) Gains on Investments
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Net realized gains on investments	$2,244	$7,858	$(5,614)
Change in net unrealized (losses) gains on investments	(17,530)	45,427	(62,957)
Net realized and change in net unrealized (losses) gains on investments	$(15,286)	$53,285	$(68,571)
The unfavorable movement in the net realized and change in net unrealized (losses) gains on investments of $68.6 million was due to an unfavorable movement in the net realized and unrealized (losses) gains on fixed maturity and short term investments of $46.0 million and an unfavorable movement in net realized and unrealized (losses) gains on other investments of $22.6 million.
The unfavorable movement on fixed maturity and short term investments was primarily as a result of a shift in the yield curve during the quarter. The unfavorable movement on other investments was primarily due to the movement in the net realized and unrealized gains of $19.8 million on the Paulson hedge funds held by PaCRe. This is offset by a 90% noncontrolling interest of $17.8 million.
Income From Investment Affiliate

	Income From Investment Affiliate
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Income from investment affiliate	$284	$779	$(495)
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

U.S. dollar strengthened (weakened) against:	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
British Pound sterling	(5.3)%	(2.6)%
Euro	(3.2)%	0.6%
Canadian dollar	(1.3)%	(3.5)%
Swiss franc	(3.6)%	0.3%
Australian dollar	(0.9)%	(1.7)%
New Zealand dollar	10.3%	(1.1)%
Singapore dollar	(1.6)%	(1.0)%
Japanese yen	2.5%	(1.7)%

	Foreign Exchange (Losses) Gains
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Foreign exchange (losses) gains	$(3,236)	$3,158	$(6,394)
Foreign exchange (losses) for the three months ended June 30, 2015 were ($3.2) million compared to gains of $3.2 million for the three months ended June 30, 2014, an unfavorable movement of $6.4 million, or 202.5%, due primarily to the U.S. Dollar weakening against the British Pound sterling.
The Company currently hedges foreign currency exposure by substantively balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-U.S. dollar currencies, or by entering into forward foreign currency contracts. Consequently, the Company attempts to limit its exposure to foreign exchange fluctuations.
Other (Loss) Income

	Other (Loss) Income
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Other (loss) income	$(608)	$424	$(1,032)
Other (loss) income for the three months ended June 30, 2015 and 2014 is due primarily to adjustments related to assets acquired from the purchase of Flagstone.
Net (Income) Attributable to Noncontrolling Interest

	Net (Income) Attributable to Noncontrolling Interest
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Net (income) attributable to noncontrolling interest	$(17,644)	$(35,305)	$17,661
For the three months ended June 30, 2015, the net income attributable to noncontrolling interest was $17.6 million, which was comprised of operating income of $2.2 million, as discussed in the AlphaCat Segment Results of Operations, and non-operating income of $15.5 million, primarily on the investment portfolio within PaCRe.
For the three months ended June 30, 2014, net income attributable to noncontrolling interest was $35.3 million, which was comprised of operating income of $2.1 million, as discussed in the AlphaCat Segment Results of Operations, and non-operating income of $33.2 million, primarily on the investment portfolio within PaCRe.

Year to Date 2015 Summarized Consolidated Results of Operations

•	Gross premiums written for the six months ended June 30, 2015 were $1,846.5 million compared to $1,667.7 million for the six months ended June 30, 2014, an increase of $178.8 million, or 10.7%.

•	Net premiums earned for the six months ended June 30, 2015 were $1,151.3 million compared to $949.0 million for the six months ended June 30, 2014, an increase of $202.4 million, or 21.3%.

•	Underwriting income for the six months ended June 30, 2015 was $254.9 million compared to $299.2 million for the six months ended June 30, 2014, a decrease of $44.3 million, or 14.8%.

•
Combined ratio for the six months ended June 30, 2015 of 77.9% which included $154.3 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 13.4 percentage points compared to a combined ratio for the six months ended June 30, 2014 of 68.5% which included $112.1 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 11.8 percentage points.

•
Loss ratio for the six months ended June 30, 2015 of 44.0% compared to 33.9% for the six months ended June 30, 2014, an increase of 10.1 percentage points. Incurred losses for the six months ended June 30, 2015 were $507.1 million, which included losses and loss expenses of $48.1 million from a single notable loss event, Pemex.

•	Loss ratios by line of business are as follows:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Percentage Point Change
Property (a)	15.6%	12.1%	3.5
Marine	50.4%	49.3%	1.1
Specialty	63.5%	50.7%	12.8
Liability (a)	74.0%	—%	74.0
All lines	44.0%	33.9%	10.1

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

•
Losses and loss expenses from notable loss events, defined as consolidated losses from a single event which aggregate to a threshold greater than or equal to $30.0 million, for the six months ended June 30, 2015 were $48.1 million compared to $nil for the six months ended June 30, 2014.

•
Losses and loss expenses from non-notable loss events, defined as consolidated losses from a single event which aggregate to a threshold greater than or equal to $15.0 million but less than $30.0 million, for the six months ended June 30, 2015 were $nil compared to $21.9 million for the six months ended June 30, 2014.

•	Net investment income for the six months ended June 30, 2015 was $64.6 million compared to $44.6 million for the six months ended June 30, 2014, an increase of $20.0 million, or 44.8%.

•	Investment yield for the six months ended June 30, 2015 was 1.93% compared to 1.35% for the six months ended June 30, 2014.

•
Net operating income available to Validus for the six months ended June 30, 2015 was $231.2 million compared to $272.5 million for the six months ended June 30, 2014, a decrease of $41.3 million, or 15.2%.

•
Net income available to Validus for the six months ended June 30, 2015 was $237.4 million, or $2.72 per diluted common share compared to $315.8 million or $3.27 per diluted common share for the six months ended June 30, 2014.

•
Annualized return on average equity and annualized net operating return on average equity for the six months ended June 30, 2015 were 13.0% and 12.7%, respectively, compared to 17.0% and 14.7% for the six months ended June 30, 2014.

•	Total investments and cash as at June 30, 2015 was $8.3 billion compared to $8.1 billion at December 31, 2014.

•	AlphaCat's assets under management as at July 1, 2015 was $2.1 billion compared to $1.9 billion as at January 1, 2015.

Overview of the Results of Operations for the Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014.
The change in net operating income available to Validus for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is described in the following table:

Increase (decrease) to net operating income available to Validus over the six months ended June 30,
(Dollars in thousands)	2015 compared to 2014
Net premiums earned	$202,376
Notable loss events (a)	(48,074)
Non-notable loss events (b)	21,946
Incurred current year losses, excluding notable and non-notable loss events	(201,737)
Prior period loss development	42,206
Other underwriting deductions (c)	(60,971)
Underwriting income (d)	(44,254)
(Income) attributable to operating affiliate investors	2,941
Other operating expenses and income, net (e)	2,527
Net operating income (d)	(38,786)
Net operating (income) loss attributable to noncontrolling interest	(2,512)
Net operating income available to Validus (d)	$(41,298)

(a)	The notable loss event for the six months ended June 30, 2015 was Pemex. There were no notable loss events for the six months ended June 30, 2014.

(b)	Losses and loss expenses from non-notable loss events for the six months ended June 30, 2015 were $nil compared to $21.9 million for the six months ended June 30, 2014.

(c)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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

(e)	Other operating expenses and income, net, consists of net investment income, other insurance related income, finance expenses, taxes and income (loss) from operating affiliates.
Net operating income available to Validus for the six months ended June 30, 2015 was $231.2 million compared to $272.5 million for the six months ended June 30, 2014, a decrease of $41.3 million or 15.2%. The primary factors driving the decrease in net operating income were:

•
An increase in losses and loss expenses of $185.7 million primarily due to the acquisition of Western World, a current period notable loss event of $48.1 million and higher attritional losses in the current period, including $10.3 million of losses and loss expenses from flooding in Texas; offset by an increase in favorable prior period loss development and a decrease in non-notable loss events of $21.9 million;

•
An increase in policy acquisition costs of $38.5 million primarily due to the acquisition of Western World and a large proportional contract incepted in the current period that carries higher costs; and

•	An increase in general and administrative expenses of $19.7 million primarily due to the acquisition of Western World; offset by,

•	An increase in net premiums earned of $202.4 million, primarily due to the acquisition of Western World and a significant new agriculture deal in the Validus Re segment.

Year to Date 2015 Results of Operations - Validus Re Segment
The following table presents results of operations for the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Underwriting income
Gross premiums written	$1,008,107	$967,436
Reinsurance premiums ceded	(132,149)	(151,339)
Net premiums written	875,958	816,097
Change in unearned premiums	(358,320)	(355,983)
Net premiums earned	517,638	460,114

Underwriting deductions
Losses and loss expenses	236,533	145,843
Policy acquisition costs	85,920	70,370
General and administrative expenses	38,290	35,235
Share compensation expenses	4,974	4,544
Total underwriting deductions	365,717	255,992

Underwriting income (a)	151,921	204,122

Net investment income	38,332	34,540
Other insurance related income	749	1,522
Finance expenses	(7,444)	(7,509)

Operating income before taxes	183,558	232,675
Tax (expense) benefit	(865)	118
Net operating income (a)	$182,693	$232,793

Selected ratios:
Net premiums written / Gross premiums written	86.9%	84.4%

Losses and loss expenses	45.7%	31.7%

Policy acquisition costs	16.6%	15.3%
General and administrative expenses (b)	8.4%	8.6%
Expense ratio	25.0%	23.9%
Combined ratio	70.7%	55.6%

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

The change in net operating income for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, respectively, is described in the following table:

Increase (decrease) to net operating income over the six months ended June 30,
(Dollars in thousands)	2015 compared to 2014
Net premiums earned	$57,524
Notable loss events (a)	(35,189)
Non-notable loss events (b)	17,161
Incurred current year losses, excluding notable and non-notable loss events	(91,541)
Prior period loss development	18,879
Other underwriting deductions (c)	(19,035)
Underwriting income (d)	(52,201)
Other operating income and expenses, net (e)	2,101
Net operating income (d)	$(50,100)

(a)	The notable loss event for the six months ended June 30, 2015 was Pemex. There were no notable loss events for the six months ended June 30, 2014.

(b)	Losses and loss expenses from non-notable loss events for the six months ended June 30, 2015 were $nil compared to $17.2 million for the six months ended June 30, 2014.

(c)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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

(e)	Other operating income and expenses, net, consists of net investment income, other insurance related income, finance expenses and taxes.
Gross Premiums Written

	Gross Premiums Written
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$465,446	$528,492	$(63,046)
Marine	139,945	152,746	(12,801)
Specialty	402,716	286,198	116,518
Total	$1,008,107	$967,436	$40,671
The decrease in gross premiums written in the property lines of $63.0 million was primarily due to a reduction in business written in the catastrophe excess of loss lines of $68.2 million. This decrease was driven by reductions in our participation on various programs due to current market conditions. The decrease in gross premiums written in the marine lines of $12.8 million was due to non-renewals as a result of current market conditions and business historically written in marine lines being renewed in specialty lines. This decrease was offset by an increase in premiums from proportional treaties incepting in the current period and reinstatement premiums from the current period notable loss event, Pemex. The increase in gross premiums written in the specialty lines of $116.5 million was primarily due to a significant new agriculture deal as well as a significant increase in an existing agriculture deal, offset by various non-renewals.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$465,446	46.2%	$528,492	54.6%
Marine	139,945	13.9%	152,746	15.8%
Specialty	402,716	39.9%	286,198	29.6%
Total	$1,008,107	100.0%	$967,436	100.0%
The changes in mix of business were consistent with the changes in gross premiums written discussed above.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$114,093	$132,455	$(18,362)
Marine	6,765	13,932	(7,167)
Specialty	11,291	4,952	6,339
Total	$132,149	$151,339	$(19,190)
Reinsurance premiums ceded in the property lines decreased by $18.4 million primarily as a result of renewing our main retro program at reduced rates. The decrease in reinsurance premiums ceded in the marine lines of $7.2 million and the increase in the specialty lines of $6.3 million was primarily due to a composite marine program being renewed in the specialty lines.
Net Premiums Written

	Net Premiums Written
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$351,353	$396,037	$(44,684)
Marine	133,180	138,814	(5,634)
Specialty	391,425	281,246	110,179
Total	$875,958	$816,097	$59,861
The increase in net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$351,353	75.5%	$396,037	74.9%
Marine	133,180	95.2%	138,814	90.9%
Specialty	391,425	97.2%	281,246	98.3%
Total	$875,958	86.9%	$816,097	84.4%
The net retention ratios are driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

	Net Premiums Earned
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$217,530	$239,647	$(22,117)
Marine	82,647	81,695	952
Specialty	217,461	138,772	78,689
Total	$517,638	$460,114	$57,524
The decrease in property lines net premiums earned of $22.1 million was as a result of lower gross premiums written during the six months ended June 30, 2015. This decrease was offset by the earned impact of the reduction in reinsurance premiums ceded. The increase in net premiums earned in the specialty lines of $78.7 million was primarily due to increase in gross premiums written for the six months ended June 30, 2015.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Six Months Ended June 30,
	2015	2014
All lines—current period excluding items below	49.6%	36.0%
All lines—current period—notable loss events	6.8%	0.0%
All lines—current period—non-notable loss events	0.0%	3.7%
All lines—change in prior accident years	(10.7)%	(8.0)%
All lines—loss ratio	45.7%	31.7%

	Losses and Loss Expenses - All Lines
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
All lines—current period excluding items below	$256,919	$165,378	$91,541
All lines—current period—notable loss events	35,189	—	35,189
All lines—current period—non-notable loss events	—	17,161	(17,161)
All lines—change in prior accident years	(55,575)	(36,696)	(18,879)
All lines—losses and loss expenses	$236,533	$145,843	$90,690
Notable Loss Events
Losses and loss expenses from a single notable loss event, Pemex, were $35.2 million for the six months ended June 30, 2015, which represented 6.8 percentage points of the loss ratio. Net of $9.1 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $26.1 million. There were no notable loss events for the six months ended June 30, 2014.
Non-notable Loss Events
Losses and loss expenses from non-notable loss events for the six months ended June 30, 2015 were $nil compared to $17.2 million for the six months ended June 30, 2014.

Losses and Loss Expenses by Line of Business

	Losses and Loss Expenses Ratio - Property Lines
	Six Months Ended June 30,
	2015	2014
Property—current period excluding items below	22.8%	15.5%
Property—current period—notable loss events	0.0%	0.0%
Property—current period—non-notable loss events	0.0%	7.2%
Property—change in prior accident years	(14.2)%	(14.3)%
Property—loss ratio	8.6%	8.4%

	Losses and Loss Expenses - Property Lines
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property—current period excluding items below	$49,528	$37,166	$12,362
Property—current period—notable loss events	—	—	—
Property—current period—non-notable loss events	—	17,161	(17,161)
Property—change in prior accident years	(30,824)	(34,214)	3,390
Property—losses and loss expenses	$18,704	$20,113	$(1,409)
The property lines current period loss ratio, excluding the impact of notable and non-notable loss events, increased by 7.3 percentage points as a result of higher attritional losses in the period, including $10.0 million of losses and loss expenses from flooding in Texas. During the six months ended June 30, 2014, the property lines incurred $17.2 million of losses and loss expenses from non-notable loss events, which represented 7.2 percentage points of the property lines loss ratio. The favorable development on prior accident years for the six months ended June 30, 2015 and 2014 of $30.8 million and $34.2 million, respectively, was primarily due to lower claims emergence on attritional losses.

	Losses and Loss Expenses Ratio - Marine Lines
	Six Months Ended June 30,
	2015	2014
Marine—current period excluding items below	56.0%	45.9%
Marine—current period—notable loss events	40.6%	0.0%
Marine—current period—non-notable loss events	0.0%	0.0%
Marine—change in prior accident years	(19.0)%	(2.9)%
Marine—loss ratio	77.6%	43.0%

	Losses and Loss Expenses - Marine Lines
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Marine—current period excluding items below	$46,272	$37,494	$8,778
Marine—current period—notable loss events	33,524	—	33,524
Marine—current period—non-notable loss events	—	—	—
Marine—change in prior accident years	(15,669)	(2,370)	(13,299)
Marine—losses and loss expenses	$64,127	$35,124	$29,003

The marine lines current period loss ratio, excluding the impact of notable and non-notable loss events, increased by 10.1 percentage points as a result of higher attritional losses in the current period. During the six months ended June 30, 2015, the marine lines incurred $33.5 million of losses and loss expenses from a single notable loss event, Pemex, which represented 40.6 percentage points of the marine lines loss ratio. Net of $9.1 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $24.4 million. The favorable development of $15.7 million on prior accident years for the six months ended June 30, 2015 was primarily due to lower claims emergence on attritional losses; whereas, the lower favorable development of $2.4 million on prior accident years for the six months ended June 30, 2014 was primarily due to favorable development on the Gryphon Alpha mooring failure, partially offset by adverse development on Costa Concordia.

	Losses and Loss Expenses Ratio - Specialty Lines
	Six Months Ended June 30,
	2015	2014
Specialty—current period excluding items below	74.1%	65.4%
Specialty—current period—notable loss events	0.8%	0.0%
Specialty—current period—non-notable loss events	0.0%	0.0%
Specialty—change in prior accident years	(4.2)%	(0.1)%
Specialty—loss ratio	70.7%	65.3%

	Losses and Loss Expenses - Specialty Lines
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Specialty—current period excluding items below	$161,119	$90,718	$70,401
Specialty—current period—notable loss events	1,665	—	1,665
Specialty—current period—non-notable loss events	—	—	—
Specialty—change in prior accident years	(9,082)	(112)	(8,970)
Specialty—losses and loss expenses	$153,702	$90,606	$63,096
The specialty lines current period loss ratio, excluding the impact of notable and non-notable loss events, was higher by 8.7 percentage points, primarily due to a change in business mix to include more agriculture business and higher attritional losses in the current period. During the six months ended June 30, 2015, the specialty lines incurred $1.7 million of losses and loss expenses from a single notable loss event, Pemex, which represented 0.8 percentage points of the specialty lines loss ratio. The favorable loss reserve development on prior accident years of $9.1 million during the six months ended June 30, 2015 was due primarily to lower claims emergence on attritional losses; whereas, the lower favorable development of $0.1 million on prior accident years in the six months ended June 30, 2014 was primarily due to an increase in the loss estimate on agriculture losses.
Policy Acquisition Costs

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
Property	$36,676	16.9%	$39,797	16.6%
Marine	15,606	18.9%	13,859	17.0%
Specialty	33,638	15.5%	16,714	12.0%
Total	$85,920	16.6%	$70,370	15.3%
The acquisition cost ratio for the marine lines increased by 1.9 percentage points primarily due to adjustments to existing business. The 3.5 percentage point increase in the acquisition cost ratio for the specialty lines was driven by profit commissions and a large proportional contract that carries higher acquisition costs.

General and Administrative and Share Compensation Expenses

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$38,290	7.4%	$35,235	7.6%
Share compensation expenses	4,974	1.0%	4,544	1.0%
Total	$43,264	8.4%	$39,779	8.6%
The increase in general and administrative expenses of $3.1 million or 8.7% was due primarily to a greater retention of costs within the segment and an increase in staff costs related to overseas underwriting operations during the six months ended June 30, 2015. This increase was partially offset by a reduction in office and infrastructure costs in the current period related to entities that are no longer in use as a result of efficiencies achieved through rationalization of historical Flagstone entities. Share compensation expenses were comparable for the six months ended June 30, 2015 and 2014.
Selected Underwriting Ratios
The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the losses and loss expense ratio and the expense ratio. The losses and loss expense ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
Losses and loss expense ratio	45.7%	31.7%
Policy acquisition cost ratio	16.6%	15.3%
General and administrative expense ratio (a)	8.4%	8.6%
Expense ratio	25.0%	23.9%
Combined ratio	70.7%	55.6%

(a)	Includes general and administrative expenses and share compensation expenses.
The increase in the combined ratio for the six months ended June 30, 2015 of 15.1 percentage points compared to the six months ended June 30, 2014 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Net Investment Income
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Fixed maturities and short-term investments	$35,907	$35,333	$574
Other investments	4,586	—	4,586
Cash and cash equivalents	111	2,263	(2,152)
Securities lending income	9	4	5
Total gross investment income	40,613	37,600	3,013
Investment expenses	(2,281)	(3,060)	779
Total	$38,332	$34,540	$3,792
The increase in net investment income for the six months ended June 30, 2015 was $3.8 million or 11.0% primarily due to a change in asset allocation intended to improve yield. Net investment income from other investments includes distributed and undistributed net income from certain investments.

Other Insurance Related Income

	Other Insurance Related Income
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Other insurance related income	$749	$1,522	$(773)
Other income for the six months ended June 30, 2015 and 2014 was comparable.
Finance Expenses

	Finance Expenses
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Finance expenses	$7,444	$7,509	$(65)
Finance expenses for the six months ended June 30, 2015 and 2014 were comparable.

Year to Date 2015 Results of Operations - AlphaCat Segment
The following table presents results of operations for the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Underwriting income
Gross premiums written	$166,681	$128,137
Reinsurance premiums ceded	(4,538)	(3,700)
Net premiums written	162,143	124,437
Change in unearned premiums	(89,472)	(61,294)
Net premiums earned	72,671	63,143

Underwriting deductions
Losses and loss expenses	(844)	(10,893)
Policy acquisition costs	7,504	6,036
General and administrative expenses	7,528	7,908
Share compensation expenses	299	151
Total underwriting deductions	14,487	3,202

Underwriting income (a)	58,184	59,941

Net investment income	3,339	1,709
Other insurance related income	9,526	15,502
Finance expenses	(7,107)	(1,654)

Operating income before income from operating affiliates and (income) attributable to operating affiliate investors	63,942	75,498
Income from operating affiliates	6,557	9,819
(Income) attributable to operating affiliate investors	(54,085)	(57,026)
Net operating income (a)	16,414	28,291
Net operating (income) attributable to noncontrolling interest	(6,110)	(3,598)
Net operating income available to Validus (a)	$10,304	$24,693

Selected ratios:
Net premiums written / Gross premiums written	97.3%	97.1%

Losses and loss expenses	(1.2)%	(17.3)%

Policy acquisition costs	10.3%	9.6%
General and administrative expenses (b)	10.8%	12.8%
Expense ratio	21.1%	22.4%
Combined ratio	19.9%	5.1%

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

The change in net operating income available to Validus for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, respectively, is described in the following table:

Increase (decrease) to net operating income available to Validus over the six months ended June 30,
(Dollars in thousands)	2015 compared to 2014
Net premiums earned	$9,528
Notable and non-notable loss events (a)	—
Incurred current year losses, excluding notable and non-notable loss events	715
Prior period loss development	(10,764)
Other underwriting deductions (b)	(1,236)
Underwriting income (c)	(1,757)
(Income) attributable to operating affiliate investors	2,941
Other operating income and expenses, net (d)	(13,061)
Net operating income (c)	(11,877)
Net operating income attributable to noncontrolling interest	(2,512)
Net operating income available to Validus (c)	$(14,389)

(a)	There were no losses and loss expenses from notable or non-notable loss events for either of the six months ended June 30, 2015 or 2014.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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

(d)	Other operating income and expenses, net, consists of net investment income, other insurance related income, finance expenses, taxes and income (loss) from operating affiliates.
Gross Premiums Written

	Gross Premiums Written
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$166,681	$128,137	$38,544
The increase in gross premiums written in the property lines was primarily due to an increase in the capital base of the AlphaCat ILS Funds. This increase was offset by a decrease in the capital base of AlphaCat 2015 as compared to the capital base of AlphaCat 2014.
Reinsurance Premiums Ceded
AlphaCat reinsurance premiums ceded for the six months ended June 30, 2015 were $4.5 million compared to $3.7 million for the six months ended June 30, 2014.
Net Premiums Written

	Net Premiums Written
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$162,143	$124,437	$37,706
The increase in AlphaCat net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 97.3% and 97.1% for the six months ended June 30, 2015 and 2014, respectively.

Net Premiums Earned

	Net Premiums Earned
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$72,671	$63,143	$9,528
The increase in net premiums earned in the property lines was primarily due to the increase in gross premiums written.
Losses and Loss Expenses

	Losses and Loss Expenses Ratio - Property Lines
	Six Months Ended June 30,
	2015	2014
Property—current period excluding items below	0.0%	1.1%
Property—current period—notable loss events	0.0%	0.0%
Property—current period—non-notable loss events	0.0%	0.0%
Property—change in prior accident years	(1.2)%	(18.4)%
Property—loss ratio	(1.2)%	(17.3)%

	Losses and Loss Expenses - Property Lines
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property—current period excluding items below	$—	$715	$(715)
Property—current period—notable loss events	—	—	—
Property—current period—non-notable loss events	—	—	—
Property—change in prior accident years	(844)	(11,608)	10,764
Property - losses and loss expenses	$(844)	$(10,893)	$10,049
The favorable development of $11.6 million, on prior accident years for the six months ended June 30, 2014, relates to the partial release of a 2013 aggregate excess of loss contract.
Notable Loss Events
There were no losses and loss expenses from notable loss events for the six months ended June 30, 2015. There were no notable loss events for the six months ended June 30, 2014.
Non-notable Loss Events
There were no losses and loss expenses from non-notable loss events for either of the six months ended June 30, 2015 and 2014.
Policy Acquisition Costs

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
Property	$7,504	10.3%	$6,036	9.6%
The acquisition cost ratios for the six months ended June 30, 2015 and 2014 were comparable.

General and Administrative and Share Compensation Expenses

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$7,528	10.4%	$7,908	12.5%
Share compensation expenses	299	0.4%	151	0.3%
Total	$7,827	10.8%	$8,059	12.8%
The general and administrative and share compensation expenses for the six months ended June 30, 2015 and 2014 were comparable.
Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
Losses and loss expense ratio	(1.2)%	(17.3)%
Policy acquisition cost ratio	10.3%	9.6%
General and administrative expense ratio (a)	10.8%	12.8%
Expense ratio	21.1%	22.4%
Combined ratio	19.9%	5.1%

(a)	Includes general and administrative expenses and share compensation expenses.
The increase in the combined ratio for the six months ended June 30, 2015 of 14.8 percentage points compared to the six months ended June 30, 2014 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Net Investment Income
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Fixed maturities and short-term investments	$3,296	$1,675	$1,621
Cash and cash equivalents	43	34	9
Total net investment income	$3,339	$1,709	$1,630
The increase in net investment income for the six months ended June 30, 2015 was $1.6 million or 95.4% and was due to an increase in the size of the catastrophe bond portfolio during the six months ended June 30, 2015.
Other Insurance Related Income

	Other Insurance Related Income
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Other insurance related income	$9,526	$15,502	$(5,976)
The decrease in other insurance related income of $6.0 million or 38.5% was primarily due to a reduction in performance fees and a loss of $1.8 million on the deconsolidation of one of the AlphaCat ILS Funds during the six months ended June 30, 2015 and a gain of $1.4 million on the deconsolidation of one of the AlphaCat ILS Funds during the six months ended June 30, 2014.

Finance Expenses

	Finance Expenses
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Finance expenses	$7,107	$1,654	$5,453
The increase in finance expenses of $5.5 million was as a result of placement fees incurred during the six months ended June 30, 2015 for new capital to be deployed in 2015.
Income From Operating Affiliates

	Income from Operating Affiliates
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
AlphaCat Re 2011	$(5)	$188	$(193)
AlphaCat Re 2012	(28)	891	(919)
AlphaCat 2013	(25)	2,036	(2,061)
AlphaCat 2014	(98)	3,032	(3,130)
AlphaCat 2015	2,598	—	2,598
AlphaCat ILS funds	4,115	3,672	443
Total	$6,557	$9,819	$(3,262)
For details of voting and equity ownership interests of the above entities, refer to Note 5 to the Consolidated Financial Statements in Part I. The decrease in income from operating affiliates for the six months ended June 30, 2015 was primarily due to the timing of capital deployment. Capital from AlphaCat 2014 was fully deployed during the first quarter of 2014; whereas, capital from AlphaCat 2013 was only fully deployed in the second quarter of 2013. Also contributing to the decrease was a decrease in income from AlphaCat 2012 due to a reserve release during the six months ended June 30, 2014 and a decrease in the capital base of AlphaCat 2015 as compared to the capital base of AlphaCat 2014. These decreases were partially offset by an increase in income from the AlphaCat ILS funds due to the deconsolidation of one of the funds during the six months ended June 30, 2015.
(Income) Attributable To Operating Affiliate Investors

	(Income) Attributable to Operating Affiliate Investors
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
(Income) attributable to operating affiliate investors	$(54,085)	$(57,026)	$2,941
The decrease in (income) attributable to operating affiliate investors of $2.9 million for the six months ended June 30, 2015 was primarily due to the timing of capital deployment. As noted above, capital from AlphaCat 2014 was fully deployed during the first quarter of 2014; whereas, capital from AlphaCat 2013 was only fully deployed in the second quarter of 2013 and thus had a larger effect on the six months ended June 30, 2014.

Net Operating (Income) Attributable to Noncontrolling Interest

	Net Operating (Income) Loss Attributable to Noncontrolling Interest
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Net operating (income) attributable to noncontrolling interest	$(6,110)	$(3,598)	$(2,512)
For the six months ended June 30, 2015, the net operating income attributable to noncontrolling interest was $6.1 million, which comprised $1.0 million relating to 90% of the net operating income in PaCRe for the period and $5.1 million of net operating income relating to the consolidated AlphaCat ILS funds.
Assets Under Management

	Assets Under Management
(Dollars in thousands)	As at July 1, 2015	As at January 1, 2015
Related party	$355,023	$346,907
Third party	1,724,288	1,533,840
Total	$2,079,311	$1,880,747
Assets under management were $2.1 billion as July 1, 2015, compared to $1.9 billion as at January 1, 2015. During the six months ended July 1, 2015, a total of $343.3 million of capital was raised, of which $304.9 million was raised from third parties. During the six months ended July 1, 2015, $221.9 million was returned to investors, of which $164.7 million was returned to third party investors.

Year to Date 2015 Results of Operations - Talbot Segment
The following table presents results of operations for the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Underwriting income
Gross premiums written	$563,123	$608,639
Reinsurance premiums ceded	(128,321)	(126,981)
Net premiums written	434,802	481,658
Change in unearned premiums	(6,775)	(55,955)
Net premiums earned	428,027	425,703

Underwriting deductions
Losses and loss expenses	174,098	186,466
Policy acquisition costs	96,763	90,521
General and administrative expenses	72,049	69,322
Share compensation expenses	5,981	5,444
Total underwriting deductions	348,891	351,753

Underwriting income (a)	79,136	73,950

Net investment income	12,711	9,357
Other insurance related income	94	275
Finance expenses	(174)	(94)

Operating income before taxes	91,767	83,488
Tax expense	(3,145)	(1,234)
Net operating income (a)	$88,622	$82,254

Selected ratios:
Net premiums written / Gross premiums written	77.2%	79.1%

Losses and loss expenses	40.7%	43.8%

Policy acquisition costs	22.6%	21.2%
General and administrative expenses (b)	18.2%	17.6%
Expense ratio	40.8%	38.8%
Combined ratio	81.5%	82.6%

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

The change in net operating income for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, respectively, is described in the following table:

Increase (decrease) to net operating income over the six months ended June 30,
(Dollars in thousands)	2015 compared to 2014
Net premiums earned	$2,324
Notable loss events (a)	(12,885)
Non-notable loss events (b)	4,785
Incurred current year losses, excluding notable and non-notable loss events	(3,038)
Prior period loss development	23,506
Other underwriting deductions (c)	(9,506)
Underwriting income (d)	5,186
Other operating income and expenses, net (e)	1,182
Net operating income (d)	$6,368

(a)	The notable loss event for the six months ended June 30, 2015 was Pemex. There were no notable loss events for the six months ended June 30, 2014.

(b)	Losses and loss expenses from non-notable loss events for the six months ended June 30, 2015 were $nil compared to $4.8 million for the six months ended June 30, 2014.

(c)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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

(e)	Other operating income and expenses, net, consists of net investment income, other insurance related income, finance expenses and taxes.
Gross Premiums Written

	Gross Premiums Written
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$180,479	$194,057	$(13,578)
Marine	200,078	229,011	(28,933)
Specialty	182,566	185,571	(3,005)
Total	$563,123	$608,639	$(45,516)
Talbot gross premiums written for the six months ended June 30, 2015 translated at 2014 exchange rates would have been $573.3 million, a decrease of $35.4 million on the prior year period.
The decrease in gross premiums written in the property lines of $13.6 million was primarily due to a decrease in the property treaty lines of $12.3 million, of which $7.7 million related to the Latin American business now being written directly through Validus Re Swiss. This business was previously written by Talbot and ceded to Validus Re through the second quarter of 2014. In addition, renewed business in both the property treaty and downstream energy and power international lines have decreased due to unfavorable market conditions. The decrease in gross premiums written in the marine lines of $28.9 million was primarily driven by a decrease in the upstream energy, marine hull and treaty lines due to ongoing market conditions and economic factors which have reduced new business and renewals.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$180,479	32.1%	$194,057	31.9%
Marine	200,078	35.5%	229,011	37.6%
Specialty	182,566	32.4%	185,571	30.5%
Total	$563,123	100.0%	$608,639	100.0%
The changes in mix of business were consistent with the changes in gross premiums written discussed above.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$62,577	$74,097	$(11,520)
Marine	28,678	21,976	6,702
Specialty	37,066	30,908	6,158
Total	$128,321	$126,981	$1,340
The decrease in reinsurance premiums ceded in the property lines of $11.5 million was due primarily to a decrease in the property treaty lines of $5.6 million due to lower quota share premiums as a result of underlying Latin American business now being written directly through Validus Re Swiss. This business was previously written by Talbot and ceded to Validus Re through the second quarter of 2014. Also contributing to the decrease was a reduction in reinstatement premiums and the timing of renewals in the current period. The increase in the marine lines of $6.7 million was primarily due to the reinstatement premium impact of the current period notable loss event, Pemex. The increase in the specialty lines of $6.2 million was primarily due to reinstatement premiums across a number of classes. Also contributing to the increase was the restructuring of an excess of loss contract.
Net Premiums Written

	Net Premiums Written
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$117,902	$119,960	$(2,058)
Marine	171,400	207,035	(35,635)
Specialty	145,500	154,663	(9,163)
Total	$434,802	$481,658	$(46,856)
The changes in net premiums written were driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$117,902	65.3%	$119,960	61.8%
Marine	171,400	85.7%	207,035	90.4%
Specialty	145,500	79.7%	154,663	83.3%
Total	$434,802	77.2%	$481,658	79.1%
The net retention ratios above are driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.
Net Premiums Earned

	Net Premiums Earned
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property	$111,143	$101,636	$9,507
Marine	170,053	176,019	(5,966)
Specialty	146,831	148,048	(1,217)
Total	$428,027	$425,703	$2,324
The changes in the net premiums earned were consistent with the pattern of net premiums written influencing the earned premiums for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Losses and Loss Expenses

	Losses and Loss Expenses Ratio - All Lines
	Six Months Ended June 30,
	2015	2014
All lines—current period excluding items below	58.1%	57.7%
All lines—current period—notable loss events	3.0%	0.0%
All lines—current period—non-notable loss events	0.0%	1.1%
All lines—change in prior accident years	(20.4)%	(15.0)%
All lines—loss ratio	40.7%	43.8%

	Losses and Loss Expenses - All Lines
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
All lines—current period excluding items below	$248,486	$245,448	$3,038
All lines—current period—notable loss events	12,885	—	12,885
All lines—current period—non-notable loss events	—	4,785	(4,785)
All lines—change in prior accident years	(87,273)	(63,767)	(23,506)
All lines - losses and loss expenses	$174,098	$186,466	$(12,368)

Notable Loss Events
Losses and loss expenses from a single notable loss event, Pemex, were $12.9 million for the six months ended June 30, 2015, which represented 3.0 percentage points of the loss ratio. Including reinstatement premiums payable, the effect of this event on net operating income was a reduction of $22.4 million. There were no notable loss events for the six months ended June 30, 2014.
Non-notable Loss Events
Losses and loss expenses from non-notable loss events for the six months ended June 30, 2015 were $nil compared to $4.8 million for the six months ended June 30, 2014.
Losses and Loss Expenses by Line of Business

	Losses and Loss Expenses Ratio - Property Lines
	Six Months Ended June 30,
	2015	2014
Property—current period excluding items below	63.1%	64.3%
Property—current period—notable loss events	0.4%	0.0%
Property—current period—non-notable loss events	0.0%	4.7%
Property—change in prior accident years	(33.7)%	(30.1)%
Property—loss ratio	29.8%	38.9%

	Losses and Loss Expenses - Property Lines
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Property—current period excluding items below	$70,180	$65,400	$4,780
Property—current period—notable loss events	426	—	426
Property—current period—non-notable loss events	—	4,785	(4,785)
Property—change in prior accident years	(37,435)	(30,620)	(6,815)
Property - losses and loss expenses	$33,171	$39,565	$(6,394)
The property lines current period loss ratio, excluding the impact of notable and non-notable loss events, decreased by 1.2 percentage points as a result of lower attritional losses in the current period. During the six months ended June 30, 2015, the property lines incurred $0.4 million of losses and loss expenses from a single notable loss event, Pemex, which represented 0.4 percentage points of the property lines loss ratio. Including reinstatement premiums, the effect of this event on net operating income was a reduction of $0.3 million. During the six months ended June 30, 2014, the property lines incurred $4.8 million in losses and loss expenses from non-notable loss events which represented 4.7 percentage points of the property lines loss ratio. The favorable development of $37.4 million on prior accident years for the six months ended June 30, 2015 primarily relates to favorable development on attritional losses and certain events, including the Thailand floods which was a 2011 notable loss event, as well as lower emergence of new claims. The favorable development of $30.6 million on prior accident years for the six months ended June 30, 2014 primarily relates to a combination of favorable development on notable loss events, primarily the Tohoku earthquake, and lower than expected development on attritional losses.

	Losses and Loss Expenses Ratio - Marine Lines
	Six Months Ended June 30,
	2015	2014
Marine—current period excluding items below	51.2%	55.8%
Marine—current period—notable loss events	7.3%	0.0%
Marine—current period—non-notable loss events	0.0%	0.0%
Marine—change in prior accident years	(21.4)%	(3.5)%
Marine—loss ratio	37.1%	52.3%

	Losses and Loss Expenses - Marine Lines
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Marine—current period excluding items below	$86,987	$98,261	$(11,274)
Marine—current period—notable loss events	12,459	—	12,459
Marine—current period—non-notable loss events	—	—	—
Marine—change in prior accident years	(36,324)	(6,269)	(30,055)
Marine - losses and loss expenses	$63,122	$91,992	$(28,870)
The marine lines current period loss ratio, excluding the impact of notable and non-notable loss events, decreased by 4.6 percentage points primarily due to lower attritional losses in the current period. During the six months ended June 30, 2015, the marine lines incurred $12.5 million of losses and loss expenses from a single notable loss event, Pemex, which represented 7.3 percentage points of the marine lines loss ratio. Including reinstatement premiums payable, the effect of this event on net operating income was a reduction of $22.0 million. The favorable development of $36.3 million on prior accident years for the six months ended June 30, 2015 was primarily due to favorable development on attritional losses and lower emergence of new claims. The favorable development of $6.3 million on prior accident years for the six months ended June 30, 2014 represents a lower level of favorable development on attritional claims experienced compared to the current period.

	Losses and Loss Expenses Ratio - Specialty Lines
	Six Months Ended June 30,
	2015	2014
Specialty—current period excluding items below	62.2%	55.3%
Specialty—current period—notable loss events	0.0%	0.0%
Specialty—current period—non-notable loss events	0.0%	0.0%
Specialty—change in prior accident years	(9.2)%	(18.2)%
Specialty—loss ratio	53.0%	37.1%

	Losses and Loss Expenses - Specialty Lines
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Specialty—current period excluding items below	$91,319	$81,787	$9,532
Specialty—current period—notable loss events	—	—	—
Specialty—current period—non-notable loss events	—	—	—
Specialty—change in prior accident years	(13,514)	(26,878)	13,364
Specialty - losses and loss expenses	$77,805	$54,909	$22,896
The specialty lines current period loss ratio, excluding the impact of notable and non-notable loss events, increased by 6.9 percentage points primarily due to higher attritional losses in the current period. The favorable development of $13.5 million and $26.9 million on prior accident years for the six months ended June 30, 2015 and 2014, respectively, was primarily due to favorable development on attritional losses.

Policy Acquisition Costs

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
Property	$16,089	14.5%	$13,098	12.9%
Marine	45,489	26.7%	42,722	24.3%
Specialty	35,185	24.0%	34,701	23.4%
Total	$96,763	22.6%	$90,521	21.2%
The property acquisition cost ratio increased by 1.6 percentage points due to lower ceded acquisition costs on quota share premiums as a result of the Latin American business being written directly through Validus Re Swiss. This business was previously written through Talbot and ceded to Validus Re through the second quarter of 2014. The marine acquisition cost ratio increased by 2.4 percentage points primarily due to the reinstatement premium impact of the current quarter notable loss event, Pemex, and profit commission adjustments to certain cargo and yachts policies during the current period.
General and Administrative and Share Compensation Expenses

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$72,049	16.8%	$69,322	16.3%
Share compensation expenses	5,981	1.4%	5,444	1.3%
Total	$78,030	18.2%	$74,766	17.6%
General and administrative expenses translated at 2014 exchange rates would have been $76.3 million, an increase of $7.0 million. This increase was due to a greater retention of costs within the segment together with increased staff costs; partially offset by a decrease in Lloyd's expenses during the six months ended June 30, 2015. Share compensation expense ratios were comparable for the six months ended June 30, 2015 and 2014.
Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
Losses and loss expense ratio	40.7%	43.8%
Policy acquisition cost ratio	22.6%	21.2%
General and administrative expense ratio (a)	18.2%	17.6%
Expense ratio	40.8%	38.8%
Combined ratio	81.5%	82.6%

(a)	Includes general and administrative expenses and share compensation expenses.
The decrease in the combined ratio for the six months ended June 30, 2015 of 1.1 percentage points compared to the six months ended June 30, 2014 was due to the movement in the underlying ratios as discussed above.

Net Investment Income

	Investment Income
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Fixed maturities and short-term investments	$12,823	$9,454	$3,369
Cash and cash equivalents	727	656	71
Total gross investment income	13,550	10,110	3,440
Investment expenses	(839)	(753)	(86)
Total	$12,711	$9,357	$3,354
The increase in net investment income for the six months ended June 30, 2015 was $3.4 million or 35.8% primarily due to a change in asset allocation intended to improve yield.

Year to Date 2015 Results of Operations - Western World Segment
The Company acquired Western World on October 2, 2014, therefore, the results of Western World have been included in the Company's consolidated results from the date of acquisition and there are no comparatives for the six months ended June 30, 2014.
The following table presents results of operations for the six months ended June 30, 2015:

(Dollars in thousands)	Six Months Ended June 30, 2015
Underwriting income
Gross premiums written	$136,501
Reinsurance premiums ceded	(8,674)
Net premiums written	127,827
Change in unearned premiums	5,173
Net premiums earned	133,000

Underwriting deductions
Losses and loss expenses	97,288
Policy acquisition costs	13,896
General and administrative expenses	19,550
Share compensation expenses	971
Total underwriting deductions	131,705

Underwriting income (a)	1,295

Net investment income	11,026
Other insurance related income	539
Operating income before taxes	12,860
Tax benefit	11
Net operating income (a)	$12,871

Selected ratios:
Net premiums written / Gross premiums written	93.6%
Losses and loss expenses	73.1%
Policy acquisition costs	10.5%
General and administrative expense (b)	15.4%
Expense ratio	25.9%
Combined ratio	99.0%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Six Months Ended June 30, 2015
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)
Property	$25,272	18.5%
Liability	111,229	81.5%
Total	$136,501	100.0%
The liability lines consist largely of commercial package liability, program and other liability business and the property lines consist largely of commercial package property and program business. During the three months ended March 31, 2015, Western World began writing brokerage property business. During the three months ended December 31, 2014, Western World discontinued writing binding authority commercial auto business and a large bar and tavern program.
Reinsurance Premiums Ceded

Reinsurance Premiums Ceded
(Dollars in thousands)	Six Months Ended June 30, 2015
Property	$1,937
Liability	6,737
Total	$8,674
The Western World reinsurance program includes various treaties: a binding authority excess of loss, brokerage casualty, brokerage professional, property per risk excess of loss and property catastrophe excess of loss.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Six Months Ended June 30, 2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written
Property	$23,335	92.3%
Liability	104,492	93.9%
Total	$127,827	93.6%
Net premiums written and the net retention ratio were driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.
Net Premiums Earned

Net Premiums Earned
(Dollars in thousands)	Six Months Ended June 30, 2015
Property	$21,422
Liability	111,578
Total	$133,000

Net premiums earned were driven by the earnings pattern of net premiums written. Net premiums earned in the liability lines exceeded net premiums written as Western World discontinued writing binding authority commercial auto business and a large bar and tavern program during the three months ended December 31, 2014.

Losses and Loss Expenses

Losses and Loss Expenses Ratio - All Lines
Six Months Ended June 30, 2015
All lines—current period excluding items below	81.1%
All lines—current period—notable loss events	0.0%
All lines—current period—non-notable loss events	0.0%
All lines—change in prior accident years (a)	(8.0)%
All lines—loss ratio (a)	73.1%

Losses and Loss Expenses - All Lines
(Dollars in thousands)	Six Months Ended June 30, 2015
All lines—current period excluding items below	$107,873
All lines—current period—notable loss events	—
All lines—current period—non-notable loss events	—
All lines—change in prior accident years (a)	(10,585)
All lines—losses and loss expenses (a)	$97,288

(a)
Upon closing the acquisition, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $6,115 during the six months ended June 30, 2015, benefiting the loss ratio by 4.6% percentage points. The remaining fair value adjustment of $4,864 will be amortized during the remainder of 2015.

Notable Loss Events
There were no loss and loss expenses from notable loss events for the six months ended June 30, 2015.
Non-notable Loss Events
There were no loss and loss expenses from non-notable loss events for the six months ended June 30, 2015.
Losses and Loss Expenses by Line of Business

Losses and Loss Expenses Ratio - Property Lines
Six Months Ended June 30, 2015
Property—current period excluding items below	85.5%
Property—current period—notable loss events	0.0%
Property—current period—non-notable loss events	0.0%
Property—change in prior accident years (a)	(16.8)%
Property—loss ratio (a)	68.7%

Losses and Loss Expenses - Property Lines
(Dollars in thousands)	Six Months Ended June 30, 2015
Property—current period excluding items below	$18,313
Property—current period—notable loss events	—
Property—current period—non-notable loss events	—
Property—change in prior accident years (a)	(3,594)
Property—losses and loss expenses (a)	$14,719

(a)
Upon closing the acquisition, an adjustment of $409 was made to decrease net reserves to reflect fair value. This adjustment was amortized to income through an increase in losses and loss expenses of $161 during the six months ended June 30, 2015, increasing the loss ratio by 0.8% percentage points. The remaining fair value adjustment of $127 will be amortized during the remainder of 2015.

The property lines current period loss ratio, excluding the impact of notable and non-notable loss events, was 85.5% percentage points, representing attritional claims experienced during the period, which included losses of $2.8 million from winter weather related claims. The favorable development of $3.6 million on prior accident years for the six months ended June 30, 2015 primarily relates to favorable development on attritional losses.

Losses and Loss Expenses Ratio - Liability Lines
Six Months Ended June 30, 2015
Liability—current period excluding items below	80.3%
Liability—current period—notable loss events	0.0%
Liability—current period—non-notable loss events	0.0%
Liability—change in prior accident years (a)	(6.3)%
Liability—loss ratio (a)	74.0%

Losses and Loss Expenses - Liability Lines
(Dollars in thousands)	Six Months Ended June 30, 2015
Liability—current period excluding items below	$89,560
Liability—current period—notable loss events	—
Liability—current period—non-notable loss events	—
Liability—change in prior accident years (a)	(6,991)
Liability—losses and loss expenses (a)	$82,569

(a)
Upon closing the acquisition, an adjustment of $15,995 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $6,276 during the six months ended June 30, 2015, benefiting the loss ratio by 5.6% percentage points. The remaining fair value adjustment of $4,991 will be amortized during the remainder of 2015.

The liability lines current period loss ratio, excluding the impact of notable and non-notable loss events, was 80.3% percentage points, representing attritional claims experienced during the period. The liability lines experienced favorable loss reserve development of $7.0 million during the six months ended June 30, 2015 primarily due to the amortization of the fair value adjustment noted above.

Policy Acquisition Costs

	Six Months Ended June 30, 2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned
Property	$1,549	7.2%
Liability	12,347	11.1%
Total (a)	$13,896	10.5%

(a)
Upon closing the acquisition, an adjustment of $34,736 was made to reduce deferred acquisition costs to reflect fair value. These deferred acquisition costs would otherwise have been expensed in the amount of $16,992 during the six months ended June 30, 2015, benefiting the policy acquisition cost ratio by 12.8% percentage points.

The property acquisition cost ratio for the six months ended June 30, 2015 was 7.2% and the liability acquisition cost ratio for the six months ended June 30, 2015 was 11.1%. The impact of the acquisition fair value adjustments on the policy acquisition cost ratio is noted above.
General and Administrative and Share Compensation Expenses

	Six Months Ended June 30, 2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned
General and administrative expenses	$19,550	14.7%
Share compensation expenses	971	0.7%
Total	$20,521	15.4%
Selected Underwriting Ratios
The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expenses ratio, expense ratio and combined ratio for the six months ended June 30, 2015.

Six Months Ended June 30, 2015
Losses and loss expenses ratio	73.1%
Policy acquisition cost ratio	10.5%
General and administrative expenses ratio (a)	15.4%
Expense ratio	25.9%
Combined ratio	99.0%

(a)	Includes general and administrative expenses and share compensation expenses.
The combined ratio for the six months ended June 30, 2015 reflects the underlying ratios highlighted above.
Net Investment Income

Investment Income
(Dollars in thousands)	Six Months Ended June 30, 2015
Fixed maturities and short-term investments	$9,155
Other investments	2,616
Restricted cash and cash and cash equivalents	5
Total gross investment income	11,776
Investment expenses	(750)
Total net investment income	$11,026

Year to Date 2015 Non-Segment Discussion
Corporate Expenses
Corporate general and administrative expenses for the six months ended June 30, 2015, net of eliminations related to the operating segments, were $30.6 million compared to $35.8 million for the six months ended June 30, 2014, a decrease of $5.2 million or 14.7%. This decrease was due primarily to the retention of certain costs within the operating segments. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Corporate share compensation expenses for the six months ended June 30, 2015 were $6.1 million compared to $5.3 million for the six months ended June 30, 2014, an increase of $0.7 million or 13.5%.
Corporate finance expenses for the six months ended June 30, 2015, net of eliminations related to the operating segments, were $22.9 million compared to $22.8 million for the six months ended June 30, 2014, an increase of $0.1 million or 0.4%.
Year to Date 2015 Non-Operating Income and Expenses
The following non-operating income and expense items are discussed on a consolidated basis, since the Company does not include these items when assessing the results of its operating segments.
Net Realized and Change in Net Unrealized Gains on Investments

	Net Realized and Change in Net Unrealized Gains on Investments
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Net realized gains on investments	$6,413	$11,598	$(5,185)
Change in net unrealized gains on investments	54,674	101,120	(46,446)
Net realized and change in net unrealized gains on investments	$61,087	$112,718	$(51,631)
The unfavorable movement in the net realized and change in net unrealized gains on investments of $51.6 million was due to an unfavorable movement in the net realized and unrealized gains on fixed maturity and short term investments of $19.3 million and an unfavorable movement in net realized and unrealized gains on other investments of $32.3 million.
The unfavorable movement on fixed maturity and short term investments was primarily as a result of a shift in the yield curve during the current period. The unfavorable movement on other investments was primarily due to the movement in the net realized and unrealized gains of $27.4 million on the Paulson hedge funds held by PaCRe. This is offset by a 90% noncontrolling interest of $24.7 million.
Income From Investment Affiliate

	Income From Investment Affiliate
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Income from investment affiliate	$3,060	$6,127	$(3,067)
The income from investment affiliate relates to the income earned from the Company's investment in the Aquiline Financial Services Fund II L.P. which is recorded on a three-month lag and therefore reflects the underlying performance of that fund for the six months ended March 31, 2015 and 2014.

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

U.S. dollar strengthened (weakened) against:	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
British Pound sterling	(0.8)%	(3.2)%
Euro	8.6%	0.4%
Canadian dollar	7.5%	0.4%
Swiss franc	(6.0)%	(0.7)%
Australian dollar	5.9%	(5.5)%
New Zealand dollar	14.8%	(6.2)%
Singapore dollar	1.6%	(1.3)%
Japanese yen	2.4%	(3.6)%

	Foreign Exchange
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Foreign exchange losses	$(6,787)	$(3,320)	$(3,467)
Foreign exchange losses for the six months ended June 30, 2015 were $6.8 million compared to $3.3 million for the six months ended June 30, 2014, an unfavorable movement of $3.5 million, or 104.4%, due primarily to changes in liabilities held in Euro during the six months ended June 30, 2015 and the U.S. dollar strengthening against the Euro.
The Company currently hedges foreign currency exposure by substantively balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-U.S. dollar currencies, or by entering into forward foreign currency contracts. Consequently, the Company attempts to limit its exposure to foreign exchange fluctuations.
Other (Loss) Income

	Other (Loss) Income
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Other (loss) income	$(608)	$6,217	$(6,825)
Other (loss) income for the six months ended June 30, 2014 is due primarily to adjustments related to assets acquired from the purchase of Flagstone.

Net (Income) Loss Attributable to Noncontrolling Interest

	Net (Income) Loss Attributable to Noncontrolling Interest
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Net (income) loss attributable to noncontrolling interest	$(56,621)	$(78,814)	$22,193
For the six months ended June 30, 2015, net income attributable to noncontrolling interest was $56.6 million, which was comprised of operating income of $6.1 million, as discussed in the AlphaCat Segment Results of Operations, and a non-operating gain of $50.5 million, primarily on the investment portfolio within PaCRe.
For the six months ended June 30, 2014, net loss attributable to noncontrolling interest was $78.8 million, which was comprised of operating income of $3.6 million, as discussed in the AlphaCat Segment Results of Operations, and a non-operating gain of $75.2 million, primarily on the investment portfolio within PaCRe.
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

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net operating income	100,503	134,278	237,293	276,079
Net realized gains on investments	2,244	7,858	6,413	11,598
Change in net unrealized (losses) gains on investments	(17,530)	45,427	54,674	101,120
Income from investment affiliate	284	779	3,060	6,127
Foreign exchange (losses) gains	(3,236)	3,158	(6,787)	(3,320)
Other (loss) income	(608)	424	(608)	6,217
Transaction expenses	—	(3,252)	—	(3,252)
Net income	$81,657	$188,672	$294,045	$394,569
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
The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at June 30, 2015 and December 31, 2014.

(Dollars in thousands, except share and per share amounts)	As at June 30, 2015
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,656,931	83,295,795		$43.90

Book value per diluted common share
Total shareholders' equity available to Validus	3,656,931	83,295,795
Assumed exercise of outstanding warrants	59,506	3,377,320	$17.62
Assumed exercise of outstanding stock options	3,040	119,377	$25.46
Unvested restricted shares	—	2,980,925
Book value per diluted common share	$3,719,477	89,773,417		$41.43
Adjustment for accumulated dividends				$9.52
Book value per diluted common share plus accumulated dividends				$50.95

(Dollars in thousands, except share and per share amounts)	As at December 31, 2014
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,587,958	83,869,845		$42.78

Book value per diluted common share
Total shareholders' equity available to Validus	3,587,958	83,869,845
Assumed exercise of outstanding warrants	90,950	5,174,114	$17.58
Assumed exercise of outstanding stock options	20,581	1,160,057	$17.74
Unvested restricted shares	—	3,068,564
Book value per diluted common share	$3,699,489	93,272,580		$39.66
Adjustment for accumulated dividends				$8.88
Book value per diluted common share plus accumulated dividends				$48.54

Liquidity and Capital Resources
Investments
At June 30, 2015, the Company held investments totaling $7.7 billion, compared to $7.4 billion at December 31, 2014, an increase of $0.3 billion, or 4.0%, primarily as a result of an increase in short-term and other investments. A significant portion of (re)insurance contracts written by the Company provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, which could result in payment of a substantial amount of losses at short notice. Accordingly, the Company’s investment portfolio is primarily structured to provide liquidity, which means the investment portfolio contains a significant amount of relatively short-term fixed maturity investments. The Company’s investment policies specifically require certain minimum thresholds of cash, short-term investments, and highly-rated fixed maturity securities relative to our consolidated net reserves and estimates of probable maximum loss exposures to provide necessary liquidity in a wide range of reasonable scenarios. At June 30, 2015, the average duration of the Company’s fixed maturity and short term investment portfolio was 2.48 years (December 31, 2014: 2.16 years). This duration is reviewed regularly based on changes in the duration of the Company's liabilities and in general market conditions.
The Company’s investment portfolio is also structured to preserve capital. The Company’s investment policies require certain minimum credit quality standards, including a minimum weighted average portfolio rating of A+. Further limits on securities rated BBB and below are also mandated. In addition, the Company stress-tests the downside risks within its asset portfolio using internal and external inputs and stochastic modeling processes to help define and limit asset risks to acceptable levels that are consistent with our overall enterprise-risk framework. At June 30, 2015, the Company’s total investment portfolio had an average credit quality rating of AA- (December 31, 2014: AA-) and an effective yield of 1.93% for the six months then ended (2014: 1.35%). The estimated fair value of investment grade fixed maturities, as at June 30, 2015 was $4.7 billion, or 86.4% of the fixed maturity portfolio, compared to $4.9 billion as at December 31, 2014, or 89.2%, a decrease of $0.2 billion, or 4.3%. The estimated fair value of managed non-investment grade fixed maturities as at June 30, 2015 was $587.5 million or 9.1% of total managed cash and investments compared to $523.3 million or 7.7% of total managed cash and investments as at December 31, 2014, an increase of $64.2 million, or 12.3%. Managed non-investment grade securities consist primarily of bank loans and corporate bonds.
The Company also has an allocation to other investments, primarily hedge funds and investment funds. At June 30, 2015, these other investments, excluding noncontrolling interests, totaled $387.7 million, or 5.4%, of total investments, excluding noncontrolling interest (December 31, 2014: $382.5 million or 5.5%). For further details related to the investment portfolio, including the extent of investments with fair values measured using unobservable inputs, see Notes 3 and 4 to the Consolidated Financial Statements in Part I, Item 1.
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

The estimated fair value of investments at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Estimated Fair Value	% of Total Investments	Estimated Fair Value	% of Total Investments
U.S. government and government agency	$818,753	13.6%	$760,086	12.3%
Non-U.S. government and government agency	222,439	3.7%	278,728	4.5%
U.S. states, municipalities and political subdivisions	323,860	5.4%	449,623	7.3%
Agency residential mortgage-backed securities	510,537	8.5%	529,231	8.5%
Non-agency residential mortgage-backed securities	30,724	0.5%	37,807	0.6%
U.S. corporate	1,458,608	24.2%	1,499,706	24.2%
Non-U.S. corporate	495,028	8.2%	563,162	9.1%
Bank loans	483,293	8.0%	449,004	7.2%
Catastrophe bonds	150,702	2.5%	75,664	1.2%
Asset-backed securities	645,505	10.7%	647,482	10.5%
Commercial mortgage-backed securities	319,855	5.3%	242,238	3.9%
Total fixed maturities	5,459,304	90.6%	5,532,731	89.3%
Total short-term investments (a)	1,338,051	22.2%	1,051,074	17.1%
Total other investments (b)	893,707	14.8%	813,011	13.1%
Total investments including assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	7,691,062	127.6%	7,396,816	119.5%
Assets managed on behalf of operating affiliates (a)	(1,008,445)	(16.7)%	(696,924)	(11.3)%
Catastrophe bonds	(150,702)	(2.5)%	(75,664)	(1.2)%
Noncontrolling interest (b)	(506,024)	(8.4)%	(430,494)	(7.0)%
Total investments, excluding assets managed on behalf of operating affiliates, catastrophe bonds and noncontrolling interest	$6,025,891	100.0%	$6,193,734	100.0%

(a)
Included in the short-term investments balance are assets managed in support of AlphaCat's fully collateralized reinsurance transactions. Also, included in the short-term investments balance are investments held by one AlphaCat ILS fund which was consolidated by the Company through May 31, 2015, but in which the Company had an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

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

	June 30, 2015
(Dollars in thousands)	Fair Value	% of Total
Supranational	$43,167	6.0%
Germany	37,803	5.4%
United Kingdom	25,142	3.5%
France	24,282	3.4%
Norway	15,980	2.2%
Province of Ontario	12,979	1.8%
Jordan	10,100	1.4%
Province of Manitoba	10,080	1.4%
Denmark	10,038	1.4%
Other (individual jurisdictions below $10,000)	32,868	4.5%
Total Non-U.S. Government Securities	222,439	31.0%
European Corporate Securities	203,833	28.4%
United Kingdom Corporate Securities	157,757	22.0%
Other Non-U.S. Corporate Securities	133,438	18.6%
Total Non-U.S. Fixed Income Portfolio	$717,467	100.0%
The Company limits its exposure to any single issuer to 3.5% or less of total cash and investments, excluding government and agency securities, depending on the credit rating of the issuer. At June 30, 2015, the Company did not have an aggregate exposure to any single issuer of more than 0.7%, other than with respect to government and agency securities. The top ten exposures to fixed income corporate issuers at June 30, 2015 are as follows:

(Dollars in thousands)	June 30, 2015
Issuer (a)	Fair Value (b)	S&P Rating (c)	% of Total Cash and Investments
Morgan Stanley	$58,020	BBB+	0.7%
JPMorgan Chase & Co	55,962	A-	0.7%
Citigroup Inc	53,529	BBB+	0.6%
Bank of America Corp	51,924	BBB+	0.6%
HSBC Holdings Plc	50,275	A	0.6%
Goldman Sachs Group	48,204	BBB+	0.6%
Wells Fargo & Company	41,357	A-	0.5%
Bank of New York Mellon Corp	37,601	A	0.5%
US Bancorp	34,305	AA-	0.4%
Apple Inc	31,754	AA+	0.4%
Total	$462,931		5.6%

(a)	Issuers exclude government-backed, government-sponsored enterprises and cash and cash equivalents.

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

The tables below show the Company’s investments in affiliates, accounted for under the equity method:

	June 30, 2015
(Dollars in thousands)	Investment at cost	Voting ownership	Equity ownership	Carrying value
AlphaCat Re 2011	$4,601	43.7%	22.3%	$4,601
AlphaCat Re 2012	707	49.0%	37.9%	707
AlphaCat 2013	1,043	40.9%	19.7%	1,043
AlphaCat 2014	723	42.3%	19.6%	723
AlphaCat 2015	28,000	40.0%	20.0%	30,598
AlphaCat ILS funds	237,861	n/a	(a)	246,768
Aquiline Financial Services Fund II L.P.	59,978	n/a	8.1%	75,543
Aquiline Financial Services Fund III L.P.	14,138	n/a	13.7%	14,138
Total	$347,051			$374,121

(a)	Equity ownership in the AlphaCat ILS funds was 7.6%, 20.2%, 9.1% and 44.6%, respectively as at June 30, 2015.

	December 31, 2014
(Dollars in thousands)	Investment at cost	Voting ownership	Equity ownership	Carrying value
AlphaCat Re 2011	$4,606	43.7%	22.3%	$4,606
AlphaCat Re 2012	735	49.0%	37.9%	735
AlphaCat 2013	1,068	40.9%	19.7%	1,068
AlphaCat 2014	22,000	42.3%	19.6%	28,085
AlphaCat 2015	25,600	40.0%	20.0%	25,600
AlphaCat ILS funds	133,091	n/a	(a)	137,883
Aquiline Financial Services Fund II L.P.	51,001	n/a	8.1%	63,506
Total	$238,101			$261,483

(a)	Equity ownership in the AlphaCat ILS funds was 7.9%, 39.7% and 9.1%, respectively as at December 31, 2014.
During the six months ended June 30, 2015, the Company received partial returns of investment from AlphaCat 2014 of $27.3 million. The Company expects to receive further returns of investment during the year from AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013 and AlphaCat 2014.

Reserves for Losses and Loss Expenses
At June 30, 2015, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Critical Accounting Policies and Estimates section. The following tables indicate the breakdown of gross and net reserves for losses and loss expenses between lines of business and between case reserves and IBNR.

	As at June 30, 2015
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$496,924	$404,270	$901,194
Marine	376,018	478,212	854,230
Specialty	298,228	530,598	828,826
Liability	180,390	422,537	602,927
Total	$1,351,560	$1,835,617	$3,187,177

	As at June 30, 2015
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$429,215	$347,808	$777,023
Marine	363,882	411,918	775,800
Specialty	257,393	484,068	741,461
Liability	169,161	347,067	516,228
Total	$1,219,651	$1,590,861	$2,810,512

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended June 30, 2015.

	Three Months Ended June 30, 2015
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Western World Segment	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,313,969	$5,178	$1,316,816	$629,507	$(66,108)	$3,199,362
Losses and loss expenses recoverable	(61,902)	—	(284,572)	(95,516)	66,108	(375,882)
Net reserves for losses and loss expenses, beginning of period	1,252,067	5,178	1,032,244	533,991	—	2,823,480
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	154,284	—	131,556	51,024	—	336,864
Prior years	(30,879)	—	(35,586)	(4,253)	—	(70,718)
Total incurred losses and loss expenses	123,405	—	95,970	46,771	—	266,146

Net paid losses	(134,925)	(330)	(101,437)	(49,263)	—	(285,955)
Foreign exchange (gain) loss	(3,635)	21	10,455	—	—	6,841
Net reserve for losses and loss expenses, end of period	1,236,912	4,869	1,037,232	531,499	—	2,810,512
Losses and loss expenses recoverable	58,904	—	293,578	89,609	(65,426)	376,665
Reserve for losses and loss expenses, end of period	$1,295,816	$4,869	$1,330,810	$621,108	$(65,426)	$3,187,177
The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the three months ended June 30, 2015, favorable loss reserve development on prior accident years was $70.7 million of which $30.9 million related to the Validus Re segment, $nil related to the AlphaCat segment, $35.6 million related to the Talbot segment and $4.3 million related to the Western World segment.

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the six months ended June 30, 2015.

	Six Months Ended June 30, 2015
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Western World Segment	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,333,878	$6,525	$1,352,056	$613,551	$(71,616)	$3,234,394
Losses and loss expenses recoverable	(70,279)	—	(290,581)	(88,222)	71,616	(377,466)
Net reserves for losses and loss expenses, beginning of period	1,263,599	6,525	1,061,475	525,329	—	2,856,928
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	292,108	—	261,371	107,873	—	661,352
Prior years	(55,575)	(844)	(87,273)	(10,585)	—	(154,277)
Total incurred losses and loss expenses	236,533	(844)	174,098	97,288	—	507,075

Net paid losses	(244,899)	(787)	(198,254)	(91,118)	—	(535,058)
Foreign exchange gain	(18,321)	(25)	(87)	—	—	(18,433)
Net reserve for losses and loss expenses, end of period	1,236,912	4,869	1,037,232	531,499	—	2,810,512
Losses and loss expenses recoverable	58,904	—	293,578	89,609	(65,426)	376,665
Reserve for losses and loss expenses, end of period	$1,295,816	$4,869	$1,330,810	$621,108	$(65,426)	$3,187,177
The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the six months ended June 30, 2015, favorable loss reserve development on prior accident years was $154.3 million of which $55.6 million related to the Validus Re segment, $0.8 million related to the AlphaCat segment, $87.3 million related to the Talbot segment and $10.6 million related to the Western World segment.
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
For disclosure purposes, only those notable loss events which have an ultimate loss estimate above $30.0 million are disclosed separately and included in the reserves for notable loss event roll forward table below. To the extent that there are increased complexity and volatility factors relating to notable loss events in the aggregate, additions to the RDE may be established for a specific accident year. The Company increased the threshold for disclosure for notable loss events effective January 1, 2011, from $5.0 million to $15.0 million and further increased the threshold effective January 1, 2013 from $15.0 million to $30.0 million. Non-notable loss events which aggregate to more than $15.0 million but less than $30.0 million on a consolidated basis have been disclosed from January 1, 2013.

The reserves for notable loss events table below does not disclose 2010, 2011 or 2012 notable loss events. Deepwater Horizon, a 2010 event, had closing reserves of $61.4 million as at June 30, 2015. The New Zealand earthquakes of 2010 and 2011, had total closing reserves of $149.4 million as at June 30, 2015. Hurricane Sandy, a 2012 event, had total closing reserves of $90.7 million as at June 30, 2015 and Costa Concordia, also a 2012 event, had total closing reserves of $32.6 million as at June 30, 2015.

Reserves for Notable Loss Events (Dollars in thousands)

2013 Notable Loss Event		Year Ended December 31, 2013			Year Ended December 31, 2014			Six Months Ended June 30, 2015
		Development		Closing	Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss Event	Estimate (a)	Unfavorable (b)	of RDE	December 31, 2013	Unfavorable (b)	of RDE	December 31, 2014	Unfavorable (b)	of RDE	June 30, 2015
European Floods	$77,587	$(16,762)	—	$60,825	$(25,938)	—	$34,887	(1,066)	—	$33,821

		Year Ended December 31, 2013			Year Ended December 31, 2014			Six Months Ended June 30, 2015
				Closing			Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss Event				December 31, 2013			December 31, 2014			June 30, 2015
European Floods			$8,006	$52,819		$11,864	$15,017		$3,092	$10,859

2014 Notable Loss Event					Year Ended December 31, 2014			Six Months Ended June 30, 2015
					Development		Closing	Development		Closing
	Initial				(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss Event	Estimate (a)				Unfavorable (b)	of RDE	December 31, 2014	Unfavorable (b)	of RDE	June 30, 2015
Tripoli Airport (e)	$28,134				$6,810	—	$34,944	$2,050	—	$36,994

					Year Ended December 31, 2014			Six Months Ended June 30, 2015
							Closing			Closing
						Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss Event							December 31, 2014			June 30, 2015
Tripoli Airport (e)						$—	$34,944		$18,793	$18,201

2015 Notable Loss Event								Six Months Ended June 30, 2015
								Development		Closing
	Initial							(Favorable) /	Allocations	Estimate (c)
Notable Loss Event	Estimate (a)							Unfavorable (b)	of RDE	June 30, 2015
Pemex	$48,074							$48,074	—	$48,074

Six Months Ended June 30, 2015
Closing
									Paid Loss (Recovery)	Reserve (d)
Notable Loss Event										June 30, 2015
Pemex									$44	$48,030

(a)	Includes paid losses, case reserves and IBNR reserves.

(b)	Development other than allocation of RDE.

(c)	Excludes impact of movements in foreign exchange rates.

(d)	Closing Reserve for the period equals Closing Estimate for the period less cumulative Paid Losses (Recovery).

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
The following table details the capital resources of certain subsidiaries of the Company on an unconsolidated basis.

Capital at
(Dollars in thousands)	June 30, 2015
Western World Insurance Group, Inc. (consolidated)	$685,134
Validus Reinsurance, Ltd.	2,971,363
Validus Reinsurance, Ltd. (consolidated)	3,656,497
Noncontrolling interest in PaCRe, Ltd.	510,090
Talbot Holdings, Ltd. (consolidated)	827,169
Other, net	(41,343)
Total consolidated capitalization	4,952,413
Senior notes payable	(247,360)
Debentures payable	(538,032)
Total shareholders’ equity	$4,167,021
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

There are three main sources of cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by or used in operating, investing and financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the six months ended June 30, 2015 and 2014 is provided in the following table.

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Net cash (used in) provide by operating activities	$(228,841)	$17,443	$(246,284)
Net cash (used in) provided by investing activities	(290,517)	371,022	(661,539)
Net cash provided by (used in) financing activities	389,593	(262,750)	652,343
Effect of foreign currency rate changes on cash and cash equivalents	(13,765)	13,097	(26,862)
Net (decrease) increase in cash	$(143,530)	$138,812	$(282,342)
Operating Activities
Cash flow from operating activities is derived primarily from the receipt of premiums less the payment of losses and loss expenses related to underwriting activities.
Net cash (used in) provided by operating activities during the six months ended June 30, 2015 was ($228.8) million compared to $17.4 million for six months ended June 30, 2014, an unfavorable movement of $246.3 million. This unfavorable movement reflects the returns on investments made to third party investors in operating affiliates as well as an increase in payments made in respect of certain retrocessional coverage.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.
Investing Activities
Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. As at June 30, 2015, the Company’s portfolio was composed of fixed income investments, short-term and other investments amounting to $7.7 billion or 93.0% of total cash and investments. For further details related to investments pledged as collateral, see Note 3 (d) to the Consolidated Financial Statements in Part I, Item 1.
Net cash (used in) provided by investing activities during the six months ended June 30, 2015 was ($290.5) million compared to $371.0 million for the six months ended June 30, 2014, an unfavorable movement of $661.5 million. This unfavorable movement was due to an increase in the purchases of fixed maturity and short-term investments of $707.4 million as a result of a change in asset allocation intended to improve yield.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance and purchase of shares in the Company and its subsidiaries, and the issuance and repayment of notes payable to operating affiliates.
Net cash provided by (used in) financing activities during the six months ended June 30, 2015 was $389.6 million compared to ($262.8) million during the six months ended June 30, 2014, a favorable movement of $652.3 million. This favorable movement was driven primarily by an increase in the issuance of notes payable to operating affiliates of $834.8 million due to increased investment in the AlphaCat Funds, a decrease of $54.1 million in the repurchase of common shares under the share repurchase program; offset by, an increase in the repayment of notes payable to operating affiliates of $256.6 million.

Capital Resources
The following table details the Company's capital position as at June 30, 2015 and December 31, 2014.

Capitalization (Dollars in thousands)	June 30, 2015	December 31, 2014
Senior Notes (a)	$247,360	$247,306
Junior Subordinated Deferrable Debentures (JSDs) (b)	289,800	289,800
Flagstone Junior Subordinated Deferrable Debentures (JSDs) (c)	248,232	249,477
Total debt	785,392	786,583

Redeemable noncontrolling interest	—	79,956

Ordinary shares, capital and surplus available to Validus	3,665,997	3,596,514
Accumulated other comprehensive loss	(9,066)	(8,556)
Noncontrolling interest	510,090	458,595
Total shareholders' equity (d)	4,167,021	4,046,553

Total capitalization (d) (f)	4,952,413	4,913,092
Total capitalization available to Validus (e) (f)	$4,442,323	$4,374,541

Debt to total capitalization	15.9%	16.0%
Debt (excluding JSDs) to total capitalization	5.0%	5.0%
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

Shareholders' Equity
Shareholders' equity available to Validus at June 30, 2015 was $3.7 billion.
On August 5, 2015, the Company announced a quarterly cash dividend of $0.32 per common share and $0.32 per common share equivalent for which each outstanding warrant is exercisable, which is payable on September 30, 2015 to shareholders and warrant holders of record on September 15, 2015. The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon results of operations and cash flows, the Company's financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.
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
Debt and Financing Arrangements
The following table details the Company's borrowings and credit facilities as at June 30, 2015.

(Dollars in thousands)	Maturity Date / Term (a)	Commitments	Issued and Outstanding (b)
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	200,000	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	134,482	134,482
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750	113,750
Total debentures payable		598,232	538,032
2010 Senior Notes due 2040	January 26, 2040	250,000	250,000
Total debentures and senior notes payable		848,232	788,032
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	400,000	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	525,000	260,137
$30,000 secured bi-lateral letter of credit facility	Evergreen	30,000	11,139
Talbot FAL facility	December 31, 2017	25,000	25,000
AlphaCat Re secured letter of credit facility	Evergreen	30,000	30,000
IPC bi-lateral facility	Evergreen	25,000	11,027
$230,000 Flagstone bi-lateral facility	Evergreen	230,000	204,833
Total credit and other facilities		1,265,000	542,136
Total debt and financing arrangements		$2,113,232	$1,330,168

(a)	The arrangement is indicated as evergreen if, unless written notice to the contrary is given, it automatically renews on a regular basis.

(b)	Indicates utilization of commitment amount, not necessarily drawn borrowings.
For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, please refer to Note 12 "Debt and financing arrangements" to the Consolidated Financial Statements in Part I, Item 1.

Ratings
The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of August 7, 2015:

	A.M. Best (a)	S&P (b)	Moody’s (c)	Fitch (d)
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB+	Baa2	A-
Senior debt	bbb	BBB+	Baa2	BBB+
Subordinated debt	bbb-	—	Baa3	BBB-
Preferred stock	bb+	BBB-	Ba1	—
Outlook on ratings	Stable	Stable	Positive	Stable

Validus Reinsurance, Ltd.
Financial strength rating	A	A	A3	A
Outlook on ratings	Stable	Stable	Positive	Stable

Lloyd's of London
Financial strength rating applicable to all Lloyd's syndicates	A	A+	—	AA-
Outlook on ratings	Positive	Stable	—	Stable

Talbot Syndicate 1183
Financial strength rating	A	—	—	—
Outlook on ratings	Positive	—	—	—

Validus Reinsurance (Switzerland), Ltd.
Financial strength rating	A	A-	—	—
Outlook on ratings	Stable	Stable	—	—

Western World Insurance Company
Financial strength rating	A	—	—	—
Outlook on ratings	Stable	—	—	—

PaCRe, Ltd.
Financial strength rating	A-	—	—	—
Outlook on ratings	(e)	—	—	—

(a)
The A.M. Best ratings were most recently affirmed on March 12, 2015 for Validus Holdings, Ltd, Validus Reinsurance, Ltd and Validus Reinsurance (Switzerland) Ltd. The A.M. Best rating for Lloyd's was most recently affirmed on July 24, 2014. The A.M. Best rating for Talbot Syndicate 1183 was assigned on June 12, 2015. The A.M. Best rating for Western World Insurance Company was downgraded from A+ to A on November 6, 2014.

(b)
The S&P ratings were most recently affirmed on November 3, 2014 for Validus Holdings, Ltd, Validus Reinsurance, Ltd. and Validus Reinsurance (Switzerland) Ltd. On October 13, 2014, the S&P rating for Lloyd's was affirmed and the outlook was revised from positive to stable.

(c)	The Moody’s ratings were most recently affirmed on June 25, 2014 for Validus Holdings, Ltd and Validus Reinsurance, Ltd.

(d)	The Fitch ratings were most recently affirmed on February 27, 2015 for Validus Holdings, Ltd. and Validus Reinsurance, Ltd. The Fitch rating for Lloyd's was most recently affirmed on June 30, 2015.

(e)	A.M. Best placed the A- rating of PaCRe, Ltd. “under review with negative implications” on January 20, 2015.

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
As at June 30, 2015, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 2.3%, or approximately $137.6 million. As at June 30, 2015, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.3% or approximately $136.5 million.
As at June 30, 2015, the Company held $1.5 billion (December 31, 2014: $1.5 billion), or 27.6% (December 31, 2014: 26.3%), of the Company's fixed maturity portfolio in asset-backed and mortgage-backed securities. Some of these assets are exposed to prepayment risk, which occurs when the frequency with which holders of the underlying loans prepay the outstanding principal before the maturity date changes. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
Foreign Currency Risk:    Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash, receivables and investments that are denominated in such currencies. As at June 30, 2015, approximately $638.9 million, or 5.6% of our total assets and $685.4 million, or 9.4% of our total liabilities were held in foreign currencies. As at June 30, 2015, approximately $95.7 million, or 1.3% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date. As of December 31, 2014, $606.3 million, or 5.9% of our total assets and $738.5 million, or 11.9% of our total liabilities were held in foreign currencies. As of December 31, 2014, $92.4 million, or 1.3% of our total liabilities denominated in foreign currencies were non-monetary items which do not require revaluation at each reporting date. When necessary, we may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts. For further information on the accounting treatment of our foreign currency derivatives, refer to Note 7 of Part I, Item 1 - Consolidated Financial Statements. To the extent foreign currency exposure is not hedged or otherwise matched, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.

Credit Risk: The Company is exposed to credit risk from the possibility that counterparties may default on their obligations. The Company’s primary credit risks reside in investment in U.S. and non-U.S. corporate bonds and amounts recoverable from reinsurers. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain a minimum weighted-average portfolio credit rating of A+. In addition, the portfolio limits the amount of “risk assets”, such as non-investment grade debt and equity securities, to a maximum of 35% of shareholders’ equity. The Company also limits its exposure to any single issuer to 3.5% or less of its total cash and investments, excluding government and agency securities, depending on the credit rating of the issuer. With the exception of the Company's bank loan portfolio and certain capital securities issued by investment grade corporations, the minimum credit rating of any security purchased is Baa3/BBB-. In total, investments in below investment grade securities are limited to no more than 10% of the Company’s managed cash and investment portfolio. As at June 30, 2015, 9.1% of the Company's total managed cash and investment portfolio was below investment grade. The Company did not have an aggregate exposure to any single issuer of more than 0.7% of total cash and investments, other than with respect to government and agency securities as at June 30, 2015.
The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company's financial assets. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At June 30, 2015, 98.5% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, (December 31, 2014: 98.0%, rated A-) or from reinsurers posting full collateral.
Liquidity risk: Certain of the Company's investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of the Company's investments, including non-agency residential mortgage-backed securities and bank loans which represent 6.2% (December 31, 2014: 6.0%) of total cash and investments at June 30, 2015. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include the payment of claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At June 30, 2015, the Company had $845.8 million (December 31, 2014: $999.8 million) of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments and government and government agency securities. Details of the Company's debt and financing arrangements at June 30, 2015 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use / Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	134,482
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750
Total debentures payable		538,032
2010 Senior Notes due 2040	January 26, 2040	250,000
Total debentures and senior notes payable		788,032
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	260,137
$30,000 secured bi-lateral letter of credit facility	Evergreen	11,139
Talbot FAL facility	December 31, 2017	25,000
AlphaCat Re secured letter of credit facility	Evergreen	30,000
IPC bi-lateral facility	Evergreen	11,027
$230,000 Flagstone bi-lateral facility	Evergreen	204,833
Total credit and other facilities		542,136
Total debt and financing arrangements		$1,330,168
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
As at June 30, 2015, the Company was not a party to, or involved in any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
ITEM 1A. RISK FACTORS
Please refer to the discussion of Risk Factors in Part 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has repurchased approximately 74.0 million common shares for an aggregate purchase price of $2.4 billion from the inception of the share repurchase program to August 5, 2015.
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
The repurchase program may be modified, extended or terminated by the Board of Directors at any time. The remaining amount available under the current share repurchase authorization was $625.4 million as of August 5, 2015.
Share repurchases include repurchases by the Company of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares that have vested. We repurchase these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
	As at March 31, 2015				Quarter ended
Effect of share repurchases:	(cumulative)	April	May	June	June 30, 2015
Aggregate purchase price (a)	$2,289,409	$—	$37,296	$47,819	$85,115
Shares repurchased	71,475,993	$—	$873,120	$1,095,722	$1,968,842
Average price (a)	$32.03	$—	$42.72	$43.64	$43.23

Estimated cumulative net accretive (dilutive) impact on:
Diluted BV per common share (b)					$4.09
Diluted EPS - Quarter (c)					$0.26

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
Effect of share repurchases:	As at June 30, 2015 (cumulative)	July	August	As at August 5, 2015	Cumulative to Date Effect
Aggregate purchase price (a)	$2,374,524	$22,741	$1,697	$24,438	$2,398,962
Shares repurchased	73,444,835	503,600	36,538	540,138	73,984,973
Average price (a)	$32.33	$45.16	$46.44	$45.24	$32.42

(a)	Share transactions are on a trade date basis through August 5, 2015 and are inclusive of commissions. Average share price is rounded to two decimal places.

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

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	August 7, 2015	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	August 7, 2015	/s/ Jeffrey D. Sangster
Jeffrey D. Sangster
Executive Vice President and Chief Financial Officer