Form 10-Q
period 2015-09-30
VALIDUS HOLDINGS LTD
filed 2015-11-06
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
 Form 10-Q
__________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 4, 2015 there were 81,923,744 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at September 30, 2015 (unaudited) and December 31, 2014
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2015—$5,581,846; 2014—$5,534,494)	$5,578,856	$5,532,731
Short-term investments, at fair value (amortized cost: 2015—$1,661,705; 2014—$1,051,222)	1,661,687	1,051,074
Other investments, at fair value (cost: 2015—$864,651; 2014—$879,176)	817,374	813,011
Cash and cash equivalents	408,485	577,240
Restricted cash	74,002	173,003
Total investments and cash	8,540,404	8,147,059
Investments in affiliates	347,962	261,483
Premiums receivable	1,062,654	707,647
Deferred acquisition costs	225,065	161,295
Prepaid reinsurance premiums	125,547	81,983
Securities lending collateral	6,461	470
Loss reserves recoverable	385,212	377,466
Paid losses recoverable	21,681	38,078
Income taxes recoverable	15,870	—
Deferred tax asset	22,352	23,821
Receivable for investments sold	15,055	18,318
Intangible assets	122,676	126,924
Goodwill	196,758	195,897
Accrued investment income	23,755	24,865
Other assets	124,511	164,633
Total assets	$11,235,963	$10,329,939

Liabilities
Reserve for losses and loss expenses	$3,169,334	$3,234,394
Unearned premiums	1,281,319	990,564
Reinsurance balances payable	90,838	127,128
Securities lending payable	6,927	936
Deferred tax liability	8,921	5,541
Payable for investments purchased	118,164	68,574
Accounts payable and accrued expenses	248,834	318,245
Notes payable to AlphaCat investors	1,443,198	671,465
Senior notes payable	247,387	247,306
Debentures payable	538,054	539,277
Total liabilities	$7,152,976	$6,203,430

Commitments and contingent liabilities
Redeemable noncontrolling interest	—	79,956

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2015—158,434,541; 2014—155,554,224; Outstanding: 2015—81,997,891; 2014—83,869,845)	$27,726	$27,222
Treasury shares (2015—76,436,650; 2014—71,684,379)	(13,376)	(12,545)
Additional paid-in-capital	1,048,917	1,207,493
Accumulated other comprehensive loss	(10,869)	(8,556)
Retained earnings	2,592,162	2,374,344
Total shareholders’ equity available to Validus	3,644,560	3,587,958
Noncontrolling interest	438,427	458,595
Total shareholders’ equity	$4,082,987	$4,046,553

Total liabilities, noncontrolling interests and shareholders’ equity	$11,235,963	$10,329,939
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Gross premiums written	$401,681	$358,974	$2,248,147	$2,026,639
Reinsurance premiums ceded	(48,425)	(30,137)	(294,161)	(275,610)
Net premiums written	353,256	328,837	1,953,986	1,751,029
Change in unearned premiums	202,203	165,859	(247,191)	(307,373)
Net premiums earned	555,459	494,696	1,706,795	1,443,656
Net investment income	31,524	25,261	96,153	69,909
Net realized (losses) gains on investments	(41,906)	4,595	(35,493)	16,193
Change in net unrealized (losses) gains on investments	(34,908)	(84,974)	19,766	16,146
Income from investment affiliate	2,482	1,754	5,542	7,881
Other insurance related income and other (loss)	8,187	(4,080)	15,559	14,985
Foreign exchange losses	(2,274)	(11,441)	(9,061)	(14,761)
Total revenues	518,564	425,811	1,799,261	1,554,009

Expenses
Losses and loss expenses	258,258	224,125	765,333	545,541
Policy acquisition costs	105,091	86,404	308,152	251,006
General and administrative expenses	95,999	83,319	263,990	231,606
Share compensation expenses	9,983	8,764	28,279	24,252
Finance expenses	17,498	15,354	55,085	47,380
Transaction expenses	—	149	—	3,401
Total expenses	486,829	418,115	1,420,839	1,103,186

Income before taxes, income from operating affiliates and (income) attributable to AlphaCat investors	31,735	7,696	378,422	450,823
Tax (expense) benefit	(2,018)	953	(7,132)	(398)
Income from operating affiliates	5,526	3,761	12,083	13,580
(Income) attributable to AlphaCat investors	(40,256)	(25,807)	(94,341)	(82,833)
Net (loss) income	$(5,013)	$(13,397)	$289,032	$381,172
Net loss (income) attributable to noncontrolling interest	71,663	53,069	15,042	(25,745)
Net income available to Validus	$66,650	$39,672	$304,074	$355,427

Other comprehensive loss
Change in foreign currency translation adjustments	(1,850)	(5,198)	(2,106)	(2,121)
Change in minimum pension liability, net of tax	(28)	—	129	—
Change in fair value of cash flow hedge	75	—	(336)	—
Other comprehensive loss	$(1,803)	$(5,198)	$(2,313)	$(2,121)

Comprehensive income available to Validus	$64,847	$34,474	$301,761	$353,306

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	82,635,316	90,593,329	83,296,703	91,665,950
Diluted	85,629,494	91,939,610	86,841,927	95,937,641

Basic earnings per share available to common shareholders	$0.79	$0.42	$3.61	$3.83
Earnings per diluted share available to common shareholders	$0.78	$0.41	$3.50	$3.70

Cash dividends declared per share	$0.32	$0.30	$0.96	$0.90
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2015 and 2014 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)
Common shares
Balance - Beginning of period	$27,222	$27,036
Common shares issued, net	504	133
Balance - End of period	$27,726	$27,169

Treasury shares
Balance - Beginning of period	$(12,545)	$(10,228)
Repurchase of common shares	(831)	(1,347)
Balance - End of period	$(13,376)	$(11,575)

Additional paid-in capital
Balance - Beginning of period	$1,207,493	$1,677,894
Common shares issued, net	16,231	(3,822)
Repurchase of common shares	(203,086)	(285,179)
Share compensation expenses	28,279	24,252
Balance - End of period	$1,048,917	$1,413,145

Accumulated other comprehensive loss
Balance - Beginning of period	$(8,556)	$(617)
Other comprehensive loss	(2,313)	(2,121)
Balance - End of period	$(10,869)	$(2,738)

Retained earnings
Balance - Beginning of period	$2,374,344	$2,010,009
Dividends	(86,256)	(89,027)
Net income	289,032	381,172
Net loss (income) attributable to noncontrolling interest	15,042	(25,745)
Balance - End of period	$2,592,162	$2,276,409

Total shareholders’ equity available to Validus	$3,644,560	$3,702,410

Noncontrolling interest	$438,427	$522,287

Total shareholders’ equity	$4,082,987	$4,224,697
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$289,032	$381,172
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	28,279	24,252
Loss (gain) on deconsolidation/sale of subsidiary	1,777	(2,081)
Amortization of discount on senior notes	81	81
Income from investment affiliate	(5,542)	(7,881)
Net realized losses (gains) on investments	35,493	(16,193)
Change in net unrealized gains on investments	(19,766)	(16,146)
Amortization of intangible assets	4,248	3,120
Income from operating affiliates	(12,083)	(13,580)
Foreign exchange losses included in net income	16,549	10,841
Amortization of premium on fixed maturities	17,866	11,922
Change in:
Premiums receivable	(357,285)	(241,175)
Deferred acquisition costs	(63,770)	(52,008)
Prepaid reinsurance premiums	(43,564)	(26,558)
Loss reserves recoverable	(9,111)	70,444
Paid losses recoverable	16,408	17,245
Income taxes recoverable	(16,088)	—
Deferred tax asset	1,390	—
Accrued investment income	1,059	3,431
Other assets	38,400	30,125
Reserve for losses and loss expenses	(55,889)	(271,063)
Unearned premiums	290,755	333,933
Reinsurance balances payable	(35,457)	(12,836)
Deferred tax liability	3,323	(7,385)
Accounts payable and accrued expenses	(74,227)	(70,809)
Net cash provided by operating activities	51,878	148,851

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	2,888,919	3,585,728
Proceeds on maturities of investments	260,179	466,872
Purchases of fixed maturities	(3,164,787)	(3,160,512)
Purchases of short-term investments, net	(639,211)	(933,148)
Purchases of other investments, net	(26,648)	(47,752)
Increase in securities lending collateral	(5,991)	(5,664)
Investment in operating affiliates	(10,400)	—
Redemption from operating affiliates	57,402	58,547
Investment in investment affiliates	(19,086)	—
Decrease (increase) in restricted cash	99,001	(7,856)
Proceeds on sale of subsidiary, net of cash	—	16,459
Net cash used in investing activities	(560,622)	(27,326)

Cash flows provided by (used in) financing activities
Proceeds on issuance of notes payable to AlphaCat investors	1,307,789	645,243
Repayments on notes payable to AlphaCat investors	(709,059)	(602,068)
Issuance (redemption) of common shares, net	16,735	(3,689)
Purchases of common shares under share repurchase program	(203,917)	(286,526)
Dividends paid	(86,423)	(89,719)
Increase in securities lending payable	5,991	5,664
Third party investment in redeemable noncontrolling interest	55,700	61,200
Third party redemption of redeemable noncontrolling interest	(19,395)	(10,496)
Net cash provided by (used in) financing activities	367,421	(280,391)

Effect of foreign currency rate changes on cash and cash equivalents	(27,432)	(11,293)

Net decrease in cash	(168,755)	(170,159)

Cash and cash equivalents - beginning of period	$577,240	$734,148

Cash and cash equivalents - end of period	$408,485	$563,989

Taxes paid during the period	$14,959	$7,286

Interest paid during the period	$46,847	$46,421
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
In the opinion of management, these Consolidated Financial Statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. The Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 includes a revision to decrease net cash used in investing activities by $42,440. There are no changes to the sub-totals of net cash used in operating activities, financing activities or the effect of foreign currency rate changes on cash and cash equivalents. This revision resulted in an increase in net cash of $42,440 for the nine months ended September 30, 2014.
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
In May 2014, the FASB issued Accounting Standard Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The original effective date for the amendments in this Update was for interim and annual reporting periods beginning after December 15, 2016; however, in August 2015, the FASB delayed the effective date by one year through the issuance of Accounting Standards Update 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" (ASU 2015-14). As such, the new effective date is for interim and annual reporting periods beginning after December 15, 2017. Entities may adopt the standard as of the original effective date, however, earlier adoption is not permitted. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.
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
In May 2015, the FASB issued Accounting Standard Update 2015-09, “Financial Services - Insurance (Topic 944) - Disclosures about Short-Duration Contracts” (ASU 2015-09). The amendments in this Update enhance annual disclosures relating to reserves for losses and loss expenses by requiring the following: (1) net incurred and paid claims development information by accident year; (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the reserve for losses and loss expenses; (3) for each accident year presented, total IBNR plus expected development on case reserves included in the reserve for losses and loss expenses, accompanied by a description of reserving methodologies and any changes thereto; (4) for each accident year presented, quantitative information about claim frequency (unless impracticable) accompanied by a qualitative description of methodologies used for determining claim frequency information and any changes thereto; and (5) the average annual percentage payout of incurred claims by age for the same number of accident years presented. The amendments in this Update are effective for annual periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. Early application is permitted. The Company has evaluated the impact of this guidance and it will not have a material impact on the Company's Consolidated Financial Statements, but will require changes to disclosures.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

In September 2015, the FASB issued Accounting Standard Update 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). The amendments in this Update simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2015. The Company has evaluated the impact of this guidance and it will not have a material impact on the Company's Consolidated Financial Statements.

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
The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments as at September 30, 2015 were as follows:

	Amortized Cost (or Cost)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$868,750	$3,787	$(609)	$871,928
Non-U.S. government and government agency	224,288	1,205	(2,529)	222,964
U.S. states, municipalities and political subdivisions	316,868	3,097	(439)	319,526
Agency residential mortgage-backed securities	488,827	9,503	(1,060)	497,270
Non-agency residential mortgage-backed securities	27,054	400	(400)	27,054
U.S. corporate	1,530,344	4,387	(8,837)	1,525,894
Non-U.S. corporate	472,736	1,628	(6,544)	467,820
Bank loans	517,129	642	(8,298)	509,473
Catastrophe bonds	160,835	908	(1,767)	159,976
Asset-backed securities	624,444	2,038	(1,234)	625,248
Commercial mortgage-backed securities	350,571	2,045	(913)	351,703
Total fixed maturities	5,581,846	29,640	(32,630)	5,578,856
Total short-term investments (a)	1,661,705	49	(67)	1,661,687
Other investments
Fund of hedge funds	2,378	—	(938)	1,440
Hedge funds (b)	559,737	43,541	(99,653)	503,625
Private equity investments	51,037	8,891	(2,305)	57,623
Investment funds	247,104	577	—	247,681
Mutual funds	4,395	2,610	—	7,005
Total other investments	864,651	55,619	(102,896)	817,374
Total investments including assets managed on behalf of AlphaCat investors, catastrophe bonds and noncontrolling interest	$8,108,202	$85,308	$(135,593)	$8,057,917
Assets managed on behalf of AlphaCat investors (a)	(1,364,692)	—	—	(1,364,692)
Catastrophe bonds	(160,835)	(908)	1,767	(159,976)
Noncontrolling interest (b)	(491,204)	(32,920)	89,688	(434,436)
Total investments, excluding assets managed on behalf of AlphaCat investors, catastrophe bonds and noncontrolling interest	$6,091,471	$51,480	$(44,138)	$6,098,813

(a)	Included in the short-term investments balance are assets managed in support of AlphaCat's fully collateralized reinsurance transactions.

(b)
Included in the hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments as at December 31, 2014 were as follows:

	Amortized Cost (or Cost)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$759,232	$1,755	$(901)	$760,086
Non-U.S. government and government agency	279,493	1,215	(1,980)	278,728
U.S. states, municipalities and political subdivisions	448,668	1,780	(825)	449,623
Agency residential mortgage-backed securities	520,685	9,697	(1,151)	529,231
Non-agency residential mortgage-backed securities	37,954	369	(516)	37,807
U.S. corporate	1,500,963	3,960	(5,217)	1,499,706
Non-U.S. corporate	564,386	2,765	(3,989)	563,162
Bank loans	457,537	200	(8,733)	449,004
Catastrophe bonds	75,822	768	(926)	75,664
Asset-backed securities	647,422	1,250	(1,190)	647,482
Commercial mortgage-backed securities	242,332	598	(692)	242,238
Total fixed maturities	5,534,494	24,357	(26,120)	5,532,731
Total short-term investments (a)	1,051,222	13	(161)	1,051,074
Other investments
Fund of hedge funds	2,570	125	(920)	1,775
Preferred stock	6,535	—	(201)	6,334
Hedge funds (b)	570,371	60,792	(134,203)	496,960
Private equity investments	48,995	4,987	(611)	53,371
Investment funds	244,506	437	(111)	244,832
Mutual funds	6,199	3,540	—	9,739
Total other investments	879,176	69,881	(136,046)	813,011
Total investments including assets managed on behalf of AlphaCat investors, catastrophe bonds and noncontrolling interest	$7,464,892	$94,251	$(162,327)	$7,396,816
Assets managed on behalf of AlphaCat investors (a)	(696,924)	—	—	(696,924)
Catastrophe bonds	(75,822)	(768)	926	(75,664)
Noncontrolling interest (b)	(502,830)	(48,446)	120,782	(430,494)
Total investments, excluding assets managed on behalf of AlphaCat investors, catastrophe bonds and noncontrolling interest	$6,189,316	$45,037	$(40,619)	$6,193,734

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$2,454,181	44.0%	$2,494,239	45.1%
AA	530,473	9.5%	848,226	15.4%
A	1,145,331	20.5%	1,086,091	19.6%
BBB	674,489	12.1%	505,208	9.1%
Total investment-grade fixed maturities	4,804,474	86.1%	4,933,764	89.2%

BB	316,602	5.7%	362,972	6.6%
B	216,544	4.0%	145,240	2.6%
CCC	4,374	0.0%	12,733	0.2%
CC	1,002	0.0%	3,926	0.1%
C	—	0.0%	1,344	0.0%
D/NR	235,860	4.2%	72,752	1.3%
Total non-investment grade fixed maturities	774,382	13.9%	598,967	10.8%
Total fixed maturities	$5,578,856	100.0%	$5,532,731	100.0%
The amortized cost and estimated fair value amounts for fixed maturities held at September 30, 2015 and December 31, 2014 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$342,554	$343,201	$312,843	$313,248
Due after one year through five years	2,996,003	2,991,774	3,163,225	3,159,200
Due after five years through ten years	566,908	560,971	497,175	491,870
Due after ten years	185,485	181,635	112,858	111,655
	4,090,950	4,077,581	4,086,101	4,075,973
Asset-backed and mortgage-backed securities	1,490,896	1,501,275	1,448,393	1,456,758
Total fixed maturities	$5,581,846	$5,578,856	$5,534,494	$5,532,731

(b)	Net investment income
Net investment income was derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Fixed maturities and short-term investments	$28,117	$22,544	$88,519	$68,048
Other investments	5,086	2,879	12,288	2,879
Restricted cash and cash and cash equivalents	373	1,581	1,259	4,534
Securities lending income	4	1	13	5
Total gross investment income	33,580	27,005	102,079	75,466
Investment expenses	(2,056)	(1,744)	(5,926)	(5,557)
Total net investment income	$31,524	$25,261	$96,153	$69,909
Net investment income from other investments includes distributed and undistributed net income from certain investment funds.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Net realized (losses) gains and change in net unrealized (losses) gains on investments
The following represents an analysis of net realized gains and the change in net unrealized (losses) gains on investments:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Fixed maturities, short-term and other investments
Gross realized gains	$1,872	$8,075	$14,450	$23,184
Gross realized (losses)	(43,778)	(3,480)	(49,943)	(6,991)
Net realized (losses) gains on investments (a)	(41,906)	4,595	(35,493)	16,193
Change in net unrealized (losses) gains on investments (a)	(34,908)	(84,974)	19,766	16,146
Total net realized and change in net unrealized (losses) gains on investments including assets managed on behalf of AlphaCat investors, catastrophe bonds and noncontrolling interest	(76,814)	(80,379)	(15,727)	32,339
Assets managed on behalf of AlphaCat investors	—	—	—	—
Catastrophe bonds	(2,208)	(201)	701	1,787
Noncontrolling interest (a)	71,589	52,595	21,078	(22,613)
Total net realized and change in net unrealized (losses) gains on investments excluding assets managed on behalf of AlphaCat investors, catastrophe bonds and noncontrolling interest	$(7,433)	$(27,985)	$6,052	$11,513

(a)
Includes the net realized (losses) gains and change in net unrealized (losses) gains on investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and is included in the Consolidated Statements of Comprehensive Income as net loss (income) attributable to noncontrolling interest.

(d)	Pledged investments
The following tables outline investments and cash pledged as collateral under the Company's credit facilities. For further details on the credit facilities, please refer to Note 12: “Debt and financing arrangements.”

	September 30, 2015
Description	Commitment	Issued and Outstanding	Investments and cash pledged as collateral
$400,000 syndicated unsecured letter of credit facility	$400,000	$—	$—
$525,000 syndicated secured letter of credit facility	525,000	244,358	385,279
$30,000 secured bi-lateral letter of credit facility	30,000	10,172	47,471
Talbot FAL facility	25,000	25,000	31,318
AlphaCat Re secured letter of credit facility	30,000	30,000	30,134
IPC bi-lateral facility	25,000	10,782	—
$230,000 Flagstone bi-lateral facility	230,000	205,593	381,302
Total	$1,265,000	$525,905	$875,504

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
In addition, $3,856,717 of cash and cash equivalents, restricted cash, short-term investments and fixed maturities were pledged during the normal course of business as at September 30, 2015 (December 31, 2014: $3,150,295). Of those, $3,809,087 were held in trust (December 31, 2014: $3,122,074). Pledged assets are generally for the benefit of the Company's cedants and policyholders, to support AlphaCat's fully collateralized reinsurance transactions and to facilitate the accreditation of Talbot as an alien insurer/reinsurer by certain regulators.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At September 30, 2015, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. government and government agency	$—	$871,928	$—	$871,928
Non-U.S. government and government agency	—	222,964	—	222,964
U.S. states, municipalities and political subdivisions	—	319,526	—	319,526
Agency residential mortgage-backed securities	—	497,270	—	497,270
Non-agency residential mortgage-backed securities	—	27,054	—	27,054
U.S. corporate	—	1,525,894	—	1,525,894
Non-U.S. corporate	—	467,820	—	467,820
Bank loans	—	347,637	161,836	509,473
Catastrophe bonds	—	158,976	1,000	159,976
Asset-backed securities	—	625,248	—	625,248
Commercial mortgage-backed securities	—	351,703	—	351,703
Total fixed maturities	—	5,416,020	162,836	5,578,856
Total short-term investments (a)	1,652,981	8,706	—	1,661,687
Other investments
Fund of hedge funds	—	—	1,440	1,440
Hedge funds (b)	—	—	503,625	503,625
Private equity investments	—	—	57,623	57,623
Investment funds	—	80,470	167,211	247,681
Mutual funds	—	7,005	—	7,005
Total other investments	—	87,475	729,899	817,374
Total investments including assets managed on behalf of AlphaCat investors, catastrophe bonds and noncontrolling interest	$1,652,981	$5,512,201	$892,735	$8,057,917
Assets managed on behalf of AlphaCat investors (a)	(1,364,692)	—	—	(1,364,692)
Catastrophe bonds	—	(158,976)	(1,000)	(159,976)
Noncontrolling interest (b)	—	—	(434,436)	(434,436)
Total investments, excluding assets managed on behalf of AlphaCat investors, catastrophe bonds and noncontrolling interest	$288,289	$5,353,225	$457,299	$6,098,813

(a)	Included in the short-term investments balance are assets managed in support of AlphaCat's fully collateralized reinsurance transactions.

(b)
Included in the hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At December 31, 2014, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. government and government agency	$—	$760,086	$—	$760,086
Non-U.S. government and government agency	—	278,728	—	278,728
U.S. states, municipalities and political subdivisions	—	449,623	—	449,623
Agency residential mortgage-backed securities	—	529,231	—	529,231
Non-agency residential mortgage-backed securities	—	37,807	—	37,807
U.S. corporate	—	1,499,706	—	1,499,706
Non-U.S. corporate	—	563,162	—	563,162
Bank loans	—	416,256	32,748	449,004
Catastrophe bonds	—	70,664	5,000	75,664
Asset-backed securities	—	647,482	—	647,482
Commercial mortgage-backed securities	—	242,238	—	242,238
Total fixed maturities	—	5,494,983	37,748	5,532,731
Total short-term investments (a)	942,716	108,358	—	1,051,074
Other investments
Fund of hedge funds	—	—	1,775	1,775
Preferred stock	—	6,334	—	6,334
Hedge funds (b)	—	—	496,960	496,960
Private equity investments	—	—	53,371	53,371
Investment fund	—	140,045	104,787	244,832
Mutual funds	—	9,739	—	9,739
Total other investments	—	156,118	656,893	813,011
Total investments including assets managed on behalf of AlphaCat investors, catastrophe bonds and noncontrolling interest	$942,716	$5,759,459	$694,641	$7,396,816
Assets managed on behalf of AlphaCat investors (a)	(696,924)	—	—	(696,924)
Catastrophe bonds	—	(70,664)	(5,000)	(75,664)
Noncontrolling interest (b)	—	—	(430,494)	(430,494)
Total investments, excluding assets managed on behalf of AlphaCat investors, catastrophe bonds and noncontrolling interest	$245,792	$5,688,795	$259,147	$6,193,734

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

At September 30, 2015, Level 3 investments excluding the catastrophe bonds and noncontrolling interests totaled $457,299 (December 31, 2014: $259,147), representing 7.5% (December 31, 2014: 4.2%) of total investments, excluding assets managed on behalf of AlphaCat investors, catastrophe bonds and noncontrolling interests, measured at fair value on a recurring basis.

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
Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. The Company's hedge funds, a fund of hedge funds, private equity investments, certain bank loans, an investment fund and certain catastrophe bonds are the only financial instruments in this category as at September 30, 2015. For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the fund administrators and investment managers to ensure that the hedge fund investments are following fair value principles consistent with U.S. GAAP in determining the net asset value (“NAV”).
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
Fund of hedge funds
The fund of hedge funds includes a side pocket. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund's administrator provides a monthly reported NAV with a one month delay in its valuation which was used as a basis for fair value measurement in the Company's September 30, 2015 Consolidated Balance Sheet. The fund manager has provided an estimate of the fund NAV at September 30, 2015 based on the estimated performance provided from the underlying funds. To determine the reasonableness of the estimated NAV, the Company compares the one month delayed fund administrator's NAV to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset.
Hedge funds
The hedge funds were valued at $503,625 at September 30, 2015 (December 31, 2014: $496,960). The hedge funds consist of investments in five Paulson & Co. managed funds (the "Paulson hedge funds") and one hedge fund assumed in the acquisition of Flagstone Reinsurance Holdings, S.A. (the "Flagstone Acquisition") (the "Flagstone hedge fund").
The Paulson hedge funds' administrator provides monthly reported NAVs with a one month delay in its valuation which was used as a partial basis for fair value measurement in the Company's September 30, 2015 Consolidated Balance Sheet. The fund manager provides an estimate of the NAV as at September 30, 2015 based on estimated performance. The Company adjusts fair value to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the fund manager's estimated NAV and the fund administrator's NAV. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. Historically, the Company's valuation estimates have not materially differed from the subsequent NAVs.
The Flagstone hedge fund's administrator provides quarterly NAVs with a three-month delay in valuation which was used as a basis for fair value measurement in the Company's September 30, 2015 Consolidated Balance Sheet.
As these valuation techniques incorporate both observable and significant unobservable inputs, both the Paulson hedge funds and the Flagstone hedge fund are classified as Level 3 assets. The Paulson hedge funds are subject to quarterly liquidity.
Private equity investments
The private equity funds provide quarterly or semi-annual partnership capital statements with a three or six month delay which are used as a basis for valuation in the Company's September 30, 2015 Consolidated Balance Sheet. These private equity investments vary in investment strategies and are not actively traded in any open markets. As this valuation technique can incorporate significant unobservable inputs, the private equity investments are classified as Level 3 assets.
Investment funds
Investment funds classified as Level 3 assets consists of one structured securities fund that invests across asset backed securities, residential mortgage backed securities and commercial mortgage backed securities. The fair value of units in the investment fund is based on the NAV of the fund as reported by the independent fund administrator. The fund's administrator provides a monthly reported NAV with a one-month delay in its valuation which was used as a basis for fair value measurement in the Company's September 30, 2015 Consolidated Balance Sheet. As this valuation technique incorporates both observable and significant unobservable inputs, the investment fund investment is classified as a Level 3 asset.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Level 3 investments - Beginning of period	$931,649	$746,396	$694,641	$576,871
Purchases	127,350	25,784	326,949	125,784
Sales	(73,105)	(24,175)	(86,143)	(49,508)
Settlements	(13,815)	—	(22,013)	(1,500)
Net realized (losses) gains	(40,721)	2,554	(40,732)	8,198
Change in net unrealized (losses) gains	(38,623)	(57,776)	20,033	26,235
Transfers into Level 3	—	—	—	6,703
Level 3 investments - End of period	$892,735	$692,783	$892,735	$692,783
Catastrophe Bonds	(1,000)	—	(1,000)	—
Noncontrolling interest (a)	(434,436)	(495,365)	(434,436)	(495,365)
Level 3 investments - End of period excluding catastrophe bonds and noncontrolling interest	$457,299	$197,418	$457,299	$197,418

(a)
Includes Level 3 investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

There have not been any transfers into or out of Level 3 during the three months ended September 30, 2015 and 2014 or the nine months ended September 30, 2015. During the nine months ended September 30, 2014 there was a transfer of investments from Level 2 into Level 3 of the fair value hierarchy. This transfer was due to a reassessment of the extent of unobservable inputs used in establishing the fair value of certain catastrophe bonds.
5. Investments in affiliates
The following table presents the Company's investments in affiliates as at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Investment affiliates	$88,134	$63,506
Operating affiliates	259,828	197,977
Investments in affiliates	$347,962	$261,483

(a)	Investment affiliate
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
The following table presents a reconciliation of the beginning and ending investment in the Company's investment affiliates balance for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Investment affiliates, beginning of period	$89,681	$40,627	$63,506	$34,500
Net capital (distributions) contributions	(4,029)	—	19,086	—
Income from investment affiliate	2,482	1,754	5,542	7,881
Investment affiliates, end of period	$88,134	$42,381	$88,134	$42,381
The following table presents the Company's investment in the Partnerships as at September 30, 2015:

	Investment in investment affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
Aquiline Financial Services Fund II L.P.	$55,098	—%	8.1%	$74,341
Aquiline Financial Services Fund III L.P.	$13,890	—%	13.7%	$13,793
Total	$68,988			$88,134
The following table presents the Company's investment in the Partnership as at December 31, 2014:

	Investment in investment affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
Aquiline Financial Services Fund II L.P.	$51,001	—%	8.1%	$63,506

(b)	Operating affiliates
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
AlphaCat Re 2011 is now considered "off-risk" as the risk periods for all reinsurance contracts written have expired. As a result, partial returns of investment have been made to the investors of AlphaCat Re 2011.The Company's portion of the returns made during the three and nine months ended September 30, 2015 and 2014 are included in the tables below.

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
AlphaCat Re 2012 is now considered "off-risk" as the risk periods for all reinsurance contracts written have expired. As a result, partial returns of investment have been made to the investors of AlphaCat Re 2012.The Company's portion of the returns made during the three and nine months ended September 30, 2015 and 2014 are included in the tables below.
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
AlphaCat 2013 is now considered "off-risk" as the risk periods for all risk-linked instruments have expired. As a result, partial returns of investment have been made to the investors of AlphaCat 2013. The Company's portion of the returns made during the three and nine months ended September 30, 2015 and 2014 are included in the tables below.
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
AlphaCat 2014 is now considered "off-risk" as the risk periods for all risk-linked instruments have expired. As a result, partial returns of investment have been made to the investors of AlphaCat 2014. The Company's portion of the returns made during the three and nine months ended September 30, 2015 and 2014 are included in the table below.
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
AlphaCat ILS funds
The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and insurance linked securities ("ILS") contracts. AlphaCat ILS funds primarily deploy their capital through the AlphaCat Master Fund Ltd. (the "AlphaCat Master Fund") and AlphaCat Re. All of the funds are variable interest entities and are accounted for as equity method investments because the Company holds an equity interest of less than 50% and has significant influence. Two of these funds had been consolidated by the Company as the primary beneficiary from formation through to December 31, 2013 and May 31, 2015, respectively. However, on January 1, 2014 and June 1, 2015 the funds received $35,000 and $40,000 in additional third party subscriptions, respectively, resulting in a reduction of the Company’s equity interest below 50%. Therefore, these funds were deconsolidated and accounted for as an equity method investments from January 1, 2014 and June 1, 2015, respectively, since the Company retained significant influence. The fair value of the retained interest, based on the fair value of the underlying instruments in AlphaCat Master Fund and AlphaCat Re, amounted to $113,455 and $96,770 as at January 1, 2014 and June 1, 2015, respectively. The deconsolidations resulted in a gain of $1,372 and a loss of $1,777 which is included in the Consolidated Statements of Comprehensive Income as other insurance related income for the nine months ended September 30, 2014 and the nine months ended September 30, 2015, respectively. The Company's maximum exposure to any of the funds is the amount of capital invested at any given time.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

AlphaCat Master Fund Ltd. and AlphaCat Reinsurance Ltd.
The Company utilizes AlphaCat Master Fund and AlphaCat Re for the purpose of investing in capital market products and writing collateralized reinsurance, respectively, on behalf of certain entities within the AlphaCat operating segment and other third party investors. AlphaCat Master Fund and AlphaCat Re are market facing entities which enter into transactions on behalf of AlphaCat 2014, AlphaCat 2015, the AlphaCat ILS funds and other third party investors ("AlphaCat direct"). The Company owns all of the voting equity interest in AlphaCat Master Fund and AlphaCat Re and, as a result, their financial statements are included in the Consolidated Financial Statements of the Company.
BetaCat ILS funds
The BetaCat ILS funds invest exclusively in catastrophe bonds (principal-at-risk variable rate notes and other event-linked securities, being referred to collectively as “Cat Bonds”) focused on property and casualty risk and issued under Rule 144A of the Securities Act of 1933, following a passive buy-and-hold investment strategy. One of the funds is a variable interest entity and is consolidated by the Company as the primary beneficiary. The remaining fund is consolidated by the Company as it owns all of the voting equity interest. The Company's maximum exposure to either of the funds is the amount of capital invested at any given time. As at September 30, 2015, no third party subscriptions had been received.
The following tables present a reconciliation of the beginning and ending investment in operating affiliates for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat 2014	AlphaCat 2015	AlphaCat ILS funds	Total
As at June 30, 2015	$4,601	$707	$1,043	$723	$30,598	$246,768	$284,440
Gain on redemption of shares	—	—	—	—	—	(6,761)	(6,761)
Return of investment	—	—	—	—	—	(23,377)	(23,377)
Income (loss) from operating affiliates	396	(8)	(8)	(12)	1,077	4,081	5,526
As at September 30, 2015	$4,997	$699	$1,035	$711	$31,675	$220,711	$259,828

	Three Months Ended September 30, 2014
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at June 30, 2014	$4,172	$2,204	$2,580	$25,014	$139,022	$172,992
Return of investment	—	(1,516)	(6)	—	—	(1,522)
(Loss) income from operating affiliates	(5)	(9)	7	1,367	2,401	3,761
As at September 30, 2014	$4,167	$679	$2,581	$26,381	$141,423	$175,231

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Nine Months Ended September 30, 2015
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat 2014	AlphaCat 2015	AlphaCat ILS funds	Total
As at December 31, 2014	$4,606	$735	$1,068	$28,085	$25,600	$137,883	$197,977
Purchase of shares	—	—	—	—	2,400	8,000	10,400
Gain on redemption of shares	—	—	—	—	—	(6,761)	(6,761)
Return of investment	—	—	—	(27,264)	—	(23,377)	(50,641)
Fair value of retained interest on deconsolidation of AlphaCat ILS fund	—	—	—	—	—	96,770	96,770
Income (loss) from operating affiliates	391	(36)	(33)	(110)	3,675	8,196	12,083
As at September 30, 2015	$4,997	$699	$1,035	$711	$31,675	$220,711	$259,828

	Nine Months Ended September 30, 2014
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at December 31, 2013	$9,809	$1,313	$51,744	$21,982	$21,895	$106,743
Return of investment	(5,825)	(1,516)	(51,206)	—	—	(58,547)
Fair value of retained interest on deconsolidation of AlphaCat ILS fund	—	—	—	—	113,455	113,455
Income from operating affiliates	183	882	2,043	4,399	6,073	13,580
As at September 30, 2014	$4,167	$679	$2,581	$26,381	$141,423	$175,231
The following table presents the Company's investments in AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014, AlphaCat 2015 and the AlphaCat ILS funds in the Consolidated Financial Statements as at September 30, 2015:

	Investment in operating affiliates
	Cost	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$4,997	43.7%	22.3%	$4,997
AlphaCat Re 2012	699	49.0%	37.9%	699
AlphaCat 2013	1,035	40.9%	19.7%	1,035
AlphaCat 2014	711	42.3%	19.6%	711
AlphaCat 2015	28,000	40.0%	20.0%	31,675
AlphaCat ILS funds	214,484	n/a	(a)	220,711
Total	$249,926			$259,828

(a)	Equity ownership in the funds was 7.6%, 19.4%, 9.1% and 32.5% as at September 30, 2015.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the Company's investments in AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014, AlphaCat 2015 and the AlphaCat ILS funds in the Consolidated Financial Statements as at December 31, 2014:

	Investment in operating affiliates
	Cost	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$4,606	43.7%	22.3%	$4,606
AlphaCat Re 2012	735	49.0%	37.9%	735
AlphaCat 2013	1,068	40.9%	19.7%	1,068
AlphaCat 2014	22,000	42.3%	19.6%	28,085
AlphaCat 2015	25,600	40.0%	20.0%	25,600
AlphaCat ILS funds	133,091	n/a	(a)	137,883
Total	$187,100			$197,977

(a)	Equity ownership in the funds was 7.9%, 39.7% and 9.1% as at December 31, 2014.

(c)	Notes payable and (income) attributable to AlphaCat investors
Notes are issued during the course of a year by AlphaCat Master Fund and AlphaCat Re to AlphaCat 2014, AlphaCat 2015, the AlphaCat ILS funds (collectively the "feeder funds") and AlphaCat direct in order to fund the purchase of capital market products and to write collateralized reinsurance on their behalf. The underlying capital market products and collateralized reinsurance typically have at least a twelve month duration; however, they do not have a stated maturity date. Since repayment is dependent on the settlement of the underlying transactions, the notes are subsequently redeemed as the underlying transactions are settled. The Company’s investments in the feeder funds, together with investments made by third parties in the feeder funds and on a direct basis, are provided as consideration for these notes to AlphaCat Master Fund and AlphaCat Re, which are consolidated in the Company’s Consolidated Financial Statements. The effective economic interest in AlphaCat Master Fund and AlphaCat Re that results from these transactions is represented on the Consolidated Balance Sheet as notes payable to AlphaCat investors. The subsequent income or loss generated by the relevant capital market products or collateralized reinsurance is transferred to the operating affiliates and other third party investors as (income) loss attributable to AlphaCat investors in the Company’s Consolidated Statements of Comprehensive Income. The notes do not have any principal amount, since the final amount payable is dependent on the income or loss. To the extent that the (income) loss attributable to AlphaCat investors has not been returned to investors, it is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
The following tables present a reconciliation of the beginning and ending notes payable to AlphaCat investors for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	AlphaCat 2014	AlphaCat 2015	AlphaCat ILS funds	AlphaCat direct	Total
As at June 30, 2015	$—	$145,985	$1,235,328	$—	$1,381,313
Issuance of notes payable to AlphaCat investors	—	8,491	68,244	75,770	152,505
Redemption of notes payable to AlphaCat investors	—	—	(87,615)	—	(87,615)
Foreign exchange gain	—	(143)	(2,698)	(164)	(3,005)
As at September 30, 2015	$—	$154,333	$1,213,259	$75,606	$1,443,198

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended September 30, 2014
	AlphaCat 2014	AlphaCat ILS funds	Total
As at June 30, 2014	$157,992	$464,958	$622,950
Issuance of notes payable to AlphaCat investors	—	53,498	53,498
Redemption of notes payable to AlphaCat investors	—	(13,990)	(13,990)
Foreign exchange gain	(410)	(6,072)	(6,482)
As at September 30, 2014	$157,582	$498,394	$655,976

	Nine Months Ended September 30, 2015
	AlphaCat 2014	AlphaCat 2015	AlphaCat ILS funds	AlphaCat direct	Total
As at December 31, 2014	$157,384	$—	$514,081	$—	$671,465
Notes payable to AlphaCat investors recognized on deconsolidation of AlphaCat ILS fund	—	—	179,316	—	179,316
Issuance of notes payable to AlphaCat investors	—	154,358	1,077,661	75,770	1,307,789
Redemption of notes payable to AlphaCat investors	(157,074)	—	(551,985)	—	(709,059)
Foreign exchange gain	(310)	(25)	(5,814)	(164)	(6,313)
As at September 30, 2015	$—	$154,333	$1,213,259	$75,606	$1,443,198

	Nine Months Ended September 30, 2014
	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at December 31, 2013	$223,809	$—	$215,463	$439,272
Notes payable to AlphaCat investors recognized on deconsolidation of AlphaCat ILS fund	—	—	178,837	178,837
Issuance of notes payable to AlphaCat investors	—	157,914	487,329	645,243
Redemption of notes payable to AlphaCat investors	(223,512)	—	(378,556)	(602,068)
Foreign exchange gain	(297)	(332)	(4,679)	(5,308)
As at September 30, 2014	$—	$157,582	$498,394	$655,976
The portion of notes payable to AlphaCat investors that was due to the Company, as an investor in the operating affiliates, and third party investors as at September 30, 2015 amounted to $234,751 and $1,208,447, respectively (December 31, 2014: $148,264 and $523,201).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the (income) attributable to AlphaCat investors for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
AlphaCat 2013	$—	$(98)	$—	$(14,218)
AlphaCat 2014	—	(11,309)	(255)	(32,990)
AlphaCat 2015	(8,862)	—	(27,446)	—
AlphaCat ILS funds	(29,956)	(14,400)	(65,202)	(35,625)
AlphaCat direct	(1,438)	—	(1,438)	—
(Income) attributable to AlphaCat investors	$(40,256)	$(25,807)	$(94,341)	$(82,833)
The portion of income attributable to AlphaCat investors that was due to the Company, as an investor in the operating affiliates, and third party investors for the three months ended September 30, 2015 amounted to $6,623 and $33,633, respectively (2014: $4,993 and $20,814). The portion of income attributable to AlphaCat investors that was due to the Company, as an investor in the operating affiliates, and third party investors for the nine months ended September 30, 2015 amounted to $15,031 and $79,310, respectively (2014: $16,552 and $66,281).

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
The following tables present a reconciliation of the beginning and ending balances of redeemable noncontrolling interest and noncontrolling interest for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at June 30, 2015	$—	$510,090	$510,090
Loss attributable to noncontrolling interest	—	(71,663)	(71,663)
As at September 30, 2015	$—	$438,427	$438,427

	Three Months Ended September 30, 2014
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at June 30, 2014	$66,282	$575,347	$641,629
Issuance of shares	4,200	—	4,200
Loss attributable to noncontrolling interest	(9)	(53,060)	(53,069)
As at September 30, 2014	$70,473	$522,287	$592,760

	Nine Months Ended September 30, 2015
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at December 31, 2014	$79,956	$458,595	$538,551
Issuance of shares	55,700	—	55,700
Income (loss) attributable to noncontrolling interest	5,126	(20,168)	(15,042)
Adjustment to noncontrolling interest as a result of deconsolidation	(121,387)	—	(121,387)
Redemption of shares	(19,395)	—	(19,395)
As at September 30, 2015	$—	$438,427	$438,427

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
7. Derivative instruments
The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures and interest rate exposures. As at September 30, 2015, the Company held foreign currency forward contracts to mitigate the risk of fluctuations in the U.S. dollar against a number of foreign currencies. As at September 30, 2015, the Company held two interest rate swaps to fix the payment of interest on the Company's 2006 and 2007 Junior Subordinated Deferrable Debentures, as well as three interest rate swaps and one cross-currency interest rate swap to fix the payment of interest and mitigate the foreign exchange rate impact on Flagstone's 2006 and 2007 Junior Subordinated Deferrable Debentures.
As at September 30, 2015, the Company held one foreign currency forward contract to mitigate the risk of fluctuations in the U.S. dollar against the Euro that was not designated as a hedging instrument.
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments on the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014:

	As at September 30, 2015			As at December 31, 2014
Derivatives not designated as hedging instruments:	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$23,346	$174	$—	$26,755	$1,685	$—

(a)
Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses respectively on the Consolidated Balance Sheets. The net impact on earnings during the three and nine months ended September 30, 2015, recognized in income within other income, relating to the foreign currency forward contract that was not designated as a hedging instrument was ($184) and ($311), respectively (2014: $nil and $nil).

The following table summarizes information on the classification and amount of the fair value of derivatives designated as hedging instruments on the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014:

	As at September 30, 2015			As at December 31, 2014
Derivatives designated as hedging instruments:	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$188,691	$1,390	$4,918	$189,026	$401	$3,136
Interest rate swap contracts	$552,263	$21	$1,444	$552,263	$25	$1,169

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses, respectively on the Consolidated Balance Sheets.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Derivative instruments designated as a fair value hedge
The Company designates certain foreign currency derivative instruments as fair value hedges and formally and contemporaneously documents all relationships between the derivative instruments and hedged items and links the derivative instruments to specific assets and liabilities. The Company assesses the effectiveness of the hedges, both at inception and on an on-going basis and determines whether the hedges are highly effective in offsetting changes in fair value of the linked hedged items.
The following table provides the total impact on earnings, recognized in income within foreign exchange gains (losses), relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
Foreign currency forward contracts	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Amount of loss recognized in income on derivative	$(4,175)	$(14,817)	$(21,965)	$(9,979)
Amount of gain on hedged item recognized in income attributable to risk being hedged	$4,175	$14,817	$21,965	$9,979
Amount of gain (loss) recognized in income on derivative (ineffective portion)	$—	$—	$—	$—

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
The following table provides the total impact on other comprehensive income (loss) and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
Interest rate swap contracts	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Amount of effective portion recognized in other comprehensive income	$3,178	$3,302	$10,064	$9,762
Amount of effective portion subsequently reclassified to earnings	$(3,253)	$(3,302)	$(9,728)	$(9,762)
Amount of ineffective portion excluded from effectiveness testing	$75	$—	$(336)	$—
The above balances relate to interest payments and have therefore been classified as finance expenses in the Consolidated Statements of Comprehensive Income.

(d)	Balance sheet offsetting
There was no balance sheet offsetting activity as at September 30, 2015 or December 31, 2014.
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
The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Reserve for losses and loss expenses, beginning of period	$3,187,177	$2,867,307	$3,234,394	$3,030,399
Losses and loss expenses recoverable	(376,665)	(338,734)	(377,466)	(370,154)
Net reserves for losses and loss expenses, beginning of period	2,810,512	2,528,573	2,856,928	2,660,245
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	349,759	279,690	1,011,111	713,177
Prior years (a)	(91,501)	(55,565)	(245,778)	(167,636)
Total incurred losses and loss expenses (a)	258,258	224,125	765,333	545,541
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(63,151)	(74,618)	(105,216)	(99,326)
Prior years	(207,514)	(183,697)	(700,507)	(633,048)
Total net paid losses	(270,665)	(258,315)	(805,723)	(732,374)
Foreign exchange gain	(13,983)	(40,717)	(32,416)	(19,746)
Net reserve for losses and loss expenses, end of period	2,784,122	2,453,666	2,784,122	2,453,666
Losses and loss expenses recoverable	385,212	298,502	385,212	298,502
Reserve for losses and loss expenses, end of period	$3,169,334	$2,752,168	$3,169,334	$2,752,168
Incurred losses and loss expenses comprise:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gross losses and loss expenses (a)	$285,871	$222,356	$854,438	$587,111
Reinsurance recoverable	(27,613)	1,769	(89,105)	(41,570)
Net incurred losses and loss expenses (a)	$258,258	$224,125	$765,333	$545,541

(a)
Upon closing the acquisition of Western World, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $2,524 and $8,639 during the three and nine months ended September 30, 2015, respectively. The remaining fair value adjustment of $2,340 will be amortized during the remainder of 2015.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The September 30, 2015 gross reserves balances comprise reserves for reported claims of $1,295,473 (December 31, 2014: $1,495,323) and reserves for claims incurred but not reported of $1,873,861 (December 31, 2014: $1,739,071). The net favorable development on prior years by segment and line of business for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30, 2015
	Property	Marine	Specialty	Liability	Total (a)
Validus Re	$(27,613)	$(13,556)	$(9,306)	$—	$(50,475)
Talbot	(9,706)	(14,854)	(11,412)	—	(35,972)
Western World (b)	(1,054)	—	—	(4,000)	(5,054)
Net favorable development (b)	$(38,373)	$(28,410)	$(20,718)	$(4,000)	$(91,501)

(a)	AlphaCat has not had any development on prior accident years.

(b)
Upon closing the acquisition of Western World, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $2,524 during the three months ended September 30, 2015. The remaining fair value adjustment of $2,340 will be amortized during the remainder of 2015.

The Validus Re segment experienced favorable development on prior years primarily due to favorable development on events, including Superstorm Sandy, Hurricane Ike and the 2010 Chilean earthquake, along with favorable development on attritional losses. The Talbot segment experienced favorable development on prior years primarily due to favorable development on attritional losses. The Western World segment experienced favorable development on prior years primarily due to the amortization of the fair value adjustment made at the acquisition date as well as favorable development on attritional losses.

	Three Months Ended September 30, 2014
	Property	Marine	Specialty	Total (a)
Validus Re	$(16,384)	$(2,843)	$(913)	$(20,140)
Talbot	(13,285)	(11,922)	(10,218)	(35,425)
Net favorable development	$(29,669)	$(14,765)	$(11,131)	$(55,565)

(a)	AlphaCat has not had any development on prior accident years.
The Validus Re and Talbot segments experienced favorable development on prior years primarily due to favorable development on attritional losses.

	Nine Months Ended September 30, 2015
	Property	Marine	Specialty	Liability	Total
Validus Re	$(58,437)	$(29,225)	$(18,388)	$—	$(106,050)
AlphaCat	(844)	—	—	—	(844)
Talbot	(47,141)	(51,178)	(24,926)	—	(123,245)
Western World (a)	(4,648)	—	—	(10,991)	(15,639)
Net favorable development (a)	$(111,070)	$(80,403)	$(43,314)	$(10,991)	$(245,778)

(a)
Upon closing the acquisition of Western World, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $8,639 during the nine months ended September 30, 2015. The remaining fair value adjustment of $2,340 will be amortized during the remainder of 2015.

The Validus Re segment experienced favorable development on prior years primarily due to favorable development on events and attritional losses. The Talbot segment experienced favorable development on prior years primarily due to favorable development on attritional losses and certain events, including the Thailand floods, which was a 2011 notable loss event. The Western World segment experienced favorable development on prior years primarily due to the amortization of the fair value adjustment made at the acquisition date as well as favorable development on attritional losses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Nine Months Ended September 30, 2014
	Property	Marine	Specialty	Total
Validus Re	$(50,598)	$(5,213)	$(1,025)	$(56,836)
AlphaCat	(11,608)	—	—	(11,608)
Talbot	(43,905)	(18,191)	(37,096)	(99,192)
Net favorable development	$(106,111)	$(23,404)	$(38,121)	$(167,636)
The Validus Re segment experienced favorable development on prior years primarily due to favorable development on attritional losses, partially offset by an increase in the loss estimate on agriculture losses. The AlphaCat segment experienced favorable development on prior years primarily due to the partial release of a 2013 aggregate excess of loss contract. The Talbot segment experienced favorable development on prior years primarily due to a combination of favorable development on attritional losses and notable loss events, primarily the Tohoku earthquake.
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
Credit risk
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better as rated by Standard & Poor's or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At September 30, 2015, 98.7% (December 31, 2014: 98.0%) of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses and $241,283 of total IBNR recoverable (December 31, 2014: $231,129)) were fully collateralized or from reinsurers rated A- or better.
Reinsurance recoverables by reinsurer as at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015		December 31, 2014
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$330,550	81.2%	$312,205	75.1%
Other reinsurers’ balances > $1 million	67,209	16.5%	94,247	22.7%
Other reinsurers’ balances < $1 million	9,134	2.3%	9,092	2.2%
Total	$406,893	100.0%	$415,544	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2015
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Swiss Re	AA-	$78,548	19.3%
Lloyd's Syndicates	A+	71,085	17.5%
Everest Re	A+	47,395	11.6%
Hannover Re	AA-	42,706	10.5%
Fully Collateralized	NR	27,604	6.8%
Munich Re	AA-	19,063	4.7%
Hamilton Re	A-	12,613	3.1%
Transatlantic Re	A+	11,921	2.9%
National Indemnity Company	AA+	10,293	2.5%
XL Re	A+	9,322	2.3%
Total		$330,550	81.2%
NR: Not rated

	December 31, 2014
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Swiss Re	AA-	$70,848	17.0%
Lloyd's Syndicates	A+	62,318	15.0%
Everest Re	A+	51,425	12.4%
Hannover Re	AA-	40,927	9.8%
Fully Collateralized	NR	23,315	5.6%
Munich Re	AA-	19,384	4.7%
Transatlantic Re	A+	12,418	3.0%
XL Re	A+	11,114	2.7%
Berkshire Hathaway Homestate	AA+	10,372	2.5%
Merrimack Mutual Fire Insurance	A+	10,084	2.4%
Total		$312,205	75.1%
NR: Not rated
At September 30, 2015 and December 31, 2014, the provision for uncollectible reinsurance relating to reinsurance recoverables was $5,069 and $4,755, respectively. To estimate the provision for uncollectible reinsurance, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied, especially in relation to ceded IBNR. The Company then uses default factors to determine the portion of a reinsurer’s balance deemed to be uncollectible. Default factors require considerable judgment and are determined in part using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.

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
The Company has repurchased 74,797,775 common shares for an aggregate purchase price of $2,435,218 from the inception of its share repurchase program to September 30, 2015. The Company had $589,183 remaining under its authorized share repurchase program as of September 30, 2015.
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
The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2014	155,554,224
Restricted share awards vested, net of shares withheld	610,714
Restricted share units vested, net of shares withheld	13,260
Options exercised	782,465
Warrants exercised	1,461,715
Direct issuance of common stock	639
Performance share awards vested, net of shares withheld	11,524
Common shares issued, September 30, 2015	158,434,541
Treasury shares, September 30, 2015	(76,436,650)
Common shares outstanding, September 30, 2015	81,997,891

Common Shares
Common shares issued, December 31, 2013	154,488,497
Restricted share awards vested, net of shares withheld	594,582
Restricted share units vested, net of shares withheld	10,265
Options exercised	133,385
Direct issuance of common stock	1,060
Performance share awards vested, net of shares withheld	25,767
Common shares issued, September 30, 2014	155,253,556
Treasury shares, September 30, 2014	(66,141,285)
Common shares outstanding, September 30, 2014	89,112,271

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Warrants
During the nine months ended September 30, 2015, 1,796,793 warrants were exercised, which resulted in the issuance of 1,461,715 common shares. During the nine months ended September 30, 2014, no warrants were exercised. Holders of the outstanding warrants are entitled to exercise the warrants in whole or in part at any time until the expiration date. All outstanding warrants are due to expire on December 12, 2015. The total outstanding warrants at September 30, 2015 were 3,377,320 (December 31, 2014: 5,174,114). No further warrants are anticipated to be issued.

(c)	Dividends
On August 5, 2015, the Company announced a quarterly cash dividend of $0.32 (2014: $0.30) per common share and $0.32 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on September 30, 2015 to holders of record on September 15, 2015.
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
11. Stock plans

(a)	Long Term Incentive Plan and Short Term Incentive Plan
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 14,976,896 shares of which 1,988,523 shares remain available for issuance at September 30, 2015. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

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
The Company has not granted any stock options since September 4, 2009.
There were no share compensation expenses in respect of options recognized for the three and nine months ended September 30, 2015 and 2014.
Activity with respect to options for the nine months ended September 30, 2015 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2014	1,160,057	$7.12	$17.74
Options exercised	(1,094,656)	7.09	17.60
Options outstanding, September 30, 2015	65,401	$7.74	$20.17

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
At September 30, 2015 and December 31, 2014, there were no unrecognized share compensation expenses in respect of options.

ii.	Restricted share awards
Restricted shares granted under the LTIP and STIP vest either pro rata or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses during the three and nine months ended September 30, 2015 of $9,081 (2014: $8,180) and $26,213 (2014: $23,101), respectively. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share awards for the nine months ended September 30, 2015 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2014	2,858,711	$35.81
Restricted share awards granted	706,341	43.58
Restricted share awards vested	(783,704)	34.40
Restricted share awards forfeited	(52,642)	38.03
Restricted share awards outstanding, September 30, 2015	2,728,706	$38.19
Activity with respect to unvested restricted share awards for the nine months ended September 30, 2014 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2013	2,684,745	$33.74
Restricted share awards granted	925,610	37.33
Restricted share awards vested	(769,971)	31.47
Restricted share awards forfeited	(69,117)	36.28
Restricted share awards outstanding, September 30, 2014	2,771,267	$35.50
At September 30, 2015, there were $77,222 (December 31, 2014: $74,670) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.6 years (December 31, 2014: 2.7 years).

iii.	Restricted share units
Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses during the three and nine months ended September 30, 2015 of $310 (2014: $269) and $851 (2014: $602), respectively. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to unvested restricted share units for the nine months ended September 30, 2015 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2014	103,484	$36.54
Restricted share units granted	28,057	42.91
Restricted share units vested	(19,455)	34.58
Restricted share units issued in lieu of cash dividends	2,337	37.21
Restricted share units forfeited	(892)	35.42
Restricted share units outstanding, September 30, 2015	113,531	$38.47
Activity with respect to unvested restricted share units for the nine months ended September 30, 2014 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2013	66,518	$33.74
Restricted share units granted	53,025	38.10
Restricted share units vested	(18,325)	30.71
Restricted share units issued in lieu of cash dividends	1,479	34.19
Restricted share units outstanding, September 30, 2014	102,697	$36.54
At September 30, 2015, there were $3,085 (December 31, 2014: $2,774) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.8 years (December 31, 2014: 3.1 years).

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
The Company recognized share compensation expenses during the three and nine months ended September 30, 2015 of $592 (2014: $315) and $1,215 (2014: $549), respectively.
Activity with respect to unvested performance share awards for the nine months ended September 30, 2015 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2014	106,369	$36.03
Performance share awards granted	81,569	45.03
Performance share awards vested	(15,344)	31.38
Performance share awards outstanding, September 30, 2015	172,594	$40.70

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to unvested performance share awards for the nine months ended September 30, 2014 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2013	101,820	$33.56
Performance share awards granted	52,639	37.33
Performance share awards vested	(32,746)	32.62
Performance share awards conversion adjustment	(15,344)	$31.38
Performance share awards outstanding, September 30, 2014	106,369	$36.03
At September 30, 2015, there were $4,559 (December 31, 2014: $2,232) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 2.3 years (December 31, 2014: 2.1 years).

(b)	Total share compensation expenses
The breakdown of share compensation expenses by award type for the periods indicated was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Restricted share awards	$9,081	$8,180	26,213	23,101
Restricted share units	310	269	851	602
Performance share awards	592	315	1,215	549
Total	$9,983	$8,764	$28,279	$24,252

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

12. Debt and financing arrangements

(a)	Financing structure
The financing structure at September 30, 2015 was:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	134,504	134,504	134,504
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	598,254	538,054	538,054
2010 Senior Notes due 2040	250,000	250,000	247,387
Total debentures and senior notes payable	848,254	788,054	785,441
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	244,358	—
$30,000 secured bi-lateral letter of credit facility	30,000	10,172	—
Talbot FAL facility	25,000	25,000	—
AlphaCat Re secured letter of credit facility	30,000	30,000	—
IPC bi-lateral facility	25,000	10,782	—
$230,000 Flagstone bi-lateral facility	230,000	205,593	—
Total credit and other facilities	1,265,000	525,905	—
Total debt and financing arrangements	$2,113,254	$1,313,959	$785,441
The financing structure at December 31, 2014 was:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	135,727	135,727	135,727
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	599,477	539,277	539,277
2010 Senior Notes due 2040	250,000	250,000	247,306
Total debentures and senior notes payable	849,477	789,277	786,583
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	276,455	—
$200,000 secured bi-lateral letter of credit facility	200,000	15,649	—
Talbot FAL facility	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Re secured letter of credit facility	30,000	30,000	—
IPC bi-lateral facility	40,000	15,897	—
$375,000 Flagstone bi-lateral facility	375,000	198,389	—
Total credit and other facilities	1,605,000	561,684	—
Total debt and financing arrangements	$2,454,477	$1,350,961	$786,583

(a)	Indicates utilization of commitment amount, not necessarily drawn borrowings.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Senior notes and junior subordinated deferrable debentures
The following table summarizes the key terms of the Company's senior notes and junior subordinated deferrable debentures as at the issuance date for each placement.

Description	Issuance date	Commitment	Maturity date	Fixed/Spread		Interest payments due
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	9.069%	(a)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$134,504	September 15, 2036	3.540%	(b)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	8.480%	(a)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	3.000%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	3.100%	(b)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(a)	Semi-annually in arrears

(a)	Fixed interest rate.

(b)	Variable interest rate is the three-month LIBOR, reset quarterly, plus spread as noted in the table.
The following table summarizes the key terms of the Company's senior notes and junior subordinated deferrable debentures as at September 30, 2015:

Description	Issuance date	Commitment	Maturity date	Fixed/Spread		Interest payments due
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	5.831%	(b)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$134,482	September 15, 2036	6.463%	(b)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	5.180%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	5.900%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	5.983%	(b)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(a)	Semi-annually in arrears

(a)	Fixed interest rate.

(b)	Interest rate has been fixed as a result of interest rate swap contracts entered into by the Company.

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
Debt issuance costs were deferred as an asset and are amortized over the life of the 2010 Senior Notes. There were no redemptions made during the three and nine months ended September 30, 2015 and 2014.
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
Debt issuance costs for the 2006 and 2007 Junior Subordinated Deferrable Debentures were deferred as an asset and were amortized to income over the five year optional redemption periods. They are redeemable at the Company's option at par. There were no redemptions made during the three and nine months ended September 30, 2015 and 2014.
As part of the acquisition of Flagstone, the Company assumed junior subordinated deferrable debentures due 2036 and 2037 (respectively, the “Flagstone 2006 Junior Subordinated Deferrable Debentures” and “Flagstone 2007 Junior Subordinated Deferrable Debentures”). These debentures are redeemable quarterly at par. There were no redemptions made during the three and nine months ended September 30, 2015 and 2014.
Future payments of principal of $538,054 on the debentures discussed above are all expected to be after 2020.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

As of September 30, 2015, there were $244,358 in outstanding letters of credit under the Four Year Secured Facility (December 31, 2014: $276,455) and $nil (December 31, 2014: $nil) outstanding under the Four Year Unsecured Facility.
The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending March 31, 2012, to be increased quarterly by an amount equal to 50.0% of the Company’s consolidated net income (if positive) for such quarter plus 50.0% of the aggregate increases in the consolidated shareholders’ equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Reinsurance, Ltd. and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair).  In addition, the Credit Facilities contain customary negative covenants applicable to the Company, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type. As of September 30, 2015, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.

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
As of September 30, 2015, the Company had $25,000 (December 31, 2014: $25,000) in outstanding letters of credit under the Talbot FAL facility.
As of September 30, 2015, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL facility.

iii.	$25,000 IPC bi-lateral facility
The Company assumed an existing evergreen letter of credit facility through the acquisition of IPC Holdings, Ltd. (the "IPC bi-lateral facility"). As of September 30, 2015, there were $10,782 outstanding letters of credit issued under the IPC bi-lateral facility (December 31, 2014: $15,897). As of September 30, 2015, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC bi-lateral facility.

iv.	$30,000 secured bi-lateral letter of credit facility
The Company is party to an evergreen secured bi-lateral letter of credit facility with Citibank Europe plc (the “Secured bi-lateral letter of credit facility”). As of September 30, 2015, $10,172 (December 31, 2014: $15,649) of letters of credit were outstanding under the Secured bi-lateral letter of credit facility. The Secured bi-lateral letter of credit facility has no fixed termination date and as of September 30, 2015, and throughout the reporting periods presented, the Company is in compliance with all terms and covenants thereof. During the period ended March 31, 2015 the size of the facility was decreased to $30,000 from $200,000.

v.	$10,000 PaCRe senior secured letter of credit facility
On May 11, 2012, PaCRe and its subsidiary, PaCRe Investments, Ltd. entered into a secured evergreen credit and letter of credit facility with JPMorgan Chase Bank, N.A. This facility provides for revolving borrowings by PaCRe and for letters of credit issued by PaCRe to be used to support its reinsurance obligations. This facility was terminated on May 29, 2015; therefore, as of September 30, 2015, $nil (December 31, 2014: $294) letters of credit were outstanding under this facility. PaCRe was in compliance with all covenants and restrictions thereof through the termination date.

vi.	$30,000 AlphaCat Re secured letter of credit facility
In 2013, AlphaCat Re entered into a secured evergreen letter of credit facility with Comerica Bank. This facility provided for letters of credit issued by AlphaCat Re to be used to support its reinsurance obligations in the aggregate amount of $24,800. During the period ended March 31, 2014 the size of the facility was increased to $30,000 from $24,800. As of September 30, 2015, $30,000 (December 31, 2014: $30,000) of letters of credit were outstanding under this facility. As of September 30, 2015, and throughout the reporting periods presented, AlphaCat Re was in compliance with all covenants and restrictions thereof.

vii.	$230,000 Flagstone bi-lateral facility
As part of the Flagstone Acquisition, the Company assumed an evergreen Letters of Credit Master Agreement between Citibank Europe Plc and Flagstone Reassurance Suisse, S.A. (the “Flagstone Bi-Lateral Facility”). At September 30, 2015, the Flagstone Bi-Lateral Facility had $205,593 (December 31, 2014: $198,389) letters of credit issued and outstanding. As of September 30, 2015, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Flagstone Bi-Lateral Facility. During the period ended March 31, 2015 the size of the facility was decreased to $230,000 from $375,000.

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
Finance expenses consist of interest on the junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, credit facilities fees, bank charges, AlphaCat financing fees and Talbot FAL costs as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
2006 Junior Subordinated Deferrable Debentures	$2,235	$2,235	$6,633	$6,633
2007 Junior Subordinated Deferrable Debentures	1,848	1,848	5,492	5,492
Flagstone 2006 Junior Subordinated Deferrable Debentures	2,274	2,269	6,735	6,736
Flagstone 2007 Junior Subordinated Deferrable Debentures	1,807	1,807	5,335	5,335
2010 Senior Notes due 2040	5,597	5,597	16,791	16,791
Credit facilities	1,293	1,295	4,193	4,225
Bank charges	76	88	337	303
AlphaCat fees (a)	2,348	384	9,456	2,030
Talbot FAL Facility	20	(169)	113	(165)
Total finance expenses	$17,498	$15,354	$55,085	$47,380

(a)	Includes finance expenses incurred by AlphaCat Managers, Ltd. in relation to fund raising for AlphaCat direct, the AlphaCat ILS funds, AlphaCat 2015 and AlphaCat 2014.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

13. Accumulated other comprehensive loss
The changes in accumulated other comprehensive loss, by component for the three and nine months ended September 30, 2015 and 2014 is as follows:

Three Months Ended September 30, 2015	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance beginning of period, net of tax	$(8,374)	$(53)	$(639)	$(9,066)
Net current period other comprehensive (loss) income, net of tax	(1,850)	(28)	75	(1,803)
Balance end of period, net of tax	$(10,224)	$(81)	$(564)	$(10,869)

Three Months Ended September 30, 2014	Foreign currency translation adjustment	Total
Balance beginning of period, net of tax	$2,460	$2,460
Net current period other comprehensive loss, net of tax	(5,198)	(5,198)
Balance end of period, net of tax	$(2,738)	$(2,738)

Nine Months Ended September 30, 2015	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance beginning of period, net of tax	$(8,118)	$(210)	$(228)	$(8,556)
Net current period other comprehensive (loss) income, net of tax	(2,106)	129	(336)	(2,313)
Balance end of period, net of tax	$(10,224)	$(81)	$(564)	$(10,869)

Nine Months Ended September 30, 2014	Foreign currency translation adjustment	Total
Balance beginning of period, net of tax	$(617)	$(617)
Net current period other comprehensive loss, net of tax	(2,121)	(2,121)
Balance end of period, net of tax	$(2,738)	$(2,738)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

14. Commitments and contingencies

(a)	Concentrations of credit risk
The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain a minimum weighted-average portfolio credit rating of A+. In addition, the portfolio limits the amount of “risk assets,” such as non-investment grade debt and equity securities, to a maximum of 35% of shareholders’ equity. The Company also limits its exposure to any single issuer to 3.75% or less of total cash and investments, excluding government and agency securities, depending on the credit rating of the issuer. With the exception of the Company's non-investment grade bank loan portfolio, which represents 7.7% of total managed cash and investments as at September 30, 2015, and certain capital securities issued by investment grade corporations, the minimum credit rating of any security purchased is Baa3/BBB-. Managed cash and investments consist of total cash and investments less restricted cash, assets managed on behalf of AlphaCat investors, catastrophe bonds and noncontrolling interests. In total, investments in below investment grade securities are limited to no more than 15% of the Company's managed cash and investment portfolio. As at September 30, 2015, 9.5% of the Company's total managed cash and investment portfolio was below investment grade. The Company did not have an aggregate exposure to any single issuer of more than 0.7% of total cash and investments, other than with respect to government and agency securities as at September 30, 2015.

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
Whenever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company's 2015 estimated premium income at Lloyd's of £625,000, at the September 30, 2015 exchange rate of £1 equals $1.51 and assuming the maximum 3% assessment, the Company would be assessed approximately $28,313.

(d)	Investment in affiliate commitments
As discussed in Note 5 "Investments in affiliates," on December 20, 2011 the Company entered into an Assignment and Assumption Agreement with Aquiline Capital Partners LLC, pursuant to which it assumed total capital commitments of $50,000. This interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of January 9, 2013. The Company’s remaining commitment at September 30, 2015 was $4,085 (December 31, 2014: $7,500).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

On October 2, 2014, the Company assumed an additional investment in Aquiline Capital Partners II GP (Offshore) Ltd. as part of the Western World acquisition representing a total capital commitment of $10,000. This interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of January 9, 2013. The Company's remaining capital commitment at September 30, 2015 was $817 (December 31, 2014: $1,499).
On November 7, 2014, the Company entered into a Subscription Agreement with Aquiline Capital Partners III GP (Offshore) Ltd., pursuant to which it assumed total capital commitments of $100,000 in respect of Limited Partnership Interests in Aquiline Financial Services Fund III L.P. (the "Fund"). The Limited Partnership Interests are governed by the terms of the Aquiline III Limited Partnership Agreement dated November 7, 2014. The Company’s remaining commitment at September 30, 2015 was $86,110 (December 31, 2014: $100,000).
On December 29, 2014, the Company entered into an agreement with AlphaCat 2015 pursuant to which it assumed total capital commitments of $28,000. The Company’s remaining commitment at September 30, 2015 was $nil (December 31, 2014: $2,400).
On December 29, 2014, the Company entered into an agreement with an AlphaCat ILS fund pursuant to which it assumed total capital commitments of $20,000. The Company’s remaining commitment at September 30, 2015 was $nil (December 31, 2014: $8,000).

(e)	Fixed maturity commitment
As at September 30, 2015, the Company had an outstanding commitment to participate in certain secured loan facilities through participation agreements with an established loan originator. The undrawn amount under the revolver facility participations as at September 30, 2015 was $28,831 (December 31, 2014: $7,539).

(f)	Other investment commitments
As at September 30, 2015, the Company had capital commitments in private equity investments of $153,000 (December 31, 2014: $153,000). The Company's remaining commitment to these investments at September 30, 2015 was $76,519 (December 31, 2014: $83,712).

(g)	Multi-Beneficiary Reinsurance Trust ("MBRT")
In December 2014, the Company established an MBRT to collateralize its (re)insurance liabilities associated with and for the benefit of U.S. domiciled cedants, and was approved as a trusteed reinsurer in the State of New Jersey. As at September 30, 2015, the Company was approved in a total of 46 jurisdictions. As a result, cedants domiciled in those jurisdictions will receive automatic credit in their regulatory filings for reinsurance provided by the Company.

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
Aquiline Capital Partners, LLC and its related companies ("Aquiline"), which hold warrants to purchase 2,756,088 shares, and have two employees on the Company's Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. ("Group Ark"). Christopher E. Watson, a director of the Company, serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three and nine months ended September 30, 2015 of $322 (2014: $246) and $2,718 (2014: $2,190), respectively with $1,484 included in premiums receivable at September 30, 2015 (December 31, 2014: $335). The Company also recognized reinsurance premiums ceded during the three and nine months ended September 30, 2015 of $23 (2014: $127) and $24 (2014: $127) and had reinsurance balances payable of $4 at September 30, 2015 (December 31, 2014: $4). The Company recorded $815 of loss reserves recoverable at September 30, 2015 (December 31, 2014: $1,063). Earned premium adjustments of $870 (2014: $694) and $2,187 (2014: $1,653) were recorded during the three and nine months ended September 30, 2015.
On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. ("Conning") to manage a portion of the Company's investment portfolio. Aquiline acquired Conning on June 16, 2009. Jeffrey W. Greenberg, a director of the Company, serves as a director of Conning Holdings Corp., the parent company of Conning. During the three months ended September 30, 2015, Aquiline disposed of its investment in Conning. Therefore, effective September 30, 2015, Conning was no longer a related party. Investment management fees earned by Conning for the three and nine months ended September 30, 2015 were $436 and $841, respectively. Investment management fees earned by Conning for the three and nine months ended September 30, 2014 were ($7) and $219 respectively, with $515 included in accounts payable and accrued expenses at December 31, 2014.
On December 20, 2011, the Company entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which the Company has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Aquiline II Partnership") representing a total capital commitment of $50,000 (the "Aquiline II Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). On October 2, 2014, the Company assumed an additional investment in the Aquiline II Partnership as part of the Western World acquisition representing a total capital commitment of $10,000. Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital Partners LLC. For the three and nine months ended September 30, 2015, the Company incurred $155 (2014: $nil) and $1,092 (2014: $nil) in partnership fees and made net capital (distributions) contributions of ($3,684) (2014: $nil) and $5,293 (2014: $nil), with $nil included in accounts payable and accrued expenses at September 30, 2015 (December 31, 2014: $nil).
On November 7, 2014, the Company, entered into a Subscription Agreement (the "Subscription Agreement") with Aquiline Capital Partners III GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "Aquiline III General Partner") pursuant to which the Company is committing and agreeing to purchase limited partnership or other comparable limited liability equity interests (the "Limited Partnership Interests") in Aquiline Financial Services Fund III L.P., a Cayman Islands exempted limited partnership (the "Aquiline III Partnership"), and/or one or more Alternative Investment Vehicles and Intermediate Entities (together with the Aquiline III Partnership, the "Fund" or the "Entities") with a capital commitment (the "Aquiline III Commitment") in an amount equal to $100,000, as a limited partner in the Aquiline Financial Services III Partnership. For the three months ended September 30, 2015, the Company incurred partnership fees of $nil and made net capital distributions of ($345). For the nine months ended September 30, 2015, the Company incurred partnership fees of $nil and made net capital contributions of $13,793, with $nil included in accounts payable and accrued expenses at September 30, 2015 (December 31, 2014: $nil).
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

16. Earnings per share
The following table sets forth the computation of basic and earnings per diluted share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Basic earnings per share
Net (loss) income	$(5,013)	$(13,397)	$289,032	$381,172
Loss (income) attributable to noncontrolling interest	71,663	53,069	15,042	(25,745)
Net income available to Validus	66,650	39,672	304,074	355,427
Less: Dividends and distributions declared on outstanding warrants	(1,080)	(1,552)	(3,566)	(4,656)
Income available to common shareholders	$65,570	$38,120	$300,508	$350,771

Weighted average number of common shares outstanding	82,635,316	90,593,329	83,296,703	91,665,950

Basic earnings per share available to common shareholders	$0.79	$0.42	$3.61	$3.83

Earnings per diluted share
Net (loss) income	$(5,013)	$(13,397)	$289,032	$381,172
Loss (income) attributable to noncontrolling interest	71,663	53,069	15,042	(25,745)
Net income available to Validus	66,650	39,672	304,074	355,427
Less: Dividends and distributions declared on outstanding warrants	—	(1,552)	—	—
Income available to common shareholders	$66,650	$38,120	$304,074	$355,427

Weighted average number of common shares outstanding	82,635,316	90,593,329	83,296,703	91,665,950
Share equivalents:
Warrants	2,054,378	—	2,290,892	2,747,399
Stock options	47,702	760,267	190,429	752,145
Unvested restricted shares	892,098	586,014	1,063,903	772,147
Weighted average number of diluted common shares outstanding	85,629,494	91,939,610	86,841,927	95,937,641

Earnings per diluted share available to common shareholders	$0.78	$0.41	$3.50	$3.70
Share equivalents that would result in the issuance of 25,237 common shares (2014: 4,712) were outstanding for the nine months ended September 30, 2015, but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

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
AlphaCat Segment
The AlphaCat segment manages strategic relationships that leverage the Company’s underwriting and investment expertise and earns management, performance and underwriting fees primarily from the Company’s operating affiliates and other third party investors, AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014 and AlphaCat 2015, as well as PaCRe, the AlphaCat ILS funds, the BetaCat ILS funds and AlphaCat direct.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and "Corporate":

Three Months Ended September 30, 2015	Validus Re Segment	AlphaCat Segment	Talbot Segment	Western World Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$102,913	$9,448	$226,025	$70,871	$(7,576)	$401,681
Reinsurance premiums ceded	(15,462)	—	(35,823)	(4,716)	7,576	(48,425)
Net premiums written	87,451	9,448	190,202	66,155	—	353,256
Change in unearned premiums	153,210	35,276	15,942	(2,225)	—	202,203
Net premiums earned	240,661	44,724	206,144	63,930	—	555,459
Underwriting deductions
Losses and loss expenses	120,958	2,076	94,414	40,810	—	258,258
Policy acquisition costs	42,989	4,658	44,575	13,214	(345)	105,091
General and administrative expenses	19,964	4,674	43,292	9,587	18,482	95,999
Share compensation expenses	2,691	141	3,214	554	3,383	9,983
Total underwriting deductions	186,602	11,549	185,495	64,165	21,520	469,331

Underwriting income (loss)	$54,059	$33,175	$20,649	$(235)	$(21,520)	$86,128

Net investment income	18,362	1,533	6,457	5,634	(462)	31,524
Other insurance related income (loss)	2,569	7,522	470	248	(652)	10,157
Finance expenses	(3,624)	(2,355)	(57)	—	(11,462)	(17,498)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to AlphaCat investors	71,366	39,875	27,519	5,647	(34,096)	110,311
Tax benefit (expense)	851	—	(1,141)	(2,431)	703	(2,018)
Income from operating affiliates	—	5,526	—	—	—	5,526
(Income) attributable to AlphaCat investors	—	(40,256)	—	—	—	(40,256)
Net operating income (loss)	$72,217	$5,145	$26,378	$3,216	$(33,393)	$73,563

Net realized (losses) gains on investments	(1,512)	(40,673)	199	80	—	(41,906)
Change in net unrealized (losses) gains on investments	(6,257)	(36,673)	1,263	6,406	353	(34,908)
Income from investment affiliate	1,842	—	—	640	—	2,482
Foreign exchange (losses) gains	(441)	57	(3,682)	—	1,792	(2,274)
Other loss	(1,970)	—	—	—	—	(1,970)
Net income (loss)	$63,879	$(72,144)	$24,158	$10,342	$(31,248)	$(5,013)

Net loss attributable to noncontrolling interest	—	71,663	—	—	—	71,663
Net income (loss) available (attributable) to Validus	$63,879	$(481)	$24,158	$10,342	$(31,248)	$66,650
Selected ratios (a):
Net premiums written / Gross premiums written	85.0%	100.0%	84.2%	93.3%		87.9%
Losses and loss expenses	50.3%	4.6%	45.8%	63.8%		46.5%
Policy acquisition costs	17.9%	10.4%	21.6%	20.7%		18.9%
General and administrative expenses (b)	9.4%	10.8%	22.6%	15.9%		19.1%
Expense ratio	27.3%	21.2%	44.2%	36.6%		38.0%
Combined ratio	77.6%	25.8%	90.0%	100.4%		84.5%
Total assets	$4,441,212	$2,313,667	$2,923,237	$1,475,881	$81,966	$11,235,963

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Three Months Ended September 30, 2014	Validus Re Segment (c)	AlphaCat Segment	Talbot Segment	Corporate & Eliminations (c)	Total
Underwriting income
Gross premiums written	$114,380	$6,936	$245,685	$(8,027)	$358,974
Reinsurance premiums ceded	(10,382)	(648)	(27,134)	8,027	(30,137)
Net premiums written	103,998	6,288	218,551	—	328,837
Change in unearned premiums	122,712	28,850	14,297	—	165,859
Net premiums earned	226,710	35,138	232,848	—	494,696
Underwriting deductions
Losses and loss expenses	102,005	3,738	118,382	—	224,125
Policy acquisition costs	36,177	3,378	47,862	(1,013)	86,404
General and administrative expenses	18,522	7,719	37,709	19,369	83,319
Share compensation expenses	2,582	179	2,990	3,013	8,764
Total underwriting deductions	159,286	15,014	206,943	21,369	402,612

Underwriting income (loss)	$67,424	$20,124	$25,905	$(21,369)	$92,084

Net investment income	20,270	837	4,965	(811)	25,261
Other insurance related income (loss)	863	5,980	109	(3,342)	3,610
Finance expenses	(3,622)	(385)	162	(11,509)	(15,354)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to AlphaCat investors	84,935	26,556	31,141	(37,031)	105,601
Tax benefit (expense)	1,058	—	332	(437)	953
Income from operating affiliates	—	3,761	—	—	3,761
(Income) attributable to AlphaCat investors	—	(25,807)	—	—	(25,807)
Net operating income (loss)	$85,993	$4,510	$31,473	$(37,468)	$84,508

Net realized gains on investments	1,641	2,563	391	—	4,595
Change in net unrealized losses on investments	(21,624)	(60,253)	(3,097)	—	(84,974)
Income from investment affiliate	1,754	—	—	—	1,754
Foreign exchange (losses) gains	(6,056)	(51)	(7,114)	1,780	(11,441)
Other loss	(7,690)	—	—	—	(7,690)
Transaction expenses (d)	—	—	—	(149)	(149)
Net income (loss)	$54,018	$(53,231)	$21,653	$(35,837)	$(13,397)

Net loss attributable to noncontrolling interest	—	53,069	—	—	53,069
Net income (loss) available (attributable) to Validus	$54,018	$(162)	$21,653	$(35,837)	$39,672
Selected ratios (a):
Net premiums written / Gross premiums written	90.9%	90.7%	89.0%		91.6%
Losses and loss expenses	45.0%	10.6%	50.8%		45.3%
Policy acquisition costs	16.0%	9.6%	20.6%		17.5%
General and administrative expenses (b)	9.3%	22.5%	17.5%		18.6%
Expense ratio	25.3%	32.1%	38.1%		36.1%
Combined ratio	70.3%	42.7%	88.9%		81.4%
Total assets	$4,740,003	$1,688,191	$2,901,264	$749,678	$10,079,136

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

(c)
Beginning in the first quarter of 2015, certain intercompany reinsurance transactions were presented on a net basis for segmental reporting purposes. As a result, gross premiums written and reinsurance premiums ceded for the Validus Re segment and Corporate & Eliminations were reduced by $517 for the three months ended September 30, 2014 for comparative purposes. There was no impact to total gross premiums written and reinsurance premiums ceded on a consolidated basis.

(d)
The transaction expenses relate to costs incurred in connection with the acquisition of Western World, which was completed on October 2, 2014. Western World results have not been included in the Company's consolidated results for the three months ended September 30, 2014. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Nine Months Ended September 30, 2015	Validus Re Segment	AlphaCat Segment	Talbot Segment	Western World Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,111,020	$176,129	$789,148	$207,372	$(35,522)	$2,248,147
Reinsurance premiums ceded	(147,611)	(4,538)	(164,144)	(13,390)	35,522	(294,161)
Net premiums written	963,409	171,591	625,004	193,982	—	1,953,986
Change in unearned premiums	(205,110)	(54,196)	9,167	2,948	—	(247,191)
Net premiums earned	758,299	117,395	634,171	196,930	—	1,706,795
Underwriting deductions
Losses and loss expenses	357,491	1,232	268,512	138,098	—	765,333
Policy acquisition costs	128,909	12,162	141,338	27,110	(1,367)	308,152
General and administrative expenses	58,254	12,202	115,341	29,137	49,056	263,990
Share compensation expenses	7,665	440	9,195	1,525	9,454	28,279
Total underwriting deductions	552,319	26,036	534,386	195,870	57,143	1,365,754

Underwriting income (loss)	$205,980	$91,359	$99,785	$1,060	$(57,143)	$341,041

Net investment income	56,694	4,872	19,168	16,660	(1,241)	96,153
Other insurance related income (loss)	3,318	17,048	564	787	(3,580)	18,137
Finance expenses	(11,068)	(9,462)	(231)	—	(34,324)	(55,085)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to AlphaCat investors	254,924	103,817	119,286	18,507	(96,288)	400,246
Tax expense	(14)	—	(4,286)	(2,420)	(412)	(7,132)
Income from operating affiliates	—	12,083	—	—	—	12,083
(Income) attributable to AlphaCat investors	—	(94,341)	—	—	—	(94,341)
Net operating income (loss)	$254,910	$21,559	$115,000	$16,087	$(96,700)	$310,856

Net realized gains (losses) on investments	717	(40,544)	2,140	2,194	—	(35,493)
Change in net unrealized gains (losses) on investments	76	17,258	163	2,340	(71)	19,766
Income from investment affiliate	4,204	—	—	1,338	—	5,542
Foreign exchange (losses) gains	(6,571)	(37)	(4,949)	—	2,496	(9,061)
Other loss	(2,578)	—	—	—	—	(2,578)
Net income (loss)	$250,758	$(1,764)	$112,354	$21,959	$(94,275)	$289,032

Net loss attributable to noncontrolling interest	—	15,042	—	—	—	15,042
Net income (loss) available (attributable) to Validus	$250,758	$13,278	$112,354	$21,959	$(94,275)	$304,074
Selected ratios (a):
Net premiums written / Gross premiums written	86.7%	97.4%	79.2%	93.5%		86.9%
Losses and loss expenses	47.1%	1.0%	42.4%	70.1%		44.8%
Policy acquisition costs	17.0%	10.4%	22.3%	13.8%		18.1%
General and administrative expenses (b)	8.7%	10.8%	19.6%	15.6%		17.1%
Expense ratio	25.7%	21.2%	41.9%	29.4%		35.2%
Combined ratio	72.8%	22.2%	84.3%	99.5%		80.0%
Total assets	$4,441,212	$2,313,667	$2,923,237	$1,475,881	$81,966	$11,235,963

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Nine Months Ended September 30, 2014	Validus Re Segment (c)	AlphaCat Segment	Talbot Segment	Corporate & Eliminations (c)	Total
Underwriting income
Gross premiums written	$1,081,816	$135,073	$854,324	$(44,574)	$2,026,639
Reinsurance premiums ceded	(161,721)	(4,348)	(154,115)	44,574	(275,610)
Net premiums written	920,095	130,725	700,209	—	1,751,029
Change in unearned premiums	(233,271)	(32,444)	(41,658)	—	(307,373)
Net premiums earned	686,824	98,281	658,551	—	1,443,656
Underwriting deductions
Losses and loss expenses	247,848	(7,155)	304,848	—	545,541
Policy acquisition costs	106,547	9,414	138,383	(3,338)	251,006
General and administrative expenses	53,757	15,627	107,031	55,191	231,606
Share compensation expenses	7,126	330	8,434	8,362	24,252
Total underwriting deductions	415,278	18,216	558,696	60,215	1,052,405

Underwriting income (loss)	$271,546	$80,065	$99,855	$(60,215)	$391,251

Net investment income	54,810	2,546	14,322	(1,769)	69,909
Other insurance related income (loss)	2,385	21,482	384	(7,793)	16,458
Finance expenses	(11,131)	(2,039)	68	(34,278)	(47,380)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to AlphaCat investors	317,610	102,054	114,629	(104,055)	430,238
Tax benefit (expense)	1,176	—	(902)	(672)	(398)
Income from operating affiliates	—	13,580	—	—	13,580
(Income) attributable to AlphaCat investors	—	(82,833)	—	—	(82,833)
Net operating income (loss)	$318,786	$32,801	$113,727	$(104,727)	$360,587

Net realized gains on investments	5,411	10,230	552	—	16,193
Change in net unrealized (losses) gains on investments	(1,719)	15,706	2,159	—	16,146
Income from investment affiliate	7,881	—	—	—	7,881
Foreign exchange (losses) gains	(9,384)	(204)	(5,897)	724	(14,761)
Other loss	(1,473)	—	—	—	(1,473)
Transaction expenses (d)	—	—	—	(3,401)	(3,401)
Net income (loss)	$319,502	$58,533	$110,541	$(107,404)	$381,172

Net (income) attributable to noncontrolling interest	—	(25,745)	—	—	(25,745)
Net income (loss) available (attributable) to Validus	$319,502	$32,788	$110,541	$(107,404)	$355,427
Selected ratios (a):
Net premiums written / Gross premiums written	85.1%	96.8%	82.0%		86.4%
Losses and loss expenses	36.1%	(7.3)%	46.3%		37.8%
Policy acquisition costs	15.5%	9.6%	21.0%		17.4%
General and administrative expenses (b)	8.9%	16.2%	17.5%		17.7%
Expense ratio	24.4%	25.8%	38.5%		35.1%
Combined ratio	60.5%	18.5%	84.8%		72.9%
Total assets	$4,740,003	$1,688,191	$2,901,264	$749,678	$10,079,136

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

(c)
Beginning in the first quarter of 2015, certain intercompany reinsurance transactions were presented on a net basis for segmental reporting purposes. As a result, gross premiums written and reinsurance premiums ceded for the Validus Re segment and Corporate & Eliminations were reduced by $22,353 for the nine months ended September 30, 2014 for comparative purposes. There was no impact to total gross premiums written and reinsurance premiums ceded on a consolidated basis.

(d)
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three Months Ended September 30, 2015
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Western World	Eliminations	Total	%
United States	$34,578	$3,615	$21,886	$70,871	$(296)	$130,654	32.5%
Worldwide excluding United States (a)	5,409	100	30,721	—	(139)	36,091	9.0%
Australia and New Zealand	480	—	3,520	—	(92)	3,908	1.0%
Europe	6,142	22	7,839	—	(78)	13,925	3.5%
Latin America and Caribbean	18,771	—	27,249	—	(3,717)	42,303	10.5%
Japan	—	—	1,149	—	(94)	1,055	0.3%
Canada	319	(30)	1,455	—	(76)	1,668	0.4%
Rest of the world (b)	2,621	—	28,380	—	(499)	30,502	7.6%
Sub-total, non United States	33,742	92	100,313	—	(4,695)	129,452	32.3%
Worldwide including United States (a)	8,057	4,949	20,296	—	(2,593)	30,709	7.6%
Other location non-specific (c)	26,536	792	83,530	—	8	110,866	27.6%
Total	$102,913	$9,448	$226,025	$70,871	$(7,576)	$401,681	100.0%

	Three Months Ended September 30, 2014
	Gross Premiums Written
	Validus Re (d)	AlphaCat	Talbot	Eliminations (d)	Total	%
United States	$27,394	$2,206	$17,003	$363	$46,966	13.1%
Worldwide excluding United States (a)	9,167	(81)	29,781	498	39,365	10.9%
Australia and New Zealand	494	—	3,312	(23)	3,783	1.1%
Europe	7,540	312	9,821	708	18,381	5.1%
Latin America and Caribbean	15,394	—	24,740	(3,268)	36,866	10.3%
Japan	1,635	22	1,274	(45)	2,886	0.8%
Canada	179	—	2,430	(71)	2,538	0.7%
Rest of the world (b)	(138)	—	27,145	592	27,599	7.7%
Sub-total, non United States	34,271	253	98,503	(1,609)	131,418	36.6%
Worldwide including United States (a)	22,647	4,477	18,611	5,540	51,275	14.3%
Other location non-specific (c)	30,068	—	111,568	(12,321)	129,315	36.0%
Total	$114,380	$6,936	$245,685	$(8,027)	$358,974	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Nine Months Ended September 30, 2015
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Western World	Eliminations	Total	%
United States	$544,239	$42,200	$89,980	$207,372	$(2,417)	$881,374	39.2%
Worldwide excluding United States (a)	52,808	8,057	95,894	—	(1,183)	155,576	6.9%
Australia and New Zealand	12,002	624	6,569	—	(233)	18,962	0.8%
Europe	47,018	2,863	31,637	—	(1,093)	80,425	3.6%
Latin America and Caribbean	34,086	—	78,634	—	(9,913)	102,807	4.6%
Japan	39,191	1,671	4,746	—	(159)	45,449	2.0%
Canada	3,117	458	5,452	—	(216)	8,811	0.4%
Rest of the world (b)	24,615	—	76,368	—	(3,355)	97,628	4.3%
Sub-total, non United States	212,837	13,673	299,300	—	(16,152)	509,658	22.6%
Worldwide including United States (a)	131,405	115,414	74,794	—	(16,946)	304,667	13.6%
Other location non-specific (c)	222,539	4,842	325,074	—	(7)	552,448	24.6%
Total	$1,111,020	$176,129	$789,148	$207,372	$(35,522)	$2,248,147	100.0%

	Nine Months Ended September 30, 2014
	Gross Premiums Written
	Validus Re (d)	AlphaCat	Talbot	Eliminations (d)	Total	%
United States	$444,325	$31,160	$85,465	$(2,554)	$558,396	27.5%
Worldwide excluding United States (a)	74,516	7,331	105,397	(586)	186,658	9.2%
Australia and New Zealand	19,879	1,019	7,615	(245)	28,268	1.4%
Europe	54,263	3,005	36,110	(536)	92,842	4.6%
Latin America and Caribbean	35,965	—	86,111	(18,216)	103,860	5.1%
Japan	40,456	608	3,404	(103)	44,365	2.2%
Canada	3,174	215	8,325	(307)	11,407	0.6%
Rest of the world (b)	22,541	—	70,702	(2,298)	90,945	4.5%
Sub-total, non United States	250,794	12,178	317,664	(22,291)	558,345	27.6%
Worldwide including United States (a)	161,366	91,735	71,147	(4,394)	319,854	15.8%
Other location non-specific (c)	225,331	—	380,048	(15,335)	590,044	29.1%
Total	$1,081,816	$135,073	$854,324	$(44,574)	$2,026,639	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)
The Other locations non-specific category refers to business for which an analysis of exposure by geographic zone is not applicable, such as marine and aerospace risks, since these exposures can span multiple geographic areas and, in some instances, are not fixed locations.

(d)
During the first quarter of 2015, certain intercompany reinsurance transactions were presented on a net basis for segmental reporting purposes. As a result, gross premiums written for the Validus Re segment and Corporate & Eliminations were reduced by $517 and $22,353 for the three and nine months ended September 30, 2014, respectively, for comparative purposes. There was no impact to total gross premiums written on a consolidated basis.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

18. Condensed consolidating financial information
The following tables present condensed consolidating balance sheets as at September 30, 2015 and December 31, 2014, condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014, and condensed consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014, for Validus Holdings, Ltd. (the “Parent Guarantor”), Validus Holdings (UK) plc (the “Subsidiary Issuer”) and the non-guarantor subsidiaries of Validus Holdings, Ltd. The Subsidiary Issuer is a 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for under the equity method for purposes of the supplemental consolidating presentation and earnings of subsidiaries are reflected in the investment accounts and earnings. The Subsidiary Issuer is only allowed to issue senior notes that are fully and unconditionally guaranteed by the Parent Guarantor.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Balance Sheet As at September 30, 2015	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Assets
Fixed maturities, at fair value	$28,757	$—	$5,610,299	$(60,200)	$5,578,856
Short-term investments, at fair value	—	—	1,661,687	—	1,661,687
Other investments, at fair value	—	—	891,238	(73,864)	817,374
Cash and cash equivalents	10,789	20	397,676	—	408,485
Restricted cash	—	—	74,002	—	74,002
Total investments and cash	39,546	20	8,634,902	(134,064)	8,540,404
Investment in affiliates	—	—	347,962	—	347,962
Investment in subsidiaries on an equity basis	4,173,423	697,014	—	(4,870,437)	—
Premiums receivable	—	—	1,062,654	—	1,062,654
Deferred acquisition costs	—	—	225,065	—	225,065
Prepaid reinsurance premiums	—	—	125,547	—	125,547
Securities lending collateral	—	—	6,461	—	6,461
Loss reserves recoverable	—	—	385,212	—	385,212
Paid losses recoverable	—	—	21,681	—	21,681
Income taxes recoverable	—	—	15,870	—	15,870
Deferred tax asset	—	—	22,352	—	22,352
Receivable for investments sold	—	—	15,055	—	15,055
Intangible assets	—	—	122,676	—	122,676
Goodwill	—	—	196,758	—	196,758
Accrued investment income	115	—	23,640	—	23,755
Intercompany receivable	45,270	—	158	(45,428)	—
Other assets	3,294	—	121,217	—	124,511
Total assets	$4,261,648	$697,034	$11,327,210	$(5,049,929)	$11,235,963
Liabilities
Reserve for losses and loss expenses	$—	$—	$3,169,334	$—	$3,169,334
Unearned premiums	—	—	1,281,319	—	1,281,319
Reinsurance balances payable	—	—	90,838	—	90,838
Securities lending payable	—	—	6,927	—	6,927
Deferred tax liability	—	—	8,921	—	8,921
Payable for investments purchased	—	—	118,164	—	118,164
Accounts payable and accrued expenses	19,701	—	229,133	—	248,834
Intercompany payable	—	158	45,270	(45,428)	—
Notes payable to AlphaCat investors	—	—	1,443,198	—	1,443,198
Senior notes payable	247,387	—	—	—	247,387
Debentures payable	350,000	—	248,254	(60,200)	538,054
Total liabilities	$617,088	$158	$6,641,358	$(105,628)	$7,152,976
Total shareholders' equity available to Validus	3,644,560	696,876	4,247,425	(4,944,301)	3,644,560
Noncontrolling interest	—	—	438,427	—	438,427
Total liabilities, noncontrolling interests and shareholders' equity	$4,261,648	$697,034	$11,327,210	$(5,049,929)	$11,235,963

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Balance Sheet As at December 31, 2014	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Assets
Fixed maturities, at fair value	$—	$—	$5,592,931	$(60,200)	$5,532,731
Short-term investments, at fair value	—	—	1,051,074	—	$1,051,074
Other investments, at fair value	—	—	881,123	(68,112)	$813,011
Cash and cash equivalents	29,798	81	547,361	—	$577,240
Restricted cash	—	—	173,003	—	173,003
Total investments and cash	29,798	81	8,245,492	(128,312)	8,147,059
Investment in affiliates	—	—	261,483	—	261,483
Investment in subsidiaries on an equity basis	4,140,770	656,738	—	(4,797,508)	—
Premiums receivable	—	—	707,647	—	707,647
Deferred acquisition costs	—	—	161,295	—	161,295
Prepaid reinsurance premiums	—	—	81,983	—	81,983
Securities lending collateral	—	—	470	—	470
Loss reserves recoverable	—	—	377,466	—	377,466
Paid losses recoverable	—	—	38,078	—	38,078
Deferred tax asset	—	—	23,821	—	23,821
Receivable for investments sold	—	—	18,318	—	18,318
Intangible assets	—	—	126,924	—	126,924
Goodwill	—	—	195,897	—	195,897
Accrued investment income	—	—	24,865	—	24,865
Intercompany receivable	41,078	—	20	(41,098)	—
Other assets	3,239	—	161,394	—	164,633
Total assets	$4,214,885	$656,819	$10,425,153	$(4,966,918)	$10,329,939
Liabilities
Reserve for losses and loss expenses	$—	$—	$3,234,394	$—	$3,234,394
Unearned premiums	—	—	990,564	—	990,564
Reinsurance balances payable	—	—	127,128	—	127,128
Securities lending payable	—	—	936	—	936
Deferred tax liability	—	—	5,541	—	5,541
Payable for investments purchased	—	—	68,574	—	68,574
Accounts payable and accrued expenses	29,621	96	288,528	—	318,245
Intercompany payable	—	20	41,078	(41,098)	—
Notes payable to AlphaCat investors	—	—	671,465	—	671,465
Senior notes payable	247,306	—	—	—	247,306
Debentures payable	350,000	—	249,477	(60,200)	539,277
Total liabilities	$626,927	$116	$5,677,685	$(101,298)	$6,203,430
Redeemable noncontrolling interest	—	—	79,956	—	79,956
Total shareholders' equity available to Validus	3,587,958	656,703	4,208,917	(4,865,620)	3,587,958
Noncontrolling interest	—	—	458,595	—	458,595
Total liabilities, noncontrolling interests and shareholders' equity	$4,214,885	$656,819	$10,425,153	$(4,966,918)	$10,329,939

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Statement of Comprehensive Income For the Three Months Ended September 30, 2015	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Revenues
Net premiums earned	$—	$—	$555,459	$—	$555,459
Net investment income	86	—	32,462	(1,024)	31,524
Net realized (losses) on investments	—	—	(41,906)	—	(41,906)
Change in net unrealized gains (losses) on investments	353	—	(33,491)	(1,770)	(34,908)
Income from investment affiliate	—	—	2,482	—	2,482
Other insurance related income and other (loss)	—	—	22,319	(14,132)	8,187
Foreign exchange gains (losses)	562	—	(2,836)	—	(2,274)
Total revenues	$1,001	$—	$534,489	$(16,926)	$518,564
Expenses
Losses and loss expenses	—	—	258,258	—	258,258
Policy acquisition costs	—	—	105,091	—	105,091
General and administrative expenses	19,526	—	90,605	(14,132)	95,999
Share compensation expenses	1,834	—	8,149	—	9,983
Finance expenses	11,985	—	6,013	(500)	17,498
Total expenses	$33,345	$—	$468,116	$(14,632)	$486,829
(Loss) income before taxes, income from operating affiliates, (income) attributable to AlphaCat investors and equity in net earnings (losses) of subsidiaries	(32,344)	—	66,373	(2,294)	31,735
Tax expense	—	—	(2,018)	—	(2,018)
Income from operating affiliates	—	—	5,526	—	5,526
(Income) attributable to AlphaCat investors	—	—	(40,256)	—	(40,256)
Equity in net earnings (losses) of subsidiaries	98,994	14,139	(170,000)	56,867	—
Net income (loss)	$66,650	$14,139	$(140,375)	$54,573	$(5,013)
Net loss attributable to noncontrolling interest	—	—	71,663	—	71,663
Net income (loss) available (attributable) to Validus	$66,650	$14,139	$(68,712)	$54,573	$66,650
Other comprehensive (loss) income	(1,803)	—	(1,878)	1,878	(1,803)
Comprehensive income (loss) available (attributable) to Validus	$64,847	$14,139	$(70,590)	$56,451	$64,847

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Statement of Comprehensive Income For the Three Months Ended September 30, 2014	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Revenues
Net premiums earned	$—	$—	$494,696	$—	$494,696
Net investment income	4	—	26,238	(981)	25,261
Net realized gains on investments	—	—	4,595	—	4,595
Change in net unrealized losses on investments	—	—	(83,499)	(1,475)	(84,974)
Income from investment affiliate	—	—	1,754	—	1,754
Other insurance related income and other (loss)	—	—	13,161	(17,241)	(4,080)
Foreign exchange gains (losses)	819	1	(12,261)	—	(11,441)
Total revenues	$823	$1	$444,684	$(19,697)	$425,811
Expenses
Losses and loss expenses	—	—	224,125	—	224,125
Policy acquisition costs	—	—	86,404	—	86,404
General and administrative expenses	22,347	—	78,213	(17,241)	83,319
Share compensation expenses	1,650	—	7,114	—	8,764
Finance expenses	11,979	—	3,864	(489)	15,354
Transaction expenses	—	—	149	—	149
Total expenses	$35,976	$—	$399,869	$(17,730)	$418,115
(Loss) income before taxes, income from operating affiliates, (income) attributable to AlphaCat investors and equity in net earnings (losses) of subsidiaries	(35,153)	1	44,815	(1,967)	7,696
Tax benefit	—	—	953	—	953
Income from operating affiliates	—	—	3,761	—	3,761
(Income) attributable to AlphaCat investors	—	—	(25,807)	—	(25,807)
Equity in net earnings (losses) of subsidiaries	74,825	(951)	—	(73,874)	—
Net income (loss)	$39,672	$(950)	$23,722	$(75,841)	$(13,397)
Net loss attributable to noncontrolling interest	—	—	53,069	—	53,069
Net income (loss) available (attributable) to Validus	$39,672	$(950)	$76,791	$(75,841)	$39,672
Other comprehensive (loss) income	(5,198)	—	(5,198)	5,198	(5,198)
Comprehensive income (loss) available (attributable) to Validus	$34,474	$(950)	$71,593	$(70,643)	$34,474

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Statement of Comprehensive Income For the Nine Months Ended September 30, 2015	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Revenues
Net premiums earned	$—	$—	$1,706,795	$—	$1,706,795
Net investment income	230	—	98,967	(3,044)	96,153
Net realized (losses) on investments	—	—	(35,493)	—	(35,493)
Change in net unrealized (losses) gains on investments	(71)	—	25,589	(5,752)	19,766
Income from investment affiliate	—	—	5,542	—	5,542
Other insurance related income and other (loss)	—	—	61,428	(45,869)	15,559
Foreign exchange gains (losses)	325	(1)	(9,385)	—	(9,061)
Total revenues	$484	$(1)	$1,853,443	$(54,665)	$1,799,261
Expenses
Losses and loss expenses	—	—	765,333	—	765,333
Policy acquisition costs	—	—	308,152	—	308,152
General and administrative expenses	55,933	2	253,924	(45,869)	263,990
Share compensation expenses	5,385	—	22,894	—	28,279
Finance expenses	35,757	—	20,799	(1,471)	55,085
Total expenses	$97,075	$2	$1,371,102	$(47,340)	$1,420,839
(Loss) income before taxes, income from operating affiliates, (income) attributable to AlphaCat investors and equity in net earnings (losses) of subsidiaries	(96,591)	(3)	482,341	(7,325)	378,422
Tax expense	—	—	(7,132)	—	(7,132)
Income from operating affiliates	—	—	12,083	—	12,083
(Income) attributable to AlphaCat investors	—	—	(94,341)	—	(94,341)
Equity in net earnings (losses) of subsidiaries	400,665	36,248	(170,000)	(266,913)	—
Net income (loss)	$304,074	$36,245	$222,951	$(274,238)	$289,032
Net loss attributable to noncontrolling interest	—	—	15,042	—	15,042
Net income (loss) available (attributable) to Validus	$304,074	$36,245	$237,993	$(274,238)	$304,074
Other comprehensive (loss) income	(2,313)	—	(1,977)	1,977	(2,313)
Comprehensive income (loss) available (attributable) to Validus	$301,761	$36,245	$236,016	$(272,261)	$301,761

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Statement of Comprehensive Income For the Nine Months Ended September 30, 2014	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Revenues
Net premiums earned	$—	$—	$1,443,656	$—	$1,443,656
Net investment income	11	—	72,827	(2,929)	69,909
Net realized gains on investments	—	—	16,193	—	16,193
Change in net unrealized gains on investments	—	—	14,261	1,885	16,146
Income from investment affiliate	—	—	7,881	—	7,881
Other insurance related income and other (loss)	—	—	66,630	(51,645)	14,985
Foreign exchange gains (losses)	106	1	(14,868)	—	(14,761)
Total revenues	$117	$1	$1,606,580	$(52,689)	$1,554,009
Expenses
Losses and loss expenses	—	—	545,541	—	545,541
Policy acquisition costs	—	—	251,006	—	251,006
General and administrative expenses	66,425	21	216,805	(51,645)	231,606
Share compensation expenses	4,769	—	19,483	—	24,252
Finance expenses	35,697	—	13,137	(1,454)	47,380
Transaction expenses	—	—	3,401	—	3,401
Total expenses	$106,891	$21	$1,049,373	$(53,099)	$1,103,186
(Loss) income before taxes, income from operating affiliates, (income) attributable to AlphaCat investors and equity in net earnings (losses) of subsidiaries	(106,774)	(20)	557,207	410	450,823
Tax expense	—	—	(398)	—	(398)
Income from operating affiliates	—	—	13,580	—	13,580
(Income) attributable to AlphaCat investors	—	—	(82,833)	—	(82,833)
Equity in net earnings (losses) of subsidiaries	462,201	(2,617)	—	(459,584)	—
Net income (loss)	$355,427	$(2,637)	$487,556	$(459,174)	$381,172
Net (income) attributable to noncontrolling interest	—	—	(25,745)	—	(25,745)
Net income (loss) available (attributable) to Validus	$355,427	$(2,637)	$461,811	$(459,174)	$355,427
Other comprehensive (loss) income	(2,121)	—	(2,121)	2,121	(2,121)
Comprehensive income (loss) available (attributable) to Validus	$353,306	$(2,637)	$459,690	$(457,053)	$353,306

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Statement of Cash Flows For The Nine Months Ended September 30, 2015	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Net cash (used in) provided by operating activities	$(21,503)	$(61)	$158,442	$(85,000)	$51,878
Cash flows provided by (used in) investing activities
Proceeds on sales of investments	—	—	2,888,919	—	2,888,919
Proceeds on maturities of investments	—	—	260,179	—	260,179
Purchases of fixed maturities	(28,901)	—	(3,135,886)	—	(3,164,787)
Purchases of short-term investments, net	—	—	(639,211)	—	(639,211)
Purchases of other investments, net	—	—	(26,648)	—	(26,648)
Increase in securities lending collateral	—	—	(5,991)	—	(5,991)
Investment in operating affiliates	—	—	(10,400)	—	(10,400)
Redemption from operating affiliates	—	—	57,402	—	57,402
Investment in investment affiliates	—	—	(19,086)	—	(19,086)
Decrease in restricted cash	—	—	99,001	—	99,001
Return of capital from subsidiaries	305,000	—	—	(305,000)	—
Net cash provided by (used in) investing activities	276,099	—	(531,721)	(305,000)	(560,622)
Cash flows provided by (used in) financing activities
Proceeds on issuance of notes payable to AlphaCat investors	—	—	1,307,789	—	1,307,789
Repayments on notes payable to AlphaCat investors	—	—	(709,059)	—	(709,059)
Issuance of common shares, net	16,735	—	—	—	16,735
Purchases of common shares under share repurchase program	(203,917)	—	—	—	(203,917)
Dividends paid	(86,423)	—	(85,000)	85,000	(86,423)
Increase in securities lending payable	—	—	5,991	—	5,991
Third party investment in redeemable noncontrolling interest	—	—	55,700	—	55,700
Third party redemption of redeemable noncontrolling interest	—	—	(19,395)	—	(19,395)
Return of capital to parent	—	—	(305,000)	305,000	—
Net cash (used in) provided by financing activities	(273,605)	—	251,026	390,000	367,421
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(27,432)	—	(27,432)
Net decrease in cash	(19,009)	(61)	(149,685)	—	(168,755)
Cash and cash equivalents, beginning of period	29,798	81	547,361	—	577,240
Cash and cash equivalents, end of period	$10,789	$20	$397,676	$—	$408,485

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Condensed Consolidating Statement of Cash Flows For The Nine Months Ended September 30, 2014	Validus Holdings, Ltd. (Parent Guarantor)	Validus Holdings (UK) plc (Subsidiary Issuer)	Other Validus Holdings, Ltd. Subsidiaries (Non-guarantor Subsidiaries) (a)	Consolidating Adjustments (b)	Validus Holdings, Ltd. Consolidated
Net cash provided by (used in) operating activities	$12,557	$—	$236,294	$(100,000)	$148,851
Cash flows provided by (used in) investing activities
Proceeds on sales of investments	—	—	3,585,728	—	3,585,728
Proceeds on maturities of investments	—	—	466,872	—	466,872
Purchases of fixed maturities	—	—	(3,160,512)	—	(3,160,512)
Purchases of short-term investments, net	—	—	(933,148)	—	(933,148)
Purchases of other investments, net	—	—	(47,752)	—	(47,752)
Increase in securities lending collateral	—	—	(5,664)	—	(5,664)
Redemption from operating affiliates	—	—	58,547	—	58,547
Increase in restricted cash	—	—	(7,856)	—	(7,856)
Proceeds on sale of subsidiary, net of cash	—	—	16,459	—	16,459
Return of capital from subsidiaries	373,966	—	—	(373,966)	—
Net cash provided by (used in) investing activities	373,966	—	(27,326)	(373,966)	(27,326)
Cash flows provided by (used in) financing activities
Proceeds on issuance of notes payable to AlphaCat investors	—	—	645,243	—	645,243
Repayments on notes payable to AlphaCat investors	—	—	(602,068)	—	(602,068)
Redemption of common shares, net	(3,689)	—	—	—	(3,689)
Purchases of common shares under share repurchase program	(286,526)	—	—	—	(286,526)
Dividends paid	(89,719)	—	(100,000)	100,000	(89,719)
Increase in securities lending payable	—	—	5,664	—	5,664
Return of capital to parent	—	—	(373,966)	373,966	—
Third party investment in redeemable noncontrolling interest	—	—	61,200	—	61,200
Third party redemption of redeemable noncontrolling interest	—	—	(10,496)	—	(10,496)
Net cash (used in) provided by financing activities	(379,934)	—	(374,423)	473,966	(280,391)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(11,293)	—	(11,293)
Net increase (decrease) in cash	6,589	—	(176,748)	—	(170,159)
Cash and cash equivalents, beginning of period	20,385	—	713,763	—	734,148
Cash and cash equivalents, end of period	$26,974	$—	$537,015	$—	$563,989

(a)	Amounts include an aggregation of the non-guarantor subsidiaries and include consolidating adjustments between these subsidiaries.

(b)	Amounts include consolidating adjustments between the Parent Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries.
19. Subsequent events
Quarterly Dividend
On November 4, 2015, the Company announced a quarterly cash dividend of $0.32 per each common share and $0.32 per common share equivalent for which each outstanding warrant is exercisable, payable on December 31, 2015 to holders of record on December 15, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company's consolidated results of operations for the three and nine months ended September 30, 2015 and 2014 and the Company's consolidated financial condition, liquidity and capital resources as at September 30, 2015 and December 31, 2014. This discussion and analysis should be read in conjunction with the Company's unaudited Consolidated Financial Statements and notes thereto included in this filing and the Company's audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2014, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk, as well as management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
During the January 2015 renewal season, the Validus Re and AlphaCat segments underwrote $540.9 million in gross premiums written (excluding U.S. agriculture premiums and net of intercompany eliminations between Validus Re and AlphaCat), a decrease of 6.0% from the prior period. This decrease was primarily driven by a challenging rate environment in the Company's U.S. and European property catastrophe business, which experienced a reduction in rates of approximately 10-15%. During the mid-year 2015 renewal period, the Validus Re segment experienced a meaningful increase in demand for U.S. wind capacity which resulted in the moderation of U.S. property market rate declines to mid-single digits. However, the rate environment in the international property market proved to be more challenging with rate declines closer to 10%. The Talbot segment experienced a whole account rate decrease of approximately 6.4% driven primarily by rate decreases from the high-single digits to the mid-teens in the energy, aviation and property classes. The Western World segment experienced a whole account rate increase of approximately 3.5% through September 30, 2015.
Financial Measures
The Company believes that the primary financial indicator for evaluating performance and measuring the overall growth in value generated for shareholders is book value per diluted common share. Book value per diluted common share plus accumulated dividends, together with other important financial indicators, is shown below:

	As at, or for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2015	2014	2015	2014	2014
Book value per diluted common share plus accumulated dividends	$51.73	$47.28	$51.73	$47.28	$48.54
Book value per diluted common share	41.89	38.70	41.89	38.70	39.66
Underwriting income	86,128	92,084	341,041	391,251	526,934
Net operating income available to Validus	73,626	84,946	304,809	357,427	486,464
Annualized return on average equity	7.3%	4.2%	11.1%	12.8%	13.1%
Book value per diluted common share plus accumulated dividends is considered by management to be the primary indicator of financial performance, as we believe growth in book value on a diluted basis, plus the dividends that have accumulated, ultimately translates into the return that a shareholder will receive. Book value per diluted common share plus accumulated dividends increased by $3.19, or 6.6%, from $48.54 at December 31, 2014 to $51.73 at September 30, 2015. Cash dividends per common share are an integral part of the value created for shareholders. The Company paid quarterly cash dividends of $0.32 per common share and common share equivalent during the three and nine months ended September 30, 2015. On November 4, 2015, the Company announced a quarterly cash dividend of $0.32 per common share and $0.32 per common share equivalent for which each outstanding warrant is exercisable, payable on December 31, 2015 to holders of record on December 15, 2015. Book value per diluted common share plus accumulated dividends is calculated based on total shareholders’ equity available to Validus plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares and options and warrants outstanding (assuming their exercise), plus accumulated dividends. Book value per diluted common share plus accumulated dividends is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Book value per diluted common share is considered by management to be a measure of returns to common shareholders, as we believe growth in book value on a diluted basis ultimately translates into growth in stock price. Book value per diluted common share after dividends paid, increased by $2.23, or 5.6%, from $39.66 at December 31, 2014 to $41.89 at September 30, 2015. Growth in book value per diluted common share inclusive of dividends was 1.9% and 1.2% for the three months ended September 30, 2015 and 2014, respectively, and for the nine months ended September 30, 2015 and 2014 was 8.0% and 9.3%, respectively. Book value per diluted common share is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income, other insurance related income, finance expenses, tax (expense) benefit, income from operating affiliates, (income) attributable to AlphaCat investors, net realized and change in net unrealized gains (losses) on investments, income from investment affiliate, foreign exchange gains (losses), other income (loss), non-recurring items and net (income) loss attributable to noncontrolling interest. The Company believes the reporting of underwriting income enhances the understanding of results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended September 30, 2015 and 2014 was $86.1 million and $92.1 million, respectively, a decrease of $6.0 million or 6.5%. Underwriting income for the nine months ended September 30, 2015 and 2014 was $341.0 million and $391.3 million, respectively, a decrease of $50.2 million or 12.8%. Underwriting income is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures."
Net operating income available to Validus is defined as net income excluding net realized and change in net unrealized gains (losses) on investments, income from investment affiliate, foreign exchange gains (losses), other income (loss), non-recurring items and net (income) loss attributable to noncontrolling interest. This measure focuses on the underlying fundamentals of the Company's operations without the influence of gains (losses) from the sale of investments, translation of non-U.S. dollar currencies and non-recurring items. Net operating income available to Validus for the three months ended September 30, 2015 and 2014 was $73.6 million and $84.9 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $304.8 million and $357.4 million, respectively. Net operating income is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Annualized return on average equity represents the return generated on common shareholders’ capital during the period. Return on average equity is calculated by dividing the net income available to Validus for the period by the average shareholders’ equity available to Validus during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances. The Company’s objective is to generate superior returns on capital that appropriately rewards shareholders for the risks assumed. The annualized return on average equity for the three months ended September 30, 2015 and 2014 was 7.3% and 4.2%, respectively, and for the nine months ended September 30, 2015 and 2014 was 11.1% and 12.8%, respectively.

Third Quarter 2015 Summarized Consolidated Results of Operations

•
Gross premiums written for the three months ended September 30, 2015 were $401.7 million compared to $359.0 million for the three months ended September 30, 2014, an increase of $42.7 million, or 11.9%.

•	Net premiums earned for the three months ended September 30, 2015 were $555.5 million compared to $494.7 million for the three months ended September 30, 2014, an increase of $60.8 million, or 12.3%.

•	Underwriting income for the three months ended September 30, 2015 was $86.1 million compared to $92.1 million for the three months ended September 30, 2014, a decrease of $6.0 million, or 6.5%.

•
Combined ratio for the three months ended September 30, 2015 of 84.5% which included $91.5 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 16.5 percentage points compared to a combined ratio for the three months ended September 30, 2014 of 81.4% which included $55.6 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 11.2 percentage points. The favorable development of $91.5 million for the three months ended September 30, 2015 was primarily from non-event reserves in the amount of $60.8 million. Favorable development on prior years from event specific reserves was $30.7 million.

•
Loss ratio for the three months ended September 30, 2015 was 46.5% compared to 45.3% for the three months ended September 30, 2014, an increase of 1.2 percentage points. Incurred losses for the three months ended September 30, 2015 were $258.3 million, compared to $224.1 million for the three months ended September 30, 2014, an increase of $34.1 million or 15.2%.

•	Loss ratios by line of business are as follows:

	Three Months Ended September 30,
	2015	2014	Change
Property (a)	35.4%	19.0%	16.4
Marine	53.8%	36.2%	17.6
Specialty	49.7%	86.8%	(37.1)
Liability (a)	66.6%	0.0%	66.6
All lines	46.5%	45.3%	1.2
(a)    The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

•
Losses and loss expenses from notable loss events, including development on these events, for the three months ended September 30, 2015 were $49.0 million compared to $28.1 million for the three months ended September 30, 2014. Notable loss events are defined as consolidated losses from a single event which aggregate to a threshold greater than or equal to $30.0 million. The notable loss event for the three months ended September 30, 2015 was the August 12th port explosion in Tianjin, China which resulted in an estimated loss to the Company of $47.8 million or 8.6 percentage points of the loss ratio. Net of $3.9 million of reinstatement premiums, the net loss was $43.9 million. During the three months ended September 30, 2014, the Company incurred a loss of $28.1 million or 5.7 percentage points of the loss ratio, related to Tripoli airport which subsequently developed into a notable loss event during the three months ended December 31, 2014.

•
Losses and loss expenses from non-notable loss events, including development on these events, for the three months ended September 30, 2015 were $22.2 million compared to $3.2 million for the three months ended September 30, 2014. Non-notable loss events are defined as consolidated losses from a single event which aggregate to a threshold greater than or equal to $15.0 million but less than $30.0 million. The non-notable loss event for the three months ended September 30, 2015 was the Chilean earthquake, which resulted in an estimated loss to the Company of $22.2 million or 4.0 percentage points of the loss ratio. Net of $2.2 million of reinstatement premiums, the net loss was $20.0 million.

•	Net investment income for the three months ended September 30, 2015 was $31.5 million compared to $25.3 million for the three months ended September 30, 2014, an increase of $6.3 million, or 24.8%.

•	Investment yield for the three months ended September 30, 2015 was 1.92% compared to 1.53% for the three months ended September 30, 2014.

•
Net operating income available to Validus for the three months ended September 30, 2015 was $73.6 million compared to $84.9 million for the three months ended September 30, 2014, a decrease of $11.3 million, or 13.3%.

•
Net income available to Validus for the three months ended September 30, 2015 was $66.7 million, or $0.78 per diluted common share compared to $39.7 million or $0.41 per diluted common share for the three months ended September 30, 2014.

•
Annualized return on average equity and annualized net operating return on average equity for the three months ended September 30, 2015 were 7.3% and 8.1%, respectively, compared to 4.2% and 9.1% for the three months ended September 30, 2014.

Overview of the Results of Operations for the Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014.
The change in net operating income available to Validus for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is described in the following table:

	Increase (decrease) to net operating income available to Validus over the three months ended September 30,
	2015 compared to 2014
(Dollars in thousands)	Validus Holdings, Ltd. Consolidated	Western World Segment	Validus Holdings, Ltd. Consolidated excluding the Western World Segment
Net premiums earned	$60,763	$63,930	$(3,167)
Notable loss events (a)	(20,842)	—	(20,842)
Non-notable loss events (b)	(18,999)	—	(18,999)
Incurred current year losses, excluding notable and non-notable loss events	(30,228)	(45,864)	15,636
Prior period loss development	35,936	5,054	30,882
Other underwriting deductions (c)	(32,586)	(23,355)	(9,231)
Underwriting income (d)	(5,956)	(235)	(5,721)
(Income) attributable to AlphaCat investors	(14,449)	—	(14,449)
Other operating expenses and income, net (e)	9,460	3,451	6,009
Net operating income (d)	(10,945)	3,216	(14,161)
Net operating (income) attributable to noncontrolling interest	(375)	—	(375)
Net operating income available to Validus (d)	$(11,320)	$3,216	$(14,536)

(a)	Losses and loss expenses from notable loss events for the three months ended September 30, 2015 were $49.0 million compared to $28.1 million for the three months ended September 30, 2014.

(b)	Losses and loss expenses from non-notable loss events for the three months ended September 30, 2015 were $22.2 million compared to $3.2 million for the three months ended September 30, 2014.

(c)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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
Net operating income available to Validus for the three months ended September 30, 2015 was $73.6 million compared to $84.9 million for the three months ended September 30, 2014, a decrease of $11.3 million or 13.3%.
The Company acquired Western World on October 2, 2014, therefore, the results of Western World have been included in the Company's consolidated results from the date of acquisition. As a result, there are no comparatives for the third quarter of 2014. Net operating income available to Validus excluding the Western World segment for the three months ended September 30, 2015 was $70.4 million compared to $84.9 million for the three months ended September 30, 2014, a decrease of $14.5 million or 17.1%.
The primary factors driving the decrease in net operating income available to Validus excluding the Western World segment were:

•	An increase in (income) attributable to AlphaCat investors of $14.4 million; and

•	An increase in other underwriting deductions of $9.2 million; offset by,

•	A decrease in losses and loss expenses of $6.7 million, comprised of:

◦	an increase in favorable prior period development of $30.9 million: and

◦	a decrease in incurred current year losses, excluding notable and non-notable losses of $15.6 million; offset by,

◦	an increase in losses and loss expenses from notable and non-notable loss events of $20.8 million and $19.0 million, respectively.

Segment Reporting
Management has determined that the Company operates in four reportable segments Validus Re, AlphaCat, Talbot and Western World.
Third Quarter 2015 Results of Operations - Validus Re Segment
The following table presents results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Underwriting income
Gross premiums written	$102,913	$114,380	$(11,467)
Reinsurance premiums ceded	(15,462)	(10,382)	(5,080)
Net premiums written	87,451	103,998	(16,547)
Change in unearned premiums	153,210	122,712	30,498
Net premiums earned	240,661	226,710	13,951

Underwriting deductions
Losses and loss expenses	120,958	102,005	18,953
Policy acquisition costs	42,989	36,177	6,812
General and administrative expenses	19,964	18,522	1,442
Share compensation expenses	2,691	2,582	109
Total underwriting deductions	186,602	159,286	27,316

Underwriting income (a)	54,059	67,424	(13,365)

Net investment income	18,362	20,270	(1,908)
Other insurance related income	2,569	863	1,706
Finance expenses	(3,624)	(3,622)	(2)

Operating income before taxes	71,366	84,935	(13,569)
Tax benefit	851	1,058	(207)
Net operating income (a)	$72,217	$85,993	$(13,776)

Selected ratios:
Net premiums written / Gross premiums written	85.0%	90.9%	(5.9)

Losses and loss expenses	50.3%	45.0%	5.3

Policy acquisition costs	17.9%	16.0%	1.9
General and administrative expenses (b)	9.4%	9.3%	0.1
Expense ratio	27.3%	25.3%	2.0
Combined ratio	77.6%	70.3%	7.3

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

The change in net operating income for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is described in the following table:

Increase (decrease) to net operating income over the three months ended September 30,
(Dollars in thousands)	2015 compared to 2014
Net premiums earned	$13,951
Notable loss events (a)	(21,334)
Non-notable loss events (b)	(14,324)
Incurred current year losses, excluding notable and non-notable loss events	(13,630)
Prior period loss development	30,335
Other underwriting deductions (c)	(8,363)
Underwriting income (d)	(13,365)
Other operating income and expenses, net (e)	(411)
Net operating income (d)	$(13,776)

(a)	Losses and loss expenses from notable loss events for the three months ended September 30, 2015 were $37.0 million compared to $15.7 million for the three months ended September 30, 2014.

(b)	Losses and loss expenses from non-notable loss events for the three months ended September 30, 2015 were $17.5 million compared to $3.2 million for the three months ended September 30, 2014.

(c)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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
Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$65,010	63.2%	$70,078	61.2%	$(5,068)	2.0
Marine	13,406	13.0%	22,960	20.1%	(9,554)	(7.1)
Specialty	24,497	23.8%	21,342	18.7%	3,155	5.1
Total	$102,913	100.0%	$114,380	100.0%	$(11,467)	0.0

The decrease in gross premiums written in the property lines of $5.1 million was primarily due to reduced property catastrophe excess of loss business of $6.7 million, driven by adjustments to premiums on existing business as well as non-renewals of various programs during the current quarter. The decrease in gross premiums written in the marine lines of $9.6 million was primarily due to the reduction in proportional business following the renewal of a significant program in the first quarter of 2015 compared to the third quarter of 2014.

Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property	$5,730	$2,988	$2,742
Marine	10,431	7,070	3,361
Specialty	(699)	324	(1,023)
Total	$15,462	$10,382	$5,080
Reinsurance premiums ceded in the property lines increased by $2.7 million primarily as a result of a new multi-pillared aggregate excess of loss cover purchased during the current quarter. The increase in reinsurance premiums ceded in the marine lines of $3.4 million was primarily due to the reclassification of composite business previously reported in the specialty lines.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$59,280	91.2%	$67,090	95.7%	$(7,810)	(4.5)
Marine	2,975	22.2%	15,890	69.2%	(12,915)	(47.0)
Specialty	25,196	102.9%	21,018	98.5%	4,178	4.4
Total	$87,451	85.0%	$103,998	90.9%	$(16,547)	(5.9)
The changes in net premiums written and net retention ratios are driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.
Net Premiums Earned

	Net Premiums Earned
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property	$106,086	$114,414	$(8,328)
Marine	30,592	35,826	(5,234)
Specialty	103,983	76,470	27,513
Total	$240,661	$226,710	$13,951
The decrease in property lines net premiums earned of $8.3 million was as a result of lower gross premiums written during the year. This was offset by the earned impact of the reduction in the reinsurance premiums ceded. The decrease in marine lines net premiums earned of $5.2 million was due to lower gross premiums written during the year, offset by the earned impact of the reduction in the reinsurance premiums ceded. The increase in specialty lines net premiums earned of $27.5 million was primarily due to the increase in gross premiums written in the first quarter of 2015.

Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Three Months Ended September 30,
	2015	2014	Change
All lines—current period excluding items below	48.6%	45.6%	3.0
All lines—current period—notable loss events	15.4%	6.9%	8.5
All lines—current period—non-notable loss events	7.3%	1.4%	5.9
All lines—change in prior accident years	(21.0)%	(8.9)%	(12.1)
All lines—loss ratio	50.3%	45.0%	5.3

	Losses and Loss Expenses - All Lines
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
All lines—current period excluding items below	$116,940	$103,310	$13,630
All lines—current period—notable loss events	36,993	15,659	21,334
All lines—current period—non-notable loss events	17,500	3,176	14,324
All lines—change in prior accident years	(50,475)	(20,140)	(30,335)
All lines—losses and loss expenses	$120,958	$102,005	$18,953
Notable Loss Events
Losses and loss expenses from notable loss events were $37.0 million for the three months ended September 30, 2015, which represented 15.4 percentage points of the loss ratio. Losses and loss expenses from Tianjin, a current quarter notable loss event, were $35.8 million. Net of $3.1 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $32.7 million. Losses and loss expenses from Pemex, a second quarter notable loss event, were $1.2 million for the three months ended September 30, 2015. Losses and loss expenses from a single notable loss event, Tripoli Airport, were $15.7 million for the three months ended September 30, 2014, which represented 6.9 percentage points of the loss ratio. Net of $2.1 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $13.5 million.
Non-notable Loss Events
Losses and loss expenses from non-notable loss events for the three months ended September 30, 2015 were $17.5 million, compared to $3.2 million for the three months ended September 30, 2014. The non-notable loss event for the three months ended September 30, 2015 was the Chilean earthquake.
Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended September 30,
	2015	2014	Change
Property—current period excluding items below	22.9%	23.4%	(0.5)
Property—current period—notable loss events	22.0%	0.0%	22.0
Property—current period—non-notable loss events	16.4%	2.8%	13.6
Property—change in prior accident years	(26.0)%	(14.3)%	(11.7)
Property—loss ratio	35.3%	11.9%	23.4

	Losses and Loss Expenses - Property Lines
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property—current period excluding items below	$24,398	$26,758	$(2,360)
Property—current period—notable loss events	23,298	—	23,298
Property—current period—non-notable loss events	17,384	3,176	14,208
Property—change in prior accident years	(27,613)	(16,384)	(11,229)
Property—losses and loss expenses	$37,467	$13,550	$23,917
During the three months ended September 30, 2015, the property lines incurred $23.3 million of losses and loss expenses from Tianjin, a notable loss event, which represented 22.0 percentage points of the property lines loss ratio. Net of $1.8 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $21.5 million. The property lines incurred no losses and loss expenses from notable loss events during the three months ended September 30, 2014.
During the three months ended September 30, 2015, the property lines incurred $17.4 million of losses and loss expenses from a single non-notable loss event, the Chilean earthquake, which represented 16.4 percentage points of the property lines loss ratio. During the three months ended September 30, 2014, the property lines incurred $3.2 million of losses and loss expenses from non-notable loss events, which represented 2.8 percentage points of the property lines loss ratio.
The property lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, decreased by 0.5 percentage points, representing a decreased level of attritional losses in the current quarter. The favorable development on prior accident years for the three months ended September 30, 2015 of $27.6 million, included favorable development on prior years from event specific reserves of $6.0 million on Hurricane Ike, $5.0 million on Superstorm Sandy and $4.9 million on the 2010 Chilean earthquake. The remainder was primarily due to favorable development on attritional losses. The favorable development on prior accident years for the three months ended September 30, 2014 of $16.4 million was primarily due to favorable development on attritional losses.

	Losses and Loss Expense Ratio - Marine Lines
	Three Months Ended September 30,
	2015	2014	Change
Marine—current period excluding items below	51.5%	48.1%	3.4
Marine—current period—notable loss events	44.8%	1.1%	43.7
Marine—current period—non-notable loss events	0.0%	0.0%	0.0
Marine—change in prior accident years	(44.3)%	(7.9)%	(36.4)
Marine—loss ratio	52.0%	41.3%	10.7

	Losses and Loss Expenses - Marine Lines
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Marine—current period excluding items below	$15,768	$17,237	$(1,469)
Marine—current period—notable loss events	13,695	400	13,295
Marine—current period—non-notable loss events	—	—	—
Marine—change in prior accident years	(13,556)	(2,843)	(10,713)
Marine—losses and loss expenses	$15,907	$14,794	$1,113
During the three months ended September 30, 2015, the marine lines incurred $12.5 million of losses and loss expenses from Tianjin, a notable loss event, which represented 40.9 percentage points of the marine lines loss ratio. Net of $1.3 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $11.2 million. In addition, losses and loss expenses from Pemex, a second quarter notable loss event, were $1.2 million for the three months ended September 30, 2015.

The marine lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, increased by 3.4 percentage points representing an increased level of attritional losses in the current quarter. The favorable development of $13.6 million on prior accident years for the three months ended September 30, 2015 included favorable development on prior years from event specific reserves of $7.0 million on Superstorm Sandy. The remainder was primarily due to favorable development on attritional losses. The favorable development of $2.8 million on prior accident years for the three months ended September 30, 2014 was primarily due to lower favorable development on attritional losses.

	Losses and Loss Expense Ratio - Specialty Lines
	Three Months Ended September 30,
	2015	2014	Change
Specialty—current period excluding items below	73.8%	77.5%	(3.7)
Specialty—current period—notable loss events	0.0%	20.0%	(20.0)
Specialty—current period—non-notable loss events	0.1%	0.0%	0.1
Specialty—change in prior accident years	(8.9)%	(1.2)%	(7.7)
Specialty—loss ratio	65.0%	96.3%	(31.3)

	Losses and Loss Expenses - Specialty Lines
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Specialty—current period excluding items below	$76,774	$59,315	$17,459
Specialty—current period—notable loss events	—	15,259	(15,259)
Specialty—current period—non-notable loss events	116	—	116
Specialty—change in prior accident years	(9,306)	(913)	(8,393)
Specialty—losses and loss expenses	$67,584	$73,661	$(6,077)
During the three months ended September 30, 2015, the specialty lines incurred no losses and loss expenses from notable loss events. During the three months ended September 30, 2014, the specialty lines incurred $15.3 million of losses and loss expenses from a single notable loss event, Tripoli Airport, which represented 20.0 percentage points of the specialty lines loss ratio. Net of $2.1 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $13.1 million.
The specialty lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, decreased by 3.7 percentage points, representing a lower level of attritional losses in the current quarter. The favorable loss reserve development on prior accident years for the three months ended September 30, 2015 and 2014 of $9.3 million and $0.9 million, respectively, was due primarily to favorable development on attritional losses.
Policy Acquisition Costs

	Three Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$21,378	20.2%	$19,868	17.4%	$1,510	2.8
Marine	7,652	25.0%	5,966	16.7%	1,686	8.3
Specialty	13,959	13.4%	10,343	13.5%	3,616	(0.1)
Total	$42,989	17.9%	$36,177	16.0%	$6,812	1.9
The acquisition cost ratio for the property lines increased by 2.8 percentage points primarily due to the impact of adjustments to run-off business and profit commissions. The acquisition cost ratio for the marine lines increased by 8.3 percentage points due to the impact of retrocession business which carries lower costs along with adjustments to existing business.

General and Administrative and Share Compensation Expenses

	Three Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$19,964	8.3%	$18,522	8.2%	$1,442	0.1
Share compensation expenses	2,691	1.1%	2,582	1.1%	109	—
Total	$22,655	9.4%	$21,104	9.3%	$1,551	0.1
General and administrative and share compensation expenses were comparable for the three months ended September 30, 2015 and 2014.
Selected Underwriting Ratios
The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the losses and loss expense ratio and the expense ratio. The losses and loss expense ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014	Change
Losses and loss expense ratio	50.3%	45.0%	5.3
Policy acquisition cost ratio	17.9%	16.0%	1.9
General and administrative expense ratio (a)	9.4%	9.3%	0.1
Expense ratio	27.3%	25.3%	2.0
Combined ratio	77.6%	70.3%	7.3

(a)	The general and administrative expense ratio includes share compensation expenses.
The increase in the combined ratio for the three months ended September 30, 2015 of 7.3 percentage points compared to the three months ended September 30, 2014 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Net Investment Income
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Fixed maturities and short-term investments	$15,579	$17,538	$(1,959)
Other investments	4,082	2,879	1,203
Restricted cash and cash and cash equivalents	(60)	1,202	(1,262)
Securities lending income	4	1	3
Total gross investment income	19,605	21,620	(2,015)
Investment expenses	(1,243)	(1,350)	107
Total net investment income	$18,362	$20,270	$(1,908)
The decrease in net investment income for the three months ended September 30, 2015 was $1.9 million or 9.4% primarily due to a reduction in yield on certain debt funds held. Net investment income from other investments includes distributed and undistributed net income from certain investments.

Other Insurance Related Income

	Other Insurance Related Income
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Other insurance related income	$2,569	$863	$1,706
Other insurance related income for the three months ended September 30, 2015 includes a recoverable for federal excise taxes of $2.3 million.
Finance Expenses

	Finance Expenses
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Finance expenses	$3,624	$3,622	$2
Finance expenses for the three months ended September 30, 2015 and 2014 were comparable.

Third Quarter 2015 Results of Operations - AlphaCat Segment
The following table presents results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Underwriting income
Gross premiums written	$9,448	$6,936	$2,512
Reinsurance premiums ceded	—	(648)	648
Net premiums written	9,448	6,288	3,160
Change in unearned premiums	35,276	28,850	6,426
Net premiums earned	44,724	35,138	9,586

Underwriting deductions
Losses and loss expenses	2,076	3,738	(1,662)
Policy acquisition costs	4,658	3,378	1,280
General and administrative expenses	4,674	7,719	(3,045)
Share compensation expenses	141	179	(38)
Total underwriting deductions	11,549	15,014	(3,465)

Underwriting income (a)	33,175	20,124	13,051

Net investment income	1,533	837	696
Other insurance related income	7,522	5,980	1,542
Finance expenses	(2,355)	(385)	(1,970)

Operating income before income from operating affiliates and (income) attributable to AlphaCat investors	39,875	26,556	13,319
Income from operating affiliates	5,526	3,761	1,765
(Income) attributable to AlphaCat investors	(40,256)	(25,807)	(14,449)
Net operating income (a)	5,145	4,510	635
Net operating loss attributable to noncontrolling interest	63	438	(375)
Net operating income available to Validus (a)	$5,208	$4,948	$260

Selected ratios:
Net premiums written / Gross premiums written	100.0%	90.7%	9.3

Losses and loss expenses	4.6%	10.6%	(6.0)

Policy acquisition costs	10.4%	9.6%	0.8
General and administrative expenses (b)	10.8%	22.5%	(11.7)
Expense ratio	21.2%	32.1%	(10.9)
Combined ratio	25.8%	42.7%	(16.9)

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

The change in net operating income available to Validus for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is described in the following table:

Increase (decrease) to net operating income available to Validus over the three months ended September 30,
(Dollars in thousands)	2015 compared to 2014
Net premiums earned	$9,586
Notable and non-notable loss events (a)	—
Incurred current year losses, excluding notable and non-notable loss events	1,662
Prior period loss development	—
Other underwriting deductions (b)	1,803
Underwriting income (c)	13,051
(Income) attributable to AlphaCat investors	(14,449)
Other operating income and expenses, net (d)	2,033
Net operating income (c)	635
Net operating (income) attributable to noncontrolling interest	(375)
Net operating income available to Validus (c)	$260

(a)	There were no losses and loss expenses from notable or non-notable loss events for either of the three months ended September 30, 2015 and 2014.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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

(d)	Other operating income and expenses, net, consists of net investment income, other insurance related income, finance expenses, and income from operating affiliates.
Gross Premiums Written

	Gross Premiums Written
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property	$9,448	$6,936	$2,512
The increase in gross premiums written in the property lines was primarily due to an increase in assets under management.
Reinsurance Premiums Ceded
Reinsurance premiums ceded for the three months ended September 30, 2015 were $nil compared to $0.6 million for the three months ended September 30, 2014.
Net Premiums Written

	Net Premiums Written
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property	$9,448	$6,288	$3,160
The increase in net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 100.0% and 90.7% for the three months ended September 30, 2015 and 2014, respectively.

Net Premiums Earned

	Net Premiums Earned
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property	$44,724	$35,138	$9,586
The increase in net premiums earned in the property lines was primarily due to the increase in gross premiums written.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended September 30,
	2015	2014	Change
Property—current period excluding items below	4.6%	10.6%	(6.0)
Property—current period—notable loss events	0.0%	0.0%	0.0
Property—current period—non-notable loss events	0.0%	0.0%	0.0
Property—change in prior accident years	0.0%	0.0%	0.0
Property—loss ratio	4.6%	10.6%	(6.0)

	Losses and Loss Expenses - Property Lines
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property—current period excluding items below	$2,076	$3,738	$(1,662)
Property—current period—notable loss events	—	—	—
Property—current period—non-notable loss events	—	—	—
Property—change in prior accident years	—	—	—
Property—losses and loss expenses	$2,076	$3,738	$(1,662)
The property lines current quarter loss ratio decreased by 6.0 percentage points, representing a decreased level of attritional losses in the current quarter.
Notable and Non-notable Loss Events
There were no losses and loss expenses from notable or non-notable loss events for either of the three months ended September 30, 2015 and 2014.

Policy Acquisition Costs

	Three Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$4,658	10.4%	$3,378	9.6%	$1,280	0.8
The policy acquisition cost ratios for the three months ended September 30, 2015 and 2014 were comparable.

General and Administrative and Share Compensation Expenses

	Three Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$4,674	10.5%	$7,719	22.0%	$(3,045)	(11.5)
Share compensation expenses	141	0.3%	179	0.5%	(38)	(0.2)
Total	$4,815	10.8%	$7,898	22.5%	$(3,083)	(11.7)
The decrease in general and administrative expenses of $3.0 million or 39.4% was primarily due to the deconsolidation of one of the AlphaCat ILS funds on June 1, 2015 and a decrease in professional fees relating to PaCRe. The share compensation expenses for the three months ended September 30, 2015 and 2014 were comparable.
Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014	Change
Losses and loss expense ratio	4.6%	10.6%	(6.0)
Policy acquisition cost ratio	10.4%	9.6%	0.8
General and administrative expense ratio (a)	10.8%	22.5%	(11.7)
Expense ratio	21.2%	32.1%	(10.9)
Combined ratio	25.8%	42.7%	(16.9)

(a)	The general and administrative expense ratio includes share compensation expenses.
The decrease in the combined ratio for the three months ended September 30, 2015 of 16.9 percentage points compared to the three months ended September 30, 2014 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Net Investment Income
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Fixed maturities and short-term investments	$1,496	$818	$678
Restricted cash and cash and cash equivalents	37	19	18
Total net investment income	$1,533	$837	$696
The increase in net investment income of $0.7 million for the three months ended September 30, 2015 compared to 2014 was primarily due to an increase in the size of the catastrophe bond portfolio.

Other Insurance Related Income

	Other Insurance Related Income
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Other insurance related income	$7,522	$5,980	$1,542
Other insurance related income for the AlphaCat segment primarily includes third party and related party management and performance fee income. The increase in other insurance related income of $1.5 million, or 25.8%, was primarily due to an increase in assets under management.
Finance Expenses

	Finance Expenses
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Finance expenses	$2,355	$385	$1,970
The increase in finance expenses of $2.0 million was due to fees incurred in relation to raising new capital.
Income From Operating Affiliates

	Income from Operating Affiliates
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
AlphaCat Re 2011	$396	$(5)	$401
AlphaCat Re 2012	(8)	(9)	1
AlphaCat 2013	(8)	7	(15)
AlphaCat 2014	(12)	1,367	(1,379)
AlphaCat 2015	1,077	—	1,077
AlphaCat ILS funds	4,081	2,401	1,680
Total	$5,526	$3,761	$1,765
For details of voting and equity ownership interests of the above entities, refer to Note 5 to the Consolidated Financial Statements in Part I. The increase in income from operating affiliates of $1.8 million for the three months ended September 30, 2015 was primarily due to the increase in income from the AlphaCat ILS funds due to the deconsolidation of one of the funds on June 1, 2015.
(Income) Attributable To AlphaCat Investors

	(Income) Attributable to AlphaCat Investors
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
(Income) attributable to AlphaCat investors	$(40,256)	$(25,807)	$(14,449)
The increase in (income) attributable to AlphaCat investors of $14.4 million for the three months ended September 30, 2015, was due primarily to the deconsolidation of one of the AlphaCat ILS funds on June 1, 2015 and the increase in assets under management compared to the prior year quarter.

Net Operating Loss Attributable to Noncontrolling Interest

	Net Operating Loss Attributable to Noncontrolling Interest
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Net operating loss attributable to noncontrolling interest	$63	$438	$(375)
For the three months ended September 30, 2015, net operating loss attributable to noncontrolling interest was $0.1 million, which was comprised of 90% of the net operating income in PaCRe for the quarter.

Third Quarter 2015 Results of Operations - Talbot Segment
The following table presents results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Underwriting income
Gross premiums written	$226,025	$245,685	$(19,660)
Reinsurance premiums ceded	(35,823)	(27,134)	(8,689)
Net premiums written	190,202	218,551	(28,349)
Change in unearned premiums	15,942	14,297	1,645
Net premiums earned	206,144	232,848	(26,704)

Underwriting deductions
Losses and loss expenses	94,414	118,382	(23,968)
Policy acquisition costs	44,575	47,862	(3,287)
General and administrative expenses	43,292	37,709	5,583
Share compensation expenses	3,214	2,990	224
Total underwriting deductions	185,495	206,943	(21,448)

Underwriting income (a)	20,649	25,905	(5,256)

Net investment income	6,457	4,965	1,492
Other insurance related income	470	109	361
Finance expenses	(57)	162	(219)

Operating income before taxes	27,519	31,141	(3,622)
Tax (expense) benefit	(1,141)	332	(1,473)
Net operating income (a)	$26,378	$31,473	$(5,095)

Selected ratios:
Net premiums written / Gross premiums written	84.2%	89.0%	(4.8)

Losses and loss expenses	45.8%	50.8%	(5.0)

Policy acquisition costs	21.6%	20.6%	1.0
General and administrative expenses (b)	22.6%	17.5%	5.1
Expense ratio	44.2%	38.1%	6.1
Combined ratio	90.0%	88.9%	1.1

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

The change in net operating income for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is described in the following table:

Increase (decrease) to net operating income over the three months ended September 30,
(Dollars in thousands)	2015 compared to 2014
Net premiums earned	$(26,704)
Notable loss events (a)	492
Non-notable loss events (b)	(4,675)
Incurred current year losses, excluding notable and non-notable loss events	27,604
Prior period loss development	547
Other underwriting deductions (c)	(2,520)
Underwriting income (d)	(5,256)
Other operating income and expenses, net (e)	161
Net operating income (d)	$(5,095)

(a)	Losses and loss expenses from notable loss events for the three months ended September 30, 2015 were $12.0 million compared to $12.5 million for the three months ended September 30, 2014.

(b)	Losses and loss expenses from non-notable loss events for the three months ended September 30, 2015 were $4.7 million compared to $nil for the three months ended September 30, 2014.

(c)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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
Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$72,717	32.1%	$67,043	27.2%	$5,674	4.9
Marine	66,813	29.6%	90,794	37.0%	(23,981)	(7.4)
Specialty	86,495	38.3%	87,848	35.8%	(1,353)	2.5
Total	$226,025	100.0%	$245,685	100.0%	$(19,660)	0.0
Talbot gross premiums written for the three months ended September 30, 2015 translated at 2014 exchange rates would have been $228.6 million, a decrease of $17.1 million.
The increase in gross premiums written in the property lines of $5.7 million was primarily due to increases in the property treaty and construction lines due to the timing of renewed business, new projects and amendments to existing contracts. These increases were partially offset by a decrease in the downstream energy and power lines due to unfavorable market conditions. The decrease in gross premiums written in the marine lines of $24.0 million was driven by decreases in a number of classes, but primarily the upstream energy and cargo lines of $9.7 million and $7.2 million, respectively, due to ongoing market conditions and economic factors which have reduced business and renewals.

Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property	$19,143	$17,235	$1,908
Marine	3,488	(1,355)	4,843
Specialty	13,192	11,254	1,938
Total	$35,823	$27,134	$8,689
The increase in reinsurance premiums ceded in the marine lines of $4.8 million was primarily due to reinstatement premiums across a number of classes.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$53,574	73.7%	$49,808	74.3%	$3,766	(0.6)
Marine	63,325	94.8%	92,149	101.5%	(28,824)	(6.7)
Specialty	73,303	84.7%	76,594	87.2%	(3,291)	(2.5)
Total	$190,202	84.2%	$218,551	89.0%	$(28,349)	(4.8)
The changes in net premiums written and net retention ratios are driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.
Net Premiums Earned

	Net Premiums Earned
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property	$55,357	$52,130	$3,227
Marine	75,986	99,774	(23,788)
Specialty	74,801	80,944	(6,143)
Total	$206,144	$232,848	$(26,704)
The changes in net premiums earned were consistent with the pattern of net premiums written influencing the earned premiums for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Three Months Ended September 30,
	2015	2014	Change
All lines—current period excluding items below	55.1%	60.6%	(5.5)
All lines—current period—notable loss events	5.8%	5.4%	0.4
All lines—current period—non-notable loss events	2.3%	0.0%	2.3
All lines—change in prior accident years	(17.4)%	(15.2)%	(2.2)
All lines—loss ratio	45.8%	50.8%	(5.0)

	Losses and Loss Expenses - All Lines
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
All lines—current period excluding items below	$113,728	$141,332	$(27,604)
All lines—current period—notable loss events	11,983	12,475	(492)
All lines—current period—non-notable loss events	4,675	—	4,675
All lines—change in prior accident years	(35,972)	(35,425)	(547)
All lines - losses and loss expenses	$94,414	$118,382	$(23,968)
Notable Loss Events
Losses and loss expenses from a single notable loss event, Tianjin, were $12.0 million for the three months ended September 30, 2015, which represented 5.8 percentage points of the loss ratio. Net of reinstatement premiums of $0.8 million, the effect of this event on net operating income was a reduction of $11.2 million. Losses and loss expenses from a single notable loss event, Tripoli Airport, were $12.5 million for the three months ended September 30, 2014, which represented 5.4 percentage points of the loss ratio. Net of reinstatement premiums of $0.8 million, the effect of this event on net operating income was a reduction of $11.7 million.
Non-notable Loss Events
Losses and loss expenses from non-notable loss events for the three months ended September 30, 2015 were $4.7 million, compared to $nil for the three months ended September 30, 2014. The non-notable loss event for the three months ended September 30, 2015 was the Chilean earthquake.
Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended September 30,
	2015	2014	Change
Property—current period excluding items below	61.6%	65.9%	(4.3)
Property—current period—notable loss events	5.7%	0.0%	5.7
Property—current period—non-notable loss events	7.5%	0.0%	7.5
Property—change in prior accident years	(17.5)%	(25.5)%	8.0
Property—loss ratio	57.3%	40.4%	16.9

	Losses and Loss Expenses - Property Lines
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property—current period excluding items below	$34,090	$34,340	$(250)
Property—current period—notable loss events	3,166	—	3,166
Property—current period—non-notable loss events	4,175	—	4,175
Property—change in prior accident years	(9,706)	(13,285)	3,579
Property—losses and loss expenses	$31,725	$21,055	$10,670
During the three months ended September 30, 2015, the property lines incurred $3.2 million of losses and loss expenses from a single notable loss event, Tianjin, which represented 5.7 percentage points of the property lines loss ratio. The property lines incurred no losses and loss expenses from notable loss events during the three months ended September 30, 2014.
During the three months ended September 30, 2015, the property lines incurred $4.2 million of losses and loss expenses from a single non-notable loss event, the Chilean earthquake, which represented 7.5 percentage points of the property lines loss ratio. The property lines incurred no losses and loss expenses from non-notable loss events during the three months ended September 30, 2014.
The property lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, decreased by 4.3 percentage points as a result of lower attritional losses in the current quarter. The favorable development of $9.7 million and $13.3 million on prior accident years for the three months ended September 30, 2015 and 2014, respectively, was primarily due to favorable development on attritional losses.

	Losses and Loss Expense Ratio - Marine Lines
	Three Months Ended September 30,
	2015	2014	Change
Marine—current period excluding items below	61.8%	46.2%	15.6
Marine—current period—notable loss events	11.6%	0.2%	11.4
Marine—current period—non-notable loss events	0.7%	0.0%	0.7
Marine—change in prior accident years	(19.5)%	(12.0)%	(7.5)
Marine—loss ratio	54.6%	34.4%	20.2

	Losses and Loss Expenses - Marine Lines
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Marine—current period excluding items below	$46,995	$46,087	$908
Marine—current period—notable loss events	$8,817	$191	$8,626
Marine—current period—non-notable loss events	500	—	500
Marine—change in prior accident years	(14,854)	(11,922)	(2,932)
Marine—losses and loss expenses	$41,458	$34,356	$7,102
During the three months ended September 30, 2015, the marine lines incurred $8.8 million of losses and loss expenses from a single notable loss event, Tianjin, which represented 11.6 percentage points of the marine lines loss ratio.
The marine lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, increased by 15.6 percentage points primarily due to higher attritional losses in the current quarter. The favorable development of $14.9 million and $11.9 million on prior accident years for the three months ended September 30, 2015 and 2014, respectively, was primarily due to favorable development on attritional losses.

	Losses and Loss Expense Ratio - Specialty Lines
	Three Months Ended September 30,
	2015	2014	Change
Specialty—current period excluding items below	43.7%	75.2%	(31.5)
Specialty—current period—notable loss events	0.0%	15.2%	(15.2)
Specialty—current period—non-notable loss events	0.0%	0.0%	0.0
Specialty—change in prior accident years	(15.3)%	(12.6)%	(2.7)
Specialty—loss ratio	28.4%	77.8%	(49.4)

	Losses and Loss Expenses - Specialty Lines
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Specialty—current period excluding items below	$32,643	$60,905	$(28,262)
Specialty—current period—notable loss events	—	12,284	(12,284)
Specialty—current period—non-notable loss events	—	—	—
Specialty—change in prior accident years	(11,412)	(10,218)	(1,194)
Specialty—losses and loss expenses	$21,231	$62,971	$(41,740)
The specialty lines incurred no losses and loss expenses from notable loss events during the three months ended September 30, 2015. During the three months ended September 30, 2014, the specialty lines incurred $12.3 million of losses and loss expenses from a single notable loss event, Tripoli Airport, which represented 15.2 percentage points of the specialty lines loss ratio. Net of $0.8 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $11.5 million.
The specialty lines current quarter loss ratio, excluding the impact of notable and non-notable loss events, decreased by 31.5 percentage points primarily due to lower attritional losses in the current quarter. The favorable development of $11.4 million and $10.2 million on prior accident years for the three months ended September 30, 2015 and 2014, respectively, was primarily due to favorable development on attritional losses.
Policy Acquisition Costs

	Three Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$8,205	14.8%	$6,930	13.3%	$1,275	1.5
Marine	18,712	24.6%	22,846	22.9%	(4,134)	1.7
Specialty	17,658	23.6%	18,086	22.3%	(428)	1.3
Total	$44,575	21.6%	$47,862	20.6%	$(3,287)	1.0
The marine acquisition cost ratio increased by 1.7 percentage points primarily due to the earned impact of the increase in reinsurance premiums ceded arising from reinstatement premiums.

General and Administrative and Share Compensation Expenses

	Three Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	43,292	21.0%	37,709	16.2%	5,583	4.8
Share compensation expenses	3,214	1.6%	2,990	1.3%	224	0.3
Total	$46,506	22.6%	$40,699	17.5%	$5,807	5.1
General and administrative expenses for the three months ended September 30, 2015 translated at 2014 exchange rates would have been $45.3 million, an increase of $7.5 million. This increase was primarily due to an increase in Lloyd's related charges, a greater retention of costs within the segment and an increase in the performance bonus accrual. Share compensation expense ratios were comparable for the three months ended September 30, 2015 and 2014.
Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014	Change
Losses and loss expense ratio	45.8%	50.8%	(5.0)
Policy acquisition cost ratio	21.6%	20.6%	1.0
General and administrative expense ratio (a)	22.6%	17.5%	5.1
Expense ratio	44.2%	38.1%	6.1
Combined ratio	90.0%	88.9%	1.1

(a)	The general and administrative expense ratio includes share compensation expenses.
The increase in the combined ratio for the three months ended September 30, 2015 of 1.1 percentage points compared to the three months ended September 30, 2014 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Net Investment Income
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Fixed maturities and short-term investments	$6,507	$4,999	$1,508
Restricted cash and cash and cash equivalents	388	360	28
Total gross investment income	6,895	5,359	1,536
Investment expenses	(438)	(394)	(44)
Total net investment income	$6,457	$4,965	$1,492
The increase in net investment income of $1.5 million for the three months ended September 30, 2015 compared to 2014 was primarily due to a change in asset allocation intended to improve yield.

Third Quarter 2015 Results of Operations - Western World Segment
The Company acquired Western World on October 2, 2014, therefore, the results of Western World have been included in the Company's consolidated results from the date of acquisition. As a result, there are no comparatives for the third quarter of 2014.
The following table presents results of operations for the three months ended September 30, 2015:

Three Months Ended September 30,
(Dollars in thousands)	2015
Underwriting income
Gross premiums written	$70,871
Reinsurance premiums ceded	(4,716)
Net premiums written	66,155
Change in unearned premiums	(2,225)
Net premiums earned	63,930

Underwriting deductions
Losses and loss expenses	40,810
Policy acquisition costs	13,214
General and administrative expenses	9,587
Share compensation expenses	554
Total underwriting deductions	64,165

Underwriting income (a)	(235)

Net investment income	5,634
Other insurance related income	248
Operating income before taxes	5,647
Tax expense	(2,431)
Net operating income (a)	$3,216

Selected ratios:
Net premiums written / Gross premiums written	93.3%

Losses and loss expenses	63.8%

Policy acquisition costs	20.7%
General and administrative expense (b)	15.9%
Expense ratio	36.6%
Combined ratio	100.4%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended September 30,
	2015
(Dollars in thousands)	Gross Premiums Written	% of Total
Property	$13,862	19.6%
Liability	57,009	80.4%
Total	$70,871	100.0%
The property lines consist largely of commercial package property and program business. During the three months ended March 31, 2015, Western World began writing brokerage property business. Gross premiums written in the brokerage property class totaled $2.7 million for the three months ended September 30, 2015. The liability lines consist largely of commercial package liability, program and other liability business.
Reinsurance Premiums Ceded

Reinsurance Premiums Ceded
Three Months Ended September 30,
(Dollars in thousands)	2015
Property	$1,243
Liability	3,473
Total	$4,716
The Western World reinsurance program includes various treaties: a binding authority excess of loss, brokerage casualty, brokerage professional, property per risk excess of loss and property catastrophe excess of loss.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended September 30,
	2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written
Property	$12,619	91.0%
Liability	53,536	93.9%
Total	$66,155	93.3%
Net premiums written and the net retention ratio were driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.
Net Premiums Earned

Net Premiums Earned
Three Months Ended September 30,
(Dollars in thousands)	2015
Property	$11,083
Liability	52,847
Total	$63,930

Net premiums earned were driven by the earnings pattern of net premiums written.

Losses and Loss Expenses

Losses and Loss Expense Ratio - All Lines
Three Months Ended September 30,
2015
All lines—current period excluding items below	71.7%
All lines—current period—notable loss events	0.0%
All lines—current period—non-notable loss events	0.0%
All lines—change in prior accident years (a)	(7.9)%
All lines—loss ratio (a)	63.8%

Losses and Loss Expenses - All Lines
Three Months Ended September 30,
(Dollars in thousands)	2015
All lines—current period excluding items below	$45,864
All lines—current period—notable loss events	—
All lines—current period—non-notable loss events	—
All lines—change in prior accident years (a)	(5,054)
All lines—losses and loss expenses (a)	$40,810

(a)
Upon closing the acquisition, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $2,524 during the three months ended September 30, 2015, benefiting the loss ratio by 3.9 percentage points. The remaining fair value adjustment of $2,340 will be amortized during the remainder of 2015.

Notable and Non-notable Loss Events
There were no losses and loss expenses from notable or non-notable loss events for the three months ended September 30, 2015.
Losses and Loss Expenses by Line of Business

Losses and Loss Expense Ratio - Property Lines
Three Months Ended September 30,
2015
Property—current period excluding items below	60.0%
Property—current period—notable loss events	0.0%
Property—current period—non-notable loss events	0.0%
Property—change in prior accident years (a)	(9.5)%
Property—loss ratio (a)	50.5%

Losses and Loss Expenses - Property Lines
Three Months Ended September 30,
(Dollars in thousands)	2015
Property—current period excluding items below	$6,652
Property—current period—notable loss events	—
Property—current period—non-notable loss events	—
Property—change in prior accident years (a)	(1,054)
Property—losses and loss expenses (a)	$5,598

(a)
Upon closing the acquisition, an adjustment of $409 was made to decrease net reserves to reflect fair value. This adjustment was amortized to income through an increase in losses and loss expenses of $66 during the three months ended September 30, 2015, increasing the loss ratio by 0.6 percentage points. The remaining fair value adjustment of $61 will be amortized during the remainder of 2015.

The property lines current quarter loss ratio was 60.0 percentage points, representing attritional claims experienced during the current quarter. The favorable development of $1.1 million on prior accident years for the three months ended September 30, 2015 primarily relates to favorable development on attritional losses.

Losses and Loss Expense Ratio - Liability Lines
Three Months Ended September 30,
2015
Liability—current period excluding items below	74.2%
Liability—current period—notable loss events	0.0%
Liability—current period—non-notable loss events	0.0%
Liability—change in prior accident years (a)	(7.6)%
Liability—loss ratio (a)	66.6%

Losses and Loss Expenses - Liability Lines
Three Months Ended September 30,
(Dollars in thousands)	2015
Liability—current period excluding items below	$39,212
Liability—current period—notable loss events	—
Liability—current period—non-notable loss events	—
Liability—change in prior accident years (a)	(4,000)
Liability—losses and loss expenses (a)	$35,212

(a)
Upon closing the acquisition, an adjustment of $15,995 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $2,590 during the three months ended September 30, 2015, benefiting the loss ratio by 4.9 percentage points. The remaining fair value adjustment of $2,401 will be amortized during the remainder of 2015.

The liability lines current quarter loss ratio was 74.2 percentage points, representing attritional claims experienced during the quarter. The liability lines experienced favorable loss reserve development of $4.0 million during the three months ended September 30, 2015 due to the amortization of the fair value adjustment noted above and favorable development on attritional losses.

Policy Acquisition Costs

	Three Months Ended September 30,
	2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned
Property	$2,513	22.7%
Liability	10,701	20.2%
Total (a)	$13,214	20.7%

(a)
Upon closing the acquisition, an adjustment of $34,736 was made to reduce deferred acquisition costs to reflect fair value. These deferred acquisition costs would otherwise have been expensed in the amount of $2,925 during the three months ended September 30, 2015, benefiting the policy acquisition cost ratio by 4.6 percentage points.

The property acquisition cost ratio for the three months ended September 30, 2015 was 22.7% and the liability acquisition cost ratio for the three months ended September 30, 2015 was 20.2%. The impact of the acquisition fair value adjustments on the policy acquisition cost ratio is noted above.
General and Administrative and Share Compensation Expenses

	Three Months Ended September 30,
	2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned
General and administrative expenses	$9,587	15.0%
Share compensation expenses	554	0.9%
Total	$10,141	15.9%
Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended September 30, 2015.

Three Months Ended September 30,
2015
Losses and loss expense ratio	63.8%
Policy acquisition cost ratio	20.7%
General and administrative expense ratio (a)	15.9%
Expense ratio	36.6%
Combined ratio	100.4%

(a)	The general and administrative expense ratio includes share compensation expenses.
The combined ratio for the three months ended September 30, 2015 reflects the underlying ratios highlighted above.
Net Investment Income

Net Investment Income
Three Months Ended September 30,
(Dollars in thousands)	2015
Fixed maturities and short-term investments	$4,997
Other investments	1,004
Restricted cash and cash and cash equivalents	8
Total gross investment income	6,009
Investment expenses	(375)
Total net investment income	$5,634

Third Quarter 2015 Non-Segment Discussion
Corporate Expenses
Corporate general and administrative expenses for the three months ended September 30, 2015, net of eliminations related to the operating segments, were $18.5 million compared to $19.4 million for the three months ended September 30, 2014, a decrease of $0.9 million or 4.6%. This decrease was due primarily to the retention of certain costs within the operating segments and a decrease in professional fees compared to the prior year quarter. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Corporate share compensation expenses for the three months ended September 30, 2015 were $3.4 million compared to $3.0 million for the three months ended September 30, 2014, an increase of $0.4 million or 12.3%.
Corporate finance expenses for the three months ended September 30, 2015 and 2014, net of eliminations related to the operating segments, were $11.5 million.
Transaction expenses for the three months ended September 30, 2015 were $nil compared to $0.1 million for the three months ended September 30, 2014. The transaction expenses related to costs incurred in connection with the acquisition of Western World, which was completed on October 2, 2014. The Company incurred an additional $4.7 million of transaction expenses which were recognized in the fourth quarter of 2014. Western World results have been included in the Company's consolidated results from the date of acquisition. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.
Third Quarter 2015 Non-Operating Income and Expenses
The following non-operating income and expense items are discussed on a consolidated basis, since the Company does not include these items when assessing the results of its operating segments.
Net Realized and Change in Net Unrealized Losses on Investments

	Net Realized and Change in Net Unrealized Losses on Investments
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Net realized (losses) gains on investments	$(41,906)	$4,595	$(46,501)
Change in net unrealized losses on investments	(34,908)	(84,974)	50,066
Net realized and change in net unrealized losses on investments	$(76,814)	$(80,379)	$3,565
Net realized losses on investments for the three months ended September 30, 2015 were $41.9 million compared to gains of $4.6 million for the three months ended September 30, 2014, an unfavorable movement of $46.5 million. The net realized losses for the three months ended September 30, 2015, included $40.7 million in realized losses relating to PaCRe. The amount of PaCRe's realized losses attributable to noncontrolling interest was $36.6 million for the three months ended September 30, 2015, leaving a net loss to the Company of $4.1 million. The net realized gains on investments for the three months ended September 30, 2014 was driven by $2.6 million in realized gains relating to PaCRe. The amount of PaCRe's realized gains attributable to noncontrolling interest was $2.3 million for the three months ended September 30, 2014, leaving a net gain to the Company of $0.3 million.
The change in net unrealized losses on investments for the three months ended September 30, 2015 was $34.9 million compared to $85.0 million for the three months ended September 30, 2014, a favorable movement of $50.1 million, or 58.9%. The change in net unrealized losses on investments for the three months ended September 30, 2015 included $38.8 million in unrealized losses relating to PaCRe. The amount of PaCRe's net unrealized losses attributable to noncontrolling interest was $34.9 million for the three months ended September 30, 2015, leaving a net loss to the Company of $3.9 million. The change in net unrealized losses on investments for the three months ended September 30, 2014 was driven by $61.0 million in unrealized losses relating to PaCRe. The amount of PaCRe's net unrealized losses attributable to noncontrolling interest was $54.9 million for the three months ended September 30, 2014, leaving a net loss to the Company of $6.1 million.
The change in net unrealized gains excluding PaCRe for the three months ended September 30, 2015 were $3.9 million compared to a change in net unrealized losses of $24.0 million for the three months ended September 30, 2014, a favorable movement of $27.9 million. The favorable movement was primarily due to a downward shift in the yield curve during the current quarter compared to an upward shift in the yield curve during the three months ended September 30, 2014.

Income From Investment Affiliate

	Income From Investment Affiliate
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Income from investment affiliate	$2,482	$1,754	$728
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

	Three Months Ended September 30,
U.S. dollar strengthened (weakened) against:	2015	2014
British Pound sterling	3.7%	5.6%
Euro	(0.2)%	8.5%
Canadian dollar	6.4%	5.1%
Swiss franc	4.4%	7.8%
Australian dollar	9.5%	8.5%
New Zealand dollar	5.9%	12.7%
Singapore dollar	5.6%	2.5%
Japanese yen	(2.0)%	8.3%
South African rand	13.7%	6.4%

	Foreign Exchange Losses
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Foreign exchange losses	$(2,274)	$(11,441)	$9,167
Foreign exchange losses for the three months ended September 30, 2015 were $2.3 million compared to losses of $11.4 million for the three months ended September 30, 2014, a favorable movement of $9.2 million, or 80.1%, due primarily to the U.S. dollar strengthening against the Canadian dollar and South African rand in the current quarter.
The Company currently hedges foreign currency exposure by substantively balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-U.S. dollar currencies, or by entering into forward foreign currency contracts. Consequently, the Company attempts to limit its exposure to foreign exchange fluctuations.
Other Loss

	Other Loss
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Other loss	$(1,970)	$(7,690)	$5,720
Other loss for the three months ended September 30, 2015 and 2014 was due primarily to adjustments related to assets acquired with the purchase of Flagstone.

Net Loss Attributable to Noncontrolling Interest

	Net Loss Attributable to Noncontrolling Interest
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Net loss attributable to noncontrolling interest	$71,663	$53,069	$18,594
For the three months ended September 30, 2015, the net loss attributable to noncontrolling interest was $71.7 million, which was comprised of an operating loss of $0.1 million, as discussed in the AlphaCat Segment Results of Operations, and a non-operating loss of $71.6 million, primarily on the investment portfolio within PaCRe.
For the three months ended September 30, 2014, net loss attributable to noncontrolling interest was $53.1 million, which was comprised of an operating loss of $0.4 million, as discussed in the AlphaCat Segment Results of Operations, and a non-operating loss of $52.6 million, primarily on the investment portfolio within PaCRe.

Year to Date 2015 Summarized Consolidated Results of Operations

•
Gross premiums written for the nine months ended September 30, 2015 were $2,248.1 million compared to $2,026.6 million for the nine months ended September 30, 2014, an increase of $221.5 million, or 10.9%.

•
Net premiums earned for the nine months ended September 30, 2015 were $1,706.8 million compared to $1,443.7 million for the nine months ended September 30, 2014, an increase of $263.1 million, or 18.2%.

•	Underwriting income for the nine months ended September 30, 2015 was $341.0 million compared to $391.3 million for the nine months ended September 30, 2014, a decrease of $50.2 million, or 12.8%.

•
Combined ratio for the nine months ended September 30, 2015 of 80.0% which included $245.8 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 14.4 percentage points compared to a combined ratio for the nine months ended September 30, 2014 of 72.9% which included $167.6 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 11.6 percentage points. The favorable loss reserve development was primarily due to lower than expected development on attritional losses.

•
Loss ratio for the nine months ended September 30, 2015 of 44.8% compared to 37.8% for the nine months ended September 30, 2014, an increase of 7.0 percentage points. Incurred losses for the nine months ended September 30, 2015 were $765.3 million, compared to $545.5 million for the nine months ended September 30, 2014, an increase of $219.8 million or 40.3%.

•	Loss ratios by line of business are as follows:

	Nine Months Ended September 30,
	2015	2014	Change
Property (a)	22.3%	14.4%	7.9
Marine	51.4%	44.8%	6.6
Specialty	59.0%	63.5%	(4.5)
Liability (a)	71.6%	0.0%	71.6
All lines	44.8%	37.8%	7.0

(a)	The results of Western World have been included in the Company's consolidated results from the October 2, 2014 date of acquisition.

•
Losses and loss expenses from notable loss events, including development on these events, for the nine months ended September 30, 2015 were $97.1 million compared to $28.1 million for the nine months ended September 30, 2014. Notable loss events are defined as consolidated losses from a single event which aggregate to a threshold greater than or equal to $30.0 million. Notable loss events for the nine months ended September 30, 2015 were the August 12th port explosion in Tianjin, China and Pemex, an offshore rig explosion. The port explosion in Tianjin resulted in estimated loss to the Company of $47.8 million or 2.8 percentage points of the loss ratio. Net of $3.9 million of reinstatement premiums, the net loss was $43.9 million. The offshore rig explosion, Pemex resulted in estimated loss to the Company of $49.3 million or 2.9 percentage points of the loss ratio. Including reinstatement premiums payable, the net loss was $51.4 million. During the nine months ended September 30, 2014, the Company incurred a loss of $28.1 million or 1.9 percentage points of the loss ratio, related to Tripoli Airport which subsequently developed into a notable loss event during the three months ended December 31, 2014.

•
Losses and loss expenses from non-notable loss events, including development on these events, for the nine months ended September 30, 2015 were $22.2 million compared to $25.1 million for the nine months ended September 30, 2014. Non-notable loss events are defined as consolidated losses from a single event which aggregate to a threshold greater than or equal to $15.0 million but less than $30.0 million. The non-notable loss event for the nine months ended September 30, 2015 was the Chilean earthquake, which resulted in an estimated loss to the Company of $22.2 million or 1.3 percentage points of the loss ratio. Net of $2.2 million of reinstatement premiums, the net loss was $20.0 million.

•	Net investment income for the nine months ended September 30, 2015 was $96.2 million compared to $69.9 million for the nine months ended September 30, 2014, an increase of $26.2 million, or 37.5%.

•	Investment yield for the nine months ended September 30, 2015 was 1.92% compared to 1.41% for the nine months ended September 30, 2014.

•
Net operating income available to Validus for the nine months ended September 30, 2015 was $304.8 million compared to $357.4 million for the nine months ended September 30, 2014, a decrease of $52.6 million, or 14.7%.

•
Net income available to Validus for the nine months ended September 30, 2015 was $304.1 million, or $3.50 per diluted common share compared to $355.4 million or $3.70 per diluted common share for the nine months ended September 30, 2014.

•
Annualized return on average equity and annualized net operating return on average equity for the nine months ended September 30, 2015 were 11.1% and 11.2%, respectively, compared to 12.8% and 12.9% for the nine months ended September 30, 2014.

•	Total investments and cash as at September 30, 2015 was $8.5 billion compared to $8.1 billion as at December 31, 2014.

•	AlphaCat's assets under management as at October 1, 2015 was $2.2 billion compared to $1.9 billion as at January 1, 2015.

Overview of the Results of Operations for the Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014.
The change in net operating income available to Validus for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is described in the following table:

	Increase (decrease) to net operating income available to Validus over the nine months ended September 30,
	2015 compared to 2014
(Dollars in thousands)	Validus Holdings, Ltd. Consolidated	Western World Segment	Validus Holdings, Ltd. Consolidated excluding the Western World Segment
Net premiums earned	$263,139	$196,930	$66,209
Notable loss events (a)	(68,916)	—	(68,916)
Non-notable loss events (b)	2,947	—	2,947
Incurred current year losses, excluding notable and non-notable loss events	(231,965)	(153,737)	(78,228)
Prior period loss development	78,142	15,639	62,503
Other underwriting deductions (c)	(93,557)	(57,772)	(35,785)
Underwriting income (d)	(50,210)	1,060	(51,270)
(Income) attributable to AlphaCat investors	(11,508)	—	(11,508)
Other operating expenses and income, net (e)	11,987	15,027	(3,040)
Net operating income (d)	(49,731)	16,087	(65,818)
Net operating (income) loss attributable to noncontrolling interest	(2,887)	—	(2,887)
Net operating income available to Validus (d)	$(52,618)	$16,087	$(68,705)

(a)	Loss and loss expenses from notable loss events for the nine months ended September 30, 2015 were $97.1 million compared to $28.1 million nine months ended September 30, 2014.

(b)	Losses and loss expenses from non-notable loss events for the nine months ended September 30, 2015 were $22.2 million compared to $25.1 million for the nine months ended September 30, 2014.

(c)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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
Net operating income available to Validus for the nine months ended September 30, 2015 was $304.8 million compared to $357.4 million for the nine months ended September 30, 2014, a decrease of $52.6 million or 14.7%.
The Company acquired Western World on October 2, 2014, therefore, the results of Western World have been included in the Company's consolidated results from the date of acquisition. As a result, there are no comparatives for the nine months ended September 30, 2014. Net operating income available to Validus excluding the Western World segment for the nine months ended September 30, 2015 was $288.7 million compared to $357.4 million for the nine months ended September 30, 2014, a decrease of $68.7 million or 19.2%.
The primary factors driving the decrease in net operating income available to Validus excluding the Western World segment were:

•	An increase in losses and loss expenses of $81.7 million, comprised of:

◦	an increase in incurred current year losses, excluding notable and non-notable losses of $78.2 million; and

◦	an increase in notable loss events of $68.9 million; offset by,

◦	an increase in favorable prior period development of $62.5 million; and

◦	a decrease in non-notable loss events of $2.9 million;

•	An increase in policy acquisition costs of $30.0 million primarily due to new agricultural business written in the Validus Re segment; and

•	An increase in (income) attributable to AlphaCat investors of $11.5 million; offset by,

•	An increase in net premiums earned of $66.2 million, primarily due to new agriculture business written in the Validus Re segment.

Year to Date 2015 Results of Operations - Validus Re Segment
The following table presents results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Underwriting income
Gross premiums written	$1,111,020	$1,081,816	$29,204
Reinsurance premiums ceded	(147,611)	(161,721)	14,110
Net premiums written	963,409	920,095	43,314
Change in unearned premiums	(205,110)	(233,271)	28,161
Net premiums earned	758,299	686,824	71,475

Underwriting deductions
Losses and loss expenses	357,491	247,848	109,643
Policy acquisition costs	128,909	106,547	22,362
General and administrative expenses	58,254	53,757	4,497
Share compensation expenses	7,665	7,126	539
Total underwriting deductions	552,319	415,278	137,041

Underwriting income (a)	205,980	271,546	(65,566)

Net investment income	56,694	54,810	1,884
Other insurance related income	3,318	2,385	933
Finance expenses	(11,068)	(11,131)	63

Operating income before taxes	254,924	317,610	(62,686)
Tax (expense) benefit	(14)	1,176	(1,190)
Net operating income (a)	$254,910	$318,786	$(63,876)

Selected ratios:
Net premiums written / Gross premiums written	86.7%	85.1%	1.6

Losses and loss expenses	47.1%	36.1%	11.0

Policy acquisition costs	17.0%	15.5%	1.5
General and administrative expenses (b)	8.7%	8.9%	(0.2)
Expense ratio	25.7%	24.4%	1.3
Combined ratio	72.8%	60.5%	12.3

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

The change in net operating income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is described in the following table:

Increase (decrease) to net operating income over the nine months ended September 30,
(Dollars in thousands)	2015 compared to 2014
Net premiums earned	$71,475
Notable loss events (a)	(56,523)
Non-notable loss events (b)	2,837
Incurred current year losses, excluding notable and non-notable loss events	(105,171)
Prior period loss development	49,214
Other underwriting deductions (c)	(27,398)
Underwriting income (d)	(65,566)
Other operating income and expenses, net (e)	1,690
Net operating income (d)	$(63,876)

(a)	Losses and loss expenses from notable loss events for the nine months ended September 30, 2015 were $72.2 million compared to $15.7 million for the nine months ended September 30, 2014.

(b)	Losses and loss expenses from non-notable loss events for the nine months ended September 30, 2015 were $17.5 million compared to $20.3 million for the nine months ended September 30, 2014.

(c)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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
Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Nine Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$530,456	47.7%	$598,570	55.4%	$(68,114)	(7.7)
Marine	153,351	13.8%	175,706	16.2%	(22,355)	(2.4)
Specialty	427,213	38.5%	307,540	28.4%	119,673	10.1
Total	$1,111,020	100.0%	$1,081,816	100.0%	$29,204	0.0
The decrease in gross premiums written in the property lines of $68.1 million was primarily due to a reduction in business written in the catastrophe excess of loss lines of $74.5 million. This decrease was driven by reductions in our participation on various programs due to current market conditions. The decrease in gross premiums written in the marine lines of $22.4 million was due to non-renewals as a result of current market conditions and business historically written in marine lines being renewed in specialty lines. The increase in gross premiums written in the specialty lines of $119.7 million was primarily due to a significant new agriculture deal as well as a significant increase in an existing agriculture deal, offset by various non-renewals.

Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property	$119,823	$135,443	$(15,620)
Marine	17,196	21,002	(3,806)
Specialty	10,592	5,276	5,316
Total	$147,611	$161,721	$(14,110)
Reinsurance premiums ceded in the property lines decreased by $15.6 million primarily as a result of renewing the Company's main retro program at reduced rates. The increase in reinsurance premiums ceded in the specialty lines of $5.3 million was primarily due to a composite marine program being renewed in the specialty lines.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Nine Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$410,633	77.4%	$463,127	77.4%	$(52,494)	0.0
Marine	136,155	88.8%	154,704	88.0%	(18,549)	0.8
Specialty	416,621	97.5%	302,264	98.3%	114,357	(0.8)
Total	$963,409	86.7%	$920,095	85.1%	$43,314	1.6
The changes in net premiums written and net retention ratios are driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.
Net Premiums Earned

	Net Premiums Earned
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property	$323,616	$354,061	$(30,445)
Marine	113,239	117,521	(4,282)
Specialty	321,444	215,242	106,202
Total	$758,299	$686,824	$71,475
The decrease in property and marine lines net premiums earned of $30.4 million and $4.3 million, respectively was as a result of lower gross premiums written during the nine months ended September 30, 2015, offset by the earned impact of the reduction in reinsurance premiums ceded. The increase in net premiums earned in the specialty lines of $106.2 million was primarily due to an increase in gross premiums written during the nine months ended September 30, 2015.

Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Nine Months Ended September 30,
	2015	2014	Change
All lines—current period excluding items below	49.3%	39.1%	10.2
All lines—current period—notable loss events	9.5%	2.3%	7.2
All lines—current period—non-notable loss events	2.3%	3.0%	(0.7)
All lines—change in prior accident years	(14.0)%	(8.3)%	(5.7)
All lines—loss ratio	47.1%	36.1%	11.0

	Losses and Loss Expenses - All Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
All lines—current period excluding items below	$373,859	$268,688	$105,171
All lines—current period—notable loss events	72,182	15,659	56,523
All lines—current period—non-notable loss events	17,500	20,337	(2,837)
All lines—change in prior accident years	(106,050)	(56,836)	(49,214)
All lines—losses and loss expenses	$357,491	$247,848	$109,643
Notable Loss Events
Losses and loss expenses from notable loss events were $72.2 million for the nine months ended September 30, 2015, which represented 9.5 percentage points of the loss ratio. Losses and loss expenses from Tianjin, a current quarter notable loss event, were $35.8 million. Net of $3.1 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $32.7 million. Losses and loss expenses from Pemex, a second quarter notable loss event, were $36.4 million for the nine months ended September 30, 2015. Net of $8.9 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $27.4 million. Losses and loss expenses from a single notable loss event, Tripoli Airport, were $15.7 million for the nine months ended September 30, 2014, which represented 2.3 percentage points of the loss ratio. Net of $2.1 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $13.5 million.
Non-notable Loss Events
Losses and loss expenses from non-notable loss events for the nine months ended September 30, 2015 were $17.5 million compared to $20.3 million for the nine months ended September 30, 2014. The non-notable loss event for the nine months ended September 30, 2015 was the Chilean earthquake.
Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Nine Months Ended September 30,
	2015	2014	Change
Property—current period excluding items below	22.8%	18.1%	4.7
Property—current period—notable loss events	7.2%	0.0%	7.2
Property—current period—non-notable loss events	5.4%	5.7%	(0.3)
Property—change in prior accident years	(18.0)%	(14.3)%	(3.7)
Property—loss ratio	17.4%	9.5%	7.9

	Losses and Loss Expenses - Property Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property—current period excluding items below	$73,926	$63,924	$10,002
Property—current period—notable loss events	23,298	—	23,298
Property—current period—non-notable loss events	17,384	20,337	(2,953)
Property—change in prior accident years	(58,437)	(50,598)	(7,839)
Property—losses and loss expenses	$56,171	$33,663	$22,508
During the nine months ended September 30, 2015, the property lines incurred $23.3 million of losses and loss expenses from a single notable loss event, Tianjin, which represented 7.2 percentage points of the property lines loss ratio. Net of $1.8 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $21.5 million. The property lines incurred no losses and loss expenses from notable loss events during the nine months ended September 30, 2014.
During the nine months ended September 30, 2015, the property lines incurred $17.4 million of losses and loss expenses from a single non-notable loss event, the Chilean earthquake, which represented 5.4 percentage points of the property lines loss ratio. During the nine months ended September 30, 2014, the property lines incurred $20.3 million of losses and loss expenses from non-notable loss events, which represented 5.7 percentage points of the property lines loss ratio.
The property lines current period loss ratio, excluding the impact of notable and non-notable loss events, increased by 4.7 percentage points as a result of higher attritional losses in the period, including $10.0 million of losses and loss expenses from flooding in Texas during the second quarter. The favorable development on prior accident years for the nine months ended September 30, 2015 of $58.4 million, included favorable development on prior years from event specific reserves of $27.8 million. The remainder was primarily due to favorable development on attritional losses. The favorable development on prior accident years for the nine months ended September 30, 2014 of $50.6 million was primarily due to favorable development on attritional losses.

	Losses and Loss Expense Ratio - Marine Lines
	Nine Months Ended September 30,
	2015	2014	Change
Marine—current period excluding items below	54.8%	46.6%	8.2
Marine—current period—notable loss events	41.7%	0.3%	41.4
Marine—current period—non-notable loss events	0.0%	0.0%	0.0
Marine—change in prior accident years	(25.8)%	(4.4)%	(21.4)
Marine—loss ratio	70.7%	42.5%	28.2

	Losses and Loss Expenses - Marine Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Marine—current period excluding items below	$62,040	$54,731	$7,309
Marine—current period—notable loss events	47,219	400	46,819
Marine—current period—non-notable loss events	—	—	—
Marine—change in prior accident years	(29,225)	(5,213)	(24,012)
Marine—losses and loss expenses	$80,034	$49,918	$30,116
During the nine months ended September 30, 2015, the marine lines incurred $12.5 million of losses and loss expenses from a current quarter notable loss event, Tianjin, which represented 11.0 percentage points of the marine lines loss ratio. Net of $1.3 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $11.2 million. In addition, losses and loss expenses from Pemex, a second quarter notable loss event, were $34.7 million which represented 30.7 percentage points of the marine lines loss ratio. Net of $8.4 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $26.3 million.

The marine lines current period loss ratio, excluding the impact of notable and non-notable loss events, increased by 8.2 percentage points as a result of higher attritional losses in the current period. The favorable development of $29.2 million on prior accident years for the nine months ended September 30, 2015 was primarily due to favorable development on attritional losses; whereas, the lower favorable development of $5.2 million on prior accident years for the nine months ended September 30, 2014 was primarily due to favorable development on the Gryphon Alpha mooring failure, partially offset by adverse development on Costa Concordia.

	Losses and Loss Expense Ratio - Specialty Lines
	Nine Months Ended September 30,
	2015	2014	Change
Specialty—current period excluding items below	74.1%	69.7%	4.4
Specialty—current period—notable loss events	0.5%	7.1%	(6.6)
Specialty—current period—non-notable loss events	0.0%	0.0%	0.0
Specialty—change in prior accident years	(5.7)%	(0.5)%	(5.2)
Specialty—loss ratio	68.9%	76.3%	(7.4)

	Losses and Loss Expenses - Specialty Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Specialty—current period excluding items below	$237,893	$150,033	$87,860
Specialty—current period—notable loss events	1,665	15,259	(13,594)
Specialty—current period—non-notable loss events	116	—	116
Specialty—change in prior accident years	(18,388)	(1,025)	(17,363)
Specialty—losses and loss expenses	$221,286	$164,267	$57,019
During the nine months ended September 30, 2015, the specialty lines incurred $1.7 million of losses and loss expenses from a second quarter notable loss event, Pemex, which represented 0.5 percentage points of the specialty lines loss ratio. During the nine months ended September 30, 2014, the specialty lines incurred $15.3 million of losses and loss expenses from a single notable loss event, Tripoli Airport, which represented 7.1 percentage points of the specialty lines loss ratio. Net of $2.1 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $13.1 million.
The specialty lines current period loss ratio, excluding the impact of notable and non-notable loss events, increased by 4.4 percentage points, primarily due to a change in business mix to include more agriculture business and higher attritional losses in the current period. The favorable loss reserve development on prior accident years of $18.4 million during the nine months ended September 30, 2015 was due primarily to favorable development on attritional losses. The lower favorable development of $1.0 million on prior accident years in the nine months ended September 30, 2014 was primarily due to an increase in the loss estimate on agriculture losses.
Policy Acquisition Costs

	Nine Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$58,054	17.9%	$59,665	16.9%	$(1,611)	1.0
Marine	23,258	20.5%	19,825	16.9%	3,433	3.6
Specialty	47,597	14.8%	27,057	12.6%	20,540	2.2
Total	$128,909	17.0%	$106,547	15.5%	$22,362	1.5
The acquisition cost ratio for the marine lines increased by 3.6 percentage points primarily due to adjustments to existing business. The 2.2 percentage point increase in the acquisition cost ratio for the specialty lines was driven by profit commissions and a large proportional contract that carries higher acquisition costs.

General and Administrative and Share Compensation Expenses

	Nine Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$58,254	7.7%	$53,757	7.8%	$4,497	(0.1)
Share compensation expenses	7,665	1.0%	7,126	1.1%	539	(0.1)
Total	$65,919	8.7%	$60,883	8.9%	$5,036	(0.2)
The increase in general and administrative expenses of $4.5 million or 8.4% was due primarily to a greater retention of costs within the segment and an increase in staff costs related to overseas underwriting operations during the nine months ended September 30, 2015. This increase was partially offset by a reduction in office and infrastructure costs in the current period related to entities that are no longer in use as a result of efficiencies achieved through rationalization of historical Flagstone entities. Share compensation expenses were comparable for the nine months ended September 30, 2015 and 2014.
Selected Underwriting Ratios
The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the losses and loss expense ratio and the expense ratio. The losses and loss expense ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014	Change
Losses and loss expense ratio	47.1%	36.1%	11.0
Policy acquisition cost ratio	17.0%	15.5%	1.5
General and administrative expense ratio (a)	8.7%	8.9%	(0.2)
Expense ratio	25.7%	24.4%	1.3
Combined ratio	72.8%	60.5%	12.3

(a)	The general and administrative expense ratio includes share compensation expenses.
The increase in the combined ratio for the nine months ended September 30, 2015 of 12.3 percentage points compared to the nine months ended September 30, 2014 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Net Investment Income
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Fixed maturities and short-term investments	$51,486	$52,871	$(1,385)
Other investments	8,668	2,879	5,789
Restricted cash and cash and cash equivalents	51	3,465	(3,414)
Securities lending income	13	5	8
Total gross investment income	60,218	59,220	998
Investment expenses	(3,524)	(4,410)	886
Total net investment income	$56,694	$54,810	$1,884

The increase in net investment income for the nine months ended September 30, 2015 was $1.9 million or 3.4% primarily due to a change in asset allocation intended to improve yield. Net investment income from other investments includes distributed and undistributed net income from certain investments.
Other Insurance Related Income

	Other Insurance Related Income
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Other insurance related income	$3,318	$2,385	$933
Other insurance related income for the nine months ended September 30, 2015 includes a recoverable for federal excise taxes of $2.3 million.
Finance Expenses

	Finance Expenses
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Finance expenses	$11,068	$11,131	$(63)
Finance expenses for the nine months ended September 30, 2015 and 2014 were comparable.

Year to Date 2015 Results of Operations - AlphaCat Segment
The following table presents results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Underwriting income
Gross premiums written	$176,129	$135,073	$41,056
Reinsurance premiums ceded	(4,538)	(4,348)	(190)
Net premiums written	171,591	130,725	40,866
Change in unearned premiums	(54,196)	(32,444)	(21,752)
Net premiums earned	117,395	98,281	19,114

Underwriting deductions
Losses and loss expenses	1,232	(7,155)	8,387
Policy acquisition costs	12,162	9,414	2,748
General and administrative expenses	12,202	15,627	(3,425)
Share compensation expenses	440	330	110
Total underwriting deductions	26,036	18,216	7,820

Underwriting income (a)	91,359	80,065	11,294

Net investment income	4,872	2,546	2,326
Other insurance related income	17,048	21,482	(4,434)
Finance expenses	(9,462)	(2,039)	(7,423)

Operating income before income from operating affiliates and (income) attributable to AlphaCat investors	103,817	102,054	1,763
Income from operating affiliates	12,083	13,580	(1,497)
(Income) attributable to AlphaCat investors	(94,341)	(82,833)	(11,508)
Net operating income (a)	21,559	32,801	(11,242)
Net operating (income) attributable to noncontrolling interest	(6,047)	(3,160)	(2,887)
Net operating income available to Validus (a)	$15,512	$29,641	$(14,129)

Selected ratios:
Net premiums written / Gross premiums written	97.4%	96.8%	0.6

Losses and loss expenses	1.0%	(7.3)%	8.3

Policy acquisition costs	10.4%	9.6%	0.8
General and administrative expenses (b)	10.8%	16.2%	(5.4)
Expense ratio	21.2%	25.8%	(4.6)
Combined ratio	22.2%	18.5%	3.7

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

The change in net operating income available to Validus for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is described in the following table:

Increase (decrease) to net operating income available to Validus over the nine months ended September 30,
(Dollars in thousands)	2015 compared to 2014
Net premiums earned	$19,114
Notable and non-notable loss events (a)	—
Incurred current year losses, excluding notable and non-notable loss events	2,377
Prior period loss development	(10,764)
Other underwriting deductions (b)	567
Underwriting income (c)	11,294
(Income) attributable to AlphaCat investors	(11,508)
Other operating income and expenses, net (d)	(11,028)
Net operating income (c)	(11,242)
Net operating income attributable to noncontrolling interest	(2,887)
Net operating income available to Validus (c)	$(14,129)

(a)	There were no losses and loss expenses from notable or non-notable loss events for either of the nine months ended September 30, 2015 or 2014.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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

(d)	Other operating income and expenses, net, consists of net investment income, other insurance related income, finance expenses and income (loss) from operating affiliates.
Gross Premiums Written

	Gross Premiums Written
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property	$176,129	$135,073	$41,056
The increase in gross premiums written in the property lines was primarily due to an increase in assets under management.
Reinsurance Premiums Ceded
Reinsurance premiums ceded for the nine months ended September 30, 2015 were $4.5 million compared to $4.3 million for the nine months ended September 30, 2014.
Net Premiums Written

	Net Premiums Written
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property	$171,591	$130,725	$40,866
The increase in net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 97.4% and 96.8% for the nine months ended September 30, 2015 and 2014, respectively.

Net Premiums Earned

	Net Premiums Earned
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property	$117,395	$98,281	$19,114
The increase in net premiums earned in the property lines was primarily due to the increase in gross premiums written.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - Property Lines
	Nine Months Ended September 30,
	2015	2014	Change
Property—current period excluding items below	1.7%	4.5%	(2.8)
Property—current period—notable loss events	0.0%	0.0%	0.0
Property—current period—non-notable loss events	0.0%	0.0%	0.0
Property—change in prior accident years	(0.7)%	(11.8)%	11.1
Property—loss ratio	1.0%	(7.3)%	8.3

	Losses and Loss Expenses - Property Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property—current period excluding items below	$2,076	$4,453	$(2,377)
Property—current period—notable loss events	—	—	—
Property—current period—non-notable loss events	—	—	—
Property—change in prior accident years	(844)	(11,608)	10,764
Property - losses and loss expenses	$1,232	$(7,155)	$8,387
The property lines current period loss ratio decreased by 2.8 percentage points as a result of lower attritional losses in the period. The favorable development on prior accident years for the nine months ended September 30, 2014 was $11.6 million, primarily due to the partial release of a 2013 aggregate excess of loss contract.
Notable and Non-notable Loss Events
There were no losses and loss expenses from notable or non-notable loss events for either of the nine months ended September 30, 2015 and 2014.
Policy Acquisition Costs

	Nine Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$12,162	10.4%	$9,414	9.6%	$2,748	0.8
The acquisition cost ratios for the nine months ended September 30, 2015 and 2014 were comparable.

General and Administrative and Share Compensation Expenses

	Nine Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$12,202	10.4%	$15,627	15.9%	$(3,425)	(5.5)
Share compensation expenses	440	0.4%	330	0.3%	110	0.1
Total	$12,642	10.8%	$15,957	16.2%	$(3,315)	(5.4)
The decrease in general and administrative expenses of $3.4 million or 21.9% was primarily due to the deconsolidation of one of the AlphaCat ILS funds on June 1, 2015 and a decrease in professional fees relating to PaCRe. The share compensation expenses for the nine months ended September 30, 2015 and 2014 were comparable.
Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014	Change
Losses and loss expense ratio	1.0%	(7.3)%	8.3
Policy acquisition cost ratio	10.4%	9.6%	0.8
General and administrative expense ratio (a)	10.8%	16.2%	(5.4)
Expense ratio	21.2%	25.8%	(4.6)
Combined ratio	22.2%	18.5%	3.7

(a)	The general and administrative expense ratio includes share compensation expenses.
The increase in the combined ratio for the nine months ended September 30, 2015 of 3.7 percentage points compared to the nine months ended September 30, 2014 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Net Investment Income
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Fixed maturities and short-term investments	$4,792	$2,493	$2,299
Restricted cash and cash and cash equivalents	80	53	27
Total net investment income	$4,872	$2,546	$2,326
The increase in net investment income for the nine months ended September 30, 2015 was $2.3 million or 91.4% and was due to an increase in the size of the catastrophe bond portfolio.

Other Insurance Related Income

	Other Insurance Related Income
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Other insurance related income	$17,048	$21,482	$(4,434)
Other insurance related income for the AlphaCat segment primarily includes third party and related party management and performance fee income. The decrease in other insurance related income of $4.4 million or 20.6% was primarily due to a reduction in performance fees and a loss of $1.8 million on the deconsolidation of one of the AlphaCat ILS Funds during the nine months ended September 30, 2015 and a gain of $1.4 million on the deconsolidation of one of the AlphaCat ILS Funds during the nine months ended September 30, 2014.
Finance Expenses

	Finance Expenses
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Finance expenses	$9,462	$2,039	$7,423
The increase in finance expenses of $7.4 million was due to fees incurred in relation to raising new capital.
Income From Operating Affiliates

	Income from Operating Affiliates
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
AlphaCat Re 2011	$391	$183	$208
AlphaCat Re 2012	(36)	882	(918)
AlphaCat 2013	(33)	2,043	(2,076)
AlphaCat 2014	(110)	4,399	(4,509)
AlphaCat 2015	3,675	—	3,675
AlphaCat ILS funds	8,196	6,073	2,123
Total	$12,083	$13,580	$(1,497)
For details of voting and equity ownership interests of the above entities, refer to Note 5 to the Consolidated Financial Statements in Part I. The decrease in income from operating affiliates for the nine months ended September 30, 2015 was primarily due to the timing of capital deployment. Capital from AlphaCat 2014 was fully deployed during the first quarter of 2014; whereas, capital from AlphaCat 2013 was only fully deployed in the second quarter of 2013. Also contributing to the decrease was a decrease in income from AlphaCat 2012 due to a reserve release during the nine months ended September 30, 2014 and a decrease in the capital base of AlphaCat 2015 as compared to the capital base of AlphaCat 2014. These decreases were partially offset by an increase in income from the AlphaCat ILS funds due to the deconsolidation of one of the funds on June 1, 2015.

(Income) Attributable To AlphaCat Investors

	(Income) Attributable to AlphaCat Investors
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
(Income) attributable to AlphaCat investors	$(94,341)	$(82,833)	$(11,508)
The increase in (income) attributable to AlphaCat investors of $11.5 million for the nine months ended September 30, 2015 was primarily due the deconsolidation of one of the AlphaCat ILS funds on June 1, 2015 and an increase in assets under management. These increases were offset by a decrease relating to the timing of capital deployment. As noted above, capital from AlphaCat 2014 was fully deployed during the first quarter of 2014; whereas, capital from AlphaCat 2013 was only fully deployed in the second quarter of 2013 and thus had a larger effect on the nine months ended September 30, 2014.
Net Operating (Income) Attributable to Noncontrolling Interest

	Net Operating (Income) Attributable to Noncontrolling Interest
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Net operating (income) attributable to noncontrolling interest	$(6,047)	$(3,160)	$(2,887)
For the nine months ended September 30, 2015, the net operating income attributable to noncontrolling interest was $6.0 million, which was comprised of $0.9 million relating to 90% of the net operating income in PaCRe for the period and $5.1 million of net operating income relating to the one AlphaCat ILS fund consolidated through May 31, 2015.
Assets Under Management

	Assets Under Management
(Dollars in thousands)	As at October 1, 2015	As at January 1, 2015
Related party	$361,216	$346,907
Third party	1,877,422	1,533,840
Total	$2,238,638	$1,880,747
Assets under management were $2.2 billion as at October 1, 2015, compared to $1.9 billion as at January 1, 2015. During the nine months ended October 1, 2015, a total of $509.0 million of capital was raised, of which $468.7 million was raised from third parties. During the nine months ended October 1, 2015, $221.9 million was returned to investors, of which $164.7 million was returned to third party investors.

Year to Date 2015 Results of Operations - Talbot Segment
The following table presents results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Underwriting income
Gross premiums written	$789,148	$854,324	$(65,176)
Reinsurance premiums ceded	(164,144)	(154,115)	(10,029)
Net premiums written	625,004	700,209	(75,205)
Change in unearned premiums	9,167	(41,658)	50,825
Net premiums earned	634,171	658,551	(24,380)

Underwriting deductions
Losses and loss expenses	268,512	304,848	(36,336)
Policy acquisition costs	141,338	138,383	2,955
General and administrative expenses	115,341	107,031	8,310
Share compensation expenses	9,195	8,434	761
Total underwriting deductions	534,386	558,696	(24,310)

Underwriting income (a)	99,785	99,855	(70)

Net investment income	19,168	14,322	4,846
Other insurance related income	564	384	180
Finance expenses	(231)	68	(299)

Operating income before taxes	119,286	114,629	4,657
Tax expense	(4,286)	(902)	(3,384)
Net operating income (a)	$115,000	$113,727	$1,273

Selected ratios:
Net premiums written / Gross premiums written	79.2%	82.0%	(2.8)

Losses and loss expenses	42.4%	46.3%	(3.9)

Policy acquisition costs	22.3%	21.0%	1.3
General and administrative expenses (b)	19.6%	17.5%	2.1
Expense ratio	41.9%	38.5%	3.4
Combined ratio	84.3%	84.8%	(0.5)

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

The change in net operating income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is described in the following table:

Increase (decrease) to net operating income over the nine months ended September 30,
(Dollars in thousands)	2015 compared to 2014
Net premiums earned	$(24,380)
Notable loss events (a)	(12,393)
Non-notable loss events (b)	110
Incurred current year losses, excluding notable and non-notable loss events	24,566
Prior period loss development	24,053
Other underwriting deductions (c)	(12,026)
Underwriting income (d)	(70)
Other operating income and expenses, net (e)	1,343
Net operating income (d)	$1,273

(a)	Losses and loss expenses from notable loss events for the nine months ended September 30, 2015 were $24.9 million compared to $12.5 million for the nine months ended September 30, 2014.

(b)	Losses and loss expenses from non-notable loss events for the nine months ended September 30, 2015 were $4.7 million compared to $4.8 million for the nine months ended September 30, 2014.

(c)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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
Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Nine Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$253,196	32.1%	$261,100	30.6%	$(7,904)	1.5
Marine	266,891	33.8%	319,805	37.4%	(52,914)	(3.6)
Specialty	269,061	34.1%	273,419	32.0%	(4,358)	2.1
Total	$789,148	100.0%	$854,324	100.0%	$(65,176)	0.0
Talbot gross premiums written for the nine months ended September 30, 2015 translated at 2014 exchange rates would have been $801.9 million, a decrease of $52.4 million on the prior year period.
The decrease in gross premiums written in the property lines of $7.9 million was primarily due to a decrease in the property treaty lines of $9.6 million, of which $8.5 million related to the Latin American business now being written directly through Validus Re Swiss. This business was previously written by Talbot and ceded to Validus Re through the second quarter of 2014. In addition, renewed business in both the property treaty and downstream energy and power international lines have decreased due to unfavorable market conditions. These decreases were partially offset by an increase in the construction lines as a result of new projects and amendments to existing contracts. The decrease in gross premiums written in the marine lines of $52.9 million was primarily driven by a decrease in the upstream energy, cargo and marine hull lines due to ongoing market conditions and economic factors which have reduced new business and renewals.

Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property	$81,720	$91,332	$(9,612)
Marine	32,166	20,621	11,545
Specialty	50,258	42,162	8,096
Total	$164,144	$154,115	$10,029
The decrease in reinsurance premiums ceded in the property lines of $9.6 million was due primarily to a decrease in the property treaty lines of $5.9 million due to lower quota share premiums as a result of underlying Latin American business now being written directly through Validus Re Swiss. This business was previously written by Talbot and ceded to Validus Re through the second quarter of 2014. Also contributing to the decrease was a reduction in quota share premium across other classes and a decrease in reinstatement premiums. The increase in the marine lines of $11.5 million was primarily due to the reinstatement premium impact of the second quarter notable loss event, Pemex. The increase in the specialty lines of $8.1 million was primarily due to reinstatement premiums across a number of classes.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Nine Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$171,476	67.7%	$169,768	65.0%	$1,708	2.7
Marine	234,725	87.9%	299,184	93.6%	(64,459)	(5.7)
Specialty	218,803	81.3%	231,257	84.6%	(12,454)	(3.3)
Total	$625,004	79.2%	$700,209	82.0%	$(75,205)	(2.8)
The changes in net premiums written and net retention ratios are driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.
Net Premiums Earned

	Net Premiums Earned
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property	$166,500	$153,766	$12,734
Marine	246,039	275,793	(29,754)
Specialty	221,632	228,992	(7,360)
Total	$634,171	$658,551	$(24,380)
The changes in the net premiums earned were consistent with the pattern of net premiums written influencing the earned premiums for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Nine Months Ended September 30,
	2015	2014	Change
All lines—current period excluding items below	57.2%	58.8%	(1.6)
All lines—current period—notable loss events	3.9%	1.9%	2.0
All lines—current period—non-notable loss events	0.7%	0.7%	0.0
All lines—change in prior accident years	(19.4)%	(15.1)%	(4.3)
All lines—loss ratio	42.4%	46.3%	(3.9)

	Losses and Loss Expenses - All Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
All lines—current period excluding items below	$362,214	$386,780	$(24,566)
All lines—current period—notable loss events	24,868	12,475	12,393
All lines—current period—non-notable loss events	4,675	4,785	(110)
All lines—change in prior accident years	(123,245)	(99,192)	(24,053)
All lines - losses and loss expenses	$268,512	$304,848	$(36,336)
Notable Loss Events
Losses and loss expenses from notable loss events were $24.9 million for the nine months ended September 30, 2015, which represented 3.9 percentage points of the loss ratio. Losses and loss expenses from Tianjin, a current quarter notable loss event, were $12.0 million. Net of reinstatement premiums of $0.8 million, the effect of this event on net operating income was a reduction of $11.2 million. Losses and loss expenses from Pemex, a second quarter notable loss event, were $12.9 million for the nine months ended September 30, 2015. Including reinstatement premiums payable, the effect of this event on net operating income was a reduction of $24.0 million. Losses and loss expenses from a single notable loss event, Tripoli Airport, were $12.5 million for the nine months ended September 30, 2014, which represented 1.9 percentage points of the loss ratio. Net of $0.8 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $11.7 million.
Non-notable Loss Events
Losses and loss expenses from non-notable loss events for the nine months ended September 30, 2015 were $4.7 million compared to $4.8 million for the nine months ended September 30, 2014. The non-notable loss event for the nine months ended September 30, 2015 was the Chilean earthquake.
Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Nine Months Ended September 30,
	2015	2014	Change
Property—current period excluding items below	62.6%	64.9%	(2.3)
Property—current period—notable loss events	2.2%	0.0%	2.2
Property—current period—non-notable loss events	2.5%	3.1%	(0.6)
Property—change in prior accident years	(28.3)%	(28.6)%	0.3
Property—loss ratio	39.0%	39.4%	(0.4)

	Losses and Loss Expenses - Property Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Property—current period excluding items below	$104,270	$99,740	$4,530
Property—current period—notable loss events	3,592	—	3,592
Property—current period—non-notable loss events	4,175	4,785	(610)
Property—change in prior accident years	(47,141)	(43,905)	(3,236)
Property - losses and loss expenses	$64,896	$60,620	$4,276
During the nine months ended September 30, 2015, the property lines incurred $3.2 million of losses and loss expenses from a current quarter notable loss event, Tianjin, which represented 1.9 percentage points of the property lines loss ratio. Net of $0.2 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $2.9 million. In addition, losses and loss expenses from Pemex, a second quarter notable loss event, were $0.4 million which represented 0.3 percentage points of the property lines loss ratio. Net of $0.1 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $0.3 million. The property lines incurred no losses and loss expenses from notable loss events during the nine months ended September 30, 2014.
During the nine months ended September 30, 2015, the property lines incurred $4.2 million in losses and loss expenses from a single non-notable loss event, the Chilean earthquake, which represented 2.5 percentage points of the property lines loss ratio. During the nine months ended September 30, 2014, the property lines incurred $4.8 million in losses and loss expenses from non-notable loss events which represented 3.1 percentage points of the property lines loss ratio.
The property lines current period loss ratio, excluding the impact of notable and non-notable loss events, decreased by 2.3 percentage points as a result of lower attritional losses in the current period and a construction fire loss of $8.3 million included in the nine months ended September 30, 2014. The favorable development of $47.1 million on prior accident years for the nine months ended September 30, 2015 primarily relates to favorable development on attritional losses and certain events, including the Thailand floods, which was a 2011 notable loss event. The favorable development of $43.9 million on prior accident years for the nine months ended September 30, 2014 primarily relates to a combination of favorable development on attritional losses and notable loss events, primarily the Tohoku earthquake.

	Losses and Loss Expense Ratio - Marine Lines
	Nine Months Ended September 30,
	2015	2014	Change
Marine—current period excluding items below	54.5%	52.3%	2.2
Marine—current period—notable loss events	8.6%	0.1%	8.5
Marine—current period—non-notable loss events	0.2%	0.0%	0.2
Marine—change in prior accident years	(20.8)%	(6.6)%	(14.2)
Marine—loss ratio	42.5%	45.8%	(3.3)

	Losses and Loss Expenses - Marine Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Marine—current period excluding items below	$133,982	$144,348	$(10,366)
Marine—current period—notable loss events	21,276	191	21,085
Marine—current period—non-notable loss events	500	—	500
Marine—change in prior accident years	(51,178)	(18,191)	(32,987)
Marine - losses and loss expenses	$104,580	$126,348	$(21,768)

During the nine months ended September 30, 2015, the marine lines incurred $8.8 million of losses and loss expenses from a current quarter notable loss event, Tianjin, which represented 3.6 percentage points of the marine lines loss ratio. Net of $0.5 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $8.3 million. In addition, losses and loss expenses from a second quarter notable loss event, Pemex were $12.5 million which represented 5.0 percentage points of the marine lines loss ratio. Including reinstatement premiums payable, the effect of this event on net operating income was a reduction of $23.6 million.
The marine lines current period loss ratio, excluding the impact of notable and non-notable loss events, increased by 2.2 percentage points primarily due to higher attritional losses in the current period. The favorable development of $51.2 million and $18.2 million on prior accident years for the nine months ended September 30, 2015 and 2014, respectively, was primarily due to favorable development on attritional losses.

	Losses and Loss Expense Ratio - Specialty Lines
	Nine Months Ended September 30,
	2015	2014	Change
Specialty—current period excluding items below	55.9%	62.3%	(6.4)
Specialty—current period—notable loss events	0.0%	5.4%	(5.4)
Specialty—current period—non-notable loss events	0.0%	0.0%	0.0
Specialty—change in prior accident years	(11.2)%	(16.2)%	5.0
Specialty—loss ratio	44.7%	51.5%	(6.8)

	Losses and Loss Expenses - Specialty Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Specialty—current period excluding items below	$123,962	$142,692	$(18,730)
Specialty—current period—notable loss events	—	12,284	(12,284)
Specialty—current period—non-notable loss events	—	—	—
Specialty—change in prior accident years	(24,926)	(37,096)	12,170
Specialty - losses and loss expenses	$99,036	$117,880	$(18,844)
The specialty lines incurred no losses and loss expenses from notable loss events during the nine months ended September 30, 2015. Losses and loss expenses from a single notable loss event, Tripoli Airport, were $12.3 million for the nine months ended September 30, 2014, which represented 5.4 percentage points of the loss ratio. Net of $0.8 million of reinstatement premiums, the effect of this event on net operating income was a reduction of $11.5 million.
The specialty lines current period loss ratio, excluding the impact of notable and non-notable loss events, decreased by 6.4 percentage points primarily due to lower attritional losses in the current period. The favorable development of $24.9 million and $37.1 million on prior accident years for the nine months ended September 30, 2015 and 2014, respectively, was primarily due to favorable development on attritional losses.

Policy Acquisition Costs

	Nine Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$24,294	14.6%	$20,028	13.0%	$4,266	1.6
Marine	64,201	26.1%	65,568	23.8%	(1,367)	2.3
Specialty	52,843	23.8%	52,787	23.1%	56	0.7
Total	$141,338	22.3%	$138,383	21.0%	$2,955	1.3
The property acquisition cost ratio increased by 1.6 percentage points due to lower ceded acquisition costs on quota share premiums as a result of the Latin American business being written directly through Validus Re Swiss. This business was previously written through Talbot and ceded to Validus Re through the second quarter of 2014. The marine acquisition cost ratio increased by 2.3 percentage points primarily due to the reinstatement premium impact of the second quarter notable loss event, Pemex, and profit commission adjustments to certain cargo and yachts policies during the nine months ended September 30, 2014.
General and Administrative and Share Compensation Expenses

	Nine Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$115,341	18.2%	$107,031	16.2%	$8,310	2.0
Share compensation expenses	9,195	1.4%	8,434	1.3%	761	0.1
Total	$124,536	19.6%	$115,465	17.5%	$9,071	2.1
General and administrative expenses translated at 2014 exchange rates would have been $121.6 million, an increase of $14.5 million. This increase was primarily due to a greater retention of costs within the segment together with an increase in the performance bonus accrual. Share compensation expense ratios were comparable for the nine months ended September 30, 2015 and 2014.
Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014	Change
Losses and loss expense ratio	42.4%	46.3%	(3.9)
Policy acquisition cost ratio	22.3%	21.0%	1.3
General and administrative expense ratio (a)	19.6%	17.5%	2.1
Expense ratio	41.9%	38.5%	3.4
Combined ratio	84.3%	84.8%	(0.5)

(a)	The general and administrative expense ratio includes share compensation expenses.
The decrease in the combined ratio for the nine months ended September 30, 2015 of 0.5 percentage points compared to the nine months ended September 30, 2014 was due to the movement in the underlying ratios as discussed above.

Net Investment Income

	Net Investment Income
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Fixed maturities and short-term investments	$19,330	$14,453	$4,877
Restricted cash and cash and cash equivalents	1,115	1,016	99
Total gross investment income	20,445	15,469	4,976
Investment expenses	(1,277)	(1,147)	(130)
Total net investment income	$19,168	$14,322	$4,846
The increase in net investment income for the nine months ended September 30, 2015 was $4.8 million or 33.8% primarily due to a change in asset allocation intended to improve yield.

Year to Date 2015 Results of Operations - Western World Segment
The Company acquired Western World on October 2, 2014, therefore, the results of Western World have been included in the Company's consolidated results from the date of acquisition. As a result, there are no comparatives for the nine months ended September 30, 2014.
The following table presents results of operations for the nine months ended September 30, 2015:

Nine Months Ended September 30,
(Dollars in thousands)	2015
Underwriting income
Gross premiums written	$207,372
Reinsurance premiums ceded	(13,390)
Net premiums written	193,982
Change in unearned premiums	2,948
Net premiums earned	196,930

Underwriting deductions
Losses and loss expenses	138,098
Policy acquisition costs	27,110
General and administrative expenses	29,137
Share compensation expenses	1,525
Total underwriting deductions	195,870

Underwriting income (a)	1,060

Net investment income	16,660
Other insurance related income	787
Operating income before taxes	18,507
Tax expense	(2,420)
Net operating income (a)	$16,087

Selected ratios:
Net premiums written / Gross premiums written	93.5%

Losses and loss expenses	70.1%

Policy acquisition costs	13.8%
General and administrative expense (b)	15.6%
Expense ratio	29.4%
Combined ratio	99.5%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Nine Months Ended September 30,
	2015
(Dollars in thousands)	Gross Premiums Written	% of Total
Property	$39,134	18.9%
Liability	168,238	81.1%
Total	$207,372	100.0%
The property lines consist largely of commercial package property and program business. During the three months ended March 31, 2015, Western World began writing brokerage property business. Gross premiums written in the brokerage property class totaled $8.7 million for the nine months ended September 30, 2015. During the three months ended December 31, 2014, Western World discontinued writing binding authority commercial auto business and a large bar and tavern program. The liability lines consist largely of commercial package liability, program and other liability business.
Reinsurance Premiums Ceded

Reinsurance Premiums Ceded
Nine Months Ended September 30,
(Dollars in thousands)	2015
Property	$3,180
Liability	10,210
Total	$13,390
The Western World reinsurance program includes various treaties: a binding authority excess of loss, brokerage casualty, brokerage professional, property per risk excess of loss and property catastrophe excess of loss.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Nine Months Ended September 30,
	2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written
Property	$35,954	91.9%
Liability	158,028	93.9%
Total	$193,982	93.5%
Net premiums written and the net retention ratio were driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.
Net Premiums Earned

Net Premiums Earned
Nine Months Ended September 30,
(Dollars in thousands)	2015
Property	$32,505
Liability	164,425
Total	$196,930

Net premiums earned were driven by the earnings pattern of net premiums written.

Losses and Loss Expenses

Losses and Loss Expense Ratio - All Lines
Nine Months Ended September 30,
2015
All lines—current period excluding items below	78.1%
All lines—current period—notable loss events	0.0%
All lines—current period—non-notable loss events	0.0%
All lines—change in prior accident years (a)	(8.0)%
All lines—loss ratio (a)	70.1%

Losses and Loss Expenses - All Lines
Nine Months Ended September 30,
(Dollars in thousands)	2015
All lines—current period excluding items below	$153,737
All lines—current period—notable loss events	—
All lines—current period—non-notable loss events	—
All lines—change in prior accident years (a)	(15,639)
All lines—losses and loss expenses (a)	$138,098

(a)
Upon closing the acquisition, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $8,639 during the nine months ended September 30, 2015, benefiting the loss ratio by 4.4% percentage points. The remaining fair value adjustment of $2,340 will be amortized during the remainder of 2015.

Notable and Non-notable Loss Events
There were no losses and loss expenses from notable or non-notable loss events for the nine months ended September 30, 2015.
Losses and Loss Expenses by Line of Business

Losses and Loss Expense Ratio - Property Lines
Nine Months Ended September 30,
2015
Property—current period excluding items below	76.8%
Property—current period—notable loss events	0.0%
Property—current period—non-notable loss events	0.0%
Property—change in prior accident years (a)	(14.3)%
Property—loss ratio (a)	62.5%

Losses and Loss Expenses - Property Lines
Nine Months Ended September 30,
(Dollars in thousands)	2015
Property—current period excluding items below	$24,965
Property—current period—notable loss events	—
Property—current period—non-notable loss events	—
Property—change in prior accident years (a)	(4,648)
Property—losses and loss expenses (a)	$20,317

(a)
Upon closing the acquisition, an adjustment of $409 was made to decrease net reserves to reflect fair value. This adjustment was amortized to income through an increase in losses and loss expenses of $227 during the nine months ended September 30, 2015, increasing the loss ratio by 0.7% percentage points. The remaining fair value adjustment of $61 will be amortized during the remainder of 2015.

The property lines current period loss ratio was 76.8% percentage points, representing attritional claims experienced during the period. The favorable development of $4.6 million on prior accident years for the nine months ended September 30, 2015 primarily relates to favorable development on attritional losses.

Losses and Loss Expense Ratio - Liability Lines
Nine Months Ended September 30,
2015
Liability—current period excluding items below	78.3%
Liability—current period—notable loss events	0.0%
Liability—current period—non-notable loss events	0.0%
Liability—change in prior accident years (a)	(6.7)%
Liability—loss ratio (a)	71.6%

Losses and Loss Expenses - Liability Lines
Nine Months Ended September 30,
(Dollars in thousands)	2015
Liability—current period excluding items below	$128,772
Liability—current period—notable loss events	—
Liability—current period—non-notable loss events	—
Liability—change in prior accident years (a)	(10,991)
Liability—losses and loss expenses (a)	$117,781

(a)
Upon closing the acquisition, an adjustment of $15,995 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $8,866 during the nine months ended September 30, 2015, benefiting the loss ratio by 5.4% percentage points. The remaining fair value adjustment of $2,401 will be amortized during the remainder of 2015.

The liability lines current period loss ratio was 78.3% percentage points, representing attritional claims experienced during the period. The liability lines experienced favorable loss reserve development of $11.0 million during the nine months ended September 30, 2015 due to the amortization of the fair value adjustment noted above and favorable development on attritional losses.

Policy Acquisition Costs

	Nine Months Ended September 30,
	2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned
Property	$4,062	12.5%
Liability	23,048	14.0%
Total (a)	$27,110	13.8%

(a)
Upon closing the acquisition, an adjustment of $34,736 was made to reduce deferred acquisition costs to reflect fair value. These deferred acquisition costs would otherwise have been expensed in the amount of $19,917 during the nine months ended September 30, 2015, benefiting the policy acquisition cost ratio by 10.1% percentage points.

The property acquisition cost ratio for the nine months ended September 30, 2015 was 12.5% and the liability acquisition cost ratio for the nine months ended September 30, 2015 was 14.0%. The impact of the acquisition fair value adjustments on the policy acquisition cost ratio is noted above.
General and Administrative and Share Compensation Expenses

	Nine Months Ended September 30,
	2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned
General and administrative expenses	$29,137	14.8%
Share compensation expenses	1,525	0.8%
Total	$30,662	15.6%
Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2015.

Nine Months Ended September 30,
2015
Losses and loss expense ratio	70.1%
Policy acquisition cost ratio	13.8%
General and administrative expense ratio (a)	15.6%
Expense ratio	29.4%
Combined ratio	99.5%

(a)	The general and administrative expense ratio includes share compensation expenses.
The combined ratio for the nine months ended September 30, 2015 reflects the underlying ratios highlighted above.
Net Investment Income

Net Investment Income
Nine Months Ended September 30,
(Dollars in thousands)	2015
Fixed maturities and short-term investments	$14,152
Other investments	3,620
Restricted cash and cash and cash equivalents	13
Total gross investment income	17,785
Investment expenses	(1,125)
Total net investment income	$16,660

Year to Date 2015 Non-Segment Discussion
Corporate Expenses
Corporate general and administrative expenses for the nine months ended September 30, 2015, net of eliminations related to the operating segments, were $49.1 million compared to $55.2 million for the nine months ended September 30, 2014, a decrease of $6.1 million or 11.1%. This decrease was due primarily to the retention of certain costs within the operating segments. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Corporate share compensation expenses for the nine months ended September 30, 2015 were $9.5 million compared to $8.4 million for the nine months ended September 30, 2014, an increase of $1.1 million or 13.1%.
Corporate finance expenses for the nine months ended September 30, 2015 and 2014, net of eliminations related to the operating segments, were $34.3 million.
Transaction expenses for the nine months ended September 30, 2015 were $nil compared to $3.4 million for the nine months ended September 30, 2014. The transaction expenses related to costs incurred in connection with the acquisition of Western World, which was completed on October 2, 2014. The Company incurred an additional $4.7 million of transaction expenses which were recognized in the fourth quarter of 2014. Western World results have been included in the Company's consolidated results from the date of acquisition. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.
Year to Date 2015 Non-Operating Income and Expenses
The following non-operating income and expense items are discussed on a consolidated basis, since the Company does not include these items when assessing the results of its operating segments.
Net Realized and Change in Net Unrealized (Losses) Gains on Investments

	Net Realized and Change in Net Unrealized (Losses) Gains on Investments
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Net realized (losses) gains on investments	$(35,493)	$16,193	$(51,686)
Change in net unrealized gains on investments	19,766	16,146	3,620
Net realized and change in net unrealized (losses) gains on investments	$(15,727)	$32,339	$(48,066)

Net realized losses on investments for the nine months ended September 30, 2015 were $35.5 million compared to gains of $16.2 million for the nine months ended September 30, 2014, an unfavorable movement of $51.7 million. The net realized losses for the nine months ended September 30, 2015, included $40.7 million in realized losses relating to PaCRe. The amount of PaCRe's realized losses attributable to noncontrolling interest was $36.6 million for the nine months ended September 30, 2015, leaving a net loss to the Company of $4.1 million. The net realized gains on investments for the nine months ended September 30, 2014 was driven by $8.2 million in realized gains relating to PaCRe. The amount of PaCRe's realized gains attributable to noncontrolling interest was $7.4 million for the nine months ended September 30, 2014, leaving a net gain to the Company of $0.8 million.
The change in net unrealized gains on investments for the nine months ended September 30, 2015 was $19.8 million compared to $16.1 million for the nine months ended September 30, 2014, a favorable movement of $3.6 million, or 22.4%. The change in net unrealized gains on investments for the nine months ended September 30, 2015 was driven by $17.3 million in unrealized gains relating to PaCRe. The amount of PaCRe's net unrealized gains attributable to noncontrolling interest was $15.6 million for the nine months ended September 30, 2015, leaving a net gain to the Company of $1.7 million. The change in net unrealized gains on investments for the nine months ended September 30, 2014 was driven by $16.9 million in unrealized gains relating to PaCRe. The amount of PaCRe's net unrealized gains attributable to noncontrolling interest was $15.3 million for the nine months ended September 30, 2014, leaving a net gain to the Company of $1.7 million.

Income From Investment Affiliate

	Income From Investment Affiliate
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Income from investment affiliate	$5,542	$7,881	$(2,339)
The income from investment affiliate relates to the income earned from the Company's investment in the Aquiline Financial Services Fund II L.P. which is recorded on a three-month lag and therefore reflects the underlying performance of that fund for the nine months ended June 30, 2015 and 2014.
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

	Nine Months Ended September 30,
U.S. dollar strengthened (weakened) against:	2015	2014
British Pound sterling	2.9%	2.3%
Euro	8.4%	8.9%
Canadian dollar	14.5%	5.5%
Swiss franc	(1.9)%	7.0%
Australian dollar	15.9%	2.5%
New Zealand dollar	21.6%	5.7%
Singapore dollar	7.3%	1.1%
Japanese yen	0.3%	4.3%
South African rand	19.6%	8.0%

	Foreign Exchange Losses
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Foreign exchange losses	$(9,061)	$(14,761)	$5,700
Foreign exchange losses for the nine months ended September 30, 2015 were $9.1 million compared to $14.8 million for the nine months ended September 30, 2014, a favorable movement of $5.7 million, or 38.6%, due primarily to the U.S. dollar strengthening against the Euro, Canadian and Australian dollars in the current period.
The Company currently hedges foreign currency exposure by substantively balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-U.S. dollar currencies, or by entering into forward foreign currency contracts. Consequently, the Company attempts to limit its exposure to foreign exchange fluctuations.
Other Loss

	Other Loss
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Other loss	$(2,578)	$(1,473)	$(1,105)
Other loss for the nine months ended September 30, 2015 and 2014 was due primarily to adjustments related to assets acquired with the purchase of Flagstone.

Net Loss (Income) Attributable to Noncontrolling Interest

	Net Loss (Income) Attributable to Noncontrolling Interest
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Net loss (income) attributable to noncontrolling interest	$15,042	$(25,745)	$40,787
For the nine months ended September 30, 2015, net loss attributable to noncontrolling interest was $15.0 million, which was comprised of operating income of $6.0 million, as discussed in the AlphaCat Segment Results of Operations, and a non-operating loss of $21.1 million, primarily on the investment portfolio within PaCRe.
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

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net operating income	$73,563	$84,508	$310,856	$360,587
Net realized (losses) gains on investments	(41,906)	4,595	(35,493)	16,193
Change in net unrealized (losses) gains on investments	(34,908)	(84,974)	19,766	16,146
Income from investment affiliate	2,482	1,754	5,542	7,881
Foreign exchange losses	(2,274)	(11,441)	(9,061)	(14,761)
Other loss	(1,970)	(7,690)	(2,578)	(1,473)
Transaction expenses	—	(149)	—	(3,401)
Net (loss) income	$(5,013)	$(13,397)	$289,032	$381,172
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
The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at September 30, 2015 and December 31, 2014.

(Dollars in thousands, except share and per share amounts)	As at September 30, 2015
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,644,560	81,997,891		$44.45

Book value per diluted common share
Total shareholders' equity available to Validus	3,644,560	81,997,891
Assumed exercise of outstanding warrants	59,506	3,377,320	$17.62
Assumed exercise of outstanding stock options	1,319	65,401	$20.17
Unvested restricted shares	—	3,014,830
Book value per diluted common share	$3,705,385	88,455,442		$41.89
Adjustment for accumulated dividends				$9.84
Book value per diluted common share plus accumulated dividends				$51.73

(Dollars in thousands, except share and per share amounts)	As at December 31, 2014
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,587,958	83,869,845		$42.78

Book value per diluted common share
Total shareholders' equity available to Validus	3,587,958	83,869,845
Assumed exercise of outstanding warrants	90,950	5,174,114	$17.58
Assumed exercise of outstanding stock options	20,581	1,160,057	$17.74
Unvested restricted shares	—	3,068,564
Book value per diluted common share	$3,699,489	93,272,580		$39.66
Adjustment for accumulated dividends				$8.88
Book value per diluted common share plus accumulated dividends				$48.54

Liquidity and Capital Resources
Investments
At September 30, 2015, the Company held investments totaling $8.1 billion, compared to $7.4 billion at December 31, 2014, an increase of $0.7 billion, or 8.9%, primarily as a result of an increase in short-term investments. A significant portion of (re)insurance contracts written by the Company provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, which could result in payment of a substantial amount of losses at short notice. Accordingly, the Company’s investment portfolio is primarily structured to provide liquidity, which means the investment portfolio contains a significant amount of relatively short-term fixed maturity investments. The Company’s investment policies specifically require certain minimum thresholds of cash, short-term investments, and highly-rated fixed maturity securities relative to our consolidated net reserves and estimates of probable maximum loss exposures to provide necessary liquidity in a wide range of reasonable scenarios. At September 30, 2015, the average duration of the Company’s fixed maturity investment portfolio was 2.44 years (December 31, 2014: 2.16 years). This duration is reviewed regularly based on changes in the duration of the Company's liabilities and in general market conditions.
The Company’s investment portfolio is also structured to preserve capital. The Company’s investment policies require certain minimum credit quality standards, including a minimum weighted average portfolio rating of A+. Further limits on securities rated BBB and below are also mandated. In addition, the Company stress-tests the downside risks within its asset portfolio using internal and external inputs and stochastic modeling processes to help define and limit asset risks to acceptable levels that are consistent with our overall enterprise-risk framework. At September 30, 2015, the Company’s total investment portfolio had an average credit quality rating of AA- (December 31, 2014: AA-) and an effective yield of 1.92% for the nine months then ended (2014: 1.41%). The estimated fair value of investment grade fixed maturities, as at September 30, 2015 was $4.8 billion, or 86.1% of the fixed maturity portfolio, compared to $4.9 billion as at December 31, 2014, or 89.2%, a decrease of $0.1 billion, or 2.6%. The estimated fair value of managed non-investment grade fixed maturities as at September 30, 2015 was $615.2 million or 9.5% of total managed cash and investments compared to $523.3 million or 7.7% of total managed cash and investments as at December 31, 2014, an increase of $91.9 million, or 17.6%. Managed non-investment grade securities consist primarily of bank loans and corporate bonds.
The Company also has an allocation to other investments, primarily investment funds and hedge funds. At September 30, 2015, these other investments, excluding noncontrolling interests, totaled $382.9 million, or 5.0%, of total investments, excluding noncontrolling interest (December 31, 2014: $382.5 million or 5.5%). For further details related to the investment portfolio, including the extent of investments with fair values measured using unobservable inputs, see Notes 3 and 4 to the Consolidated Financial Statements in Part I, Item 1.
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

The estimated fair value of investments at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Estimated Fair Value	% of Total Investments	Estimated Fair Value	% of Total Investments
U.S. government and government agency	$871,928	14.2%	$760,086	12.3%
Non-U.S. government and government agency	222,964	3.7%	278,728	4.5%
U.S. states, municipalities and political subdivisions	319,526	5.2%	449,623	7.3%
Agency residential mortgage-backed securities	497,270	8.2%	529,231	8.5%
Non-agency residential mortgage-backed securities	27,054	0.4%	37,807	0.6%
U.S. corporate	1,525,894	25.0%	1,499,706	24.2%
Non-U.S. corporate	467,820	7.7%	563,162	9.1%
Bank loans	509,473	8.4%	449,004	7.2%
Catastrophe bonds	159,976	2.6%	75,664	1.2%
Asset-backed securities	625,248	10.3%	647,482	10.5%
Commercial mortgage-backed securities	351,703	5.8%	242,238	3.9%
Total fixed maturities	5,578,856	91.5%	5,532,731	89.3%
Total short-term investments (a)	1,661,687	27.2%	1,051,074	17.1%
Total other investments (b)	817,374	13.4%	813,011	13.1%
Total investments including assets managed on behalf of AlphaCat investors, catastrophe bonds and noncontrolling interest	8,057,917	132.1%	7,396,816	119.5%
Assets managed on behalf of AlphaCat investors (a)	(1,364,692)	(22.4)%	(696,924)	(11.3)%
Catastrophe bonds	(159,976)	(2.6)%	(75,664)	(1.2)%
Noncontrolling interest (b)	(434,436)	(7.1)%	(430,494)	(7.0)%
Total investments, excluding assets managed on behalf of AlphaCat investors, catastrophe bonds and noncontrolling interest	$6,098,813	100.0%	$6,193,734	100.0%

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

	September 30, 2015
(Dollars in thousands)	Fair Value	% of Total
Germany	$47,659	7.0%
United Kingdom	34,316	5.0%
Supranational	32,334	4.8%
France	18,244	2.7%
Province of Ontario	16,069	2.4%
Norway	15,964	2.3%
Jordan	10,163	1.5%
Province of Manitoba	10,068	1.5%
Denmark	10,033	1.5%
Other (individual jurisdictions below $10,000)	28,114	4.1%
Total Non-U.S. Government Securities	222,964	32.8%
European Corporate Securities	187,551	27.5%
United Kingdom Corporate Securities	143,665	21.1%
Other Non-U.S. Corporate Securities	126,604	18.6%
Total Non-U.S. Fixed Income Portfolio	$680,784	100.0%
The Company limits its exposure to any single issuer to 3.75% or less of total cash and investments, excluding government and agency securities, depending on the credit rating of the issuer. At September 30, 2015, the Company did not have an aggregate exposure to any single issuer of more than 0.7%, other than with respect to government and agency securities. The top ten exposures to fixed income corporate issuers at September 30, 2015 are as follows:

(Dollars in thousands)	September 30, 2015
Issuer (a)	Fair Value (b)	S&P Rating (c)	% of Total Cash and Investments
HSBC Holdings Plc	$58,174	A	0.7%
JPMorgan Chase & Co	56,053	A-	0.7%
Morgan Stanley	55,170	BBB+	0.6%
Citigroup Inc	49,109	BBB+	0.6%
Bank of America Corp	45,996	BBB+	0.5%
Goldman Sachs Group	45,803	BBB+	0.5%
Wells Fargo & Company	41,375	A-	0.5%
Bank of New York Mellon Corp	34,666	A	0.4%
US Bancorp	34,427	AA-	0.4%
Apple Inc	32,015	AA+	0.4%
Total	$452,788		5.3%

(a)	Issuers exclude government-backed, government-sponsored enterprises and cash and cash equivalents.

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

The tables below show the Company’s investments in affiliates, accounted for under the equity method:

	September 30, 2015
(Dollars in thousands)	Investment at cost	Voting ownership	Equity ownership	Carrying value
AlphaCat Re 2011	$4,997	43.7%	22.3%	$4,997
AlphaCat Re 2012	699	49.0%	37.9%	699
AlphaCat 2013	1,035	40.9%	19.7%	1,035
AlphaCat 2014	711	42.3%	19.6%	711
AlphaCat 2015	28,000	40.0%	20.0%	31,675
AlphaCat ILS funds	214,484	n/a	(a)	220,711
Aquiline Financial Services Fund II L.P.	55,098	n/a	8.1%	74,341
Aquiline Financial Services Fund III L.P.	13,890	n/a	13.7%	13,793
Total	$318,914			$347,962

(a)	Equity ownership in the AlphaCat ILS funds was 7.6%, 19.4%, 9.1% and 32.5% as at September 30, 2015.

	December 31, 2014
(Dollars in thousands)	Investment at cost	Voting ownership	Equity ownership	Carrying value
AlphaCat Re 2011	$4,606	43.7%	22.3%	$4,606
AlphaCat Re 2012	735	49.0%	37.9%	735
AlphaCat 2013	1,068	40.9%	19.7%	1,068
AlphaCat 2014	22,000	42.3%	19.6%	28,085
AlphaCat 2015	25,600	40.0%	20.0%	25,600
AlphaCat ILS funds	133,091	n/a	(a)	137,883
Aquiline Financial Services Fund II L.P.	51,001	n/a	8.1%	63,506
Total	$238,101			$261,483

(a)	Equity ownership in the AlphaCat ILS funds was 7.9%, 39.7% and 9.1% as at December 31, 2014.
During the nine months ended September 30, 2015, the Company received partial returns of investment from AlphaCat 2014 and the AlphaCat ILS funds of $27.3 million and $23.4 million, respectively. Offsetting these returns were contributions of capital to AlphaCat 2015 and the AlphaCat ILS funds of $2.4 million and $8.0 million, respectively. The Company expects to receive further returns of investment during the year from AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013 and AlphaCat 2014. Net capital contributions to Aquiline Financial Services Fund II L.P. and Aquiline Financial Services Fund III L.P. for the nine months ended September 30, 2015 were $5.3 million and $13.8 million, respectively.

Reserves for Losses and Loss Expenses
At September 30, 2015, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Critical Accounting Policies and Estimates section. The following tables indicate the breakdown of gross and net reserves for losses and loss expenses between lines of business and between case reserves and IBNR.

	As at September 30, 2015
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$448,881	$441,252	$890,133
Marine	379,373	442,181	821,554
Specialty	281,084	574,477	855,561
Liability	186,135	415,951	602,086
Total	$1,295,473	$1,873,861	$3,169,334

	As at September 30, 2015
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$390,731	$376,503	$767,234
Marine	344,051	393,174	737,225
Specialty	241,820	521,197	763,017
Liability	174,942	341,704	516,646
Total	$1,151,544	$1,632,578	$2,784,122

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended September 30, 2015.

	Three Months Ended September 30, 2015
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Western World Segment	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,295,816	$4,869	$1,330,810	$621,108	$(65,426)	$3,187,177
Losses and loss expenses recoverable	(58,904)	—	(293,578)	(89,609)	65,426	(376,665)
Net reserves for losses and loss expenses, beginning of period	1,236,912	4,869	1,037,232	531,499	—	2,810,512
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	171,433	2,076	130,386	45,864	—	349,759
Prior years	(50,475)	—	(35,972)	(5,054)	—	(91,501)
Total incurred losses and loss expenses	120,958	2,076	94,414	40,810	—	258,258

Net paid losses	(123,594)	(238)	(105,223)	(41,610)	—	(270,665)
Foreign exchange gain	(6,265)	—	(7,718)	—	—	(13,983)
Net reserve for losses and loss expenses, end of period	1,228,011	6,707	1,018,705	530,699	—	2,784,122
Losses and loss expenses recoverable	60,785	—	298,836	85,823	(60,232)	385,212
Reserve for losses and loss expenses, end of period	$1,288,796	$6,707	$1,317,541	$616,522	$(60,232)	$3,169,334
The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the three months ended September 30, 2015, favorable loss reserve development on prior accident years was $91.5 million of which $50.5 million related to the Validus Re segment, $nil related to the AlphaCat segment, $36.0 million related to the Talbot segment and $5.1 million related to the Western World segment.

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the nine months ended September 30, 2015.

	Nine Months Ended September 30, 2015
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Western World Segment	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,333,878	$6,525	$1,352,056	$613,551	$(71,616)	$3,234,394
Losses and loss expenses recoverable	(70,279)	—	(290,581)	(88,222)	71,616	(377,466)
Net reserves for losses and loss expenses, beginning of period	1,263,599	6,525	1,061,475	525,329	—	2,856,928
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	463,541	2,076	391,757	153,737	—	1,011,111
Prior years	(106,050)	(844)	(123,245)	(15,639)	—	(245,778)
Total incurred losses and loss expenses	357,491	1,232	268,512	138,098	—	765,333

Net paid losses	(368,493)	(1,025)	(303,477)	(132,728)	—	(805,723)
Foreign exchange gain	(24,586)	(25)	(7,805)	—	—	(32,416)
Net reserve for losses and loss expenses, end of period	1,228,011	6,707	1,018,705	530,699	—	2,784,122
Losses and loss expenses recoverable	60,785	—	298,836	85,823	(60,232)	385,212
Reserve for losses and loss expenses, end of period	$1,288,796	$6,707	$1,317,541	$616,522	$(60,232)	$3,169,334
The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the nine months ended September 30, 2015, favorable loss reserve development on prior accident years was $245.8 million of which $106.1 million related to the Validus Re segment, $0.8 million related to the AlphaCat segment, $123.2 million related to the Talbot segment and $15.6 million related to the Western World segment.
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
For disclosure purposes, only those notable loss events which have an ultimate loss estimate at or above $30.0 million are disclosed separately and included in the reserves for notable loss event roll forward table below. To the extent that there are increased complexity and volatility factors relating to notable loss events in the aggregate, additions to the RDE may be established for a specific accident year. The Company increased the threshold for disclosure for notable loss events effective January 1, 2011, from $5.0 million to $15.0 million and further increased the threshold effective January 1, 2013 from $15.0 million to $30.0 million. Non-notable loss events which aggregate to $15.0 million or more but less than $30.0 million on a consolidated basis have been disclosed from January 1, 2013.

The reserves for notable loss events table below does not disclose 2010, 2011 or 2012 notable loss events. Deepwater Horizon, a 2010 event, had closing reserves of $25.4 million as at September 30, 2015. The New Zealand earthquakes of 2010 and 2011, had total closing reserves of $129.2 million as at September 30, 2015. Hurricane Sandy, a 2012 event, had total closing reserves of $72.6 million as at September 30, 2015 and Costa Concordia, also a 2012 event, had total closing reserves of $30.5 million as at September 30, 2015.

Reserves for Notable Loss Events (Dollars in thousands)

2013 Notable Loss Event		Year Ended December 31, 2013			Year Ended December 31, 2014			Nine Months Ended September 30, 2015
		Development		Closing	Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss Event	Estimate (a)	Unfavorable (b)	of RDE	December 31, 2013	Unfavorable (b)	of RDE	December 31, 2014	Unfavorable (b)	of RDE	September 30, 2015
European Floods	$77,587	$(16,762)	—	$60,825	$(25,938)	—	$34,887	(4,591)	—	$30,296

		Year Ended December 31, 2013			Year Ended December 31, 2014			Nine Months Ended September 30, 2015
				Closing			Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss Event				December 31, 2013			December 31, 2014			September 30, 2015
European Floods			$8,006	$52,819		$11,864	$15,017		$3,634	$6,792

2014 Notable Loss Event					Year Ended December 31, 2014			Nine Months Ended September 30, 2015
					Development		Closing	Development		Closing
	Initial				(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss Event	Estimate (a)				Unfavorable (b)	of RDE	December 31, 2014	Unfavorable (b)	of RDE	September 30, 2015
Tripoli Airport (e)	$28,134				$6,810	—	$34,944	$2,050	—	$36,994

					Year Ended December 31, 2014			Nine Months Ended September 30, 2015
							Closing			Closing
						Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss Event							December 31, 2014			September 30, 2015
Tripoli Airport (e)						$—	$34,944		$21,598	$15,396

2015 Notable Loss Events								Nine Months Ended September 30, 2015
								Development		Closing
	Initial							(Favorable) /	Allocations	Estimate (c)
Notable Loss Events	Estimate (a)							Unfavorable (b)	of RDE	September 30, 2015
Pemex	$48,074							$1,187	—	$49,261
Tianjin	47,789							—	—	47,789
Total 2015 Notable Loss Events	$95,863							$1,187	$—	$97,050

Nine Months Ended September 30, 2015
Closing
									Paid Loss (Recovery)	Reserve (d)
Notable Loss Events										September 30, 2015
Pemex									$44	$49,217
Tianjin									—	47,789
Total 2015 Notable Loss Events									$44	$97,006

(a)	Includes paid losses, case reserves and IBNR reserves.

(b)	Development other than allocation of RDE.

(c)	Excludes impact of movements in foreign exchange rates.

(d)	Closing Reserve for the period equals Closing Estimate for the period less cumulative Paid Losses (Recovery).

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
The following table details the capital resources of certain subsidiaries of the Company on an unconsolidated basis.

Capital at
(Dollars in thousands)	September 30, 2015
Western World Insurance Group, Inc. (consolidated)	$672,217
Validus Reinsurance, Ltd.	2,896,718
Validus Reinsurance, Ltd. (consolidated)	3,568,935
Noncontrolling interest in PaCRe, Ltd.	438,427
Talbot Holdings, Ltd. (consolidated)	852,698
Other, net	8,368
Total consolidated capitalization	4,868,428
Senior notes payable	(247,387)
Debentures payable	(538,054)
Total shareholders’ equity	$4,082,987
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

There are three main sources of cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by or used in operating, investing and financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the nine months ended September 30, 2015 and 2014 is provided in the following table.

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Net cash provided by operating activities	$51,878	$148,851	$(96,973)
Net cash used in investing activities	(560,622)	(27,326)	(533,296)
Net cash provided by (used in) financing activities	367,421	(280,391)	647,812
Effect of foreign currency rate changes on cash and cash equivalents	(27,432)	(11,293)	(16,139)
Net decrease in cash	$(168,755)	$(170,159)	$1,404
Operating Activities
Cash flow from operating activities is derived primarily from the receipt of premiums less the payment of losses and loss expenses related to underwriting activities.
Net cash provided by operating activities during the nine months ended September 30, 2015 was $51.9 million compared to $148.9 million for nine months ended September 30, 2014, an unfavorable movement of $97.0 million. This decrease was due to the timing of cash receipts, notably with regard to premiums receivable as well as the timing of claims payments. In addition, the timing of cash payments in relation to third party investors in operating affiliates impacted the operating cash flow.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.
Investing Activities
Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. As at September 30, 2015, the Company’s portfolio was composed of fixed income investments, short-term and other investments amounting to $8.1 billion or 94.3% of total cash and investments. For further details related to investments pledged as collateral, see Note 3 (d) to the Consolidated Financial Statements in Part I, Item 1.
Net cash used in investing activities during the nine months ended September 30, 2015 was $560.6 million compared to $27.3 million for the nine months ended September 30, 2014, an unfavorable movement of $533.3 million. This unfavorable movement was due to a decrease in the sales and maturities of investments of $903.5 million, offset by a decrease in the purchases of short-term investments of $293.9 million and a decrease in restricted cash of $106.9 million.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance and purchase of shares in the Company and its subsidiaries, and the issuance and repayment of notes payable to AlphaCat investors.
Net cash provided by (used in) financing activities during the nine months ended September 30, 2015 was $367.4 million compared to ($280.4) million during the nine months ended September 30, 2014, a favorable movement of $647.8 million. This favorable movement was driven primarily by an increase in the issuance of notes payable to AlphaCat investors of $662.5 million due to an increase in assets under management, a decrease in the repurchase of common shares under the share repurchase program of $82.6 million; offset by, an increase in the repayment of notes payable to AlphaCat investors of $107.0 million.

Capital Resources
The following table details the Company's capital position as at September 30, 2015 and December 31, 2014.

Capitalization (Dollars in thousands)	September 30, 2015	December 31, 2014
Senior Notes (a)	$247,387	$247,306
Junior Subordinated Deferrable Debentures (JSDs) (b)	289,800	289,800
Flagstone Junior Subordinated Deferrable Debentures (JSDs) (c)	248,254	249,477
Total debt	785,441	786,583

Redeemable noncontrolling interest	—	79,956

Ordinary shares, capital and surplus available to Validus	3,655,429	3,596,514
Accumulated other comprehensive loss	(10,869)	(8,556)
Noncontrolling interest	438,427	458,595
Total shareholders' equity (d)	4,082,987	4,046,553

Total capitalization (d) (f)	4,868,428	4,913,092
Total capitalization available to Validus (e) (f)	$4,430,001	$4,374,541

Debt to total capitalization	16.1%	16.0%
Debt (excluding JSDs) to total capitalization	5.1%	5.0%
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

(c)
As part of the acquisition of Flagstone Reinsurance Holdings, S.A., the Company assumed $134.5 million of junior subordinated deferrable interest debentures due 2036 (the “Flagstone 2006 Junior Subordinated Deferrable Debentures”). The Flagstone 2006 Junior Subordinated Deferrable Debentures mature on September 15, 2036 and have been redeemable at the Company's option at par since September 15, 2011. In addition, the Company assumed $113.8 million of junior subordinated deferrable interest debentures due 2037 (the “Flagstone 2007 Junior Subordinated Deferrable Debentures”). $88.8 million of the Flagstone 2007 Junior Subordinated Deferrable Debentures mature on July 30, 2037 and have been redeemable at the Company's option at par since July 30, 2012. $25.0 million of the Flagstone 2007 Junior Subordinated Deferrable Debentures mature on September 15, 2037 and have been redeemable at the Company's option at par since September 15, 2012.

(d)	Total capitalization equals total shareholders' equity plus redeemable noncontrolling interest, Senior Notes and Junior Subordinated Deferrable Debentures.

(e)	Total capitalization available to Validus equals total shareholder's equity less noncontrolling interest plus Senior Notes and Junior Subordinated Deferrable Debentures.

(f)
The Company does not include notes payable to AlphaCat investors within total capitalization, since these are issued to some of the Company's operating affiliates specifically for the purpose of purchasing capital market products and writing collateralized reinsurance.

Shareholders' Equity
Shareholders' equity available to Validus at September 30, 2015 was $3.6 billion.
On November 4, 2015, the Company announced a quarterly cash dividend of $0.32 per common share and $0.32 per common share equivalent for which each outstanding warrant is exercisable, which is payable on December 31, 2015 to shareholders and warrant holders of record on December 15, 2015. The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon results of operations and cash flows, the Company's financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.
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
Debt and Financing Arrangements
The following table details the Company's borrowings and credit facilities as at September 30, 2015.

(Dollars in thousands)	Maturity Date / Term (a)	Commitments	Issued and Outstanding (b)
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	200,000	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	134,504	134,504
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750	113,750
Total debentures payable		598,254	538,054
2010 Senior Notes due 2040	January 26, 2040	250,000	250,000
Total debentures and senior notes payable		848,254	788,054
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	400,000	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	525,000	244,358
$30,000 secured bi-lateral letter of credit facility	Evergreen	30,000	10,172
Talbot FAL facility	December 31, 2017	25,000	25,000
AlphaCat Re secured letter of credit facility	Evergreen	30,000	30,000
IPC bi-lateral facility	Evergreen	25,000	10,782
$230,000 Flagstone bi-lateral facility	Evergreen	230,000	205,593
Total credit and other facilities		1,265,000	525,905
Total debt and financing arrangements		$2,113,254	$1,313,959

(a)	The arrangement is indicated as evergreen if, unless written notice to the contrary is given, it automatically renews on a regular basis.

(b)	Indicates utilization of commitment amount, not necessarily drawn borrowings.
For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, please refer to Note 12 "Debt and financing arrangements" to the Consolidated Financial Statements in Part I, Item 1.

Ratings
The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of November 6, 2015:

	A.M. Best (a)	S&P (b)	Moody’s (c)	Fitch (d)
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB+	Baa2	A-
Senior debt	bbb	BBB+	Baa2	BBB+
Subordinated debt	bbb-	—	Baa3	BBB
Preferred stock	bb+	BBB-	Ba1	—
Outlook on ratings	Stable	Stable	Positive	Stable

Validus Reinsurance, Ltd.
Financial strength rating	A	A	A3	A
Outlook on ratings	Stable	Stable	Positive	Stable

Lloyd's of London
Financial strength rating applicable to all Lloyd's syndicates	A	A+	—	AA-
Outlook on ratings	Positive	Stable	—	Stable

Talbot Syndicate 1183
Financial strength rating	A	—	—	—
Outlook on ratings	Positive	—	—	—

Validus Reinsurance (Switzerland), Ltd.
Financial strength rating	A	A	—	—
Outlook on ratings	Stable	Stable	—	—

Western World Insurance Company
Financial strength rating	A	—	—	—
Outlook on ratings	Stable	—	—	—

(a)
The A.M. Best ratings were most recently affirmed on March 12, 2015 for Validus Holdings, Ltd, Validus Reinsurance, Ltd and Validus Reinsurance (Switzerland) Ltd. The A.M. Best rating for Lloyd's was most recently affirmed on July 22, 2015. The A.M. Best rating for Talbot Syndicate 1183 was most recently affirmed on June 12, 2015. The A.M. Best rating for Western World Insurance Company was downgraded from A+ to A on November 6, 2014.

(b)
On October 29, 2015, the S&P rating for Validus Reinsurance (Switzerland), Ltd. was upgraded from A- to A and the ratings for Validus Reinsurance, Ltd. and Validus Holdings, Ltd. were affirmed. On October 13, 2014, the S&P rating for Lloyd's was affirmed and the outlook was revised from positive to stable.

(c)	The Moody’s ratings were most recently affirmed on June 25, 2014 for Validus Holdings, Ltd and Validus Reinsurance, Ltd.

(d)
The Fitch ratings were most recently affirmed on August 17, 2015 for Validus Holdings, Ltd. and Validus Reinsurance, Ltd. On August 17, 2015, Fitch upgraded the Company's subordinated debt to BBB from BBB- due to the application of updated notching criteria for hybrid ratings. The Fitch rating for Lloyd's was most recently affirmed on June 30, 2015.

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
As at September 30, 2015 and December 31, 2014, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 2.2% and 2.1%, or approximately $131.6 million and $127.2 million, respectively. As at September 30, 2015 and December 31, 2014, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.4% and 2.0% or approximately $138.1 million and $123.0 million, respectively.
As at September 30, 2015, the Company held $1.5 billion (December 31, 2014: $1.5 billion), or 26.9% (December 31, 2014: 26.3%), of the Company's fixed maturity portfolio in asset-backed and mortgage-backed securities. Some of these assets are exposed to prepayment risk, which occurs when the frequency with which holders of the underlying loans prepay the outstanding principal before the maturity date changes. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
Foreign Currency Risk:    Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash, receivables and investments that are denominated in such currencies. As at September 30, 2015, approximately $595.9 million, or 5.3% of our total assets and $731.5 million, or 10.2% of our total liabilities were held in foreign currencies. As at September 30, 2015, approximately $87.2 million, or 1.2% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date. As of December 31, 2014, $606.3 million, or 5.9% of our total assets and $738.5 million, or 11.9% of our total liabilities were held in foreign currencies. As of December 31, 2014, $92.4 million, or 1.3% of our total liabilities denominated in foreign currencies were non-monetary items which do not require revaluation at each reporting date. When necessary, we may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts. For further information on the accounting treatment of our foreign currency derivatives, refer to Note 7 of Part I, Item 1 - Consolidated Financial Statements. To the extent foreign currency exposure is not hedged or otherwise matched, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.

Credit Risk: The Company is exposed to credit risk from the possibility that counterparties may default on their obligations. The Company’s primary credit risks reside in investment in U.S. and non-U.S. corporate bonds and amounts recoverable from reinsurers. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain a minimum weighted-average portfolio credit rating of A+. In addition, the portfolio limits the amount of “risk assets”, such as non-investment grade debt and equity securities, to a maximum of 35% of shareholders’ equity. The Company also limits its exposure to any single issuer to 3.75% or less of its total cash and investments, excluding government and agency securities, depending on the credit rating of the issuer. With the exception of the Company's bank loan portfolio and certain capital securities issued by investment grade corporations, the minimum credit rating of any security purchased is Baa3/BBB-. In total, investments in below investment grade securities are limited to no more than 15% of the Company’s managed cash and investment portfolio. As at September 30, 2015, 9.5% (December 31, 2014; 7.7%) of the Company's total managed cash and investment portfolio was below investment grade. The Company did not have an aggregate exposure to any single issuer of more than 0.7% (December 31, 2014; 1.0%)of total cash and investments, other than with respect to government and agency securities as at September 30, 2015.
The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company's financial assets. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At September 30, 2015, 98.7% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, (December 31, 2014: 98.0%, rated A-) or from reinsurers posting full collateral.
Liquidity risk: Certain of the Company's investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of the Company's investments, including non-agency residential mortgage-backed securities and bank loans which represent 6.3% (December 31, 2014: 6.0%) of total cash and investments at September 30, 2015. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include the payment of claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At September 30, 2015, the Company had $783.9 million (December 31, 2014: $999.8 million) of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments and government and government agency securities. Details of the Company's debt and financing arrangements at September 30, 2015 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use / Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	134,504
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750
Total debentures payable		538,054
2010 Senior Notes due 2040	January 26, 2040	250,000
Total debentures and senior notes payable		788,054
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	244,358
$30,000 secured bi-lateral letter of credit facility	Evergreen	10,172
Talbot FAL facility	December 31, 2017	25,000
AlphaCat Re secured letter of credit facility	Evergreen	30,000
IPC bi-lateral facility	Evergreen	10,782
$230,000 Flagstone bi-lateral facility	Evergreen	205,593
Total credit and other facilities		525,905
Total debt and financing arrangements		$1,313,959
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
As at September 30, 2015, the Company was not a party to, or involved in any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
ITEM 1A. RISK FACTORS
Please refer to the discussion of Risk Factors in Part 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has repurchased approximately 74.9 million common shares for an aggregate purchase price of $2.4 billion from the inception of the share repurchase program to November 4, 2015.
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
The repurchase program may be modified, extended or terminated by the Board of Directors at any time. The remaining amount available under the current share repurchase authorization was $585.7 million as of November 4, 2015.
Share repurchases include repurchases by the Company of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares that have vested. We repurchase these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.
For the three months ended September 30, 2015, the number of shares repurchased by the Company was 1.4 million. The share repurchases made during the three months ended September 30, 2015 resulted in a dilutive impact on book value per diluted common share of $0.04 for the quarter.

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
	As at June 30, 2015				Quarter ended
Effect of share repurchases:	(cumulative)	July	August	September	September 30, 2015
Aggregate purchase price (a)	$2,374,524	$22,741	$15,328	$22,625	$60,694
Shares repurchased	73,444,835	503,600	340,771	508,569	1,352,940
Average price (a)	$32.33	$45.16	$44.98	$44.49	$44.86

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
Effect of share repurchases:	As at September 30, 2015 (cumulative)	October	November	As at November 4, 2015	Cumulative to Date Effect
Aggregate purchase price (a)	$2,435,218	$—	$3,446	$3,446	$2,438,664
Shares repurchased	74,797,775	—	77,177	77,177	74,874,952
Average price (a)	$32.56	$—	$44.65	$44.65	$32.57

(a)	Share transactions are on a trade date basis through November 4, 2015 and are inclusive of commissions. Average share price is rounded to two decimal places.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description

Exhibit 10.1*	Amended and Restated Validus Holdings, Ltd. 2005 Long Term Incentive Plan (As Amended and Restated Effective May 7, 2015)

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101.1 INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	November 6, 2015	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	November 6, 2015	/s/ Jeffrey D. Sangster
Jeffrey D. Sangster
Executive Vice President and Chief Financial Officer