Form 10-Q
period 2016-03-31
VALIDUS HOLDINGS LTD
filed 2016-05-06
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
 Form 10-Q
__________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 4, 2016 there were 81,541,202 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at March 31, 2016 (unaudited) and December 31, 2015
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Fixed maturities trading, at fair value (amortized cost: 2016—$5,478,317; 2015—$5,556,900)	$5,481,304	$5,510,331
Short-term investments trading, at fair value (amortized cost: 2016—$2,107,714; 2015—$1,941,615)	2,108,199	1,941,635
Other investments, at fair value (cost: 2016—$323,196; 2015—$315,963)	344,151	336,856
Cash and cash equivalents	569,774	723,109
Restricted cash	108,395	73,270
Total investments and cash	8,611,823	8,585,201
Investments in affiliates, equity method (cost: 2016—$70,761; 2015—$70,186)	84,504	88,065
Premiums receivable	1,176,684	658,682
Deferred acquisition costs	262,675	181,002
Prepaid reinsurance premiums	181,255	77,992
Securities lending collateral	9,721	4,863
Loss reserves recoverable	370,689	350,586
Paid losses recoverable	25,001	23,071
Income taxes recoverable	7,146	16,228
Deferred tax asset	27,771	21,661
Receivable for investments sold	16,278	39,766
Intangible assets	119,842	121,258
Goodwill	196,758	196,758
Accrued investment income	22,298	23,897
Other assets	92,076	126,782
Total assets	$11,204,521	$10,515,812

Liabilities
Reserve for losses and loss expenses	$2,980,300	$2,996,567
Unearned premiums	1,503,161	966,210
Reinsurance balances payable	96,685	75,380
Securities lending payable	10,187	5,329
Deferred tax liability	3,618	3,847
Payable for investments purchased	76,116	77,475
Accounts payable and accrued expenses	136,712	627,331
Notes payable to AlphaCat investors	323,510	75,493
Senior notes payable	245,211	245,161
Debentures payable	538,335	537,668
Total liabilities	$5,913,835	$5,610,461

Commitments and contingent liabilities
Redeemable noncontrolling interest	1,409,037	1,111,714

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2016—160,582,277; 2015—160,570,772; Outstanding: 2016—81,555,486; 2015—82,900,617)	$28,102	$28,100
Treasury shares (2016—79,026,791; 2015—77,670,155)	(13,830)	(13,592)
Additional paid-in capital	954,485	1,002,980
Accumulated other comprehensive loss	(15,438)	(12,569)
Retained earnings	2,771,107	2,634,056
Total shareholders’ equity available to Validus	3,724,426	3,638,975
Noncontrolling interest	157,223	154,662
Total shareholders’ equity	$3,881,649	$3,793,637

Total liabilities, noncontrolling interests and shareholders’ equity	$11,204,521	$10,515,812
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2016 and 2015 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Revenues
Gross premiums written	$1,172,791	$1,119,224
Reinsurance premiums ceded	(167,835)	(191,325)
Net premiums written	1,004,956	927,899
Change in unearned premiums	(433,688)	(352,009)
Net premiums earned	571,268	575,890
Net investment income	29,461	31,029
Net realized (losses) gains on investments	(584)	4,169
Change in net unrealized gains on investments	47,444	33,227
(Loss) income from investment affiliate	(4,113)	2,776
Other insurance related income and other income	1,413	940
Foreign exchange gains (losses)	6,245	(4,265)
Total revenues	651,134	643,766

Expenses
Losses and loss expenses	224,447	240,929
Policy acquisition costs	107,193	98,411
General and administrative expenses	86,208	84,235
Share compensation expenses	11,237	9,054
Finance expenses	15,203	20,967
Total expenses	444,288	453,596

Income before taxes, income from operating affiliates and (income) attributable to AlphaCat investors	206,846	190,170
Tax benefit (expense)	2,118	(2,565)
(Loss) income from operating affiliates	(23)	3,984
(Income) attributable to AlphaCat investors	(4,600)	—
Net income	$204,341	$191,589
Net (income) attributable to noncontrolling interest	(37,531)	(18,178)
Net income available to Validus	$166,810	$173,411

Other comprehensive loss
Change in foreign currency translation adjustments	(2,028)	(3,019)
Change in minimum pension liability, net of tax	(83)	(265)
Change in fair value of cash flow hedge	(758)	(801)
Other comprehensive loss	$(2,869)	$(4,085)

Comprehensive income available to Validus	$163,941	$169,326

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	82,821,261	83,251,243
Diluted	84,198,315	87,583,129

Basic earnings per share available to common shareholders	$2.01	$2.07
Earnings per diluted share available to common shareholders	$1.98	$1.98

Cash dividends declared per share	$0.35	$0.32
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2016 and 2015 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Common shares
Balance - beginning of period	$28,100	$27,222
Common shares issued, net	2	209
Balance - end of period	$28,102	$27,431

Treasury shares
Balance - beginning of period	$(13,592)	$(12,545)
Repurchase of common shares	(238)	(250)
Balance - end of period	$(13,830)	$(12,795)

Additional paid-in capital
Balance - beginning of period	$1,002,980	$1,207,493
Common shares issued, net	398	3,796
Repurchase of common shares	(60,130)	(57,858)
Share compensation expenses	11,237	9,054
Balance - end of period	$954,485	$1,162,485

Accumulated other comprehensive loss
Balance - beginning of period	$(12,569)	$(8,556)
Other comprehensive loss	(2,869)	(4,085)
Balance - end of period	$(15,438)	$(12,641)

Retained earnings
Balance - beginning of period	$2,634,056	$2,372,972
Dividends	(29,759)	(29,126)
Net income	204,341	191,589
Net (income) attributable to noncontrolling interest	(37,531)	(18,178)
Balance - end of period	$2,771,107	$2,517,257

Total shareholders’ equity available to Validus	$3,724,426	$3,681,737

Noncontrolling interest	$157,223	$151,583

Total shareholders’ equity	$3,881,649	$3,833,320
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$204,341	$191,589
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	11,237	9,054
Amortization of discount on senior notes	27	27
Loss (income) from investment affiliate	4,113	(2,776)
Net realized losses (gains) on investments	584	(4,169)
Change in net unrealized gains on investments	(47,444)	(33,227)
Amortization of intangible assets	1,416	1,416
Loss (income) from operating affiliates	23	(3,984)
Foreign exchange (gains) losses included in net income	(6,457)	8,788
Amortization of premium on fixed maturity investments	4,538	6,747
Change in:
Premiums receivable	(519,713)	(410,504)
Deferred acquisition costs	(81,673)	(79,673)
Prepaid reinsurance premiums	(103,263)	(110,219)
Loss reserves recoverable	(20,966)	(205)
Paid losses recoverable	(1,807)	10,976
Income taxes recoverable	9,115	(10,759)
Deferred tax asset	(6,262)	(7,132)
Accrued investment income	1,550	1,558
Other assets	11,794	10,979
Reserve for losses and loss expenses	(10,740)	(22,930)
Unearned premiums	536,951	462,228
Reinsurance balances payable	21,658	(25,163)
Deferred tax liability	(242)	7,585
Accounts payable and accrued expenses	(42,826)	(102,490)
Net cash used in operating activities	(34,046)	(102,284)

Cash flows provided by (used in) investing activities
Proceeds on sales of fixed maturity investments	734,892	1,190,559
Proceeds on maturities of fixed maturity investments	79,925	93,732
Purchases of fixed maturity investments	(726,233)	(1,163,707)
(Purchases) sales of short-term investments, net	(166,362)	115,912
Purchases of other investments, net	(3,690)	(7,646)
Increase in securities lending collateral	(4,858)	(4,867)
Investment in investment affiliates	(575)	(19,700)
Increase in restricted cash	(35,125)	(13,420)
Net cash (used in) provided by investing activities	(122,026)	190,863

Cash flows provided by (used in) financing activities
Net proceeds on issuance of notes payable to AlphaCat investors	247,400	—
Issuance of common shares, net	400	4,005
Purchases of common shares under share repurchase program	(60,368)	(58,108)
Dividends paid	(28,637)	(28,217)
Increase in securities lending payable	4,858	4,867
Third party investment in redeemable noncontrolling interest	268,750	203,400
Third party redemption of redeemable noncontrolling interest	(10,800)	(21,038)
Third party investment in noncontrolling interest	112,325	—
Third party distributions of noncontrolling interest	(118,722)	(145,416)
Third party subscriptions deployed on AlphaCat Funds and Sidecars	(412,036)	(112,400)
Net cash provided by (used in) financing activities	3,170	(152,907)

Effect of foreign currency rate changes on cash and cash equivalents	(433)	(11,724)
Net decrease in cash	(153,335)	(76,052)
Cash and cash equivalents - beginning of period	$723,109	$550,401
Cash and cash equivalents - end of period	$569,774	$474,349
Taxes paid during the period	$2,117	$7,187
Interest paid during the period	$19,303	$19,188
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

1. Basis of preparation and consolidation
These unaudited Consolidated Financial Statements (the "Consolidated Financial Statements") have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (the "SEC").
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
During the fourth quarter of 2015, the Company early adopted Accounting Standards Update 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis” issued by the United States Financial Accounting Standards Board (“FASB”), which changed the method in which the Company determines whether entities are consolidated by the Company. The adoption of this amended accounting guidance was implemented utilizing a full retrospective application for all periods presented in the Company's Consolidated Financial Statements.
The amended guidance includes changes in the identification of the primary beneficiary of investment companies considered to be VIEs. These changes resulted in the Company concluding that it is considered to be the primary beneficiary of the AlphaCat sidecars, the AlphaCat ILS funds and the BetaCat ILS funds and therefore the Company is required to consolidate these entities. The adoption of the amended guidance also resulted in the Company concluding that it was no longer required to consolidate PaCRe Ltd. ("PaCRe") due to the change in the VIE definition of "kick-out" rights under the amended guidance. The cumulative effect of these changes on the Company's retained earnings through the three months ended March 31, 2015 was a loss of $1,372.
The following tables present the impact of the application of the amended accounting guidance on the Company's results for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	As previously reported	Adjustment for adoption of new consolidation guidance	Revised
Total revenues	$689,205	$(45,439)	$643,766
Total expenses	453,499	97	453,596
Net income	212,388	(20,799)	191,589
Net (income) attributable to noncontrolling interest	(38,977)	20,799	(18,178)
Net income available to Validus	173,411	—	173,411
Comprehensive income available to Validus	169,326	—	169,326

Basic earnings per share available to common shareholders	$2.07	$—	$2.07
Earnings per diluted share available to common shareholders	$1.98	$—	$1.98

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31, 2015
	As previously reported	Adjustment for adoption of new consolidation guidance	Revised
Net cash used in operating activities	$(228,541)	$126,257	$(102,284)
Net cash (used in) provided by investing activities	(56,718)	247,581	190,863
Net cash provided by (used in) financing activities	194,228	(347,135)	(152,907)
Effect of foreign currency rate changes on cash and cash equivalents	(15,080)	3,356	(11,724)
Net decrease in cash	(106,111)	30,059	(76,052)
Cash and cash equivalents - beginning of period	577,240	(26,839)	550,401
Cash and cash equivalents - end of period	471,129	3,220	474,349
In the opinion of management, these Consolidated Financial Statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair statement of the Company's financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results for a full year.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

2. Recent accounting pronouncements

(a)	Adoption of New Accounting Standards
Compensation - Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the FASB issued Accounting Standard Update No. 2014-12, “Compensation - Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (ASU 2014-12). The amendments in this Update apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, an initial public offering or a profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendments in this Update became effective for the Company on January 1, 2016. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
Consolidation (Topic 810) - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity
In August 2014, the FASB issued Accounting Standard Update 2014-13, “Consolidation (Topic 810) - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” (ASU 2014-13). The fair value of the financial assets of a collateralized financing entity, as determined under GAAP, may differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. The amendments in this Update provide an alternative to Topic 820 for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate that difference. The amendments in this Update became effective for the Company on January 1, 2016. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
Presentation of Financial Statements - Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
In August 2014, the FASB issued Accounting Standard Update 2014-15, “Presentation of Financial Statements - Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15). The amendments in this Update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this Update became effective for the Company on January 1, 2016. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
Financial Services - Insurance (Topic 944) - Disclosures about Short-Duration Contracts
In May 2015, the FASB issued Accounting Standard Update 2015-09, “Financial Services - Insurance (Topic 944) - Disclosures about Short-Duration Contracts” (ASU 2015-09). The amendments in this Update enhance annual disclosures relating to reserves for losses and loss expenses by requiring the following: (1) net incurred and paid claims development information by accident year; (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the reserve for losses and loss expenses; (3) for each accident year presented, total IBNR plus expected development on case reserves included in the reserve for losses and loss expenses, accompanied by a description of reserving methodologies and any changes thereto; (4) for each accident year presented, quantitative information about claim frequency (unless impracticable) accompanied by a qualitative description of methodologies used for determining claim frequency information and any changes thereto; and (5) the average annual percentage payout of incurred claims by age for the same number of accident years presented. The amendments in this Update became effective for the Company on January 1, 2016, and as such, the disclosures will first be presented in the Company's Annual Report on Form 10-K for the year ending December 31, 2016.
Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued Accounting Standard Update 2015-16, “Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). The amendments in this Update simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments in this Update became effective for the Company on January 1, 2016. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Recently Issued Accounting Standards Not Yet Adopted
In May 2014, the FASB issued Accounting Standard Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March and April 2016, the FASB issued Accounting Standard Update 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (ASU 2016-08) and Accounting Standard Update 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing” (ASU 2016-10). The amendments in these Updates clarify the implementation guidance within ASU 2014-09 on principal versus agent considerations and the aspects of identifying performance obligations, respectively, while retaining the related principals in those areas. The original effective date for the amendments in ASU 2014-09 was for annual reporting periods beginning after December 15, 2016; however, in August 2015, the FASB delayed the effective date by one year through the issuance of Accounting Standards Update 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (ASU 2015-14). As such, the new effective date is for interim and annual reporting periods beginning after December 15, 2017. Entities may adopt the standard as of the original effective date, however, earlier adoption is not permitted. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.
In February 2016, the FASB issued Accounting Standard Update 2016-02, “Leases (Topic 842)” (ASU 2016-02). The amendments in this Update increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring the disclosure of key information about leasing arrangements. The amendments in this Update are effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.
In March 2016, the FASB issued Accounting Standard Update 2016-05, “Derivatives and Hedging (Topic 815) - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (ASU 2016-05). The amendments in this Update clarify that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. However, an entity will still need to evaluate whether it is probable that the counterparty will perform under the contract as part of its ongoing effectiveness assessment for hedge accounting. Therefore, a novation of a derivative to a counterparty with a sufficiently high credit risk could still result in the dedesignation of the hedging relationship. The amendments in this Update are effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has evaluated the impact of this guidance and it will not have a material impact on the Company’s Consolidated Financial Statements.
In March 2016, the FASB issued Accounting Standard Update 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting” (ASU 2016-07). The amendments in this Update eliminate the requirement to retroactively adopt the equity method of accounting when an investment becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update are effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.
In March 2016, the FASB issued Accounting Standard Update 2016-09, “Compensation-Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). The amendments in this Update simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this Update are effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

3. Investments
During the fourth quarter of 2015, the Company enhanced disclosures around the allocation of invested assets and the related returns between managed and non-managed investments. Managed investments represent assets governed by the Company’s investment policy statement (“IPS”), whereas non-managed investments represent assets held in support of consolidated AlphaCat VIEs which are not governed by the Company’s IPS. Refer to Note 5, "Variable interest entities," for further details. As such, prior period disclosures have been revised to conform to current period presentation.
The Company classifies its fixed maturity and short-term investments as trading and accounts for its other investments in accordance with U.S. GAAP guidance for "Financial Instruments." As such, all investments are carried at fair value with interest and dividend income and realized and unrealized gains and losses included in net income for the period.
The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments as at March 31, 2016 were as follows:

	Amortized Cost (or Cost)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Managed investments
U.S. government and government agency	$906,310	$4,440	$(431)	$910,319
Non-U.S. government and government agency	222,269	1,501	(1,685)	222,085
U.S. states, municipalities and political subdivisions	288,407	5,728	(513)	293,622
Agency residential mortgage-backed securities	652,955	11,484	(500)	663,939
Non-agency residential mortgage-backed securities	25,613	256	(519)	25,350
U.S. corporate	1,501,939	12,311	(7,631)	1,506,619
Non-U.S. corporate	397,593	2,031	(4,568)	395,056
Bank loans	620,570	560	(17,703)	603,427
Asset-backed securities	410,075	1,029	(4,277)	406,827
Commercial mortgage-backed securities	274,971	2,805	(835)	276,941
Total fixed maturities	5,300,702	42,145	(38,662)	5,304,185
Short-term investments	194,801	485	—	195,286
Other investments
Fund of hedge funds	1,457	—	(498)	959
Hedge funds	12,463	6,494	—	18,957
Private equity investments	54,154	13,420	(2,553)	65,021
Investment funds	190,125	678	—	190,803
Overseas deposits	60,601	—	—	60,601
Mutual funds	4,396	3,414	—	7,810
Total other investments	323,196	24,006	(3,051)	344,151
Total managed investments	$5,818,699	$66,636	$(41,713)	$5,843,622
Non-managed investments
Catastrophe bonds	$177,615	$1,175	$(1,671)	$177,119
Short-term investments	1,912,913	—	—	1,912,913
Total non-managed investments	2,090,528	1,175	(1,671)	2,090,032
Total investments	$7,909,227	$67,811	$(43,384)	$7,933,654

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
The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Managed fixed maturities
AAA	$2,395,715	43.7%	$2,367,642	43.0%
AA	487,808	8.9%	569,386	10.3%
A	1,057,329	19.3%	1,031,326	18.7%
BBB	689,739	12.6%	691,538	12.6%
Total investment grade managed fixed maturities	4,630,591	84.5%	4,659,892	84.6%

BB	226,370	4.1%	235,724	4.3%
B	185,033	3.4%	179,069	3.2%
CCC	8,628	0.2%	5,706	0.1%
CC	1,004	0.0%	1,015	0.0%
NR	252,559	4.6%	242,546	4.4%
Total non-investment grade managed fixed maturities	673,594	12.3%	664,060	12.0%
Total managed fixed maturities	$5,304,185	96.8%	$5,323,952	96.6%

Non-managed catastrophe bonds
BBB	$2,045	0.0%	$1,911	0.0%
Total investment grade non-managed catastrophe bonds	2,045	0.0%	1,911	0.0%

BB	62,990	1.1%	70,962	1.3%
B	6,133	0.1%	30,698	0.6%
NR	105,951	2.0%	82,808	1.5%
Total non-investment grade non-managed catastrophe bonds	175,074	3.2%	184,468	3.4%
Total non-managed fixed maturities	177,119	3.2%	186,379	3.4%
Total fixed maturities	$5,481,304	100.0%	$5,510,331	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost and estimated fair value amounts for fixed maturities held at March 31, 2016 and December 31, 2015 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Managed investments
Due in one year or less	$320,078	$319,683	$367,132	$366,019
Due after one year through five years	2,952,228	2,950,820	2,965,920	2,936,053
Due after five years through ten years	528,963	528,871	548,183	539,083
Due after ten years	135,819	131,754	150,444	148,036
	3,937,088	3,931,128	4,031,679	3,989,191
Asset-backed and mortgage-backed securities	1,363,614	1,373,057	1,337,374	1,334,761
Total managed fixed maturities	$5,300,702	$5,304,185	$5,369,053	$5,323,952

Non-managed catastrophe bonds
Due in one year or less	$30,772	$31,239	$7,504	$7,544
Due after one year through five years	145,803	144,838	165,093	163,575
Due after five years through ten years	1,040	1,042	15,250	15,260
Total non-managed fixed maturities	177,615	177,119	187,847	186,379
Total fixed maturities	$5,478,317	$5,481,304	$5,556,900	$5,510,331

(b)	Other investments
The following tables set forth certain information regarding the Company's other investment portfolio as at March 31, 2016 and December 31, 2015:

Other investments	Estimated Fair Value as at March 31, 2016	Investments with redemption restrictions	Investments without redemption restrictions	Redemption frequency (a)	Redemption notice period (a)
Fund of hedge funds	$959	$959	$—
Hedge funds	18,957	18,957	—
Private equity investments	65,021	65,021	—
Investment funds	190,803	168,593	22,210	Daily	2 days
Overseas deposits	60,601	60,601	—
Mutual funds	7,810	—	7,810	Daily	Daily
Total other investments	$344,151	$314,131	$30,020

(a)	The redemption frequency and notice periods only apply to investments without redemption restrictions.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Other investments	Estimated Fair value as at December 31, 2015	Investments with redemption restrictions	Investments without redemption restrictions	Redemption frequency (a)	Redemption notice period (a)
Fund of hedge funds	$1,417	$1,417	$—
Hedge funds	20,980	20,980	—
Private equity investments	63,771	63,771	—
Investment funds	188,721	167,910	20,811	Daily	2 days
Overseas deposits	54,484	54,484	—
Mutual funds	7,483	—	7,483	Daily	Daily
Total other investments	$336,856	$308,562	$28,294

(a)	The redemption frequency and notice periods only apply to investments without redemption restrictions.
Other investments include alternative investments in various funds and pooled investment schemes. These alternative investments employ various investment strategies primarily involving, but not limited to, investments in collateralized obligations, fixed income securities, private equities, distressed debt and equity securities.
Certain securities included in other investments are subject to redemption restrictions and are unable to be redeemed from the funds. Distributions from these funds will be received as the underlying investments of the funds are liquidated. Currently, it is not known to the Company when these underlying assets will be sold by their investment managers; however, it is estimated that the majority of the underlying assets of the investments would liquidate over 5 to 10 years from inception of the funds. In addition, one of the investment funds with a fair value of $165,602 (December 31, 2015: $167,910), has a lock-up period of 3 years as at March 31, 2016 and may also impose a redemption gate. A lock-up period refers to the initial amount of time an investor is contractually required to remain invested before having the ability to redeem. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Furthermore, the underlying investments held in the overseas deposit funds are liquid and will generally trade freely in an open market. However, the Company's ability to withdraw from the overseas deposit funds is restricted by an annual and quarterly funding and release process for Lloyd's market participants.
The Company's maximum exposure to any of these alternative investments is limited to the amount invested and any remaining capital commitments. Refer to Note 15, "Commitments and contingencies," for further details. As at March 31, 2016, the Company does not have any plans to sell any of the other investments listed above.

(c)	Net investment income
Net investment income was derived from the following sources:

	Three Months Ended March 31,
	2016	2015
Managed investments
Fixed maturities and short-term investments	$28,017	$27,673
Other investments	872	3,188
Cash and cash equivalents	865	416
Securities lending income	5	3
Total gross investment income	29,759	31,280
Investment expenses	(1,836)	(1,844)
Total managed net investment income	$27,923	$29,436
Non managed investments
Fixed maturities and short-term investments	$1,295	$1,574
Restricted cash, cash and cash equivalents	243	19
Total non-managed net investment income	1,538	1,593
Total net investment income	$29,461	$31,029
Managed net investment income from other investments includes distributed and undistributed net income from certain investment funds.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(d)	Net realized (losses) gains and change in net unrealized gains on investments
The following represents an analysis of net realized (losses) gains and the change in net unrealized gains on investments:

	Three Months Ended March 31,
	2016	2015
Managed fixed maturities, short-term and other investments
Gross realized gains	$3,217	$6,309
Gross realized (losses)	(4,303)	(2,129)
Net realized (losses) gains on investments	(1,086)	4,180
Change in net unrealized gains on investments	47,078	34,669
Total net realized and change in net unrealized gains on managed investments	$45,992	$38,849
Non-managed fixed maturities, short-term and other investments
Gross realized gains	$511	$—
Gross realized (losses)	(9)	(11)
Net realized gains (losses) on investments	502	(11)
Change in net unrealized gains (losses) on investments	366	(1,442)
Total net realized and change in net unrealized gains (losses) on non-managed investments	868	(1,453)
Total net realized and change in net unrealized gains on total investments	$46,860	$37,396

(e)	Pledged investments
The following tables outline investments and cash pledged as collateral under the Company's credit facilities. For further details on the credit facilities, please refer to Note 13,“Debt and financing arrangements.”

	March 31, 2016
Description	Commitment	Issued and Outstanding	Investments and cash pledged as collateral
$85,000 syndicated unsecured letter of credit facility	$85,000	$—	$—
$300,000 syndicated secured letter of credit facility	300,000	105,756	149,634
$24,000 secured bi-lateral letter of credit facility	24,000	11,564	48,016
AlphaCat Re secured letter of credit facility	30,000	30,000	30,172
IPC bi-lateral facility	25,000	5,483	—
$236,000 Flagstone bi-lateral facility	236,000	197,419	324,384
Total	$700,000	$350,222	$552,206

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
In addition, $4,636,802 of cash and cash equivalents, restricted cash, short-term investments and fixed maturities were pledged during the normal course of business as at March 31, 2016 (December 31, 2015: $4,056,788). Of those, $4,531,282 were held in trust (December 31, 2015: $4,007,215). Pledged assets are generally for the benefit of the Company's cedants and policyholders, to support AlphaCat's fully collateralized reinsurance transactions and to facilitate the accreditation of Validus Reinsurance, Ltd., Validus Reinsurance (Switzerland) Ltd. ("Validus Re Swiss") and Talbot as an alien insurer/reinsurer by certain regulators.
During December 2014, Validus Reinsurance, Ltd. established a Multi-Beneficiary Reinsurance Trust ("MBRT") to collateralize its (re)insurance liabilities associated with and for the benefit of U.S. domiciled cedants, and was approved as a trusteed reinsurer in the State of New Jersey. As a result, cedants domiciled in that state will receive automatic credit in their regulatory filings for the reinsurance provided prospectively by the Company. As of March 31, 2016, Validus Reinsurance, Ltd. was approved as a trusteed reinsurer in 48 states as well as Puerto Rico and the District of Columbia. In addition, Validus Re Swiss established a MBRT in December 2015 and was approved as a trusteed reinsurer in the State of New Jersey as at March 31, 2016.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At March 31, 2016, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Fair value based on NAV practical expedient	Total
Managed investments
U.S. government and government agency	$—	$910,319	$—	$—	$910,319
Non-U.S. government and government agency	—	222,085	—	—	222,085
U.S. states, municipalities and political subdivisions	—	293,622	—	—	293,622
Agency residential mortgage-backed securities	—	663,939	—	—	663,939
Non-agency residential mortgage-backed securities	—	25,350	—	—	25,350
U.S. corporate	—	1,506,619	—	—	1,506,619
Non-U.S. corporate	—	395,056	—	—	395,056
Bank loans	—	348,416	255,011	—	603,427
Asset-backed securities	—	406,827	—	—	406,827
Commercial mortgage-backed securities	—	276,941	—	—	276,941
Total fixed maturities	—	5,049,174	255,011	—	5,304,185
Short-term investments	176,840	18,446	—	—	195,286
Other investments
Fund of hedge funds	—	—	—	959	959
Hedge funds	—	—	—	18,957	18,957
Private equity investments	—	—	—	65,021	65,021
Investment funds	—	22,210	—	168,593	190,803
Overseas deposits	—	—	—	60,601	60,601
Mutual funds	—	7,810	—	—	7,810
Total other investments	—	30,020	—	314,131	344,151
Total managed investments	$176,840	$5,097,640	$255,011	$314,131	$5,843,622
Non-managed investments
Catastrophe bonds	$—	$140,014	$37,105	$—	$177,119
Short-term investments	1,912,913	—	—	—	1,912,913
Total non-managed investments	1,912,913	140,014	37,105	—	2,090,032
Total investments	$2,089,753	$5,237,654	$292,116	$314,131	$7,933,654

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
At March 31, 2016, managed Level 3 investments totaled $255,011 (December 31, 2015: $232,337), representing 4.4% (December 31, 2015: 3.9%) of total managed investments.

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
Fund of hedge funds
The fund of hedge funds includes a side pocket. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund's administrator provides a monthly reported NAV with a three month delay in its valuation. The fund manager has provided an estimate of the fund NAV at each period end based on the estimated performance provided from the underlying funds. To determine the reasonableness of the estimated NAV, the Company compares the fund administrator's NAV to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. The fair value of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy.
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
Investment funds
Investment funds consist of one pooled investment, one structured securities fund and a mezzanine debt fund. The pooled investment is invested in fixed income securities with high credit ratings and is only open to Lloyd’s Trust Fund participants. The fair value of units in the investment fund is based on the NAV of the fund as reported by Lloyd’s Treasury & Investment Management. As the fund NAV is published, the fair value of this investment is classified as Level 2.
The structured securities fund invests across asset backed, residential mortgage backed and commercial mortgage backed securities, whereas the mezzanine debt fund invests in a portfolio of mezzanine securities which generally take the form of private debt securities with equity participation in connection with buyouts, recapitalizations and refinancings. The fair value of units in each fund is based on the NAV of the respective fund as reported by the independent fund administrator. The NAV for each fund is reported on a one or three month delay by the fund's administrator. The fair value of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy.
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
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the periods ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Bank Loans	Catastrophe Bonds	Total
Level 3 investments—beginning of period	$232,337	$13,500	$245,837
Purchases	42,103	23,272	65,375
Sales	(2,389)	—	(2,389)
Settlements	(16,249)	(125)	(16,374)
Change in net unrealized (losses) gains	(791)	458	(333)
Level 3 investments—end of period	$255,011	$37,105	$292,116

	Three Months Ended March 31, 2015
	Bank Loans	Catastrophe Bonds	Total
Level 3 investments—beginning of period	$32,748	$17,500	$50,248
Purchases	58,175	—	58,175
Sales	—	(1,989)	(1,989)
Settlements	(3,995)	—	(3,995)
Net realized losses	—	(11)	(11)
Change in net unrealized losses	(395)	—	(395)
Level 3 investments—end of period	$86,533	$15,500	$102,033
There have not been any transfers into or out of Level 3 during the three months ended March 31, 2016 or 2015, respectively.

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
AlphaCat ILS funds
The AlphaCat ILS funds received third party subscriptions beginning on December 17, 2012. The Company and other investors invest in the AlphaCat ILS funds for the purpose of investing in instruments with returns linked to property catastrophe reinsurance, retrocession and insurance linked securities (“ILS”) contracts. The AlphaCat ILS funds have varying risk profiles and are categorized by the expected loss of the fund. Expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit. Lower risk ILS funds are defined as having a maximum permitted portfolio expected loss of less than 7%, whereas higher risk ILS funds have a maximum permitted portfolio expected loss of greater than 7%. The AlphaCat ILS funds primarily deploy their capital through transactions entered into by AlphaCat Re and AlphaCat Master Fund Ltd. (“AlphaCat Master Fund”). The AlphaCat ILS funds are VIEs and are consolidated by the Company as the primary beneficiary. The Company's maximum exposure to any of the funds is the amount of capital invested at any given time and any remaining capital commitments. Refer to Note 15, "Commitments and contingencies," for further details.
AlphaCat Re and AlphaCat Master Fund
The Company utilizes AlphaCat Re and AlphaCat Master Fund (collectively the “master funds”), both market facing entities, for the purpose of writing collateralized reinsurance and investing in capital markets products, respectively, on behalf of certain entities within the AlphaCat segment and direct third party investors. AlphaCat Re enters into transactions on behalf of the AlphaCat sidecars and ILS funds (collectively the “feeder funds”) and direct third party investors, whereas AlphaCat Master Fund only enters into transactions on behalf of certain AlphaCat ILS funds. All of the risks and rewards of the underlying transactions are allocated to the feeder funds and direct third party investors using variable funding notes. The master funds are VIEs and are consolidated by the Company as the primary beneficiary.
Notes Payable to AlphaCat Investors
The master funds issue variable funding notes to the feeder funds, and direct to third party investors, in order to write collateralized reinsurance and invest in capital markets products on their behalf. The Company’s investments in the feeder funds, together with investments made by third parties in the feeder funds and on a direct basis, are provided as consideration for the notes to the master funds. The duration of the underlying collateralized reinsurance contracts and capital market products is typically twelve months; however, the variable funding notes do not have a stated maturity date or principal amount since repayment is dependent on the settlement and income or loss of the underlying transactions. Therefore, the notes are subsequently redeemed as the underlying transactions are settled. The income or loss generated by the underlying transactions is then transferred to the feeder funds and direct third party investors via the variable funding notes.
As both the master and feeder funds are consolidated by the Company, any notes issued by the master funds to the feeder funds are eliminated on consolidation and only variable funding notes issued by AlphaCat Re to direct third party investors remain on the Consolidated Balance Sheets as notes payable to AlphaCat investors with the related income or loss included in the Consolidated Statements of Comprehensive Income as (income) loss attributable to AlphaCat investors. To the extent that the (income) loss has not been returned to the investors, it is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
During the three months ended March 31, 2016, one of the AlphaCat ILS funds issued both common shares and structured notes to the Company and other third party investors in order to capitalize the fund. The fund deploys its capital through AlphaCat Re; therefore, the structured notes do not have a stated maturity date or principal amount since repayment is dependent on the settlement and income or loss of the variable funding notes with AlphaCat Re. The structured notes rank senior to the common shares and earn an interest rate of 8.0% per annum, payable on a cumulative basis in arrears.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

As the fund is consolidated by the Company, the structured notes issued to the Company are eliminated on consolidation and only the structured notes issued to third party investors remain on the Consolidated Balance Sheets as notes payable to AlphaCat investors with any related interest included in the Consolidated Statements of Comprehensive Income as (income) loss attributable to AlphaCat investors. To the extent that the accrued interest on the structured notes has not been returned to the investors, it is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
The following table presents a reconciliation of the beginning and ending notes payable to AlphaCat investors for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of period	$75,493	$—	$75,493
Issuance of notes payable to AlphaCat investors	195,288	61,717	257,005
Redemption of notes payable to AlphaCat investors	(9,605)	—	(9,605)
Foreign exchange losses	617	—	617
Notes payable to AlphaCat investors, end of period	$261,793	$61,717	$323,510
The income attributable to AlphaCat investors was $4,600 for the three months ended March 31, 2016, with $7,012 included in accounts payable and accrued expenses as at March 31, 2016 (December 31, 2015: $2,412).
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
The following table presents the total assets and total liabilities of the Company’s consolidated VIEs, excluding intercompany eliminations, as at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
AlphaCat sidecars	$82,492	$34,517	$206,581	$14,804
AlphaCat ILS funds - Lower Risk (a)	1,303,522	16,307	1,268,070	143,371
AlphaCat ILS funds - Higher Risk (a)	570,033	99,339	522,867	300,122
AlphaCat Re and AlphaCat Master Fund	2,218,094	2,217,924	1,615,779	1,615,609
BetaCat ILS funds	63,043	707	64,221	2,472

(a)
Lower risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of less than 7%, whereas higher risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of greater than 7%. Expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit.

Assets of consolidated VIEs can only be used to settle obligations and liabilities of the consolidated VIEs and do not have recourse to the general credit of the Company. Investments held by these entities are presented separately in Note 3, "Investments," as non-managed investments.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

6. Investments in affiliates
The following table presents the Company's investments in affiliates as at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Investment affiliate	$84,135	$87,673
Operating affiliate	369	392
Investments in affiliates	$84,504	$88,065

(a)	Investment affiliate
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
In accordance with the terms of the Agreement, no limited partner has the right to withdraw from the partnership or to withdraw any part of its capital account without prior consent from the general partner. The Company's maximum exposure to the fund is limited to the amount invested and any remaining capital commitment. Refer to Note 15, "Commitments and contingencies," for further details.
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
In accordance with the terms of the Agreement, no limited partner has the right to withdraw from the partnership or to withdraw any part of its capital account without prior consent from the general partner. The Company's maximum exposure to the fund is limited to the amount invested and any remaining capital commitment. Refer to Note 15, "Commitments and contingencies," for further details.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents a reconciliation of the beginning and ending investment in the Company's investment affiliate balance for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Investment affiliate, beginning of period	$87,673	$63,506
Capital contributions	575	19,700
(Loss) income from investment affiliate	(4,113)	2,776
Investment affiliate, end of period	$84,135	$85,982
The following table presents the Company’s investment in the partnerships as at March 31, 2016:

	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline Financial Services Fund II L.P.	$56,479	—%	8.1%	$70,342
Aquiline Financial Services Fund III L.P.	$13,890	—%	13.7%	$13,793
Total	$70,369			$84,135
The following table presents the Company’s investment in the partnerships as at December 31, 2015:

	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline Financial Services Fund II L.P.	$55,904	—%	8.1%	$73,880
Aquiline Financial Services Fund III L.P.	13,890	—%	13.7%	13,793
Total	$69,794			$87,673

(b)	Operating affiliate
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
The following table presents a reconciliation of the beginning and ending investment in the Company's operating affiliate balance for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Operating affiliate, beginning of period	$392	$50,944
(Loss) income from operating affiliate	(23)	3,984
Operating affiliate, end of period	$369	$54,928
The following table presents the Company’s investment in PaCRe as at March 31, 2016:

	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Investment in PaCRe	$392	100.0%	10.0%	$369
The following table presents the Company’s investment in PaCRe as at December 31, 2015:

	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Investment in PaCRe	$392	100.0%	10.0%	$392

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

7. Noncontrolling interest
Investors in certain of the AlphaCat ILS funds have rights that enable shareholders, subject to certain limitations, to redeem their shares. The third party equity is therefore recorded in the Company’s Consolidated Balance Sheets as redeemable noncontrolling interest. When and if a redemption notice is received, the fair value of the redemption is reclassified to a liability.
The AlphaCat sidecars and one of the AlphaCat ILS funds have no shareholder redemption rights. Therefore, the third party equity is recorded in the Company's Consolidated Balance Sheets as noncontrolling interest.
The following tables present a reconciliation of the beginning and ending balances of redeemable noncontrolling interest and noncontrolling interest for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Redeemable noncontrolling interest	Noncontrolling interest	Total
Balance, beginning of period	$1,111,714	$154,662	$1,266,376
Issuance of shares	268,750	112,325	381,075
Income attributable to noncontrolling interest	28,573	8,958	37,531
Distributions	—	(118,722)	(118,722)
Balance, end of period	$1,409,037	$157,223	$1,566,260

	Three Months Ended March 31, 2015
	Redeemable noncontrolling interest	Noncontrolling interest	Total
Balance, beginning of period	$617,791	$292,274	$910,065
Issuance of shares	203,400	—	203,400
Income attributable to noncontrolling interest	13,453	4,725	18,178
Distributions	—	(145,416)	(145,416)
Balance, end of period	$834,644	$151,583	$986,227

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

8. Derivative instruments
The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures and interest rate exposures. As at March 31, 2016 and December 31, 2015, the Company held foreign currency forward contracts to mitigate the risk of fluctuations in the U.S. dollar against a number of foreign currencies. In addition, the Company held two interest rate swaps to fix the payment of interest on the Company's 2006 and 2007 Junior Subordinated Deferrable Debentures, as well as three interest rate swaps and one cross-currency interest rate swap to fix the payment of interest and mitigate the foreign exchange rate impact on Flagstone's 2006 and 2007 Junior Subordinated Deferrable Debentures.
As at March 31, 2016 and December 31, 2015, none of the Company's foreign currency forward contracts were designated as hedging instruments for accounting purposes. Whereas, all but one of the Company's foreign currency forward contracts were designated as hedging instruments for accounting purposes through September 30, 2015.
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments for accounting purposes on the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
Derivatives not designated as hedging instruments:	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$224,219	$7,368	$5,694	$255,840	$2,601	$3,211

(a)
Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses, respectively, on the Consolidated Balance Sheets. The net impact on earnings, recognized in income within foreign exchange gains (losses) and other income (loss), relating to the foreign currency forward contracts that were not designated as hedging instruments during the three months ended March 31, 2016 was $(2,013) and $36, respectively (2015: $nil and $1, respectively).

The following table summarizes information on the classification and amount of the fair value of derivatives designated as hedging instruments for accounting purposes on the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
Derivatives designated as hedging instruments:	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Interest rate swap contracts	$552,263	$22	$2,626	$552,263	$21	$1,942

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses, respectively, on the Consolidated Balance Sheets.

(a)	Classification within the fair value hierarchy
As described in Note 4, "Fair value measurements," under U.S. GAAP, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The assumptions used within the valuation of the Company's derivative instruments are observable in the marketplace, can be derived from observable data or are supported by observable levels at which other similar transactions are executed in the marketplace. Accordingly, these derivatives were classified within Level 2 of the fair value hierarchy.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table provides the total impact on earnings, recognized in income within foreign exchange gains (losses), relating to the derivative instruments formally designated as fair value hedges for accounting purposes along with the impact of the related hedged items for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Foreign currency forward contracts	2016	2015
Amount of loss recognized in income on derivative	$—	$(6,202)
Amount of gain on hedged item recognized in income attributable to risk being hedged	—	6,202
Amount of gain recognized in income on derivative (ineffective portion)	—	—

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
The following table provides the total impact on other comprehensive income (loss) and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Interest rate swap contracts	2016	2015
Amount of effective portion recognized in other comprehensive income	$3,656	$4,040
Amount of effective portion subsequently reclassified to earnings	(2,898)	(3,239)
Amount of ineffective portion excluded from effectiveness testing	(758)	(801)
The above balances relate to interest payments and have therefore been classified as finance expenses in the Consolidated Statements of Comprehensive Income.

(d)	Balance sheet offsetting
There was no balance sheet offsetting activity as at March 31, 2016 or December 31, 2015.
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
The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Reserve for losses and loss expenses, beginning of period	$2,996,567	$3,243,147
Losses and loss expenses recoverable	(350,586)	(377,466)
Net reserves for losses and loss expenses, beginning of period	2,645,981	2,865,681
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	278,186	324,488
Prior years (a)	(53,739)	(83,559)
Total incurred losses and loss expenses (a)	224,447	240,929
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(15,773)	(13,100)
Prior years	(253,304)	(236,233)
Total net paid losses	(269,077)	(249,333)
Foreign exchange loss (gain)	8,260	(25,274)
Net reserve for losses and loss expenses, end of period	2,609,611	2,832,003
Losses and loss expenses recoverable	370,689	375,882
Reserve for losses and loss expenses, end of period	$2,980,300	$3,207,885
Incurred losses and loss expenses comprise:

	Three Months Ended March 31,
	2016	2015
Gross losses and loss expenses (a)	$269,853	$264,796
Reinsurance recoverable	(45,406)	(23,867)
Net incurred losses and loss expenses (a)	$224,447	$240,929

(a)
Upon closing the acquisition of Western World, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $3,223 during the three months ended March 31, 2015, benefiting the loss ratio by 4.7 percentage points. The remaining fair value adjustment of $7,756 was fully amortized during 2015.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The March 31, 2016 gross reserves balances comprise reserves for reported claims of $1,242,102 (December 31, 2015: $1,278,697) and reserves for claims incurred but not reported of $1,738,198 (December 31, 2015: $1,717,870). The net favorable development on prior years by segment and line of business for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31, 2016
	Property	Marine	Specialty	Liability	Total
Validus Re	$(22,832)	$3,555	$(6,407)	$—	$(25,684)
Talbot	(18,446)	2,964	(7,238)	—	(22,720)
Western World	(441)	—	—	(3,985)	(4,426)
AlphaCat	(909)	—	—	—	(909)
Net favorable development	$(42,628)	$6,519	$(13,645)	$(3,985)	$(53,739)
The Validus Re and Talbot segments experienced favorable development on prior years in the property and specialty lines primarily due to favorable development on attritional losses; whereas, the unfavorable development in the marine lines was primarily driven by adverse development on events, which included unfavorable development on an individual marine policy that incepted during the second half of 2015. This adverse development was partially offset by favorable development on attritional losses. The Western World segment experienced favorable development on prior years primarily due favorable development on attritional losses.

	Three Months Ended March 31, 2015
	Property	Marine	Specialty	Liability	Total
Validus Re	$(14,896)	$(4,570)	$(5,230)	$—	$(24,696)
Talbot	(20,752)	(22,514)	(8,421)	—	(51,687)
Western World (a)	(2,728)	—	—	(3,604)	(6,332)
AlphaCat	(844)	—	—	—	(844)
Net favorable development (a)	$(39,220)	$(27,084)	$(13,651)	$(3,604)	$(83,559)

(a)
Upon closing the acquisition of Western World, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $3,223 during the three months ended March 31, 2015, benefiting the loss ratio by 4.7 percentage points. The remaining fair value adjustment of $7,756 was fully amortized during 2015.

The Validus Re segment experienced favorable development on prior years primarily due to favorable development on attritional losses; whereas, the Talbot segment experienced favorable development on prior years primarily due to favorable development on attritional losses and certain events, including the Thailand floods, which was a 2011 notable loss event. The Western World segment experienced favorable development on prior years primarily due to the amortization of the fair value adjustment made at the acquisition date as well as favorable development on attritional losses.
10. Reinsurance
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
Credit risk
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better as rated by Standard & Poor's or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At March 31, 2016, 98.5% (December 31, 2015: 98.7%) of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses and $239,160 of total IBNR recoverable (December 31, 2015: $214,863)) were fully collateralized or from reinsurers rated A- or better.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Reinsurance recoverables by reinsurer as at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$324,817	82.1%	$303,108	81.1%
Other reinsurers’ balances > $1 million	61,621	15.6%	61,222	16.4%
Other reinsurers’ balances < $1 million	9,252	2.3%	9,327	2.5%
Total	$395,690	100.0%	$373,657	100.0%

	March 31, 2016
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Swiss Re	AA-	$85,611	21.6%
Lloyd's Syndicates	A+	71,931	18.2%
Everest Re	A+	48,012	12.1%
Hannover Re	AA-	46,862	11.8%
Munich Re	AA-	20,011	5.1%
Hamilton Re	A-	12,501	3.2%
Transatlantic Re	A+	12,481	3.1%
National Indemnity Company	AA+	9,462	2.4%
Toa Re	A+	9,001	2.3%
XL Re	A+	8,945	2.3%
Total		$324,817	82.1%

	December 31, 2015
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Swiss Re	AA-	$83,048	22.2%
Lloyd's Syndicates	A+	66,356	17.8%
Hannover Re	AA-	43,765	11.7%
Everest Re	A+	43,060	11.5%
Munich Re	AA-	18,707	5.0%
Transatlantic Re	A+	11,923	3.2%
Hamilton Re	A-	10,898	2.9%
National Indemnity Company	AA+	10,293	2.8%
XL Re	A+	8,728	2.3%
Toa Re	A+	6,330	1.7%
Total		$303,108	81.1%
At March 31, 2016 and December 31, 2015, the provision for uncollectible reinsurance relating to reinsurance recoverables was $5,427 and $4,997, respectively. To estimate this provision for uncollectible reinsurance, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied, especially in relation to ceded IBNR. The Company then uses default factors to determine the portion of a reinsurer’s balance deemed to be uncollectible. Default factors require considerable judgment and are determined in part using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.

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
The Company has repurchased 77,387,916 common shares for an aggregate purchase price of $2,552,098 from the inception of its share repurchase program to March 31, 2016. The Company had $472,303 remaining under its authorized share repurchase program as of March 31, 2016.
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
The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2015	160,570,772
Restricted share awards vested, net of shares withheld	9,566
Restricted share units vested, net of shares withheld	1,939
Common shares issued, March 31, 2016	160,582,277
Treasury shares, March 31, 2016	(79,026,791)
Common shares outstanding, March 31, 2016	81,555,486

Common Shares
Common shares issued, December 31, 2014	155,554,224
Restricted share awards vested, net of shares withheld	14,447
Restricted share units vested, net of shares withheld	1,997
Options exercised	704,974
Warrants exercised	473,817
Direct issuance of common stock	324
Common shares issued, March 31, 2015	156,749,783
Treasury shares, March 31, 2015	(73,114,868)
Common shares outstanding, March 31, 2015	83,634,915

(b)	Dividends
On February 2, 2016, the Company announced a quarterly cash dividend of $0.35 (2015: $0.32) per common share. This dividend was paid on March 31, 2016 to holders of record on March 15, 2016.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

12. Stock plans

(a)	Long Term Incentive Plan
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. The total number of shares reserved for issuance under the LTIP are 2,753,292 shares of which 1,933,932 shares remain available for issuance at March 31, 2016. The LTIP is administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

i.	Options
Options may be exercised for voting common shares upon vesting. Outstanding options have a life of 10 years and vest either pro rata or at the end of the required service period from the date of grant. Fair value of the option awards at the date of grant is determined using the Black-Scholes option-pricing model.
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
Activity with respect to options for the three months ended March 31, 2016 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2015	65,401	$7.74	$20.17
Options exercised	—	—	—
Options outstanding, March 31, 2016	65,401	$7.74	$20.17
Activity with respect to options for the three months ended March 31, 2015 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2014	1,160,057	$7.12	$17.74
Options exercised	(1,017,165)	7.36	16.55
Options outstanding, March 31, 2015	142,892	$5.45	$26.24

ii.	Restricted share awards
Restricted shares granted under the LTIP vest either pro rata or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses during the three months ended March 31, 2016 of $9,129 (2015: $8,479). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to unvested restricted share awards for the three months ended March 31, 2016 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2015	2,739,446	$38.25
Restricted share awards vested	(12,550)	35.75
Restricted share awards forfeited	(8,317)	37.94
Restricted share awards outstanding, March 31, 2016	2,718,579	$38.26
Activity with respect to unvested restricted share awards for the three months ended March 31, 2015 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2014	2,858,711	$35.81
Restricted share awards vested	(19,682)	32.25
Restricted share awards forfeited	(2,410)	41.50
Restricted share awards outstanding, March 31, 2015	2,836,619	$35.83
At March 31, 2016, there were $60,076 (December 31, 2015: $69,143) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.3 years (December 31, 2015: 2.4 years).

iii.	Restricted share units
Restricted share units under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses during the three months ended March 31, 2016 of $311 (2015: $262). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share units for the three months ended March 31, 2016 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2015	114,337	$38.47
Restricted share units vested	(2,056)	38.24
Restricted share units issued in lieu of cash dividends	790	38.47
Restricted share units outstanding, March 31, 2016	113,071	$38.47
Activity with respect to unvested restricted share units for the three months ended March 31, 2015 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2014	103,484	$36.54
Restricted share units vested	(1,997)	38.24
Restricted share units issued in lieu of cash dividends	747	36.54
Restricted share units forfeited	(893)	35.42
Restricted share units outstanding, March 31, 2015	101,341	$36.51
At March 31, 2016, there were $2,493 (December 31, 2015: $2,790) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.4 years (December 31, 2015: 2.6 years).

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
The Company recognized share compensation expenses during the three months ended March 31, 2016 of $1,797 (2015: $313).
Activity with respect to unvested performance share awards for the three months ended March 31, 2016 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2015	172,594	$40.70
Performance share awards conversion adjustment	45,517	36.82
Performance share awards outstanding, March 31, 2016	218,111	$39.89
Activity with respect to unvested performance share awards for the three months ended March 31, 2015 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2014	106,369	$36.03
Performance share awards outstanding, March 31, 2015	106,369	$36.03
At March 31, 2016, there were $3,893 (December 31, 2015: $4,011) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 1.9 years (December 31, 2015: 2.1 years).

(b)	Total share compensation expenses
The breakdown of share compensation expenses by award type for the periods indicated was as follows:

	Three Months Ended March 31,
	2016	2015
Restricted share awards	9,129	8,479
Restricted share units	311	262
Performance share awards	1,797	313
Total	$11,237	$9,054

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

13. Debt and financing arrangements

(a)	Financing structure
The financing structure at March 31, 2016 was as follows:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	134,785	134,785	134,785
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	598,535	538,335	538,335
2010 Senior Notes due 2040	250,000	250,000	245,211
Total debentures and senior notes payable	848,535	788,335	783,546
$85,000 syndicated unsecured letter of credit facility	85,000	—	—
$300,000 syndicated secured letter of credit facility	300,000	105,756	—
$24,000 secured bi-lateral letter of credit facility	24,000	11,564	—
AlphaCat Re secured letter of credit facility	30,000	30,000	—
IPC bi-lateral facility	25,000	5,483	—
$236,000 Flagstone bi-lateral facility	236,000	197,419	—
Total credit and other facilities	700,000	350,222	—
Total debt and financing arrangements	$1,548,535	$1,138,557	$783,546
The financing structure at December 31, 2015 was as follows:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	134,118	134,118	134,118
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	597,868	537,668	537,668
2010 Senior Notes due 2040	250,000	250,000	245,161
Total debentures and senior notes payable	847,868	787,668	782,829
$85,000 syndicated unsecured letter of credit facility	85,000	—	—
$300,000 syndicated secured letter of credit facility	300,000	235,540	—
$24,000 secured bi-lateral letter of credit facility	24,000	10,543	—
AlphaCat Re secured letter of credit facility	30,000	30,000	—
IPC bi-lateral facility	25,000	9,241	—
$236,000 Flagstone bi-lateral facility	236,000	193,764	—
Total credit and other facilities	700,000	479,088	—
Total debt and financing arrangements	$1,547,868	$1,266,756	$782,829

(a)	Indicates utilization of commitment amount, not necessarily drawn borrowings.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Senior notes and junior subordinated deferrable debentures
The following table summarizes the key terms of the Company's senior notes and junior subordinated deferrable debentures:

Description	Issuance date	Commitment	Maturity date	Interest Rate as at				Interest payments due
				Issuance Date		March 31, 2016
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	9.069%	(a)	5.831%	(e)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$134,785	September 15, 2036	3.540%	(b)	6.463%	(e)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	8.480%	(c)	5.180%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	3.000%	(b)	5.900%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	3.100%	(b)	5.983%	(e)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(d)	8.875%	(d)	Semi-annually in arrears

(a)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 3.550% thereafter, reset quarterly.

(b)	Floating interest rate of three-month LIBOR plus amount stated, reset quarterly.

(c)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 2.950% thereafter, reset quarterly.

(d)	Fixed interest rate.

(e)	Fixed interest rate as a result of interest rate swap contracts entered into by the Company.
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
Debt issuance costs are amortized to income over the life of the 2010 Senior Notes and are presented on a net basis within the senior notes payable balance in the Company's Consolidated Balance Sheets. There were no redemptions made during the three months ended March 31, 2016 and 2015.
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
Future payments of principal of $250,000 on the 2010 Senior Notes are all expected to be after 2021.
Junior subordinated deferrable debentures
The Company participated in private placements of junior subordinated deferrable interest debentures due 2036 and 2037 (respectively, the “2006 Junior Subordinated Deferrable Debentures” and “2007 Junior Subordinated Deferrable Debentures”).
Debt issuance costs for the 2006 and 2007 Junior Subordinated Deferrable Debentures were amortized to income over the five year optional redemption periods. They are redeemable at the Company's option at par. There were no redemptions made during the three months ended March 31, 2016 and 2015.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

As part of the acquisition of Flagstone, the Company assumed junior subordinated deferrable debentures due 2036 and 2037 (respectively, the “Flagstone 2006 Junior Subordinated Deferrable Debentures” and “Flagstone 2007 Junior Subordinated Deferrable Debentures”). These debentures are redeemable quarterly at par. There were no redemptions made during the three months ended March 31, 2016 and 2015.
Future payments of principal of $538,335 on the debentures discussed above are all expected to be after 2021.

(c)	Credit facilities

i.	$85,000 syndicated unsecured letter of credit facility and $300,000 syndicated secured letter of credit facility
On December 9, 2015, the Company entered into a $85,000 five-year unsecured credit facility with various counterparties as co-documentation agents and the lenders party thereto, which provides for letter of credit and revolving credit availability for the Company (the “Five Year Unsecured Facility”) (the full $85,000 of which is available for letters of credit and/or revolving loans). The Five Year Unsecured Facility was provided by a syndicate of commercial banks. Letters of credit under the Five Year Unsecured Facility are available to support obligations in connection with the reinsurance business of the Company and its subsidiaries. Loans under the Five Year Unsecured Facility are available for the general corporate and working capital purposes of the Company. The Company may request that existing lenders under the Five Year Unsecured Facility or prospective additional lenders agree to make available additional commitments from time to time so long as the aggregate commitments under the Five Year Unsecured Facility do not exceed $150,000.
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
As of March 31, 2016, there was $nil outstanding under the Five Year Unsecured Facility and $105,756 in outstanding letters of credit under the Five Year Secured Facility.
The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending June 30, 2015, to be increased quarterly by an amount equal to 25.0% of the Company’s consolidated net income (if positive) for such quarter plus 50.0% of the aggregate increases in the consolidated shareholders’ equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Reinsurance, Ltd. and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair). In addition, the Credit Facilities contain customary negative covenants applicable to the Company, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type. As of March 31, 2016, the Company was in compliance with all covenants and restrictions under the Credit Facilities.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

ii.	$25,000 IPC bi-lateral facility
The Company assumed an existing evergreen letter of credit facility through the acquisition of IPC Holdings, Ltd. (the “IPC bi-lateral facility”). As of March 31, 2016, there were $5,483 outstanding letters of credit issued under the IPC bi-lateral facility (December 31, 2015: $9,241). As of March 31, 2016, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC bi-lateral facility.

iii.	$24,000 secured bi-lateral letter of credit facility
The Company is party to an evergreen secured bi-lateral letter of credit facility with Citibank Europe plc (the “Secured bi-lateral letter of credit facility”). As of March 31, 2016, $11,564 (December 31, 2015: $10,543) of letters of credit were outstanding under the Secured bi-lateral letter of credit facility. The Secured bi-lateral letter of credit facility has no fixed termination date and as of March 31, 2016, and throughout the reporting periods presented, the Company is in compliance with all terms and covenants thereof.
iv.$30,000 AlphaCat Re secured letter of credit facility
During 2013, AlphaCat Re entered into a secured evergreen letter of credit facility with Comerica Bank. This facility provided for letters of credit issued by AlphaCat Re to be used to support its reinsurance obligations. As of March 31, 2016, $30,000 (December 31, 2015: $30,000) of letters of credit were outstanding under this facility. As of March 31, 2016, and throughout the reporting periods presented, AlphaCat Re was in compliance with all covenants and restrictions thereof.

v.	$236,000 Flagstone bi-lateral facility
As part of the Flagstone Acquisition, the Company assumed an evergreen Letters of Credit Master Agreement between Citibank Europe plc and Flagstone Reassurance Suisse, S.A. (the “Flagstone Bi-Lateral Facility”). As of March 31, 2016, the Flagstone Bi-Lateral Facility had $197,419 (December 31, 2015: $193,764) letters of credit issued and outstanding. As of March 31, 2016, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Flagstone Bi-Lateral Facility.

(d)	Finance expenses
Finance expenses consist of interest on the junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, credit facilities fees, bank charges, Talbot FAL facility and other charges and AlphaCat financing fees as follows:

	Three Months Ended March 31,
	2016	2015
2006 Junior Subordinated Deferrable Debentures	$2,211	$2,187
2007 Junior Subordinated Deferrable Debentures	1,831	1,809
Flagstone 2006 Junior Subordinated Deferrable Debentures	2,245	2,218
Flagstone 2007 Junior Subordinated Deferrable Debentures	1,767	1,758
2010 Senior Notes due 2040	5,597	5,597
Credit facilities	661	1,707
Bank charges, Talbot FAL facility and other charges (a)	7	1,207
AlphaCat fees (b)	884	4,484
Total finance expenses	$15,203	$20,967

(a)
On November 30, 2015, the Company terminated its Funds-at-Lloyd’s Standby Letter of Credit Facility (the “Talbot FAL Facility”) provided and arranged by Lloyds Bank plc and INGBank N.V., London Branch.

(b)	Includes finance expenses incurred by AlphaCat Managers Ltd. in relation to fund raising for the AlphaCat sidecars, the AlphaCat ILS funds and AlphaCat direct.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

14. Accumulated other comprehensive loss
The changes in accumulated other comprehensive loss, by component for the three months ended March 31, 2016 and 2015 was as follows:

Three Months Ended March 31, 2016	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance beginning of period, net of tax	$(11,834)	$334	$(1,069)	$(12,569)
Net current period other comprehensive loss, net of tax	(2,028)	(83)	(758)	(2,869)
Balance end of period, net of tax	$(13,862)	$251	$(1,827)	$(15,438)

Three Months Ended March 31, 2015	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance beginning of period, net of tax	$(8,118)	$(210)	$(228)	$(8,556)
Net current period other comprehensive loss, net of tax	(3,019)	(265)	(801)	(4,085)
Balance end of period, net of tax	$(11,137)	$(475)	$(1,029)	$(12,641)
15. Commitments and contingencies

(a)	Funds at Lloyd's
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
The amounts which are provided as FAL are not available for distribution to the Company for the payment of dividends. Talbot’s corporate member may also be required to maintain funds under the control of Lloyd’s in excess of its capital requirement and such funds also may not be available for distribution to the Company for the payment of dividends. See Note 3(e) for investments pledged as collateral.

(b)	Lloyd's Central Fund
Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company's 2016 underwriting capacity at Lloyd's of £600,000, at the March 31, 2016 exchange rate of £1 equals $1.43 and assuming the maximum 3% assessment, the Company would be assessed approximately $25,740.

(c)	Investment affiliate commitments
As discussed in Note 6, "Investments in affiliates," on December 20, 2011 the Company entered into an Assignment and Assumption Agreement with Aquiline Capital Partners LLC, pursuant to which it assumed total capital commitments of $50,000. The Company’s remaining commitment at March 31, 2016 was $2,934 (December 31, 2015: $3,413).
On October 2, 2014, the Company assumed an additional investment in Aquiline Capital Partners II GP (Offshore) Ltd. as part of the Western World acquisition representing a total capital commitment of $10,000. The Company's remaining capital commitment at March 31, 2016 was $587 (December 31, 2015: $683).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

On November 7, 2014, the Company entered into a Subscription Agreement with Aquiline Capital Partners III GP (Offshore) Ltd., pursuant to which it assumed total capital commitments of $100,000 in respect of Limited Partnership Interests in Aquiline Financial Services Fund III L.P. (the "Fund"). The Company’s remaining commitment at March 31, 2016 was $86,110 (December 31, 2015: $86,110).

(d)	AlphaCat commitments
On December 29, 2014, the Company entered into an agreement with an AlphaCat ILS fund pursuant to which it assumed total capital commitments of $20,000. On December 29, 2015, the Company assumed an additional capital commitment of $20,000. The Company’s remaining commitment at March 31, 2016 was $9,000 (December 31, 2015: $10,000).
On December 30, 2015, the Company entered into an agreement with another AlphaCat ILS fund pursuant to which it assumed total capital commitments of $25,000. The Company’s remaining commitment at March 31, 2016 was $8,643 (December 31, 2015: $9,536).

(e)	Fixed maturity commitments
At March 31, 2016, the Company had an outstanding commitment to participate in certain secured loan facilities through participation agreements with an established loan originator. The undrawn amount under the revolver facility participations as at March 31, 2016 was $35,431 (December 31, 2015: $34,888).
The Company also had other loan commitments of $25,000 at March 31, 2016. The Company's remaining commitment at March 31, 2016 was $12,588.

(f)	Other investment commitments
At March 31, 2016, the Company had capital commitments in certain other investments of $273,000 (December 31, 2015: $263,000). The Company's remaining commitment to these investments at March 31, 2016 was $190,780 (December 31, 2015: $185,548).
16. Related party transactions
The transactions listed below are classified as related party transactions as principals and/or directors of each counter party are members of the Company's board of directors.
Aquiline Capital Partners, LLC and its related companies ("Aquiline"), which own 1,002,338 shares in the Company, have two employees on the Company's Board of Directors who do not receive compensation from the Company, and are shareholders of Group Ark Insurance Holdings Ltd. ("Group Ark"). Christopher E. Watson, a director of the Company, serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three months ended March 31, 2016 of $1,906 (2015: $1,870) with $1,384 included in premiums receivable at March 31, 2016 (December 31, 2015: $82). The Company also recognized reinsurance premiums ceded during the three months ended March 31, 2016 of $17 (2015: $29) and had reinsurance balances payable of $4 at March 31, 2016 (December 31, 2015: $4). The Company recorded $808 of loss reserves recoverable at March 31, 2016 (December 31, 2015: $790). Earned premium adjustments of $526 (2015: $783) were recorded during the three months ended March 31, 2016.
On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. ("Conning") to manage a portion of the Company's investment portfolio. Aquiline acquired Conning on June 16, 2009. Jeffrey W. Greenberg, a director of the Company, serves as a director of Conning Holdings Corp., the parent company of Conning. During the three months ended September 30, 2015, Aquiline disposed of its investment in Conning. Therefore, effective September 30, 2015, Conning was no longer a related party. Investment management fees earned by Conning for the three months ended March 31, 2015 were $285.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

On December 20, 2011, the Company entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which the Company has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Aquiline II Partnership") representing a total capital commitment of $50,000 (the "Aquiline II Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). On October 2, 2014, the Company assumed an additional investment in the Aquiline II Partnership as part of the Western World acquisition representing a total capital commitment of $10,000. Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital Partners LLC. For the three months ended March 31, 2016, the Company incurred $nil in partnership fees (2015: $448) and made capital contributions of $575 (2015: $5,562), with $nil included in accounts payable and accrued expenses at March 31, 2016 (December 31, 2015: $nil).
On November 7, 2014, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Aquiline Capital Partners III GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "Aquiline III General Partner") pursuant to which the Company is committing and agreeing to purchase limited partnership or other comparable limited liability equity interests (the "Limited Partnership Interests") in Aquiline Financial Services Fund III L.P., a Cayman Islands exempted limited partnership (the "Aquiline III Partnership"), and/or one or more Alternative Investment Vehicles and Intermediate Entities (together with the Aquiline III Partnership, the "Fund" or the "Entities") with a capital commitment (the "Aquiline III Commitment") in an amount equal to $100,000, as a limited partner in the Aquiline Financial Services III Partnership. For the three months ended March 31, 2016, the Company incurred $nil in partnership fees (2015: $870) and made capital contributions of $nil (2015: $14,138), with $nil included in accounts payable and accrued expenses at March 31, 2016 (December 31, 2015: $nil).
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

17. Earnings per share
The following table sets forth the computation of basic and earnings per diluted share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Basic earnings per share
Net income	$204,341	$191,589
Net (income) attributable to noncontrolling interest	(37,531)	(18,178)
Net income available to Validus	166,810	173,411
Less: Dividends and distributions declared on outstanding warrants	—	(1,405)
Income available to common shareholders	$166,810	$172,006

Weighted average number of common shares outstanding	82,821,261	83,251,243

Basic earnings per share available to common shareholders	$2.01	$2.07

Earnings per diluted share
Net income	$204,341	$191,589
Net (income) attributable to noncontrolling interest	(37,531)	(18,178)
Net income available to Validus	166,810	173,411
Less: Dividends and distributions declared on outstanding warrants	—	—
Income available to common shareholders	$166,810	$173,411

Weighted average number of common shares outstanding	82,821,261	83,251,243
Share equivalents:
Warrants	—	2,745,066
Stock options	35,878	473,424
Unvested restricted shares	1,341,176	1,113,396
Weighted average number of diluted common shares outstanding	84,198,315	87,583,129

Earnings per diluted share available to common shareholders	$1.98	$1.98
Share equivalents that would result in the issuance of 645 common shares were outstanding for the three months ended March 31, 2015, but were not included in the computation of earnings per diluted share because the effect would be antidilutive. There were no antidilutive shares noted for the three months ended March 31, 2016.

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
Talbot Segment
The Talbot segment is focused on a wide range of marine and energy, political lines, commercial property, financial lines, contingency, accident & health and aviation classes of business on an insurance or facultative reinsurance basis and principally property, aerospace and marine classes of business on a treaty reinsurance basis.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and "Corporate and Investments":

	Three Months Ended March 31,
Validus Re Segment Information	2016	2015
Underwriting income
Gross premiums written	$691,668	$711,693
Reinsurance premiums ceded	(92,495)	(113,777)
Net premiums written	599,173	597,916
Change in unearned premiums	(355,342)	(344,828)
Net premiums earned	243,831	253,088
Other insurance related (loss) income	(315)	315
Underwriting revenues	243,516	253,403

Underwriting deductions
Losses and loss expenses	82,868	113,128
Policy acquisition costs	42,259	42,094
General and administrative expenses	17,179	19,509
Share compensation expenses	2,901	2,578
Total underwriting deductions	145,207	177,309

Underwriting income	$98,309	$76,094

Selected ratios:
Net premiums written / Gross premiums written	86.6%	84.0%

Losses and loss expenses	34.0%	44.7%

Policy acquisition costs	17.4%	16.7%
General and administrative expenses (a)	8.2%	8.7%
Expense ratio	25.6%	25.4%
Combined ratio	59.6%	70.1%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31,
Talbot Segment Information	2016	2015
Underwriting income
Gross premiums written	$266,317	$270,077
Reinsurance premiums ceded	(87,458)	(91,075)
Net premiums written	178,859	179,002
Change in unearned premiums	27,933	43,587
Net premiums earned	206,792	222,589
Other insurance related income	11	54
Underwriting revenues	206,803	222,643

Underwriting deductions
Losses and loss expenses	100,101	78,128
Policy acquisition costs	44,343	49,104
General and administrative expenses	38,535	36,494
Share compensation expenses	3,522	2,957
Total underwriting deductions	186,501	166,683

Underwriting income	$20,302	$55,960

Selected ratios:
Net premiums written / Gross premiums written	67.2%	66.3%

Losses and loss expenses	48.4%	35.1%

Policy acquisition costs	21.5%	22.1%
General and administrative expenses (a)	20.3%	17.7%
Expense ratio	41.8%	39.8%
Combined ratio	90.2%	74.9%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31,
Western World Segment Information	2016	2015
Underwriting income
Gross premiums written	$63,959	$56,947
Reinsurance premiums ceded	(4,139)	(3,233)
Net premiums written	59,820	53,714
Change in unearned premiums	1,679	14,168
Net premiums earned	61,499	67,882
Other insurance related income	288	263
Underwriting revenues	61,787	68,145

Underwriting deductions
Losses and loss expenses	39,646	50,517
Policy acquisition costs	14,200	4,279
General and administrative expenses	12,075	10,627
Share compensation expenses	581	477
Total underwriting deductions	66,502	65,900

Underwriting (loss) income	$(4,715)	$2,245

Selected ratios:
Net premiums written / Gross premiums written	93.5%	94.3%

Losses and loss expenses	64.5%	74.4%

Policy acquisition costs	23.1%	6.3%
General and administrative expenses (a)	20.5%	16.4%
Expense ratio	43.6%	22.7%
Combined ratio	108.1%	97.1%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31,
AlphaCat Segment Information (a)	2016	2015
Revenue - management fees
Third party	$4,727	$4,537
Related party	891	1,186
Total revenue	5,618	5,723

Expenses
General and administrative expenses	1,482	2,429
Share compensation expenses	141	149
Finance expenses	808	4,428
Foreign exchange losses (gains)	8	(13)
Total expenses	2,439	6,993

Income (loss) before investments from AlphaCat Funds and Sidecars	3,179	(1,270)

Investment income (loss) from AlphaCat Funds and Sidecars (b)
AlphaCat Sidecars	124	1,168
AlphaCat ILS Funds - Lower Risk (c)	2,507	1,286
AlphaCat ILS Funds - Higher Risk (c)	2,436	2,425
BetaCat ILS Funds	563	174
PaCRe	(23)	3,984
Total investment income from AlphaCat Funds and Sidecars	5,607	9,037

Validus' share of AlphaCat income	$8,786	$7,767

Supplemental information:

Gross premiums written
AlphaCat Sidecars	$(52)	$40,106
AlphaCat ILS Funds - Lower Risk (c)	59,958	42,748
AlphaCat ILS Funds - Higher Risk (c)	96,320	18,951
AlphaCat Direct (d)	11,122	—
Total	$167,348	$101,805

(a)	The results of AlphaCat are presented on an asset manager basis, which is non-GAAP. A reconciliation of segmental income to net income available to Validus is included in the tables below.

(b)	The investment income from the AlphaCat funds and sidecars is based on equity accounting.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31,
Corporate and Investment Information	2016	2015
Investment income
Net investment income (a)	$27,923	$29,436

Operating expenses
General and administrative expenses	16,183	15,606
Share compensation expenses	4,092	2,893
Finance expenses (a)	14,341	15,336
Tax (benefit) expense	(2,118)	2,565
Total operating expenses	32,498	36,400

Other items
Net realized (losses) gains on investments (a)	(1,086)	4,180
Change in net unrealized gains on investments (a)	47,078	34,669
(Loss) income from investment affiliate	(4,113)	2,776
Foreign exchange gains (losses) (a)	6,074	(3,456)
Other income	677	—
Total other items	48,630	38,169

Total Corporate and Investment information	$44,055	$31,205

(a)	These items exclude the components which are included in Validus' share of AlphaCat and amounts which are consolidated from VIEs.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables reconcile the results of our operating segments and "Corporate & Investments" to the Consolidated results of the Company for the periods indicated:

	Three Months Ended March 31, 2016
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat & Consolidated Variable Interest Entities	Corporate & Investments	Eliminations	Total
Underwriting income
Gross premiums written	$691,668	$266,317	$63,959	$167,348		$(16,501)	$1,172,791
Reinsurance premiums ceded	(92,495)	(87,458)	(4,139)	(244)		16,501	(167,835)
Net premiums written	599,173	178,859	59,820	167,104		—	1,004,956
Change in unearned premiums	(355,342)	27,933	1,679	(107,958)		—	(433,688)
Net premiums earned	243,831	206,792	61,499	59,146		—	571,268
Other insurance related (loss) income	(315)	11	288	5,665		(4,913)	736
Underwriting revenues	243,516	206,803	61,787	64,811		(4,913)	572,004

Underwriting deductions
Losses and loss expenses	82,868	100,101	39,646	1,832		—	224,447
Policy acquisition costs	42,259	44,343	14,200	6,157		234	107,193
General and administrative expenses	17,179	38,535	12,075	7,456	16,183	(5,220)	86,208
Share compensation expenses	2,901	3,522	581	141	4,092	—	11,237
Total underwriting deductions	145,207	186,501	66,502	15,586	20,275	(4,986)	429,085

Underwriting income (loss)	$98,309	$20,302	$(4,715)	$49,225	$(20,275)	$73	$142,919

Other items (a)				154	36,407		36,561
Net investment income				1,538	27,923		29,461
(Income) attributable to AlphaCat investors				(4,600)	—		(4,600)
Net (income) attributable to noncontrolling interest				(37,531)	—		(37,531)
Segmental income (loss)	98,309	20,302	(4,715)	8,786	44,055	73

Net income available to Validus							$166,810

(a)
Other items includes finance expenses, tax expenses, foreign exchange gains (losses), net realized and change in net unrealized gains (losses) on investments, income from investment and operating affiliates and other income (loss).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31, 2015
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat & Consolidated Variable Interest Entities	Corporate & Investments	Eliminations	Total
Underwriting income
Gross premiums written	$711,693	$270,077	$56,947	$101,805		$(21,298)	$1,119,224
Reinsurance premiums ceded	(113,777)	(91,075)	(3,233)	(4,538)		21,298	(191,325)
Net premiums written	597,916	179,002	53,714	97,267		—	927,899
Change in unearned premiums	(344,828)	43,587	14,168	(64,936)		—	(352,009)
Net premiums earned	253,088	222,589	67,882	32,331		—	575,890
Other insurance related income	315	54	263	5,924		(5,616)	940
Underwriting revenues	253,403	222,643	68,145	38,255		(5,616)	576,830

Underwriting deductions
Losses and loss expenses	113,128	78,128	50,517	(844)		—	240,929
Policy acquisition costs	42,094	49,104	4,279	3,435		(501)	98,411
General and administrative expenses	19,509	36,494	10,627	7,254	15,606	(5,255)	84,235
Share compensation expenses	2,578	2,957	477	149	2,893	—	9,054
Total underwriting deductions	177,309	166,683	65,900	9,994	18,499	(5,756)	432,629

Underwriting income	$76,094	$55,960	$2,245	$28,261	$(18,499)	$140	$144,201

Other items (a)				(3,909)	20,268		16,359
Net investment income				1,593	29,436		31,029
Net (income) attributable to noncontrolling interest				(18,178)	—		(18,178)
Segmental income	76,094	55,960	2,245	7,767	31,205	140

Net income available to Validus							$173,411

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Gross Premiums Written
	Three Months Ended March 31, 2016
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$295,394	$26,110	$63,959	$25,391	$(1,138)	$409,716	35.0%

Worldwide excluding United States (a)	30,264	35,504	—	16,011	(475)	81,304	6.9%
Australia and New Zealand	4,923	2,312	—	4,082	(134)	11,183	1.0%
Europe	22,467	13,861	—	3,451	(924)	38,855	3.3%
Latin America and Caribbean	13,582	23,807	—	—	(3,026)	34,363	2.9%
Japan	872	617	—	1,500	(24)	2,965	0.3%
Canada	1,676	1,092	—	—	(51)	2,717	0.2%
Rest of the world (b)	16,688	27,484	—	—	(1,885)	42,287	3.6%
Sub-total, non United States	90,472	104,677	—	25,044	(6,519)	213,674	18.2%
Worldwide including United States (a)	111,777	28,454	—	115,373	(8,834)	246,770	21.0%
Other locations non-specific (c)	194,025	107,076	—	1,540	(10)	302,631	25.8%
Total	$691,668	$266,317	$63,959	$167,348	$(16,501)	$1,172,791	100.0%

	Gross Premiums Written
	Three Months Ended March 31, 2015
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$339,014	$28,058	$56,947	$13,145	$(1,454)	$435,710	38.9%

Worldwide excluding United States (a)	34,966	34,942	—	5,833	(1,002)	74,739	6.8%
Australia and New Zealand	9,864	1,876	—	—	(151)	11,589	1.0%
Europe	24,735	13,214	—	1,439	(820)	38,568	3.4%
Latin America and Caribbean	9,248	22,692	—	—	(3,894)	28,046	2.5%
Japan	1,384	754	—	—	(13)	2,125	0.2%
Canada	2,185	1,698	—	194	(76)	4,001	0.4%
Rest of the world (b)	18,654	23,006	—	—	(2,248)	39,412	3.5%
Sub-total, non United States	101,036	98,182	—	7,466	(8,204)	198,480	17.8%
Worldwide including United States (a)	84,844	21,794	—	77,894	(11,638)	172,894	15.4%
Other locations non-specific (c)	186,799	122,043	—	3,300	(2)	312,140	27.9%
Total	$711,693	$270,077	$56,947	$101,805	$(21,298)	$1,119,224	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

19. Subsequent events
Quarterly Dividend
On May 5, 2016, the Company announced a quarterly cash dividend of $0.35 per each common share, payable on June 30, 2016 to holders of record on June 15, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company's consolidated results of operations for the three months ended March 31, 2016 and 2015 and the Company's consolidated financial condition, liquidity and capital resources as at March 31, 2016 and December 31, 2015. This discussion and analysis should be read in conjunction with the Company's unaudited Consolidated Financial Statements and notes thereto included in this filing and the Company's audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2015, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk, as well as management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
For a variety of reasons, the Company's historical financial results may not accurately indicate future performance. See "Cautionary Note Regarding Forward-Looking Statements." The Risk Factors set forth in Part I Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 present a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
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
The Company’s strategy is to concentrate primarily on short-tail risks, which has been an area where management believes prices and terms provide an attractive risk-adjusted return and the management team has proven expertise. The Company’s profitability in any given period is based upon premium and investment revenues, less net losses and loss expenses, acquisition expenses and operating expenses. The Company's portfolio, as measured by gross premium written, was comprised of 22% insurance and 78% reinsurance for the three months ended March 31, 2016 (2015: 24% insurance and 76% reinsurance), compared to 46% insurance and 54% reinsurance for the year ended December 31, 2015. The change in portfolio composition was driven primarily by the seasonality of reinsurance renewals. Financial results in the insurance and reinsurance industry are influenced by the frequency and/or severity of claims and losses, including as a result of catastrophic events, changes in interest rates, financial markets and general economic conditions, the supply of insurance and reinsurance capacity and changes in legal, regulatory and judicial environments.
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

During the January 2016 renewal season, the Validus Re and AlphaCat segments underwrote $610.5 million in gross premiums written (excluding U.S. agriculture premiums and net of intercompany eliminations between Validus Re and AlphaCat), an increase of 12.9% from the prior year renewal period. This increase was primarily driven by an increase in AlphaCat AUM and new business in the casualty and specialty lines, offset by non-renewed business in the property and marine lines due to rate reductions. The U.S. property lines experienced rate declines in the low single-digits, while rate declines in the international property lines were more challenging, with rates down closer to 10%. The marine lines experienced rate declines in the mid-single digits due to the worldwide reduction in oil prices.
Business written by the Talbot and Western World segments is distributed more evenly throughout the year. Through March 31, 2016, the Talbot segment experienced a whole account rate decrease of approximately 4.6% driven primarily by decreases in energy classes. The Western World segment experienced a whole account rate increase of approximately 2.8% through March 31, 2016.
Financial Measures
The Company believes that the primary financial indicator for evaluating performance and measuring the overall growth in value generated for shareholders is book value per diluted common share. Book value per diluted common share plus accumulated dividends, together with other important financial indicators, is shown below:

	March 31, 2016	December 31, 2015
Book value per diluted common share plus accumulated dividends	$54.51	$52.49
Book value per diluted common share	$44.00	$42.33
Tangible book value per diluted common share	$40.26	$38.63
Book value per diluted common share plus accumulated dividends is considered by management to be the primary indicator of financial performance, as we believe growth in book value on a diluted basis, plus the dividends that have accumulated, ultimately translates into the return that a shareholder will receive. Book value per diluted common share plus accumulated dividends increased by $2.02, or 3.8%, from $52.49 at December 31, 2015 to $54.51 at March 31, 2016. Cash dividends per common share are an integral part of the value created for shareholders. The Company paid quarterly cash dividends of $0.35 per common share during the three months ended March 31, 2016. On May 5, 2016, the Company announced a quarterly cash dividend of $0.35 per common share payable on June 30, 2016 to holders of record on June 15, 2016.
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
Book value per diluted common share is considered by management to be a measure of returns to common shareholders, as we believe growth in book value on a diluted basis ultimately translates into growth in stock price. Book value per diluted common share after dividends paid, increased by $1.67, or 3.9%, from $42.33 at December 31, 2015 to $44.00 at March 31, 2016. Growth in book value per diluted common share inclusive of dividends was 4.8% and 4.9% for the three months ended March 31, 2016 and 2015, respectively. Book value per diluted common share is a non-GAAP financial measure, which are described in the section entitled “Non-GAAP Financial Measures.” All outstanding warrants expired on December 12, 2015 and no further warrants are anticipated to be issued.
Tangible book value per diluted common share is considered by management to be a measure of returns to common shareholders excluding intangible assets and goodwill, as we believe growth in tangible book value on a diluted basis ultimately translates into growth in the tangible value of the Company. Tangible book value per diluted common share increased by $1.63, or 4.2%, from $38.63 at December 31, 2015 to $40.26 at March 31, 2016. Tangible book value per diluted common share is calculated based on total shareholders’ equity available to Validus, less intangible assets and goodwill, plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares and options and warrants outstanding (assuming their exercise). Tangible book value per diluted common share is a non-GAAP financial measure, which are described in the section entitled “Non-GAAP Financial Measures.”

	Three Months Ended March 31,
	2016	2015
Underwriting income	$142,919	$144,201
Net operating income available to Validus	$117,378	$136,874
Annualized return on average equity	18.1%	19.1%
Annualized net operating return on average equity	12.8%	15.1%
Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income, finance expenses, tax (expense) benefit, income (loss) from operating affiliates, (income) attributable to AlphaCat investors, net realized and change in net unrealized gains (losses) on investments, income (loss) from investment affiliate, foreign exchange gains (losses), other income (loss), non-recurring items and net (income) loss attributable to noncontrolling interest. The Company believes the reporting of underwriting income enhances the understanding of results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended March 31, 2016 and 2015 was $142.9 million and $144.2 million, respectively. Underwriting income is a non-GAAP financial measure, which are described in the section entitled “Non-GAAP Financial Measures."
Net operating income available to Validus is defined as net income (loss) excluding net realized and change in net unrealized gains (losses) on investments, income (loss) from investment affiliate, foreign exchange gains (losses), other income (loss), non-recurring items and operating income (loss) attributable to noncontrolling interest. This measure focuses on the underlying fundamentals of the Company's operations without the influence of gains (losses) from the sale of investments, translation of non-U.S. dollar currencies, non-recurring items and income (loss) attributable to noncontrolling interest. Net operating income available to Validus for three months ended March 31, 2016 and 2015 was $117.4 million and $136.9 million, respectively. Net operating income available to Validus is a non-GAAP financial measure, which are described in the section entitled “Non-GAAP Financial Measures.”
Annualized return on average equity represents the return generated on common shareholders’ equity during the period. Annualized return on average equity is calculated by dividing the net income available to Validus for the period by the average shareholders’ equity available to Validus during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances. The Company’s objective is to generate superior returns on capital that appropriately reward shareholders for the risks assumed. The annualized return on average equity for the three months ended March 31, 2016 and 2015 was 18.1% and 19.1%, respectively.
Annualized net operating return on average equity represents the operating return generated on common shareholders’ equity during the period. Annualized net operating return on average equity is calculated by dividing the net operating income available to Validus for the period by the average shareholders’ equity available to Validus during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances. The annualized net operating return on average equity for the three months ended March 31, 2016 and 2015 was 12.8% and 15.1%, respectively. Annualized net operating return on average equity is a non-GAAP financial measure, which are described in the section entitled “Non-GAAP Financial Measures.”

First Quarter 2016 Summarized Results of Operations - Consolidated
The following table presents results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Underwriting income
Gross premiums written	$1,172,791	$53,567	$1,119,224
Reinsurance premiums ceded	(167,835)	23,490	(191,325)
Net premiums written	1,004,956	77,057	927,899
Change in unearned premiums	(433,688)	(81,679)	(352,009)
Net premiums earned	571,268	(4,622)	575,890
Other insurance related income	736	(204)	940
Underwriting revenues	572,004	(4,826)	576,830

Underwriting deductions
Losses and loss expenses	224,447	(16,482)	240,929
Policy acquisition costs	107,193	8,782	98,411
General and administrative expenses	86,208	1,973	84,235
Share compensation expenses	11,237	2,183	9,054
Total underwriting deductions	429,085	(3,544)	432,629

Underwriting income (a)	$142,919	$(1,282)	$144,201

Net investment income	29,461	(1,568)	31,029
Finance expenses	(15,203)	5,764	(20,967)
Operating income before taxes, (loss) income from operating affiliates and (income) attributable to AlphaCat investors	157,177	2,914	154,263
Tax benefit (expense)	2,118	4,683	(2,565)
(Loss) income from operating affiliates	(23)	(4,007)	3,984
(Income) attributable to AlphaCat investors	(4,600)	(4,600)	—
Net operating income (a)	$154,672	$(1,010)	$155,682
Net (income) attributable to noncontrolling interest	(37,294)	(18,486)	(18,808)
Net operating income available to Validus	$117,378	$(19,496)	$136,874

Supplemental information:
Losses and loss expenses
Current period excluding items below	$278,186	$(31,302)	$309,488
Current period—notable loss events	—	—	—
Current period—non-notable loss events	—	(15,000)	15,000
Change in prior accident years	(53,739)	29,820	(83,559)
Total losses and loss expenses	$224,447	$(16,482)	$240,929

Selected ratios:
Net premiums written / Gross premiums written	85.7%	2.8	82.9%
Losses and loss expense ratio
Current period excluding items below	48.7%	(5.0)	53.7%
Current period—notable loss events	—%	—	—%
Current period—non-notable loss events	—%	(2.6)	2.6%
Change in prior accident years	(9.4)%	5.1	(14.5)%
Losses and loss expenses	39.3%	(2.5)	41.8%

Policy acquisition costs	18.8%	1.7	17.1%
General and administrative expenses (b)	17.0%	0.8	16.2%
Expense ratio	35.8%	2.5	33.3%
Combined ratio	75.1%	—	75.1%

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

First Quarter 2016 Summarized Results of Operations - Consolidated
Highlights for the first quarter are as follows:

•
Gross premiums written for the three months ended March 31, 2016 were $1,172.8 million compared to $1,119.2 million for the three months ended March 31, 2015, an increase of $53.6 million, or 4.8%. The increase was primarily driven by an increase in the AlphaCat and Western World segments, offset by a decrease in the Validus Re segment as follows:

•
Gross premiums written in the AlphaCat segment, on behalf of the Company's VIEs, were $167.3 million for the three months ended March 31, 2016, compared to $101.8 million for the three months ended March 31, 2015, an increase of $65.5 million or 64.4%, primarily due to an increase in the capital base of the AlphaCat ILS Funds.

•
Gross premiums written for the three months ended March 31, 2016 in the Western World segment were $64.0 million compared to $56.9 million for the three months ended March 31, 2015, an increase of $7.0 million or 12.3%, primarily driven by an increase in the property lines.

•
Gross premiums written for the three months ended March 31, 2016 in the Validus Re segment were $691.7 million compared to $711.7 million for the three months ended March 31, 2015, a decrease of $20.0 million or 2.8%. This decrease was primarily due to utilization of third party capital and the current rate environment, partially offset by increases relating to new casualty business and adjustments to premiums on existing business.

•
Gross premiums written for the three months ended March 31, 2016 in the Talbot segment were $266.3 million compared to $270.1 million for the three months ended March 31, 2015, a decrease of $3.8 million or 1.4%.

•	Underwriting revenues for the three months ended March 31, 2016 were $572.0 million compared to $576.8 million for the three months ended March 31, 2015, a decrease of $4.8 million or 0.8%.

•
Losses and loss expenses for the three months ended March 31, 2016 were $224.4 million compared to $240.9 million for the three months ended March 31, 2015, a decrease of $16.5 million or 6.8% primarily as a result of no notable or non-notable loss events incurred during the three months ended March 31, 2016.

•	Loss ratios by line of business were as follows:

	Three Months Ended March 31,
	2016	Change	2015
Property	9.9%	(9.8)	19.7%
Marine	63.5%	26.6	36.9%
Specialty	57.0%	(2.9)	59.9%
Liability	62.0%	(15.2)	77.2%
All lines	39.3%	(2.5)	41.8%

•
The loss ratio for the three months ended March 31, 2016 was 39.3% which included $53.7 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 9.4 percentage points compared to a loss ratio for the three months ended March 31, 2015 of 41.8% which included $83.6 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 14.5 percentage points. The favorable development of $53.7 million for the three months ended March 31, 2016 was primarily due to favorable development on non-event reserves of $71.4 million; offset by unfavorable development on events of $17.7 million. The unfavorable development was driven by reserves established following the receipt of a loss advice on an individual marine policy that incepted during the second half of 2015. The term events refers to aggregate notable and non-notable losses incurred.

•	The combined ratio for the three months ended March 31, 2016 and 2015 was 75.1%.

•
Policy acquisition costs for the three months ended March 31, 2016 were $107.2 million compared to $98.4 million, an increase of $8.8 million or 8.9%, primarily driven by an increase in the Western World segment due to the impact of the acquisition fair value adjustments during the three months ended March 31, 2015.

•
Underwriting income for the three months ended March 31, 2016 was $142.9 million compared to $144.2 million for the three months ended March 31, 2015, a decrease of $1.3 million or 0.9% primarily as a result of the changes in underwriting revenues and deductions described above.

•
Net operating income available to Validus for the three months ended March 31, 2016 was $117.4 million compared to $136.9 million for the three months ended March 31, 2015, a decrease of $19.5 million, or 14.2%.

•	Net income available to Validus for the three months ended March 31, 2016 was $166.8 million compared to $173.4 million for the three months ended March 31, 2015, a decrease of $6.6 million, or 3.8%.

•
Annualized return on average equity was 18.1% and annualized net operating return on average equity was 12.8% for the three months ended March 31, 2016 compared to 19.1% and 15.1%, respectively, for the three months ended March 31, 2015.

Segment Reporting
Management has determined that the Company operates in four reportable segments Validus Re, Talbot, Western World and AlphaCat.
First Quarter 2016 Results of Operations - Validus Re Segment
The following table presents underwriting income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Underwriting income
Gross premiums written	$691,668	$(20,025)	$711,693
Reinsurance premiums ceded	(92,495)	21,282	(113,777)
Net premiums written	599,173	1,257	597,916
Change in unearned premiums	(355,342)	(10,514)	(344,828)
Net premiums earned	243,831	(9,257)	253,088
Other insurance related (loss) income	(315)	(630)	315
Underwriting revenues	243,516	(9,887)	253,403

Underwriting deductions
Losses and loss expenses	82,868	(30,260)	113,128
Policy acquisition costs	42,259	165	42,094
General and administrative expenses	17,179	(2,330)	19,509
Share compensation expenses	2,901	323	2,578
Total underwriting deductions	145,207	(32,102)	177,309

Underwriting income (a)	$98,309	$22,215	$76,094

Supplemental information:

Losses and loss expenses
Current period excluding items below	$108,552	$(14,272)	$122,824
Current period—notable loss events	—	—	—
Current period—non-notable loss events	—	(15,000)	15,000
Change in prior accident years	(25,684)	(988)	(24,696)
Total losses and loss expenses	$82,868	$(30,260)	$113,128

Selected ratios:
Net premiums written / Gross premiums written	86.6%	2.6	84.0%

Losses and loss expense ratio
Current period excluding items below	44.5%	(4.1)	48.6%
Current period—notable loss events	—%	—	—%
Current period—non-notable loss events	—%	(5.9)	5.9%
Change in prior accident years	(10.5)%	(0.7)	(9.8)%
Losses and loss expenses	34.0%	(10.7)	44.7%

Policy acquisition costs	17.4%	0.7	16.7%
General and administrative expenses (b)	8.2%	(0.5)	8.7%
Expense ratio	25.6%	0.2	25.4%
Combined ratio	59.6%	(10.5)	70.1%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended March 31,
	2016		Change		2015
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$192,637	27.9%	$(27,190)	(3.0)	$219,827	30.9%
Marine	106,603	15.4%	(26,797)	(3.3)	133,400	18.7%
Specialty	392,428	56.7%	33,962	6.3	358,466	50.4%
Total	$691,668	100.0%	$(20,025)		$711,693	100.0%
The decrease in gross premiums written in the property lines of $27.2 million was primarily due to a decrease in the catastrophe excess of loss lines of $40.1 million driven by the utilization of third party capital, along with reductions in our participation and non-renewals on various programs due to the current rate environment. This decrease was partially offset by an increase in the proportional lines of $8.0 million as a result of new quota share programs totaling $11.4 million, partially offset by adjustments to premiums on existing business. The decrease in gross premiums written in the marine lines of $26.8 million was primarily driven by reductions in our participation on various programs due to current market conditions and some business historically written in marine lines being renewed in specialty lines. The increase in gross premiums written in the specialty lines of $34.0 million was primarily due to new casualty business of $23.6 million written during the three months ended March 31, 2016 along with increases in the financial, trade credit, and composite lines, partially offset by decreases in the agriculture lines due to a significant reduction in our participation on an existing agriculture deal and adjustments to premiums on existing business.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Property	$72,496	$(24,981)	$97,477
Marine	7,415	2,131	5,284
Specialty	12,584	1,568	11,016
Total	$92,495	$(21,282)	$113,777
Reinsurance premiums ceded in the property lines decreased by $25.0 million primarily due to a reduction in the Company's main proportional retrocession program.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended March 31,
	2016		Change		2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$120,141	62.4%	$(2,209)	6.7	$122,350	55.7%
Marine	99,188	93.0%	(28,928)	(3.0)	128,116	96.0%
Specialty	379,844	96.8%	32,394	(0.1)	347,450	96.9%
Total	$599,173	86.6%	$1,257	2.6	$597,916	84.0%
The changes in net premiums written and net retention ratios are driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

	Net Premiums Earned
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Property	$102,152	$(8,185)	$110,337
Marine	34,871	(3,360)	38,231
Specialty	106,808	2,288	104,520
Total	$243,831	$(9,257)	$253,088
The decrease in property lines net premiums earned of $8.2 million was as a result of lower gross premiums written during the twelve months ended March 31, 2016 compared to the twelve months ended March 31, 2015, offset by the earned impact of the reduction in reinsurance premium ceded. The decrease in marine lines net premiums earned of $3.4 million was due to lower gross premiums written during the twelve months ended March 31, 2016 compared to the twelve months ended March 31, 2015.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Three Months Ended March 31,
	2016	Change	2015
All lines—current period excluding items below	44.5%	(4.1)	48.6%
All lines—current period—notable loss events	0.0%	—	0.0%
All lines—current period—non-notable loss events	0.0%	(5.9)	5.9%
All lines—change in prior accident years	(10.5)%	(0.7)	(9.8)%
All lines—loss ratio	34.0%	(10.7)	44.7%

	Losses and Loss Expenses - All Lines
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
All lines—current period excluding items below	$108,552	$(14,272)	$122,824
All lines—current period—notable loss events	—	—	—
All lines—current period—non-notable loss events	—	(15,000)	15,000
All lines—change in prior accident years	(25,684)	(988)	(24,696)
All lines—losses and loss expenses	$82,868	$(30,260)	$113,128
Notable Loss Events
There were no notable loss events for the three months ended March 31, 2016 or 2015.
Non-notable Loss Events
Losses and loss expenses from non-notable loss events for the three months ended March 31, 2016 were $nil compared to $15.0 million during the three months ended March 31, 2015. The non-notable loss event for the three months ended March 31, 2015 was Windstorm Niklas.

Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended March 31,
	2016	Change	2015
Property—current period excluding items below	19.2%	2.1	17.1%
Property—current period—notable loss events	0.0%	0.0	0.0%
Property—current period—non-notable loss events	0.0%	(13.6)	13.6%
Property—change in prior accident years	(22.4)%	(8.9)	(13.5)%
Property—loss ratio	(3.2)%	(20.4)	17.2%

	Losses and Loss Expenses - Property Lines
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Property—current period excluding items below	$19,590	$674	$18,916
Property—current period—notable loss events	—	—	—
Property—current period—non-notable loss events	—	(15,000)	15,000
Property—change in prior accident years	(22,832)	(7,936)	(14,896)
Property—losses and loss expenses	$(3,242)	$(22,262)	$19,020
There were no non-notable loss events for the three months ended March 31, 2016. During the three months ended March 31, 2015, the property lines incurred $15.0 million of losses and loss expenses from a single non-notable loss event, Windstorm Niklas, which represented 13.6 percentage points of the property lines loss ratio.
The property lines current quarter loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, increased by 2.1 percentage points, representing a higher level of attritional losses in the current quarter. The favorable development on prior accident years for the three months ended March 31, 2016 of $22.8 million included favorable development on prior years from events of $10.6 million. The remainder was primarily due to favorable development on attritional losses. The favorable development on prior accident years for the three months ended March 31, 2015 of $14.9 million was primarily due to favorable development on attritional losses.

	Losses and Loss Expense Ratio - Marine Lines
	Three Months Ended March 31,
	2016	Change	2015
Marine—current period excluding items below	48.3%	(23.1)	71.4%
Marine—current period—notable loss events	0.0%	0.0	0.0%
Marine—current period—non-notable loss events	0.0%	0.0	0.0%
Marine—change in prior accident years	10.2%	22.1	(11.9)%
Marine—loss ratio	58.5%	(1.0)	59.5%

	Losses and Loss Expenses - Marine Lines
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Marine—current period excluding items below	$16,856	$(10,445)	$27,301
Marine—current period—notable loss events	—	—	—
Marine—current period—non-notable loss events	—	—	—
Marine—change in prior accident years	3,555	8,125	(4,570)
Marine—losses and loss expenses	$20,411	$(2,320)	$22,731
The marine lines current quarter loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, decreased by 23.1 percentage points, representing a lower level of attritional losses in the three months ended March 31,

2016 compared to the three months ended March 31, 2015, which included losses of $11.3 million from the Petrobras offshore platform fire that was below the non-notable loss event threshold. The unfavorable development of $3.6 million on prior accident years for the three months ended March 31, 2016 included $12.1 million in unfavorable development on prior years from events, partially offset by favorable development on attritional losses. The favorable development of $4.6 million on prior accident years for the three months ended March 31, 2015 was primarily due to favorable development on attritional losses.

	Losses and Loss Expense Ratio - Specialty Lines
	Three Months Ended March 31,
	2016	Change	2015
Specialty—current period excluding items below	67.5%	(5.8)	73.3%
Specialty—current period—notable loss events	0.0%	0.0	0.0%
Specialty—current period—non-notable loss events	0.0%	0.0	0.0%
Specialty—change in prior accident years	(6.0)%	(1.0)	(5.0)%
Specialty—loss ratio	61.5%	(6.8)	68.3%

	Losses and Loss Expenses - Specialty Lines
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Specialty—current period excluding items below	$72,106	$(4,501)	$76,607
Specialty—current period—notable loss events	—	—	—
Specialty—current period—non-notable loss events	—	—	—
Specialty—change in prior accident years	(6,407)	(1,177)	(5,230)
Specialty—losses and loss expenses	$65,699	$(5,678)	$71,377
The specialty lines current quarter loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, decreased by 5.8 percentage points, representing a lower level of attritional losses in the current quarter. The favorable loss reserve development on prior accident years for the three months ended March 31, 2016 and 2015 of $6.4 million and $5.2 million, respectively, was primarily due to favorable development on attritional losses.
Policy Acquisition Costs

	Policy Acquisition Costs
	Three Months Ended March 31,
	2016		Change		2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$18,944	18.5%	$709	2.0	$18,235	16.5%
Marine	4,912	14.1%	(2,916)	(6.4)	7,828	20.5%
Specialty	18,403	17.2%	2,372	1.9	16,031	15.3%
Total	$42,259	17.4%	$165	0.7	$42,094	16.7%
The acquisition cost ratio for the property lines increased by 2.0 percentage points primarily due to an increase in proportional business which carries higher acquisition costs, along with the impact of reinstatement premiums. The acquisition cost ratio for the marine lines decreased by 6.4 percentage points primarily due to the impact of reinstatement premiums, adjustments to existing business and profit commissions.

Underwriting Income Before General and Administrative and Share Compensation Expenses

	Underwriting Income Before General and Administrative and Share Compensation Expenses
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Property	$86,450	$13,368	$73,082
Marine	9,548	1,876	7,672
Specialty	22,706	5,594	17,112
Other insurance related income	(315)	(630)	315
Total	$118,389	$20,208	$98,181
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
General and Administrative and Share Compensation Expenses

	General and Administrative and Share Compensation Expenses
	Three Months Ended March 31,
	2016		Change		2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$17,179	7.0%	$(2,330)	(0.7)	$19,509	7.7%
Share compensation expenses	2,901	1.2%	323	0.2	2,578	1.0%
Total	$20,080	8.2%	$(2,007)	(0.5)	$22,087	8.7%
General and administrative expenses decreased by $2.3 million primarily due to an adjustment to the 2015 performance bonus accrual during the three months ended March 31, 2016. Share compensation expenses were comparable for the three months ended March 31, 2016 and 2015.
Selected Underwriting Ratios
The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the losses and loss expense ratio and the expense ratio. The losses and loss expense ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	Change	2015
Losses and loss expense ratio	34.0%	(10.7)	44.7%
Policy acquisition cost ratio	17.4%	0.7	16.7%
General and administrative expense ratio (a)	8.2%	(0.5)	8.7%
Expense ratio	25.6%	0.2	25.4%
Combined ratio	59.6%	(10.5)	70.1%

(a)	The general and administrative expense ratio includes share compensation expenses.
The decrease in the combined ratio for the three months ended March 31, 2016 of 10.5 percentage points compared to the three months ended March 31, 2015 was due to the movement in the underlying ratios as discussed above.

First Quarter 2016 Results of Operations - Talbot Segment
The following table presents underwriting income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Underwriting income
Gross premiums written	$266,317	$(3,760)	$270,077
Reinsurance premiums ceded	(87,458)	3,617	(91,075)
Net premiums written	178,859	(143)	179,002
Change in unearned premiums	27,933	(15,654)	43,587
Net premiums earned	206,792	(15,797)	222,589
Other insurance related income	11	(43)	54
Underwriting revenues	206,803	(15,840)	222,643

Underwriting deductions
Losses and loss expenses	100,101	21,973	78,128
Policy acquisition costs	44,343	(4,761)	49,104
General and administrative expenses	38,535	2,041	36,494
Share compensation expenses	3,522	565	2,957
Total underwriting deductions	186,501	19,818	166,683

Underwriting income (a)	$20,302	$(35,658)	$55,960

Supplemental information:

Losses and loss expenses
Current period excluding items below	$122,821	$(6,994)	$129,815
Current period—notable loss events	—	—	—
Current period—non-notable loss events	—	—	—
Change in prior accident years	(22,720)	28,967	(51,687)
Total losses and loss expenses	$100,101	$21,973	$78,128

Selected ratios:
Net premiums written / Gross premiums written	67.2%	0.9	66.3%

Losses and loss expense ratio
Current period excluding items below	59.4%	1.1	58.3%
Current period—notable loss events	—%	—	—%
Current period—non-notable loss events	—%	—	—%
Change in prior accident years	(11.0)%	12.2	(23.2)%
Losses and loss expenses	48.4%	13.3	35.1%

Policy acquisition costs	21.5%	(0.6)	22.1%
General and administrative expenses (b)	20.3%	2.6	17.7%
Expense ratio	41.8%	2.0	39.8%
Combined ratio	90.2%	15.3	74.9%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended March 31,
	2016		Change		2015
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$69,767	26.2%	$(1,894)	(0.3)	$71,661	26.5%
Marine	88,220	33.1%	(22,149)	(7.8)	110,369	40.9%
Specialty	108,330	40.7%	20,283	8.1	88,047	32.6%
Total	$266,317	100.0%	$(3,760)		$270,077	100.0%
Talbot gross premiums written for the three months ended March 31, 2016 translated at 2015 exchange rates would have been $269.5 million, a decrease of $0.6 million on the prior year period.
The decrease in gross premiums written in the marine lines of $22.1 million includes an increase in premium estimates of $6.5 million, which had no impact on earned premium. After the impact of these changes in estimates, the decrease was driven primarily by decreases in the upstream energy lines of $11.6 million and cargo and other treaty lines of $12.1 million due to the timing of renewals of certain policies, a reduction in premium adjustments to prior years and ongoing market conditions which have reduced renewals. The increase in gross premiums written in the specialty lines of $20.3 million includes an increase in premium estimates of $15.8 million, which had no impact on earned premium. After the impact of these changes in estimates, the increase of $4.5 million was primarily due to new business in the political lines class of $7.2 million, partially offset by decreases across a number of classes.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Property	$34,056	$(6,199)	$40,255
Marine	21,372	3,543	17,829
Specialty	32,030	(961)	32,991
Total	$87,458	$(3,617)	$91,075
The decrease in reinsurance premiums ceded in the property lines of $6.2 million was primarily due to premium adjustments on prior year quota share policies. The increase in reinsurance premiums ceded in the marine lines of $3.5 million was primarily due to an increase in reinstatement premiums across a number of classes during the three months ended March 31, 2016.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended March 31,
	2016		Change		2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$35,711	51.2%	$4,305	7.4	$31,406	43.8%
Marine	66,848	75.8%	(25,692)	(8.0)	92,540	83.8%
Specialty	76,300	70.4%	21,244	7.9	55,056	62.5%
Total	$178,859	67.2%	$(143)	0.9	$179,002	66.3%
The changes in net premiums written and net retention ratios are driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

	Net Premiums Earned
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Property	$60,996	$5,792	$55,204
Marine	69,871	(22,386)	92,257
Specialty	75,925	797	75,128
Total	$206,792	$(15,797)	$222,589
Excluding the impact of the changes in estimates noted above on gross premiums written, which had no impact on earned premium, the changes in net premiums earned were consistent with the pattern of net premiums written for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Three Months Ended March 31,
	2016	Change	2015
All lines—current period excluding items below	59.4%	1.1	58.3%
All lines—current period—notable loss events	0.0%	0.0	0.0%
All lines—current period—non-notable loss events	0.0%	0.0	0.0%
All lines—change in prior accident years	(11.0)%	12.2	(23.2)%
All lines—loss ratio	48.4%	13.3	35.1%

	Losses and Loss Expenses - All Lines
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
All lines—current period excluding items below	$122,821	$(6,994)	$129,815
All lines—current period—notable loss events	—	—	—
All lines—current period—non-notable loss events	—	—	—
All lines—change in prior accident years	(22,720)	28,967	(51,687)
All lines - losses and loss expenses	$100,101	$21,973	$78,128
Notable and Non-Notable Loss Events
There were no notable or non-notable loss events for the three months ended March 31, 2016 or 2015.
Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended March 31,
	2016	Change	2015
Property—current period excluding items below	55.5%	(12.2)	67.7%
Property—current period—notable loss events	0.0%	0.0	0.0%
Property—current period—non-notable loss events	0.0%	0.0	0.0%
Property—change in prior accident years	(30.2)%	7.4	(37.6)%
Property—loss ratio	25.3%	(4.8)	30.1%

	Losses and Loss Expenses - Property Lines
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Property—current period excluding items below	$33,901	$(3,471)	$37,372
Property—current period—notable loss events	—	—	—
Property—current period—non-notable loss events	—	—	—
Property—change in prior accident years	(18,446)	2,306	(20,752)
Property—losses and loss expenses	$15,455	$(1,165)	$16,620
The property lines current quarter loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, decreased by 12.2 percentage points as a result of lower attritional losses in the current quarter. The favorable development on prior accident years for the three months ended March 31, 2016 of $18.4 million was primarily due to favorable development on attritional losses. The favorable development on prior accident years for the three months ended March 31, 2015 of $20.8 million was due to favorable development on attritional losses and certain events, including the Thailand floods, which was a 2011 notable loss event.

	Losses and Loss Expense Ratio - Marine Lines
	Three Months Ended March 31,
	2016	Change	2015
Marine—current period excluding items below	61.8%	9.9	51.9%
Marine—current period—notable loss events	0.0%	0.0	0.0%
Marine—current period—non-notable loss events	0.0%	0.0	0.0%
Marine—change in prior accident years	4.2%	28.6	(24.4)%
Marine—loss ratio	66.0%	38.5	27.5%

	Losses and Loss Expenses - Marine Lines
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Marine—current period excluding items below	$43,143	$(4,734)	$47,877
Marine—current period—notable loss events	—	—	—
Marine—current period—non-notable loss events	—	—	—
Marine—change in prior accident years	2,964	25,478	(22,514)
Marine—losses and loss expenses	$46,107	$20,744	$25,363
The marine lines current quarter loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, increased by 9.9 percentage points primarily due to the decrease in net premiums earned in the current quarter as noted above. The unfavorable development on prior accident years for the three months ended March 31, 2016 of $3.0 million included adverse development of $19.4 million on prior years from events and was partially offset by favorable development on attritional losses. The favorable development on prior accident years for the three months ended March 31, 2015 of $22.5 million primarily related to favorable development on attritional losses.

	Losses and Loss Expense Ratio - Specialty Lines
	Three Months Ended March 31,
	2016	Change	2015
Specialty—current period excluding items below	60.3%	1.0	59.3%
Specialty—current period—notable loss events	0.0%	0.0	0.0%
Specialty—current period—non-notable loss events	0.0%	0.0	0.0%
Specialty—change in prior accident years	(9.5)%	1.7	(11.2)%
Specialty—loss ratio	50.8%	2.7	48.1%

	Losses and Loss Expenses - Specialty Lines
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Specialty—current period excluding items below	$45,777	$1,211	$44,566
Specialty—current period—notable loss events	—	—	—
Specialty—current period—non-notable loss events	—	—	—
Specialty—change in prior accident years	(7,238)	1,183	(8,421)
Specialty—losses and loss expenses	$38,539	$2,394	$36,145
The specialty lines current quarter loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, increased by 1.0 percentage point primarily due to additional attritional losses in the current quarter. The favorable development on prior accident years for the three months ended March 31, 2016 and 2015 of $7.2 million and $8.4 million, respectively, was primarily due to favorable development on attritional losses.
Policy Acquisition Costs

	Policy Acquisition Costs
	Three Months Ended March 31,
	2016		Change		2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$8,417	13.8%	$549	(0.5)	$7,868	14.3%
Marine	18,515	26.5%	(4,837)	1.2	23,352	25.3%
Specialty	17,411	22.9%	(473)	(0.9)	17,884	23.8%
Total	$44,343	21.5%	$(4,761)	(0.6)	$49,104	22.1%
The marine acquisition cost ratio increased by 1.2 percentage points primarily due to the impact of higher ceded reinstatement premiums across a number of classes during the three months ended March 31, 2016.
Underwriting Income Before General and Administrative and Share Compensation Expenses

	Underwriting Income Before General and Administrative and Share Compensation Expenses
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Property	$37,124	$6,408	$30,716
Marine	5,249	(38,293)	43,542
Specialty	19,975	(1,124)	21,099
Other insurance related income	11	(43)	54
Total	$62,359	$(33,052)	$95,411
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

General and Administrative and Share Compensation Expenses

	General and Administrative and Share Compensation Expenses
	Three Months Ended March 31,
	2016		Change		2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$38,535	18.6%	$2,041	2.2	$36,494	16.4%
Share compensation expenses	3,522	1.7%	565	0.4	2,957	1.3%
Total	$42,057	20.3%	$2,606	2.6	$39,451	17.7%
General and administrative expenses for the three months ended March 31, 2016 translated at 2015 exchange rates would have been $40.6 million, an increase of $4.1 million. This increase was primarily due to a greater retention of costs within the segment and an increase in Lloyd's related costs. Share compensation expenses were comparable for the three months ended March 31, 2016 and 2015.
Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	Change	2015
Losses and loss expense ratio	48.4%	13.3	35.1%
Policy acquisition cost ratio	21.5%	(0.6)	22.1%
General and administrative expense ratio (a)	20.3%	2.6	17.7%
Expense ratio	41.8%	2.0	39.8%
Combined ratio	90.2%	15.3	74.9%

(a)	The general and administrative expense ratio includes share compensation expenses.
The increase in the combined ratio for the three months ended March 31, 2016 of 15.3 percentage points compared to the three months ended March 31, 2015 was due to the movement in the underlying ratios as discussed above.

First Quarter 2016 Results of Operations - Western World Segment
The following table presents underwriting income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Underwriting income
Gross premiums written	$63,959	$7,012	$56,947
Reinsurance premiums ceded	(4,139)	(906)	(3,233)
Net premiums written	59,820	6,106	53,714
Change in unearned premiums	1,679	(12,489)	14,168
Net premiums earned	61,499	(6,383)	67,882
Other insurance related income	288	25	263
Underwriting revenues	61,787	(6,358)	68,145

Underwriting deductions
Losses and loss expenses	39,646	(10,871)	50,517
Policy acquisition costs	14,200	9,921	4,279
General and administrative expenses	12,075	1,448	10,627
Share compensation expenses	581	104	477
Total underwriting deductions	66,502	602	65,900

Underwriting (loss) income (a)	$(4,715)	$(6,960)	$2,245

Supplemental information:

Losses and loss expenses
Current period excluding items below	$44,072	$(12,777)	$56,849
Current period—notable loss events	—	—	—
Current period—non-notable loss events	—	—	—
Change in prior accident years	(4,426)	1,906	(6,332)
Total losses and loss expenses	$39,646	$(10,871)	$50,517

Selected ratios:
Net premiums written / Gross premiums written	93.5%	(0.8)	94.3%

Losses and loss expense ratio
Current period excluding items below	71.7%	(12.0)	83.7%
Current period—notable loss events	—%	—	—%
Current period—non-notable loss events	—%	—	—%
Change in prior accident years	(7.2)%	2.1	(9.3)%
Losses and loss expenses	64.5%	(9.9)	74.4%

Policy acquisition costs	23.1%	16.8	6.3%
General and administrative expenses (b)	20.5%	4.1	16.4%
Expense ratio	43.6%	20.9	22.7%
Combined ratio	108.1%	11.0	97.1%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended March 31,
	2016		Change		2015
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$15,426	24.1%	$6,040	7.6	$9,386	16.5%
Liability	48,533	75.9%	972	(7.6)	47,561	83.5%
Total	$63,959	100.0%	$7,012		$56,947	100.0%
The property lines consist largely of commercial package property, program and brokerage business. The increase in gross premiums written in the property lines of $6.0 million was due to additional business written in the brokerage property and commercial package property classes of $3.9 million and $1.1 million, respectively, as a result continued enhancements in the coastal wind property program. Gross premiums written in the liability lines consist largely of commercial package liability, program and other liability business. The increase in gross premiums written in the liability lines of $1.0 million was driven by growth in the contract general liability lines and was partially offset by reductions in underperforming programs and brokerage general liability lines that have been discontinued.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Property	$1,554	$988	$566
Liability	2,585	(82)	2,667
Total	$4,139	$906	$3,233
Reinsurance premiums ceded were comparable for the three months ended March 31, 2016 and 2015.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended March 31,
	2016		Change		2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$13,872	89.9%	$5,052	(4.1)	$8,820	94.0%
Liability	45,948	94.7%	1,054	0.3	44,894	94.4%
Total	$59,820	93.5%	$6,106	(0.8)	$53,714	94.3%
Net premiums written and the net retention ratios were driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.
Net Premiums Earned

	Net Premiums Earned
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Property	$12,195	$1,500	$10,695
Liability	49,304	(7,883)	57,187
Total	$61,499	$(6,383)	$67,882
Net premiums earned were driven by the earnings pattern of net premiums written. Net premiums earned exceeded net premiums written for the three months ended March 31, 2016 and 2015 as Western World discontinued writing business in several underperforming classes during the three months ended December 31, 2014, including binding authority commercial auto business, a large bar and tavern program and certain brokerage general liability habitational accounts.

Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Three Months Ended March 31,
	2016	Change	2015
All lines—current period excluding items below	71.7%	(12.0)	83.7%
All lines—current period—notable loss events	0.0%	0.0	0.0%
All lines—current period—non-notable loss events	0.0%	0.0	0.0%
All lines—change in prior accident years (a)	(7.2)%	2.1	(9.3)%
All lines—loss ratio (a)	64.5%	(9.9)	74.4%

	Losses and Loss Expenses - All Lines
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
All lines—current period excluding items below	$44,072	$(12,777)	$56,849
All lines—current period—notable loss events	—	—	—
All lines—current period—non-notable loss events	—	—	—
All lines—change in prior accident years (a)	(4,426)	1,906	(6,332)
All lines—losses and loss expenses (a)	$39,646	$(10,871)	$50,517

(a)
Upon closing the acquisition, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $3,223 during the three months ended March 31, 2015, benefiting the loss ratio by 4.7 percentage points. The remaining fair value adjustment of $7,756 was fully amortized during the year ended December 31, 2015.

Notable and Non-Notable Loss Events
There were no notable or non-notable loss events for the three months ended March 31, 2016 or 2015.
Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended March 31,
	2016	Change	2015
Property—current period excluding items below	77.9%	(6.9)	84.8%
Property—current period—notable loss events	0.0%	0.0	0.0%
Property—current period—non-notable loss events	0.0%	0.0	0.0%
Property—change in prior accident years (a)	(3.6)%	21.9	(25.5)%
Property—loss ratio (a)	74.3%	15.0	59.3%

	Losses and Loss Expenses - Property Lines
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Property—current period excluding items below	$9,496	$426	$9,070
Property—current period—notable loss events	—	—	—
Property—current period—non-notable loss events	—	—	—
Property—change in prior accident years (a)	(441)	2,287	(2,728)
Property—losses and loss expenses (a)	$9,055	$2,713	$6,342

(a)
Upon closing the acquisition, an adjustment of $409 was made to decrease net reserves to reflect fair value. This adjustment was amortized to income through an increase in losses and loss expenses of $85 during the three months ended March 31, 2015, increasing the loss ratio by 0.8 percentage points. The remaining fair value adjustment of $203 was fully amortized during the year ended December 31, 2015.

The property lines current quarter loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, decreased by 6.9 percentage points primarily due to higher winter weather related claims during the three months ended March 31, 2015. The loss ratio for the three months ended March 31, 2016 included catastrophe losses totaling $2.0 million, or 16.4 percentage points; whereas, the loss ratio for the three months ended March 31, 2015 included winter weather related losses of $2.4 million, or 22.4 percentage points. The favorable development on prior accident years for the three months ended March 31, 2016 and 2015 of $0.4 million and $2.7 million, respectively, primarily relates to favorable development on attritional losses.

	Losses and Loss Expense Ratio - Liability Lines
	Three Months Ended March 31,
	2016	Change	2015
Liability—current period excluding items below	70.1%	(13.4)	83.5%
Liability—current period—notable loss events	0.0%	0.0	0.0%
Liability—current period—non-notable loss events	0.0%	0.0	0.0%
Liability—change in prior accident years (a)	(8.1)%	(1.8)	(6.3)%
Liability—loss ratio (a)	62.0%	(15.2)	77.2%

	Losses and Loss Expenses - Liability Lines
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Liability—current period excluding items above	$34,576	$(13,203)	$47,779
Liability—current period—notable loss events	—	—	—
Liability—current period—non-notable loss events	—	—	—
Liability—change in prior accident years (a)	(3,985)	(381)	(3,604)
Liability—losses and loss expenses (a)	$30,591	$(13,584)	$44,175

(a)
Upon closing the acquisition, an adjustment of $15,995 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $3,308 during the three months ended March 31, 2015, benefiting the loss ratio by 5.8 percentage points. The remaining fair value adjustment of $7,959 was fully amortized during the year ended December 31, 2015.

The liability lines current quarter loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, decreased by 13.4 percentage points as Western World discontinued writing business in several underperforming classes during the three months ended December 31, 2014. The favorable loss reserve development during the three months ended March 31, 2016 of $4.0 million was due to favorable development on attritional losses, whereas the favorable loss reserve development of $3.6 million during the three months ended March 31, 2015 was primarily due to the amortization of the fair value adjustment as noted in the table footnote above.
Policy Acquisition Costs

	Policy Acquisition Costs
	Three Months Ended March 31,
	2016		Change		2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$2,902	23.8%	$2,078	16.1	$824	7.7%
Liability	11,298	22.9%	7,843	16.9	3,455	6.0%
Total (a)	$14,200	23.1%	$9,921	16.8	$4,279	6.3%

(a)
Upon closing the acquisition, an adjustment of $34,736 was made to reduce deferred acquisition costs to reflect fair value. These deferred acquisition costs would otherwise have been expensed in the amount of $10,408 during the three months ended March 31, 2015 benefiting the policy acquisition cost ratio by 15.3 percentage points.

The acquisition cost ratio for the property and liability lines increased by 16.1 and 16.9 percentage points, respectively, primarily due to the impact of the acquisition fair value adjustments during the three months ended March 31, 2015 as noted in the table footnote above.

Underwriting Income Before General and Administrative and Share Compensation Expenses

	Underwriting Income Before General and Administrative and Share Compensation Expenses
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Property	$238	$(3,291)	$3,529
Liability	7,415	(2,142)	9,557
Other insurance related income	288	25	263
Total	$7,941	$(5,408)	$13,349
The changes in underwriting income before general and administrative and share compensation expenses are driven by factors highlighted above in respect of gross premiums written, reinsurance premiums ceded, losses and loss expenses and policy acquisition costs.
General and Administrative and Share Compensation Expenses

	General and Administrative and Share Compensation Expenses
	Three Months Ended March 31,
	2016		Change		2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$12,075	19.6%	$1,448	3.9	$10,627	15.7%
Share compensation expenses	581	0.9%	104	0.2	477	0.7%
Total	$12,656	20.5%	$1,552	4.1	$11,104	16.4%
The increase in general and administrative expenses of $1.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to the hiring of new underwriting teams and the opening of new offices in Arizona, Atlanta and New York.
Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	Change	2015
Losses and loss expense ratio	64.5%	(9.9)	74.4%
Policy acquisition cost ratio	23.1%	16.8	6.3%
General and administrative expense ratio (a)	20.5%	4.1	16.4%
Expense ratio	43.6%	20.9	22.7%
Combined ratio	108.1%	11.0	97.1%

(a)	The general and administrative expense ratio includes share compensation expenses.
The increase in the combined ratio for the three months ended March 31, 2016 of 11.0% percentage points compared to the three months ended March 31, 2015 was due to the movement in the underlying ratios as discussed above.

First Quarter 2016 Results of Operations - AlphaCat Segment
The following table presents Validus' share of the AlphaCat segment income on an asset manager basis for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Revenue - management fees
Third party	$4,727	$190	$4,537
Related party	891	(295)	1,186
Total revenue	5,618	(105)	5,723

Expenses
General and administrative expenses	1,482	(947)	2,429
Share compensation expenses	141	(8)	149
Finance expenses	808	(3,620)	4,428
Foreign exchange losses (gains)	8	21	(13)
Total expenses	2,439	(4,554)	6,993

Income (loss) before investments from AlphaCat Funds and Sidecars	$3,179	$4,449	$(1,270)

Investment income (loss) from AlphaCat Funds and Sidecars (b)
AlphaCat Sidecars	124	(1,044)	1,168
AlphaCat ILS Funds - Lower Risk (c)	2,507	1,221	1,286
AlphaCat ILS Funds - Higher Risk (c)	2,436	11	2,425
BetaCat ILS Funds	563	389	174
PaCRe	(23)	(4,007)	3,984
Total investment income from AlphaCat Funds and Sidecars	5,607	(3,430)	9,037

Validus' share of AlphaCat income	$8,786	$1,019	$7,767

Supplemental information:

Gross premiums written
AlphaCat Sidecars	$(52)	$(40,158)	$40,106
AlphaCat ILS Funds - Lower Risk (c)	59,958	17,210	42,748
AlphaCat ILS Funds - Higher Risk (c)	96,320	77,369	18,951
AlphaCat Direct (d)	11,122	11,122	—
Total	$167,348	$65,543	$101,805

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

Revenue - Management Fees
Management fees were comparable for the three months ended March 31, 2016 and 2015.
Expenses
The decrease in expenses of $4.6 million was primarily due to the decrease in finance expenses of $3.6 million as a result of reduced placement fees incurred in relation to raising new capital during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Investment income from AlphaCat Funds and Sidecars
Investment income available to Validus from the AlphaCat Funds and Sidecars decreased by $3.4 million, primarily due to the wind down of PaCRe, which was off-risk effective January 1, 2016. Excluding PaCRe, investment income available to Validus from the AlphaCat Funds and Sidecars increased by $0.6 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Assets Under Management

	Assets Under Management (a)
(Dollars in thousands)	April 1, 2016	Change	January 1, 2016
Assets Under Management - Related Party
AlphaCat Sidecars	$10,122	$(25,294)	$35,416
AlphaCat ILS Funds - Lower Risk (b)	167,497	3,483	164,014
AlphaCat ILS Funds - Higher Risk (b)	67,621	2,157	65,464
AlphaCat Direct (c)	—	—	—
BetaCat ILS Funds	62,336	587	61,749
Total	$307,576	$(19,067)	$326,643

Assets Under Management - Third Party
AlphaCat Sidecars	$38,385	$(116,001)	$154,386
AlphaCat ILS Funds - Lower Risk (b)	1,135,635	33,173	1,102,462
AlphaCat ILS Funds - Higher Risk (b)	466,324	31,473	434,851
AlphaCat Direct (c)	370,032	2,212	367,820
BetaCat ILS Funds	—	—	—
Total	2,010,376	(49,143)	2,059,519
Total Assets Under Management	$2,317,952	$(68,210)	$2,386,162

(a)	The Company’s assets under management are based on NAV and are represented by investments made by related parties and third parties in the feeder funds and on a direct basis.

(b)
Lower risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of less than 7%, whereas higher risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of greater than 7%. Expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit.

(c)	AlphaCat Direct includes direct investments from third party investors in AlphaCat Re.
AlphaCat's assets under management were $2.3 billion as at April 1, 2016, compared to $2.4 billion as at January 1, 2016. Third party assets under management were $2.0 billion as at April 1, 2016, compared to $2.1 billion as at January 1, 2016. During the three months ended April 1, 2016, a total of $49.2 million of capital was raised, of which $45.8 million was raised from third parties. During the three months ended April 1, 2016, $146.5 million was returned to Sidecar investors upon expiration of the risk period. Of this, $120.2 million was returned to third party investors.

First Quarter 2016 Consolidated Non-Segment Results
The following table presents non-segment income and expense items on a consolidated basis for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Investment income
Net investment income (a)	$27,923	$(1,513)	$29,436

Operating expenses
General and administrative expenses	16,183	577	15,606
Share compensation expenses	4,092	1,199	2,893
Finance expenses (a)	14,341	(995)	15,336
Tax (benefit) expense	(2,118)	(4,683)	2,565
Total operating expenses	32,498	(3,902)	36,400

Other items
Net realized (losses) gains on investments (a)	(1,086)	(5,266)	4,180
Change in net unrealized gains on investments (a)	47,078	12,409	34,669
(Loss) income from investment affiliate	(4,113)	(6,889)	2,776
Foreign exchange gains (losses) (a)	6,074	9,530	(3,456)
Other income	677	677	—
Total other items	48,630	10,461	38,169

Total corporate and investment information	$44,055	$12,850	$31,205

(a)	These items exclude the components which are included in the Company's share of AlphaCat and amounts which are consolidated from VIEs.
Net Investment Income

	Net Investment Income
	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Managed investments
Fixed maturities and short-term investments	$28,017	$344	$27,673
Other investments	872	(2,316)	3,188
Cash and cash equivalents	865	449	416
Securities lending income	5	2	3
Total gross investment income	29,759	(1,521)	31,280
Investment expenses	(1,836)	8	(1,844)
Total managed net investment income	$27,923	$(1,513)	$29,436
The decrease in managed net investment income for the three months ended March 31, 2016 was $1.5 million or 5.1% and was primarily due to reduced yield on certain investment funds within other investments. Managed net investment income from other investments includes distributed and undistributed net income from certain investments.
The Company's managed yield-bearing portfolio had an annualized effective yield of 1.79% for the three months ended March 31, 2016 compared to 1.83% for the three months ended March 31, 2015, a decrease of 4.0 basis points. Investment yield is calculated by dividing total managed net investment income by the average balance of the yield bearing assets managed by the Company's portfolio managers. Average assets for the period ended is the average of the beginning, ending and intervening quarter end asset balances.

General and Administrative and Share Compensation Expenses
Corporate general and administrative expenses for the three months ended March 31, 2016, excluding eliminations, were $16.2 million compared to $15.6 million for the three months ended March 31, 2015, an increase of $0.6 million or 3.7%. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses for the Corporate function and other costs relating to the Company as a whole.
Corporate share compensation expenses for the three months ended March 31, 2016 were $4.1 million compared to $2.9 million for the three months ended March 31, 2015, an increase of $1.2 million or 41.4%. The increase was primarily due to performance share award adjustments.
Finance Expenses
Finance expenses, excluding the Company's share of AlphaCat finance expenses from consolidated VIEs, for the three months ended March 31, 2016 were $14.3 million compared to $15.3 million for the three months ended March 31, 2015, a decrease of $1.0 million or 6.5% due to reduced credit facility expenses.
Net Realized and Change in Net Unrealized Gains (Losses) on Investments
Net realized losses on managed investments for the three months ended March 31, 2016 were $1.1 million compared to gains of $4.2 million for the three months ended March 31, 2015, an unfavorable movement of $5.3 million. The losses primarily resulted from the sale of managed fixed maturities.
The change in net unrealized gains on managed investments for the three months ended March 31, 2016 was $47.1 million compared to $34.7 million for the three months ended March 31, 2015, a favorable movement of $12.4 million. The favorable movement was primarily due to a falling interest rate environment during 2016 as compared to 2015.
(Loss) Income From Investment Affiliate
The (loss) income from investment affiliate relates to the income earned from the Company's investment in the Aquiline Financial Services Fund II L.P. which is recorded on a three-month lag and therefore reflects the underlying performance of that fund for the three months ended December 31, 2015 and 2014. For further details, refer to Note 6, "Investments in affiliates," to the Consolidated Financial Statements in Part I, Item 1.
Foreign Exchange Gains (Losses)
The Company's reporting currency is the U.S. dollar. As a significant portion of the Company's operations are transacted in currencies other than the U.S. dollar, fluctuations in foreign exchange rates may affect year-to-year comparisons. The Company's largest foreign currency fluctuation exposure is to the following currencies, with the movement in each currency against the U.S. dollar for the three months ended March 31, 2016 and 2015 shown in the table below:

	Three Months Ended March 31,
U.S. dollar (weakened) strengthened against:	2016	2015
British Pound sterling	3.0%	4.8%
Euro	(4.5)%	12.2%
Canadian dollar	(6.1)%	8.9%
Swiss franc	(4.0)%	(2.4)%
Australian dollar	(4.7)%	6.8%
New Zealand dollar	(1.1)%	4.1%
Singapore dollar	(4.4)%	3.3%
Japanese yen	(7.1)%	(0.1)%
South African rand	(5.0)%	4.7%
Foreign exchange gains for the three months ended March 31, 2016 were $6.1 million compared to losses of $3.5 million for the three months ended March 31, 2015, a favorable movement of $9.5 million primarily due to gains on overseas assets held by the Company as a result of the U.S. dollar weakening against several currencies, notably the Canadian dollar, Swiss franc, Australian dollar, and Singapore dollar. Also contributing to the favorable movement were gains on liabilities denominated in British pounds as a result of the U.S. dollar strengthening against the British pound sterling.

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

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Underwriting income	$142,919	$144,201
Net investment income	29,461	31,029
Finance expenses	(15,203)	(20,967)
Tax benefit (expense)	2,118	(2,565)
(Loss) income from operating affiliates	(23)	3,984
(Income) attributable to AlphaCat investors	(4,600)	—
Net operating (income) attributable to noncontrolling interest	(37,294)	(18,808)
Net operating income available to Validus	$117,378	$136,874
Net realized (losses) gains on investments	(584)	4,169
Change in net unrealized gains on investments	47,444	33,227
(Loss) income from investment affiliate	(4,113)	2,776
Foreign exchange gains (losses)	6,245	(4,265)
Other income	677	—
Net (income) loss attributable to noncontrolling interest	(237)	630
Net income available to Validus	$166,810	$173,411
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
Underwriting income is the primary financial measure for the Company's insurance and reinsurance operating segments: Validus Re, Talbot and Western World. The results of the AlphaCat operating segment are presented on an asset manager basis, which is also non-GAAP. Refer to Part I, Item 1, Note 18, "Segment information," for a reconciliation of segmental income to net income available to Validus.
Net operating income available to Validus indicates the performance of the Company’s core underwriting function and includes net investment income, finance expenses, tax (expense) benefit, income (loss) from operating affiliates and (income) attributable to AlphaCat investors and excludes net operating (income) attributable to noncontrolling interest and certain other revenues and expenses such as the reconciling items in the table above. The Company believes the reporting of net operating income available to Validus enhances the understanding of results by highlighting the underlying profitability of the Company’s core insurance and reinsurance business. This profitability is influenced significantly by earned premium growth, adequacy of the Company’s pricing and loss frequency and severity. Over time it is also influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through its management of acquisition costs and other underwriting expenses.
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

The following tables present reconciliations of book value per diluted common share to book value per common share, the most comparable U.S. GAAP financial measure, as at March 31, 2016 and December 31, 2015:

	March 31, 2016
(Dollars in thousands, except share and per share amounts)	Equity Amount	Shares	Exercise Price (a)	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,724,426	81,555,486		$45.67

Tangible book value per common share				$41.79

Book value per diluted common share
Total shareholders' equity available to Validus	3,724,426	81,555,486
Assumed exercise of outstanding stock options (b)	1,319	65,401	$20.17
Unvested restricted shares	—	3,049,761
Book value per diluted common share	$3,725,745	84,670,648		$44.00
Adjustment for accumulated dividends				10.51
Book value per diluted common share plus accumulated dividends				$54.51

Tangible book value per diluted common share				$40.26

	December 31, 2015
(Dollars in thousands, except share and per share amounts)	Equity Amount	Shares	Exercise Price (a)	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,638,975	82,900,617		$43.90

Tangible book value per common share				$40.06

Book value per diluted common share
Total shareholders' equity available to Validus	3,638,975	82,900,617
Assumed exercise of outstanding stock options (b)	1,319	65,401	$20.17
Unvested restricted shares	—	3,026,376
Book value per diluted common share	$3,640,294	85,992,394		$42.33
Adjustment for accumulated dividends				10.16
Book value per diluted common share plus accumulated dividends				$52.49

Tangible book value per diluted common share				$38.63

(a)	Weighted average exercise price for those warrants and stock options that have an exercise price lower than book value per share.

(b)
Using the "as-if-converted" method, assuming all proceeds received upon exercise of warrants and stock options will be retained by the Company and the resulting common shares from exercise remain outstanding.

Liquidity and Capital Resources
Investments
Managed investments represent assets governed by the Company’s investment policy statement (“IPS”) whereas, non-managed investments represent assets held in support of consolidated AlphaCat VIEs which are not governed by the Company’s IPS. Refer to Note 5, "Variable interest entities," to the Consolidated Financial Statements in Part I, Item 1 for further details.
At March 31, 2016, the Company's managed cash and investment portfolio totaled $6.4 billion, compared to $6.4 billion at December 31, 2015, a decrease of $0.1 billion, or 1.0%, primarily as a result of share repurchases under the Company's share repurchase program. Refer to Note 3, "Investments,” to the Consolidated Financial Statements in Part I, Item 1 for further details.
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
The Company’s IPS requires managed investments to have an average duration in the range of 0.75 years to 3.00 years. At March 31, 2016, the average duration of the Company’s managed investment portfolio was 2.15 years (December 31, 2015: 2.15 years). This duration is reviewed regularly based on changes in the duration of the Company's liabilities and in general market conditions.
The Company’s IPS also requires certain minimum credit quality standards for its managed fixed maturity portfolio, including a minimum weighted average portfolio rating of A+ for securities assigned ratings. Further limits on asset classes and security types are also mandated. In addition, the Company stress-tests the downside risks within its asset portfolio using internal and external inputs and stochastic modeling processes to help define and limit asset risks to acceptable levels that are consistent with our overall ERM framework. At March 31, 2016, the Company’s rated managed fixed maturity portfolio had an average credit quality rating of AA- (December 31, 2015: AA-).
The value of the Company’s managed fixed maturity portfolio will fluctuate with, among other factors, changes in the interest rate environment and in overall economic conditions. Additionally, the structure of the Company’s overall managed investment portfolio exposes the Company to other risks, including insolvency or reduced credit quality of corporate debt securities, prepayment, default and structural risks on asset-backed securities, mortgage-backed securities and bank loans and liquidity risks on certain other investments, including hedge funds, investment funds and private equity investments. For further details on market risks, refer to
Part I, Item 3 “Quantitative And Qualitative Disclosures About Market Risk”.

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

	March 31, 2016
(Dollars in thousands)	Fair Value	% of Total
Germany	$54,354	8.8%
United Kingdom	33,408	5.4%
Supranational	32,581	5.3%
Province of Ontario	16,071	2.6%
Norway	15,984	2.6%
France	15,795	2.6%
Province of Manitoba	13,065	2.1%
Jordan	10,229	1.7%
Other (individual jurisdictions below $10,000)	30,598	5.0%
Total Managed Non-U.S. Government Securities	222,085	36.1%
European Corporate Securities	157,278	25.4%
United Kingdom Corporate Securities	114,672	18.6%
Other Non-U.S. Corporate Securities	123,106	19.9%
Total Managed Non-U.S. Fixed Maturity Portfolio	$617,141	100.0%
At March 31, 2016, the Company did not have an aggregate exposure to any single issuer of more than 0.8% of managed cash and investments, other than with respect to government and agency securities. The top ten exposures to fixed income corporate issuers at March 31, 2016 were as follows:

	March 31, 2016
Issuer (a)	Fair Value (b)	S&P Rating (c)	% of Total Managed Cash and Investments
JPMorgan Chase & Co	$53,196	BBB+	0.8%
HSBC Holdings plc	48,254	A	0.8%
Goldman Sachs Group	43,643	BBB+	0.7%
Morgan Stanley	43,215	BBB+	0.7%
Anheuser-Busch Inbev NV	41,162	A-	0.6%
Citigroup Inc	40,539	BBB	0.6%
Bank of America Corp	38,885	BBB	0.6%
US Bancorp	37,835	AA-	0.6%
Bank of New York Mellon Corp	33,625	A	0.5%
UBS Group AG	31,783	BBB+	0.5%
Total	$412,137		6.4%

(a)	Issuers exclude government-backed government-sponsored enterprises and cash and cash equivalents.

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

Reserves for Losses and Loss Expenses
At March 31, 2016, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Critical Accounting Policies and Estimates section. The following tables indicate the breakdown of gross and net reserves for losses and loss expenses between lines of business and between case reserves and IBNR.

	March 31, 2016
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$394,106	$408,928	$803,034
Marine	395,442	446,770	842,212
Specialty	264,969	492,888	757,857
Liability	187,585	389,612	577,197
Total	$1,242,102	$1,738,198	$2,980,300

	March 31, 2016
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$352,926	$366,495	$719,421
Marine	353,690	385,690	739,380
Specialty	228,855	428,977	657,832
Liability	175,102	317,876	492,978
Total	$1,110,573	$1,499,038	$2,609,611
The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended March 31, 2016.

	Three Months Ended March 31, 2016
(Dollars in thousands)	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,146,869	$1,302,635	$600,331	$11,013	$(64,281)	$2,996,567
Losses and loss expenses recoverable	(36,055)	(293,662)	(85,150)	—	64,281	(350,586)
Net reserves for losses and loss expenses, beginning of period	1,110,814	1,008,973	515,181	11,013	—	2,645,981
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	108,552	122,821	44,072	2,741	—	278,186
Prior years	(25,684)	(22,720)	(4,426)	(909)	—	(53,739)
Total incurred losses and loss expenses	82,868	100,101	39,646	1,832	—	224,447

Foreign exchange loss (gain)	12,813	(4,663)	—	110	—	8,260
Net paid losses	(130,314)	(92,477)	(46,244)	(42)	—	(269,077)
Net reserve for losses and loss expenses, end of period	1,076,181	1,011,934	508,583	12,913	—	2,609,611
Losses and loss expenses recoverable	31,566	321,644	84,773	—	(67,294)	370,689
Reserve for losses and loss expenses, end of period	$1,107,747	$1,333,578	$593,356	$12,913	$(67,294)	$2,980,300

The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. For the three months ended March 31, 2016, favorable loss reserve development on prior accident years was $53.7 million of which $25.7 million related to the Validus Re segment, $22.7 million related to the Talbot segment, $4.4 million related to the Western World segment and $0.9 million related to the AlphaCat segment. There were no notable or non-notable loss events for the three months ended March 31, 2016.
The management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of some notable loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for these events. The Company's actual ultimate net loss may vary materially from these estimates. Ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review may be reserved for in the reserve for potential development on notable loss events ("RDE"). Any RDE is included as part of the Company's overall reserve as defined and disclosed in the Critical Accounting Policies and Estimates section. As at March 31, 2016, the Company had no RDE.
For disclosure purposes, only those notable loss events which have an ultimate loss estimate above $30.0 million are disclosed separately and included in the reserves for notable loss event roll forward table below. To the extent that there are increased complexity and volatility factors relating to notable loss events in the aggregate, RDE may be established for a specific accident year.

The reserves for notable loss events table below does not disclose notable loss events prior to 2014. Deepwater Horizon, a 2010 event, had closing reserves of $12.7 million as at March 31, 2016. The New Zealand earthquakes of 2010 and 2011, had total closing reserves of $96.4 million as at March 31, 2016. Superstorm Sandy, a 2012 event, had total closing reserves of $62.9 million as at March 31, 2016 and Costa Concordia, also a 2012 event, had total closing reserves of $26.4 million as at March 31, 2016.

Reserves for Notable Loss Events (Dollars in thousands)

2014 Notable Loss Event		Year Ended December 31, 2014			Year Ended December 31, 2015			Three Months Ended March 31, 2016
		Development		Closing	Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss Event	Estimate (a)	Unfavorable (b)	of RDE	December 31, 2014	Unfavorable (b)	of RDE	December 31, 2015	Unfavorable (b)	of RDE	March 31, 2016
Tripoli Airport (e)	$28,134	$6,810	—	$34,944	$(1,196)	—	$33,748	$(28)	—	$33,720

		Year Ended December 31, 2014			Year Ended December 31, 2015			Three Months Ended March 31, 2016
				Closing			Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss Event				December 31, 2014			December 31, 2015			March 31, 2016
Tripoli Airport (e)			$—	$34,944		$22,938	$10,810		$60	$10,722

2015 Notable Loss Events					Year Ended December 31, 2015			Three Months Ended March 31, 2016
					Development		Closing	Development		Closing
	Initial				(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss Events	Estimate (a)				Unfavorable (b)	of RDE	December 31, 2015	Unfavorable (b)	of RDE	March 31, 2016
Pemex	$48,074				$1,464	—	$49,538	$(426)	—	$49,112
Tianjin	47,789				(362)	—	47,427	(121)	—	47,306
Total 2015 Notable Loss Events	$95,863				$1,102	$—	$96,965	$(547)	$—	$96,418

					Year Ended December 31, 2015			Three Months Ended March 31, 2016
							Closing			Closing
						Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss Events							December 31, 2015			March 31, 2016
Pemex						$44	$49,494		$44	$49,024
Tianjin						—	47,427		1,554	45,752
Total 2015 Notable Loss Events						$44	$96,921		$1,598	$94,776

(a)	Includes paid losses, case reserves and IBNR reserves.

(b)	Development other than allocation of RDE.

(c)	Excludes impact of movements in foreign exchange rates.

(d)	Closing Reserve for the period equals Closing Estimate for the period less cumulative Paid Losses (Recovery).

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
The following table details the capital resources of certain subsidiaries of the Company on an unconsolidated basis:

(Dollars in thousands)	March 31, 2016
Validus Reinsurance, Ltd. (excluding capital supporting FAL) (a) (b)	$3,633,993
Talbot Holdings, Ltd. (including capital supporting FAL) (b)	935,222
Other, net	(61,243)
Redeemable noncontrolling interest in AlphaCat	1,409,037
Noncontrolling interest in AlphaCat	157,223
Total consolidated capitalization	6,074,232
Senior notes payable	(245,211)
Debentures payable	(538,335)
Redeemable noncontrolling interest in AlphaCat	(1,409,037)
Total shareholders’ equity	$3,881,649

(a)	Validus Reinsurance, Ltd. (excluding capital supporting FAL) includes capital of $653,218 relating to Western World Insurance Group, Inc.

(b)
Validus Reinsurance, Ltd. (excluding capital supporting FAL) excludes capital of $731,985 which supports Talbot's FAL. This capital was included in Talbot Holdings, Ltd. (including capital supporting FAL).

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

There are three main sources of cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by or used in operating, investing and financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the three months ended March 31, 2016 and 2015 is provided in the following table:

	Three Months Ended March 31,
(Dollars in thousands)	2016	Change	2015
Net cash used in operating activities	$(34,046)	$68,238	$(102,284)
Net cash (used in) provided by investing activities	(122,026)	(312,889)	190,863
Net cash provided by (used in) financing activities	3,170	156,077	(152,907)
Effect of foreign currency rate changes on cash and cash equivalents	(433)	11,291	(11,724)
Net decrease in cash	$(153,335)	$(77,283)	$(76,052)
Operating Activities
Cash flow from operating activities is derived primarily from the receipt of premiums less the payment of losses and loss expenses related to underwriting activities.
Net cash used in operating activities during the three months ended March 31, 2016 was $34.0 million compared to $102.3 million for three months ended March 31, 2015, a favorable movement of $68.2 million. This favorable movement was due to the timing of premium receipts and certain payments made in respect of retrocessional coverage.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.
Investing Activities
Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. As at March 31, 2016, the Company’s portfolio was composed of fixed income, short-term and other investments amounting to $7.9 billion or 92.1% of total cash and investments. For further details related to investments pledged as collateral, refer to Note 3, "Investments," to the Consolidated Financial Statements in Part I, Item 1.
Net cash used in investing activities during the three months ended March 31, 2016 was $122.0 million compared to net cash provided by investing activities of $190.9 million for the three months ended March 31, 2015, an unfavorable movement of $312.9 million. This unfavorable movement was primarily due to a decrease in the proceeds on sales and maturities of investments of $469.5 million and an increase in the purchases of short-term investments of $282.3 million, partially offset by a decrease in the purchases of fixed maturities of $437.5 million.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance and purchase of shares in the Company and its subsidiaries, including third party investments in the AlphaCat ILS funds and sidecars, as well as the issuance of notes payable to AlphaCat investors.
Net cash provided by financing activities during the three months ended March 31, 2016 was $3.2 million compared to net cash used in financing activities of $152.9 million during the three months ended March 31, 2015, a favorable movement of $156.1 million. This favorable movement was driven primarily by an increase in the issuance of notes payable to AlphaCat investors of $247.4 million, an increase in third party investments in noncontrolling interests of $112.3 million and an increase in third party investments in redeemable noncontrolling interest of $65.4 million; partially offset by, an increase in third party subscriptions deployed on AlphaCat funds and sidecars of $299.6 million.

Capital Resources
The following table details the Company's capital position as at March 31, 2016 and December 31, 2015.

Capitalization (Dollars in thousands)	March 31, 2016	December 31, 2015
Senior Notes (a)	$245,211	$245,161
Junior Subordinated Deferrable Debentures (JSDs) (a)	289,800	289,800
Flagstone Junior Subordinated Deferrable Debentures (JSDs) (a)	248,535	247,868
Total debt	783,546	782,829

Redeemable noncontrolling interest	1,409,037	1,111,714

Ordinary shares, capital and surplus available to Validus	3,739,864	3,651,544
Accumulated other comprehensive loss	(15,438)	(12,569)
Noncontrolling interest	157,223	154,662
Total shareholders' equity	3,881,649	3,793,637

Total capitalization	$6,074,232	$5,688,180
Total capitalization available to Validus (b)	$4,507,972	$4,421,804

Debt to total capitalization	12.9%	13.8%
Debt (excluding JSDs) to total capitalization	4.0%	4.3%
Debt to total capitalization available to Validus	17.4%	17.7%
Debt (excluding JSDs) to total capitalization available to Validus	5.4%	5.5%

(a)	Refer to Part I, Item 1, Note 13, “Debt and financing arrangements," to the Consolidated Financial Statements for further details and discussion on the debt and financing arrangements of the Company.

(b)	Total capitalization available to Validus equals total capitalization less noncontrolling interests.
Shareholders' Equity
Shareholders' equity available to Validus at March 31, 2016 was $3.7 billion.
On May 5, 2016, the Company announced a quarterly cash dividend of $0.35 per common share, which is payable on June 30, 2016 to shareholders of record on June 15, 2016. The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon results of operations and cash flows, the Company's financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.
The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. On February 3, 2015, the Board of Directors of the Company approved an increase in the Company's common share repurchase authorization to $750.0 million.
The Company has repurchased approximately 77,387,916 common shares for an aggregate purchase price of $2.6 billion from the inception of its share repurchase program to March 31, 2016. The Company had $472.3 million remaining under its authorized share repurchase program as of March 31, 2016.
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

Debt and Financing Arrangements
The following table details the Company's borrowings and credit facilities as at March 31, 2016:

(Dollars in thousands)	Maturity Date / Term (a)	Commitment	Issued and Outstanding (b)
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	200,000	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	134,785	134,785
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750	113,750
Total debentures payable		598,535	538,335
2010 Senior Notes due 2040	January 26, 2040	250,000	250,000
Total debentures and senior notes payable		848,535	788,335
$85,000 syndicated unsecured letter of credit facility	December 9, 2020	85,000	—
$300,000 syndicated secured letter of credit facility	December 9, 2020	300,000	105,756
$24,000 secured bi-lateral letter of credit facility	Evergreen	24,000	11,564
AlphaCat Re secured letter of credit facility	Evergreen	30,000	30,000
IPC bi-lateral facility	Evergreen	25,000	5,483
$236,000 Flagstone bi-lateral facility	Evergreen	236,000	197,419
Total credit and other facilities		700,000	350,222
Total debt and financing arrangements		$1,548,535	$1,138,557

(a)	The arrangement is indicated as evergreen if, unless written notice to the contrary is given, it automatically renews on a regular basis.

(b)	Indicates utilization of commitment amount, not necessarily drawn borrowings.
For additional information about our debt, including the terms of our financing arrangements, basis for interest rates and debt covenants, refer to Part I, Item 1, Note 13, "Debt and financing arrangements," to the Consolidated Financial Statements for further details.

Ratings
The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of May 6, 2016:

	A.M. Best	S&P	Moody’s	Fitch
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB+	Baa2	A-
Senior debt	bbb	BBB+	Baa2	BBB+
Subordinated debt	bbb-	—	Baa3	BBB
Preferred stock	bb+	BBB-	Ba1	—
Outlook on ratings	Positive	Stable	Positive	Stable

Validus Reinsurance, Ltd.
Financial strength rating	A	A	A3	A
Outlook on ratings	Stable	Stable	Positive	Stable

Lloyd's of London
Financial strength rating applicable to all Lloyd's syndicates	A	A+	—	AA-
Outlook on ratings	Positive	Stable	—	Stable

Validus Reinsurance (Switzerland), Ltd.
Financial strength rating	A	A	—	—
Outlook on ratings	Stable	Stable	—	—

Western World Insurance Company
Financial strength rating	A	—	—	—
Outlook on ratings	Stable	—	—	—

Recent Accounting Pronouncements
Please refer to Note 2, "Recent accounting pronouncements," to the Consolidated Financial Statements (Part I, Item 1) for discussion of relevant recent accounting pronouncements.
Critical Accounting Policies and Estimates
There are certain accounting policies that the Company considers to be critical due to the judgment and uncertainty inherent in the application of those policies. In calculating financial statement estimates, the use of different assumptions could produce materially different estimates. The Company believes the following critical accounting policies affect significant estimates used in the preparation of the Company's Consolidated Financial Statements:

•	Reserve for losses and loss expenses;

•	Premium estimates for business written on a line slip or proportional basis;

•	The valuation of goodwill and intangible assets;

•	Reinsurance recoverable balances including the provision for uncollectible amounts; and

•	Investment valuation of financial assets.
Critical accounting policies and estimates are discussed further in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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

•
statutory or regulatory or rating agency developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

•
the other factors set forth under Part I Item 1A "Risk Factors" and under Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as well as the risk and other factors set forth in the Company's other filings with the SEC, as well as management's response to any of the aforementioned factors.

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
The following table indicates the impact on the Company’s managed fixed maturity portfolio from an immediate 100 basis point increase and decrease in market interest rates (based on U.S. treasury yield):

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Increase (decrease) in market value		Increase (decrease) in market value
Immediate 100 basis point increase in market interest rates	$(118,456)	(2.2)%	$(126,908)	(2.4)%
Immediate 100 basis point decrease in market interest	$128,684	2.3%	$127,976	2.4%
As at March 31, 2016, the Company held $1.4 billion (December 31, 2015: $1.3 billion), or 25.9% (December 31, 2015: 25.1%) of the Company’s managed fixed maturity portfolio in asset-backed and mortgage-backed securities. Some of these assets are exposed to prepayment risk, which occurs when the frequency with which holders of the underlying loans prepay the outstanding principal before the maturity date changes. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
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
The following table presents the Company’s monetary assets and liabilities held in foreign currencies and the Company's non-monetary assets and liabilities that do not require revaluation:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
Total monetary assets held in foreign currencies	$633,968	5.7%	$568,153	5.4%
Total monetary liabilities held in foreign currencies	713,610	12.1%	732,730	13.1%
Total non-monetary assets that do not require revaluation	17,115	0.2%	15,937	0.2%
Total non-monetary liabilities that do not require revaluation	82,761	1.4%	81,718	1.5%

When necessary, we may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts. For further information on the accounting treatment of our foreign currency derivatives, refer to Part I, Item 1, Note 8, "Derivative instruments," in the Consolidated Financial Statements. To the extent foreign currency exposure is not hedged or otherwise matched, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.
Credit Risk:    The Company is exposed to credit risk from the possibility that counterparties may default on their obligations. The Company’s primary credit risks reside in investment in U.S. and non-U.S. corporate bonds and amounts recoverable from reinsurers. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain a minimum weighted average portfolio credit rating of A+ on its rated managed fixed maturity portfolio. As at March 31, 2016, the Company’s rated managed fixed maturity portfolio had an average credit quality rating of AA- (December 31, 2015: AA-).
In addition, the Company's IPS limits the amount of “risk assets” held as part of its managed cash and investments portfolio, including investments in investment affiliates, to a maximum of 35% of shareholders' equity available to Validus. Risk assets include non-investment grade debt securities, private equity investments, private placements that are not subject to rule 144A, hedge funds and other alternative assets. The Company’s managed cash and investment portfolio, including investments in investment affiliates, had risk assets of $845.7 million or 22.7% of shareholders’ equity available to Validus as at March 31, 2016 (December 31, 2015: $837.9 million or 23.0%).
The Company also limits its aggregate exposure to any single issuer to 3.75% or less of its total managed cash and investment portfolio, excluding government and agency securities, depending on the credit rating of the issuer. The Company did not have an aggregate exposure to any single issuer of more than 0.8% of total managed cash and investments, other than with respect to government and agency securities as at March 31, 2016 (December 31, 2015: 0.9%).
Furthermore, fixed maturity investments in below investment grade securities are limited to no more than 15% of the Company's managed cash and investment portfolio. As at March 31, 2016, 10.6% (December 31, 2015: 10.3%) of the managed cash and investment portfolio was below Baa3/BBB-.
The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S&P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At March 31, 2016, 98.5% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or better, or from reinsurers posting full collateral (December 31, 2015: 98.7% rated A- or better).
Liquidity risk:    Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments, including non-agency residential mortgage-backed securities and bank loans which represent 9.9% at March 31, 2016 (December 31, 2015: 9.4%) of managed cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At March 31, 2016, the Company had $795.7 million (December 31, 2015: $855.9 million) of unrestricted, liquid assets, defined as managed unpledged cash and cash equivalents, short term investments, government and government agency securities.
For details on the Company's debt and financing arrangements, refer to Part I, Item 1, Note 13, “Debt and financing arrangements,” to the Consolidated Financial Statements.
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
As at March 31, 2016, the Company was not a party to, or involved in any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
ITEM 1A. RISK FACTORS
Please refer to the discussion of Risk Factors in Part 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has repurchased approximately 77.4 million common shares for an aggregate purchase price of $2.6 billion from the inception of the share repurchase program to May 4, 2016.
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
The repurchase program may be modified, extended or terminated by the Board of Directors at any time. The remaining amount available under the current share repurchase authorization was $471.5 million as of May 4, 2016.
Share repurchases include repurchases by the Company of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares that have vested. We repurchase these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.
For the three months ended March 31, 2016, the number of shares repurchased by the Company was 1.4 million. The share repurchases made during the three months ended March 31, 2016 resulted in a dilutive impact on book value per diluted common share of $0.01 for the quarter.

		First Quarter Share Repurchase Activity
	As at December 31, 2015				Quarter ended
Effect of share repurchases:	(cumulative)	January	February	March	March 31, 2016
Aggregate purchase price (a)	$2,491,731	$18,377	$28,677	$13,313	$60,367
Shares repurchased	76,031,280	419,668	647,030	289,938	1,356,636
Average price (a)	$32.77	$43.79	$44.32	$45.92	$44.50
Maximum number of shares that may yet be purchased under the program (b)		11,660,153	10,764,446	10,061,424

		Share Repurchase Activity Post Quarter End
Effect of share repurchases:	As at March 31, 2016 (cumulative)	April	May	As at May 4, 2016	Cumulative to Date Effect
Aggregate purchase price (a)	$2,552,098	$387	$409	$796	$2,552,894
Shares repurchased	77,387,916	8,718	8,734	17,452	77,405,368
Average price (a)	$32.98	$44.45	$46.78	$45.62	$32.98

(a)	Share transactions are on a trade date basis through May 4, 2016 and are inclusive of commissions. Average share price is rounded to two decimal places.

(b)	The maximum number of shares that may yet be purchased under the program is calculated using the average execution price at month end.

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

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	May 6, 2016	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	May 6, 2016	/s/ Jeffrey D. Sangster
Jeffrey D. Sangster
Executive Vice President and Chief Financial Officer