Form 10-Q
period 2016-06-30
VALIDUS HOLDINGS LTD
filed 2016-08-05
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
 Form 10-Q
__________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 3, 2016 there were 80,337,635 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at June 30, 2016 (unaudited) and December 31, 2015
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Fixed maturities trading, at fair value (amortized cost: 2016—$5,524,027; 2015—$5,556,900)	$5,551,586	$5,510,331
Short-term investments trading, at fair value (amortized cost: 2016—$2,369,704; 2015—$1,941,615)	2,369,654	1,941,635
Other investments, at fair value (cost: 2016—$338,669; 2015—$315,963)	359,526	336,856
Cash and cash equivalents	568,798	723,109
Restricted cash	96,022	73,270
Total investments and cash	8,945,586	8,585,201
Investments in affiliates, equity method (cost: 2016—$86,101; 2015—$70,186)	99,278	88,065
Premiums receivable	1,372,000	658,682
Deferred acquisition costs	283,213	181,002
Prepaid reinsurance premiums	145,567	77,992
Securities lending collateral	10,224	4,863
Loss reserves recoverable	442,987	350,586
Paid losses recoverable	27,648	23,071
Income taxes recoverable	8,526	16,228
Deferred tax asset	23,745	21,661
Receivable for investments sold	13,736	39,766
Intangible assets	118,426	121,258
Goodwill	196,758	196,758
Accrued investment income	24,925	23,897
Other assets	105,625	126,782
Total assets	$11,818,244	$10,515,812

Liabilities
Reserve for losses and loss expenses	$3,122,717	$2,996,567
Unearned premiums	1,621,563	966,210
Reinsurance balances payable	92,488	75,380
Securities lending payable	10,690	5,329
Deferred tax liability	3,552	3,847
Payable for investments purchased	52,718	77,475
Accounts payable and accrued expenses	149,593	627,331
Notes payable to AlphaCat investors	370,982	75,493
Senior notes payable	245,261	245,161
Debentures payable	537,987	537,668
Total liabilities	$6,207,551	$5,610,461

Commitments and contingent liabilities
Redeemable noncontrolling interest	1,532,283	1,111,714

Shareholders’ equity
Preferred shares (Issued and Outstanding: 2016—6,000; 2015—nil)	$150,000	$—
Common shares (Issued: 2016—161,252,871; 2015—160,570,772; Outstanding: 2016—80,772,238; 2015—82,900,617)	28,219	28,100
Treasury shares (2016—80,480,633; 2015—77,670,155)	(14,084)	(13,592)
Additional paid-in capital	883,701	1,002,980
Accumulated other comprehensive loss	(18,182)	(12,569)
Retained earnings	2,836,602	2,634,056
Total shareholders’ equity available to Validus	3,866,256	3,638,975
Noncontrolling interest	212,154	154,662
Total shareholders’ equity	$4,078,410	$3,793,637

Total liabilities, noncontrolling interests and shareholders’ equity	$11,818,244	$10,515,812
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2016 and 2015 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Gross premiums written	$764,042	$726,168	$1,936,833	$1,845,392
Reinsurance premiums ceded	(36,229)	(55,418)	(204,064)	(246,743)
Net premiums written	727,813	670,750	1,732,769	1,598,649
Change in unearned premiums	(154,090)	(98,062)	(587,778)	(450,071)
Net premiums earned	573,723	572,688	1,144,991	1,148,578
Net investment income	39,257	33,611	68,718	64,640
Net realized gains on investments	2,724	2,244	2,140	6,413
Change in net unrealized gains (losses) on investments	31,428	(34,676)	78,872	(1,449)
(Loss) income from investment affiliate	(589)	284	(4,702)	3,060
Other insurance related income and other income	824	100	2,237	1,040
Foreign exchange gains (losses)	6,286	(2,671)	12,531	(6,936)
Total revenues	653,653	571,580	1,304,787	1,215,346

Expenses
Losses and loss expenses	307,130	266,146	531,577	507,075
Policy acquisition costs	107,966	104,323	215,159	202,734
General and administrative expenses	89,688	84,025	175,896	168,260
Share compensation expenses	10,727	9,242	21,964	18,296
Finance expenses	14,166	18,682	29,369	39,649
Total expenses	529,677	482,418	973,965	936,014

Income before taxes, income from operating affiliates and (income) attributable to AlphaCat investors	123,976	89,162	330,822	279,332
Tax (expense) benefit	(1,706)	(2,549)	412	(5,114)
Income (loss) from operating affiliates	—	1,738	(23)	5,722
(Income) attributable to AlphaCat investors	(6,114)	—	(10,714)	—
Net income	$116,156	$88,351	$320,497	$279,940
Net (income) attributable to noncontrolling interest	(21,193)	(22,561)	(58,724)	(40,739)
Net income available to Validus	94,963	65,790	261,773	239,201
Dividends on preferred shares	—	—	—	—
Net income available to Validus common shareholders	$94,963	$65,790	$261,773	$239,201

Comprehensive income
Net income	$116,156	$88,351	$320,497	$279,940
Other comprehensive (loss) income
Change in foreign currency translation adjustments	(3,287)	2,763	(5,315)	(256)
Change in minimum pension liability, net of tax	479	422	396	157
Change in fair value of cash flow hedge	64	390	(694)	(411)
Other comprehensive (loss) income	(2,744)	3,575	(5,613)	(510)
Comprehensive (income) attributable to noncontrolling interest	(21,193)	(22,561)	(58,724)	(40,739)
Comprehensive income available to Validus	$92,219	$69,365	$256,160	$238,691

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	81,950,833	84,003,549	82,386,047	83,627,396
Diluted	83,373,003	87,313,154	83,785,659	87,448,142

Basic earnings per share available to Validus common shareholders	$1.16	$0.77	$3.18	$2.83
Earnings per diluted share available to Validus common shareholders	$1.14	$0.75	$3.12	$2.74

Cash dividends declared per common share	$0.35	$0.32	$0.70	$0.64
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2016 and 2015 (unaudited)
(Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Preferred shares
Balance - beginning of period	$—	$—
Preferred shares issued	150,000	—
Balance - end of period	$150,000	$—

Common shares
Balance - beginning of period	$28,100	$27,222
Common shares issued, net	119	494
Balance - end of period	$28,219	$27,716

Treasury shares
Balance - beginning of period	$(13,592)	$(12,545)
Repurchase of common shares	(492)	(595)
Balance - end of period	$(14,084)	$(13,140)

Additional paid-in capital
Balance - beginning of period	$1,002,980	$1,207,493
Offering expenses on preferred shares	(5,148)	—
Common shares issued, net	(7,504)	14,366
Repurchase of common shares	(128,591)	(142,628)
Share compensation expenses	21,964	18,296
Balance - end of period	$883,701	$1,097,527

Accumulated other comprehensive loss
Balance - beginning of period	$(12,569)	$(8,556)
Other comprehensive loss	(5,613)	(510)
Balance - end of period	$(18,182)	$(9,066)

Retained earnings
Balance - beginning of period	$2,634,056	$2,372,972
Dividends on preferred shares	—	—
Dividends on common shares	(59,227)	(57,874)
Net income	320,497	279,940
Net (income) attributable to noncontrolling interest	(58,724)	(40,739)
Balance - end of period	$2,836,602	$2,554,299

Total shareholders’ equity available to Validus	$3,866,256	$3,657,336

Noncontrolling interest	$212,154	$153,523

Total shareholders’ equity	$4,078,410	$3,810,859
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015 (unaudited)
(Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Cash flows provided by operating activities
Net income	$320,497	$279,940
Adjustments to reconcile net income to cash provided by operating activities:
Share compensation expenses	21,964	18,296
Amortization of discount on senior notes	54	54
Loss (income) from investment affiliate	4,702	(3,060)
Net realized gains on investments	(2,140)	(6,413)
Change in net unrealized (gains) losses on investments	(78,872)	1,449
Amortization of intangible assets	2,832	2,832
Loss (income) from operating affiliates	23	(5,722)
Foreign exchange (gains) losses included in net income	(6,289)	7,729
Amortization of premium on fixed maturity investments	8,710	12,395
Change in:
Premiums receivable	(719,070)	(566,100)
Deferred acquisition costs	(102,211)	(92,020)
Prepaid reinsurance premiums	(67,575)	(79,304)
Loss reserves recoverable	(95,429)	644
Paid losses recoverable	(4,571)	(2,253)
Income taxes recoverable	7,423	(13,931)
Deferred tax asset	(2,529)	908
Accrued investment income	(1,183)	984
Other assets	(5,272)	90,625
Reserve for losses and loss expenses	147,305	(50,240)
Unearned premiums	655,353	529,374
Reinsurance balances payable	18,610	(34,472)
Deferred tax liability	(308)	2,329
Accounts payable and accrued expenses	(32,581)	(61,570)
Net cash provided by operating activities	69,443	32,474

Cash flows used in investing activities
Proceeds on sales of fixed maturity investments	1,376,077	2,237,966
Proceeds on maturities of fixed maturity investments	184,413	186,594
Purchases of fixed maturity investments	(1,537,608)	(2,337,990)
Purchases of short-term investments, net	(428,040)	(154,804)
(Purchases) sales of other investments, net	(19,796)	4,101
Increase in securities lending collateral	(5,361)	(6,551)
Redemption from operating affiliates	369	—
Investment in investment affiliates, net	(16,305)	(23,115)
(Increase) decrease in restricted cash	(22,752)	32,984
Net cash used in investing activities	(469,003)	(60,815)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of notes payable to AlphaCat investors	294,748	—
Net proceeds on issuance of preferred shares	144,852	—
Issuance of common shares, net	(7,385)	14,860
Purchases of common shares under share repurchase program	(129,083)	(143,223)
Dividends paid on preferred shares	—	—
Dividends paid on common shares	(59,961)	(58,718)
Increase in securities lending payable	5,361	6,551
Third party investment in redeemable noncontrolling interest	381,250	452,700
Third party redemption of redeemable noncontrolling interest	(10,800)	(80,433)
Third party investment in noncontrolling interest	171,674	9,600
Third party distributions of noncontrolling interest	(127,103)	(158,175)
Third party subscriptions deployed on AlphaCat Funds and Sidecars	(411,336)	(117,400)
Net cash provided by (used in) financing activities	252,217	(74,238)

Effect of foreign currency rate changes on cash and cash equivalents	(6,968)	(8,730)
Net decrease in cash and cash equivalents	(154,311)	(111,309)
Cash and cash equivalents - beginning of period	723,109	550,401
Cash and cash equivalents - end of period	$568,798	$439,092
Taxes paid during the period	$3,837	$14,192
Interest paid during the period	$27,552	$27,248
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
During the fourth quarter of 2015, the Company early adopted Accounting Standards Update ("ASU") 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis” issued by the United States Financial Accounting Standards Board (“FASB”), which changed the method in which the Company determines whether entities are consolidated by the Company. The adoption of this amended accounting guidance was implemented utilizing a full retrospective application for all periods presented in the Company's Consolidated Financial Statements.
The amended guidance includes changes in the identification of the primary beneficiary of investment companies considered to be VIEs. These changes resulted in the Company concluding that it is considered to be the primary beneficiary of the AlphaCat sidecars, the AlphaCat ILS funds and the BetaCat ILS funds and therefore the Company is required to consolidate these entities. The adoption of the amended guidance also resulted in the Company concluding that it was no longer required to consolidate PaCRe Ltd. ("PaCRe") due to the change in the VIE definition of "kick-out" rights under the amended guidance. The cumulative effect of these changes on the Company's retained earnings through the six months ended June 30, 2015 was a gain of $405.
The following tables present the impact of the application of the amended accounting guidance on the Company's Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and Consolidated Statement of Cash Flows for the six months ended June 30, 2015:

	Three Months Ended June 30, 2015
	As previously reported	Adjustment for adoption of new consolidation guidance	Revised
Total revenues	$591,492	$(19,912)	$571,580
Total expenses	480,511	1,907	482,418
Net income	81,657	6,694	88,351
Net (income) attributable to noncontrolling interest	(17,644)	(4,917)	(22,561)
Net income available to Validus	64,013	1,777	65,790
Comprehensive income available to Validus	67,588	1,777	69,365

Basic earnings per share available to common shareholders	$0.75	$0.02	$0.77
Earnings per diluted share available to common shareholders	$0.73	$0.02	$0.75

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2015
	As previously reported	Adjustment for adoption of new consolidation guidance	Revised
Total revenues	$1,280,697	$(65,351)	$1,215,346
Total expenses	934,010	2,004	936,014
Net income	294,045	(14,105)	279,940
Net (income) attributable to noncontrolling interest	(56,621)	15,882	(40,739)
Net income available to Validus	237,424	1,777	239,201
Comprehensive income available to Validus	236,914	1,777	238,691

Basic earnings per share available to common shareholders	$2.81	$0.02	$2.83
Earnings per diluted share available to common shareholders	$2.72	$0.02	$2.74

	Six Months Ended June 30, 2015
	As previously reported	Adjustment for adoption of new consolidation guidance	Revised
Net cash (used in) provided by operating activities	$(228,841)	$261,315	$32,474
Net cash used in investing activities	(290,517)	229,702	(60,815)
Net cash provided by (used in) financing activities	389,593	(463,831)	(74,238)
Effect of foreign currency rate changes on cash and cash equivalents	(13,765)	5,035	(8,730)
Net decrease in cash	(143,530)	32,221	(111,309)
Cash and cash equivalents - beginning of period	577,240	(26,839)	550,401
Cash and cash equivalents - end of period	433,710	5,382	439,092
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March and April 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing”. The amendments in these ASU's clarify the implementation guidance within ASU 2014-09 on principal versus agent considerations and the aspects of identifying performance obligations, respectively, while retaining the related principals in those areas. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients”. The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments provide clarifying guidance in a few narrow areas and add practical expedients to reduce the potential for diversity in practice as well as the cost and complexity of applying the guidance. The original effective date for the amendments in ASU 2014-09 was for annual reporting periods beginning after December 15, 2016; however, in August 2015, the FASB delayed the effective date by one year through the issuance of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. As such, the new effective date is for interim and annual reporting periods beginning after December 15, 2017. Entities may adopt the standard as of the original effective date; however, earlier adoption is not permitted. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The amendments in this ASU increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring the disclosure of key information about leasing arrangements. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting”. The amendments in this ASU simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

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
The amortized cost (or cost), gross unrealized gains and (losses) and fair value of the Company's investments as at June 30, 2016 were as follows:

	Amortized Cost (or Cost)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Managed investments
U.S. government and government agency	$924,350	$7,536	$(83)	$931,803
Non-U.S. government and government agency	217,796	2,146	(4,692)	215,250
U.S. states, municipalities, political subdivisions	278,756	7,049	(393)	285,412
Agency residential mortgage-backed securities	662,468	14,713	(398)	676,783
Non-agency residential mortgage-backed securities	23,858	271	(740)	23,389
U.S. corporate	1,539,711	20,350	(4,014)	1,556,047
Non-U.S. corporate	367,473	3,264	(6,331)	364,406
Bank loans	613,414	574	(16,926)	597,062
Asset-backed securities	429,890	2,352	(2,902)	429,340
Commercial mortgage-backed securities	308,712	6,048	(727)	314,033
Total fixed maturities	5,366,428	64,303	(37,206)	5,393,525
Short-term investments	189,678	—	(50)	189,628
Other investments
Fund of hedge funds	1,457	—	(498)	959
Hedge funds	12,463	6,162	—	18,625
Private equity investments	62,119	14,457	(3,270)	73,306
Investment funds	203,128	743	—	203,871
Overseas deposits	55,301	—	—	55,301
Mutual funds	4,201	3,263	—	7,464
Total other investments	338,669	24,625	(3,768)	359,526
Total managed investments	$5,894,775	$88,928	$(41,024)	$5,942,679
Non-managed investments
Catastrophe bonds	$157,599	$2,114	$(1,652)	$158,061
Short-term investments	2,180,026	—	—	2,180,026
Total non-managed investments	2,337,625	2,114	(1,652)	2,338,087
Total investments	$8,232,400	$91,042	$(42,676)	$8,280,766

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost (or cost), gross unrealized gains and (losses) and fair value of the Company's investments as at December 31, 2015 were as follows:

	Amortized Cost (or Cost)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Managed investments
U.S. government and government agency	$940,428	$333	$(3,559)	$937,202
Non-U.S. government and government agency	241,549	257	(3,838)	237,968
U.S. states, municipalities, political subdivisions	299,929	2,322	(962)	301,289
Agency residential mortgage-backed securities	606,676	6,361	(2,455)	610,582
Non-agency residential mortgage-backed securities	27,025	310	(415)	26,920
U.S. corporate	1,503,614	1,594	(15,257)	1,489,951
Non-U.S. corporate	453,178	797	(7,405)	446,570
Bank loans	592,981	275	(17,045)	576,211
Asset-backed securities	440,363	344	(3,583)	437,124
Commercial mortgage-backed securities	263,310	131	(3,306)	260,135
Total fixed maturities	5,369,053	12,724	(57,825)	5,323,952
Short-term investments	237,349	20	—	237,369
Other investments
Fund of hedge funds	1,457	—	(40)	1,417
Hedge funds	14,018	6,962	—	20,980
Private equity investments	53,489	12,751	(2,469)	63,771
Investment funds	188,121	600	—	188,721
Overseas deposits	54,484	—	—	54,484
Mutual funds	4,394	3,089	—	7,483
Total other investments	315,963	23,402	(2,509)	336,856
Total managed investments	$5,922,365	$36,146	$(60,334)	$5,898,177
Non-managed investments
Catastrophe bonds	$187,847	$635	$(2,103)	$186,379
Short-term investments	1,704,266	—	—	1,704,266
Total non-managed investments	1,892,113	635	(2,103)	1,890,645
Total investments	$7,814,478	$36,781	$(62,437)	$7,788,822

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(a)	Fixed maturity investments
The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturity investments as at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Fair Value	% of Total	Fair Value	% of Total
Managed fixed maturities
AAA	$2,446,839	44.1%	$2,367,642	43.0%
AA	508,086	9.2%	569,386	10.3%
A	1,045,965	18.8%	1,031,326	18.7%
BBB	741,800	13.4%	691,538	12.6%
Total investment grade managed fixed maturities	4,742,690	85.5%	4,659,892	84.6%

BB	227,436	4.0%	235,724	4.3%
B	183,127	3.3%	179,069	3.2%
CCC	8,331	0.2%	5,706	0.1%
CC	113	0.0%	1,015	0.0%
NR	231,828	4.2%	242,546	4.4%
Total non-investment grade managed fixed maturities	650,835	11.7%	664,060	12.0%
Total managed fixed maturities	$5,393,525	97.2%	$5,323,952	96.6%

Non-managed catastrophe bonds
BBB	$—	0.0%	$1,911	0.0%
Total investment grade non-managed catastrophe bonds	—	0.0%	1,911	0.0%

BB	41,412	0.7%	70,962	1.3%
B	6,161	0.1%	30,698	0.6%
NR	110,488	2.0%	82,808	1.5%
Total non-investment grade non-managed catastrophe bonds	158,061	2.8%	184,468	3.4%
Total non-managed fixed maturities	158,061	2.8%	186,379	3.4%
Total fixed maturities	$5,551,586	100.0%	$5,510,331	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost and fair value amounts for the Company's fixed maturity investments held at June 30, 2016 and December 31, 2015 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Managed investments
Due in one year or less	$349,115	$348,137	$367,132	$366,019
Due after one year through five years	2,990,421	2,996,295	2,965,920	2,936,053
Due after five years through ten years	485,899	492,101	548,183	539,083
Due after ten years	116,065	113,447	150,444	148,036
	3,941,500	3,949,980	4,031,679	3,989,191
Asset-backed and mortgage-backed securities	1,424,928	1,443,545	1,337,374	1,334,761
Total managed fixed maturities	$5,366,428	$5,393,525	$5,369,053	$5,323,952

Non-managed catastrophe bonds
Due in one year or less	$28,445	$29,328	$7,504	$7,544
Due after one year through five years	128,614	128,185	165,093	163,575
Due after five years through ten years	540	548	15,250	15,260
Due after ten years	—	—	—	—
Total non-managed fixed maturities	157,599	158,061	187,847	186,379
Total fixed maturities	$5,524,027	$5,551,586	$5,556,900	$5,510,331

(b)	Other investments
The following tables set forth certain information regarding the Company's other investment portfolio as at June 30, 2016 and December 31, 2015:

Other investments	Fair Value as at June 30, 2016	Investments with redemption restrictions	Investments without redemption restrictions	Redemption frequency (a)	Redemption notice period (a)
Fund of hedge funds	$959	$959	$—
Hedge funds	18,625	18,625	—
Private equity investments	73,306	73,306	—
Investment funds	203,871	181,536	22,335	Daily	2 days
Overseas deposits	55,301	55,301	—
Mutual funds	7,464	—	7,464	Daily	Daily
Total other investments	$359,526	$329,727	$29,799

(a)	The redemption frequency and notice periods only apply to investments without redemption restrictions.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Other investments	Fair value as at December 31, 2015	Investments with redemption restrictions	Investments without redemption restrictions	Redemption frequency (a)	Redemption notice period (a)
Fund of hedge funds	$1,417	$1,417	$—
Hedge funds	20,980	20,980	—
Private equity investments	63,771	63,771	—
Investment funds	188,721	167,910	20,811	Daily	2 days
Overseas deposits	54,484	54,484	—
Mutual funds	7,483	—	7,483	Daily	Daily
Total other investments	$336,856	$308,562	$28,294

(a)	The redemption frequency and notice periods only apply to investments without redemption restrictions.
Other investments include alternative investments in various funds and pooled investment schemes. These alternative investments employ various investment strategies primarily involving, but not limited to, investments in collateralized obligations, fixed income securities, private equities, distressed debt and equity securities.
Certain securities included in other investments are subject to redemption restrictions and are unable to be redeemed from the funds. Distributions from these funds will be received as the underlying investments of the funds are liquidated. Currently, it is not known to the Company when these underlying assets will be sold by their investment managers; however, it is estimated that the majority of the underlying assets of the investments would liquidate over five to ten years from inception of the funds. In addition, one of the investment funds with a fair value of $171,187 (December 31, 2015: $167,910), has a lock-up period of three years as at June 30, 2016 and may also impose a redemption gate. A lock-up period refers to the initial amount of time an investor is contractually required to remain invested before having the ability to redeem. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Furthermore, the underlying investments held in the overseas deposit funds are liquid and will generally trade freely in an open market. However, the Company's ability to withdraw from the overseas deposit funds is restricted by an annual and quarterly funding and release process for Lloyd's market participants.
The Company's maximum exposure to any of these alternative investments is limited to the amount invested and any remaining capital commitments. Refer to Note 15, "Commitments and contingencies," for further details. As at June 30, 2016, the Company does not have any plans to sell any of the other investments listed above.
(c)Net investment income
Net investment income was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Managed investments
Fixed maturities and short-term investments	$30,621	$29,433	$58,638	$57,106
Other investments	8,026	4,014	8,898	7,202
Restricted cash, cash and cash equivalents	380	427	1,245	843
Securities lending income	12	6	17	9
Total gross investment income	39,039	33,880	68,798	65,160
Investment expenses	(2,190)	(2,026)	(4,026)	(3,870)
Total managed net investment income	$36,849	$31,854	$64,772	$61,290
Non managed investments
Fixed maturities and short-term investments	$1,977	$1,733	$3,272	$3,307
Restricted cash, cash and cash equivalents	431	24	674	43
Total non-managed net investment income	2,408	1,757	3,946	3,350
Total net investment income	$39,257	$33,611	$68,718	$64,640

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Managed net investment income from other investments includes distributed and undistributed net income from certain investment funds.

(d)	Net realized gains and change in net unrealized gains (losses) on investments
The following represents an analysis of net realized gains and the change in net unrealized gains (losses) on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Managed fixed maturities, short-term and other investments
Gross realized gains	$3,306	$6,140	$6,523	$12,449
Gross realized (losses)	(786)	(4,036)	(5,089)	(6,165)
Net realized gains on investments	2,520	2,104	1,434	6,284
Change in net unrealized gains (losses) on investments	30,052	(33,926)	77,130	743
Total net realized and change in net unrealized gains (losses) on managed investments	$32,572	$(31,822)	$78,564	$7,027
Non-managed fixed maturities, short-term and other investments
Gross realized gains	$204	$140	$715	$140
Gross realized (losses)	—	—	(9)	(11)
Net realized gains on investments	204	140	706	129
Change in net unrealized (losses) on investments	1,376	(750)	1,742	(2,192)
Total net realized and change in net unrealized (losses) on non-managed investments	1,580	(610)	2,448	(2,063)
Total net realized and change in net unrealized gains (losses) on total investments	$34,152	$(32,432)	$81,012	$4,964

(e)	Pledged investments
The following tables outline investments and cash pledged as collateral under the Company's credit facilities. For further details on the credit facilities, please refer to Note 13, “Debt and financing arrangements.”

	June 30, 2016
Description	Commitment	Issued and Outstanding	Investments and cash pledged as collateral
$85,000 syndicated unsecured letter of credit facility	$85,000	$—	$—
$300,000 syndicated secured letter of credit facility	300,000	105,575	151,166
$24,000 secured bi-lateral letter of credit facility	24,000	11,805	48,380
AlphaCat Re secured letter of credit facility	20,000	20,000	30,191
IPC bi-lateral facility	25,000	5,666	—
$236,000 Flagstone bi-lateral facility	236,000	195,622	322,520
Total	$690,000	$338,668	$552,257

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
In addition, $4,687,599 of cash and cash equivalents, restricted cash, short-term investments and fixed maturity investments were pledged during the normal course of business as at June 30, 2016 (December 31, 2015: $4,056,788). Of those, $4,564,394 were held in trust (December 31, 2015: $4,007,215). Pledged assets are generally for the benefit of the Company's cedants and policyholders, to support AlphaCat's fully collateralized reinsurance transactions and to facilitate the accreditation of Validus Reinsurance, Ltd., Validus Reinsurance (Switzerland) Ltd. ("Validus Re Swiss") and Talbot as an alien insurer/reinsurer by certain regulators.
During December 2014, Validus Reinsurance, Ltd. established a Multi-Beneficiary Reinsurance Trust ("MBRT") to collateralize its (re)insurance liabilities associated with and for the benefit of U.S. domiciled cedants, and was approved as a trusteed reinsurer in the State of New Jersey. As a result, cedants domiciled in that state will receive automatic credit in their regulatory filings for the reinsurance provided prospectively by the Company. As of June 30, 2016, Validus Reinsurance, Ltd. was approved as a trusteed reinsurer in 48 states as well as Puerto Rico and the District of Columbia. In addition, Validus Re Swiss established a MBRT in December 2015 and was approved as a trusteed reinsurer in 9 states as at June 30, 2016.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At June 30, 2016, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Fair value based on NAV practical expedient	Total
Managed investments
U.S. government and government agency	$—	$931,803	$—	$—	$931,803
Non-U.S. government and government agency	—	215,250	—	—	215,250
U.S. states, municipalities and political subdivisions	—	285,412	—	—	285,412
Agency residential mortgage-backed securities	—	676,783	—	—	676,783
Non-agency residential mortgage-backed securities	—	23,389	—	—	23,389
U.S. corporate	—	1,556,047	—	—	1,556,047
Non-U.S. corporate	—	364,406	—	—	364,406
Bank loans	—	353,914	243,148	—	597,062
Asset-backed securities	—	416,957	12,383	—	429,340
Commercial mortgage-backed securities	—	314,033	—	—	314,033
Total fixed maturities	—	5,137,994	255,531	—	5,393,525
Short-term investments	186,276	3,352	—	—	189,628
Other investments
Fund of hedge funds	—	—	—	959	959
Hedge funds	—	—	—	18,625	18,625
Private equity investments	—	—	—	73,306	73,306
Investment funds	—	22,335	—	181,536	203,871
Overseas deposits	—	—	—	55,301	55,301
Mutual funds	—	7,464	—	—	7,464
Total other investments	—	29,799	—	329,727	359,526
Total managed investments	$186,276	$5,171,145	$255,531	$329,727	$5,942,679
Non-managed investments
Catastrophe bonds	$—	$120,543	$37,518	$—	$158,061
Short-term investments	2,180,026	—	—	—	2,180,026
Total non-managed investments	2,180,026	120,543	37,518	—	2,338,087
Total investments	$2,366,302	$5,291,688	$293,049	$329,727	$8,280,766

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
At June 30, 2016, managed Level 3 investments totaled $255,531 (December 31, 2015: $232,337), representing 4.3% (December 31, 2015: 3.9%) of total managed investments.

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
Asset-backed securities
Asset backed securities include mostly investment-grade debt securities backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, student loans, credit card receivables, and collateralized loan obligations originated by a variety of financial institutions. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector. As the significant inputs used to price these securities are observable, the fair value of these investments are classified as Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. Broker-dealer quotes for which significant observable inputs are unable to be corroborated with market observable information are classified as Level 3.
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
Short-term investments
Short-term investments consist primarily of highly liquid securities, all with maturities of less than one year from the date of purchase. The fair value of the portfolio is generally determined using amortized cost which approximates fair value. As the highly liquid money market-type funds are actively traded, the fair value of these investments are classified as Level 1. To the extent that the remaining securities are not actively traded due to their approaching maturity, the fair value of these investments are classified as Level 2.
Other investments
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
Investment funds
Investment funds consist of one pooled investment, two structured securities funds and a mezzanine debt fund. The pooled investment is invested in fixed income securities with high credit ratings and is only open to Lloyd’s Trust Fund participants. The fair value of units in the investment fund is based on the NAV of the fund as reported by Lloyd’s Treasury & Investment Management. As the fund NAV is published, the fair value of this investment is classified as Level 2.
The structured securities funds invest across asset backed, residential mortgage backed and commercial mortgage backed securities, whereas the mezzanine debt fund invests in a portfolio of mezzanine securities which generally take the form of private debt securities with equity participation in connection with buyouts, recapitalizations and refinancings. The fair value of units in each fund is based on the NAV of the respective fund as reported by the independent fund administrator. The NAV for each fund is reported on a one or three month delay by the fund's administrator. The fair value of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy.

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
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	Bank Loans	Catastrophe Bonds	Asset Backed Securities	Total
Level 3 investments—beginning of period	$255,011	$37,105	$—	$292,116
Purchases	8,885	—	12,383	21,268
Settlements	(17,784)	—	—	(17,784)
Change in net unrealized (losses) gains	(2,964)	413	—	(2,551)
Transfers into Level 3 during the period	—	—	—	—
Transfers out of Level 3 during the period	—	—	—	—
Level 3 investments—end of period	$243,148	$37,518	$12,383	$293,049

	Three Months Ended June 30, 2015
	Bank Loans	Catastrophe Bonds	Total
Level 3 investments—beginning of period	$86,533	$15,500	$102,033
Purchases	43,791	—	43,791
Sales	(929)	(2,000)	(2,929)
Settlements	(4,203)	—	(4,203)
Change in net unrealized losses	(210)	—	(210)
Transfers into Level 3 during the period	—	—	—
Transfers out of Level 3 during the period	—	—	—
Level 3 investments—end of period	$124,982	$13,500	$138,482

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2016
	Bank Loans	Catastrophe Bonds	Asset Backed Securities	Total
Level 3 investments—beginning of period	$232,337	$13,500	$—	$245,837
Purchases	50,988	23,272	12,383	86,643
Sales	(2,389)	—	—	(2,389)
Settlements	(34,033)	(125)	—	(34,158)
Change in net unrealized (losses) gains	(3,755)	871	—	(2,884)
Transfers into Level 3 during the period	—	—	—	—
Transfers out of Level 3 during the period	—	—	—	—
Level 3 investments—end of period	$243,148	$37,518	$12,383	$293,049

	Six Months Ended June 30, 2015
	Bank Loans	Catastrophe Bonds	Total
Level 3 investments—beginning of period	$32,748	$17,500	$50,248
Purchases	101,966	—	101,966
Sales	(929)	(3,989)	(4,918)
Settlements	(8,198)	—	(8,198)
Net realized losses	—	(11)	(11)
Change in net unrealized losses	(605)	—	(605)
Transfers into Level 3 during the period	—	—	—
Transfers out of Level 3 during the period	—	—	—
Level 3 investments—end of period	$124,982	$13,500	$138,482
There have not been any transfers into or out of Level 3 during the three and six months ended June 30, 2016 or 2015, respectively.

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
During the six months ended June 30, 2016, one of the AlphaCat ILS funds issued both common shares and structured notes to the Company and other third party investors in order to capitalize the fund. The fund deploys its capital through AlphaCat Re; therefore, the structured notes do not have a stated maturity date or principal amount since repayment is dependent on the settlement and income or loss of the variable funding notes with AlphaCat Re. The structured notes rank senior to the common shares and earn an interest rate of 8.0% per annum, payable on a cumulative basis in arrears.

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
The following table presents a reconciliation of the beginning and ending notes payable to AlphaCat investors for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of period	$261,793	$61,717	$323,510
Issuance of notes payable to AlphaCat investors	102,817	32,609	135,426
Redemption of notes payable to AlphaCat investors	(88,079)	—	(88,079)
Foreign exchange losses	125	—	125
Notes payable to AlphaCat investors, end of period	$276,656	$94,326	$370,982

	Six Months Ended June 30, 2016
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of period	$75,493	$—	$75,493
Issuance of notes payable to AlphaCat investors	298,105	94,326	392,431
Redemption of notes payable to AlphaCat investors	(97,684)	—	(97,684)
Foreign exchange losses	742	—	742
Notes payable to AlphaCat investors, end of period	$276,656	$94,326	$370,982
The income attributable to AlphaCat investors was $6,114 and $10,714 for the three and six months ended June 30, 2016, respectively, with $13,126 included in accounts payable and accrued expenses as at June 30, 2016 (December 31, 2015: $2,412).
BetaCat ILS funds
The BetaCat ILS funds invest exclusively in catastrophe bonds (principal-at-risk variable rate notes and other event-linked securities, being referred to collectively as “Cat Bonds”) focused on property and casualty risk issued under Rule 144A of the Securities Act of 1933, as amended, following a passive buy-and-hold investment strategy. One of the funds is a VIE and is consolidated by the Company as it is the primary beneficiary. The remaining funds are VOEs and are consolidated by the Company as it owns all of the voting equity interests. The Company's maximum exposure to any of the funds is the amount of capital invested at any given time.
The following table presents the total assets and total liabilities of the Company’s consolidated VIEs, excluding intercompany eliminations, as at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
AlphaCat sidecars	$47,693	$10,468	$206,581	$14,804
AlphaCat ILS funds - Lower Risk (a)	1,544,346	129,842	1,268,070	143,371
AlphaCat ILS funds - Higher Risk (a)	701,348	147,466	522,867	300,122
AlphaCat Re and AlphaCat Master Fund	2,431,907	2,431,737	1,615,779	1,615,609
BetaCat ILS funds	63,947	493	64,221	2,472

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
6. Investments in affiliates
The following table presents the Company's investments in affiliates as at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Investment affiliate	$99,278	$87,673
Operating affiliate	—	392
Investments in affiliates	$99,278	$88,065

(a)	Investment affiliate
Aquiline Financial Services Fund II L.P.
On December 20, 2011, the Company entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company ("Aquiline Capital") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "Aquiline II General Partner") pursuant to which the Company has assumed 100% of Aquiline Capital's interest in Aquiline Financial Services Fund II L.P. (the "Aquiline II Partnership") representing a total capital commitment of $50,000 (the "Aquiline II Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). The Transferred Interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement of the Fund dated January 9, 2013 (the "Aquiline II Limited Partnership Agreement").
On October 2, 2014, the Company assumed an additional investment in the Aquiline II Partnership as part of the Western World acquisition representing a total capital commitment of $10,000. This interest is also governed by the terms of the Aquiline II Limited Partnership Agreement.
The Aquiline II Partnership is a VIE and the Company is not the primary beneficiary. Therefore, the Company's investment in the Aquiline II Partnership has been treated as an equity method investment. The Aquiline II Partnership provides a quarterly capital account statement, with a three month delay in its valuation, which was used as the basis for calculating the Company's share of the Aquiline II Partnership income for the period.
In accordance with the terms of the Agreement, no limited partner has the right to withdraw from the Aquiline II Partnership or to withdraw any part of its capital account without prior consent from the Aquiline II General Partner. The Company's maximum exposure to the Aquiline II Partnership is limited to the amount invested and any remaining capital commitment. Refer to Note 15, "Commitments and contingencies," for further details.
Aquiline Financial Services Fund III L.P.
On November 7, 2014, the Company, entered into a Subscription Agreement (the "Subscription Agreement") with Aquiline Capital Partners III GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "Aquiline III General Partner") pursuant to which the Company committed and agreed to purchase limited partnership or other comparable limited liability equity interests (the "Limited Partnership Interests") in Aquiline Financial Services Fund III L.P., a Cayman Islands exempted limited partnership (the "Aquiline III Partnership"), and/or one or more Alternative Investment Vehicles and Intermediate Entities (together with the Aquiline III Partnership, the "Aquiline Fund" or the "Entities") with a capital commitment (the "Aquiline III Commitment") in an amount equal to $100,000, as a limited partner in the Aquiline III Partnership. The Limited Partnership Interests are governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of November 7, 2014 (the “Aquiline III Limited Partnership Agreement”).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Aquiline III Partnership is a VIE and the Company is not the primary beneficiary. Therefore, the Company's investment in the Aquiline III Partnership has been treated as an equity method investment. The Aquiline III Partnership provides a quarterly capital account statement, with a three month delay in its valuation, which was used as the basis for calculating the Company's share of Aquiline III Partnership income for the period.
In accordance with the terms of the Agreement, no limited partner has the right to withdraw from the Aquiline III Partnership or to withdraw any part of its capital account without prior consent from the Aquiline III General Partner. The Company's maximum exposure to the Aquiline III Partnership is limited to the amount invested and any remaining capital commitment. Refer to Note 15, "Commitments and contingencies," for further details.
The following table presents a reconciliation of the beginning and ending investment in the Company's investment affiliate balance for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment affiliate, beginning of period	$84,135	$85,982	$87,673	$63,506
Capital contributions	15,732	3,415	16,307	23,115
(Loss) income from investment affiliate	(589)	284	(4,702)	3,060
Investment affiliate, end of period	$99,278	$89,681	$99,278	$89,681
The following table presents the Company’s investment in the partnerships as at June 30, 2016:

	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline Financial Services Fund II L.P.	$56,479	—%	8.0%	$71,178
Aquiline Financial Services Fund III L.P.	$29,622	—%	10.5%	$28,100
Total	$86,101			$99,278
The following table presents the Company’s investment in the partnerships as at December 31, 2015:

	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline Financial Services Fund II L.P.	$55,904	—%	8.1%	$73,880
Aquiline Financial Services Fund III L.P.	13,890	—%	13.7%	13,793
Total	$69,794			$87,673

(b)	Operating affiliate
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
The following table presents a reconciliation of the beginning and ending investment in the Company's operating affiliate balance for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating affiliate, beginning of period	$369	$54,928	$392	$50,944
Return of investment	(369)	—	(369)	—
(Loss) income from operating affiliate	—	1,738	(23)	5,722
Operating affiliate, end of period	$—	$56,666	$—	$56,666

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the Company’s investment in PaCRe as at June 30, 2016:

	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Investment in PaCRe	$—	100.0%	10.0%	$—
The following table presents the Company’s investment in PaCRe as at December 31, 2015:

	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Investment in PaCRe	$392	100.0%	10.0%	$392

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
The following tables present a reconciliation of the beginning and ending balances of redeemable noncontrolling interest and noncontrolling interest for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	Redeemable noncontrolling interest	Noncontrolling interest	Total
Balance, beginning of period	$1,409,037	$157,223	$1,566,260
Issuance of shares	112,500	59,349	171,849
Income attributable to noncontrolling interest	17,230	3,963	21,193
Redemptions payable	(6,484)	—	(6,484)
Distributions	—	(8,381)	(8,381)
Balance, end of period	$1,532,283	$212,154	$1,744,437

	Three Months Ended June 30, 2015
	Redeemable noncontrolling interest	Noncontrolling interest	Total
Balance, beginning of period	$834,644	$151,583	$986,227
Issuance of shares	249,300	9,600	258,900
Income attributable to noncontrolling interest	17,462	5,099	22,561
Redemption of shares	(59,395)	—	(59,395)
Redemptions payable	(6,500)	—	(6,500)
Distributions	—	(12,759)	(12,759)
Balance, end of period	$1,035,511	$153,523	$1,189,034

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2016
	Redeemable noncontrolling interest	Noncontrolling interest	Total
Balance, beginning of period	$1,111,714	$154,662	$1,266,376
Issuance of shares	381,250	171,674	552,924
Income attributable to noncontrolling interest	45,803	12,921	58,724
Redemptions payable	(6,484)	—	(6,484)
Distributions	—	(127,103)	(127,103)
Balance, end of period	$1,532,283	$212,154	$1,744,437

	Six Months Ended June 30, 2015
	Redeemable noncontrolling interest	Noncontrolling interest	Total
Balance, beginning of period	$617,791	$292,274	$910,065
Issuance of shares	452,700	9,600	462,300
Income attributable to noncontrolling interest	30,915	9,824	40,739
Redemption of shares	(59,395)	—	(59,395)
Redemptions payable	(6,500)	—	(6,500)
Distributions	—	(158,175)	(158,175)
Balance, end of period	$1,035,511	$153,523	$1,189,034

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

8. Derivative instruments
The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures and interest rate exposures. As at June 30, 2016 and December 31, 2015, the Company held foreign currency forward contracts to mitigate the risk of fluctuations in the U.S. dollar against a number of foreign currencies. In addition, the Company held two interest rate swaps to fix the payment of interest on the Company's 2006 and 2007 Junior Subordinated Deferrable Debentures, as well as three interest rate swaps and one cross-currency interest rate swap to fix the payment of interest and mitigate the foreign exchange rate impact on Flagstone's 2006 and 2007 Junior Subordinated Deferrable Debentures.
As at June 30, 2016 and December 31, 2015, none of the Company's foreign currency forward contracts were designated as hedging instruments for accounting purposes.
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments for accounting purposes on the Consolidated Balance Sheets as at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
Derivatives not designated as hedging instruments:	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$297,275	$4,230	$4,746	$255,840	$2,601	$3,211

(a)
Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses, respectively, on the Consolidated Balance Sheets. The net impact on earnings, recognized in income within foreign exchange gains (losses) relating to the foreign currency forward contracts that were not designated as hedging instruments during the three and six months ended June 30, 2016 was $896 and ($1,117), respectively (2015: $nil and $nil, respectively). The net impact on earnings, recognized in income within other income (loss) relating to the foreign currency forward contracts that were not designated as hedging instruments during the three and six months ended June 30, 2016 were $84 and $120, respectively (2015: ($128) and ($127), respectively).

The following table summarizes information on the classification and amount of the fair value of derivatives designated as hedging instruments for accounting purposes on the Consolidated Balance Sheets as at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
Derivatives designated as hedging instruments:	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Interest rate swap contracts	$552,263	$20	$2,529	$552,263	$21	$1,942

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses, respectively, on the Consolidated Balance Sheets.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table provides the total impact on earnings, recognized in income within foreign exchange gains (losses), relating to the derivative instruments formally designated as fair value hedges for accounting purposes along with the impact of the related hedged items for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign currency forward contracts	2016	2015	2016	2015
Amount of loss recognized in income on derivative	$—	$(8,954)	$—	$(15,156)
Amount of gain on hedged item recognized in income attributable to risk being hedged	$—	$8,954	$—	$15,156
Amount of gain recognized in income on derivative (ineffective portion)	$—	$—	$—	$—

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
The following table provides the total impact on other comprehensive income (loss) and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
Interest rate swap contracts	2016	2015	2016	2015
Amount of effective portion recognized in other comprehensive income	$2,694	$2,846	$6,350	$6,886
Amount of effective portion subsequently reclassified to earnings	$(2,758)	$(3,236)	$(5,656)	$(6,475)
Amount of ineffective portion excluded from effectiveness testing	$64	$390	$(694)	$(411)
The above balances relate to interest payments and have therefore been classified as finance expenses in the Consolidated Statements of Comprehensive Income.

(d)	Balance sheet offsetting
There was no balance sheet offsetting activity as at June 30, 2016 or December 31, 2015.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

9. Reserve for losses and loss expenses
Reserves for losses and loss expenses are based in part upon the estimation of case reserves from broker, insured and ceding company reported data. The Company also uses statistical and actuarial methods to estimate ultimate expected losses and loss expenses, from which incurred but not reported losses can be calculated. The period of time from the occurrence of a loss to the reporting of a loss to the Company and to the settlement of the Company's liability may be several months or years. During this period, additional facts and trends may be revealed. As these factors become apparent, reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported reserves ("IBNR") to specific case reserves. These estimates are reviewed and adjusted regularly, and such adjustments, if any, are reflected in earnings in the period in which they become known. While management believes that it has made a reasonable estimate of ultimate losses, there can be no assurances that ultimate losses and loss expenses will not exceed this estimate.
The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reserve for losses and loss expenses, beginning of period	$2,980,300	$3,207,885	$2,996,567	$3,243,147
Loss reserves recoverable	(370,689)	(375,882)	(350,586)	(377,466)
Net reserves for losses and loss expenses, beginning of period	2,609,611	2,832,003	2,645,981	2,865,681
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	369,911	336,864	648,097	661,352
Prior years (a)	(62,781)	(70,718)	(116,520)	(154,277)
Total incurred losses and loss expenses (a)	307,130	266,146	531,577	507,075
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(45,882)	(28,965)	(61,655)	(42,065)
Prior years	(176,775)	(260,027)	(430,079)	(496,260)
Total net paid losses	(222,657)	(288,992)	(491,734)	(538,325)
Foreign exchange (gain) loss	(14,354)	6,841	(6,094)	(18,433)
Net reserve for losses and loss expenses, end of period	2,679,730	2,815,998	2,679,730	2,815,998
Loss reserves recoverable	442,987	376,665	442,987	376,665
Reserve for losses and loss expenses, end of period	$3,122,717	$3,192,663	$3,122,717	$3,192,663
Incurred losses and loss expenses comprise:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross losses and loss expenses (a)	$397,863	$303,771	$667,716	$568,567
Reinsurance recoverable	(90,733)	(37,625)	(136,139)	(61,492)
Net incurred losses and loss expenses (a)	$307,130	$266,146	$531,577	$507,075

(a)
Upon closing the acquisition of Western World, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $2,892 and $6,115, respectively, during the three and six months ended June 30, 2015, benefiting the loss ratio by 4.4 and 4.6 percentage points, respectively. The remaining fair value adjustment of $4,864 was fully amortized during 2015.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The June 30, 2016 gross reserves for losses and loss expenses comprise reserves for reported claims of $1,267,625 (December 31, 2015: $1,278,697) and IBNR of $1,855,092 (December 31, 2015: $1,717,870). The net favorable development on prior years by segment and line of business for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30, 2016
	Property	Marine	Specialty	Liability	Total
Validus Re	$(9,468)	$(10,018)	$(11,391)	$—	$(30,877)
Talbot	(10,094)	(8,928)	(9,306)	—	(28,328)
Western World	(1,582)	—	—	(1,576)	(3,158)
AlphaCat	(296)	—	(122)	—	(418)
Net favorable development	$(21,440)	$(18,946)	$(20,819)	$(1,576)	$(62,781)
The net favorable development of $62.8 million for the three months ended June 30, 2016 was primarily due to favorable development on attritional losses and prior year event and non-event reserves. The Validus Re and Western World segments experienced favorable development on prior years primarily due to favorable development on attritional losses; whereas, the Talbot segment experienced favorable development on prior years primarily due to favorable development on event and non-event reserves.

	Three Months Ended June 30, 2015
	Property	Marine	Specialty	Liability	Total
Validus Re	$(15,928)	$(11,099)	$(3,852)	$—	$(30,879)
Talbot	(16,683)	(13,810)	(5,093)	—	(35,586)
Western World (a)	(866)	—	—	(3,387)	(4,253)
Net favorable development (a)	$(33,477)	$(24,909)	$(8,945)	$(3,387)	$(70,718)

(a)
Upon closing the acquisition of Western World, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $2,892 during the three months ended June 30, 2015, benefiting the loss ratio by 4.4 percentage points. The remaining fair value adjustment of $4,864 was fully amortized during 2015.

The Validus Re segment experienced favorable development on prior years primarily due to favorable development on attritional losses; whereas, the Talbot segment experienced favorable development on prior years primarily due to favorable development on attritional losses and certain events, including the Thailand floods. The Western World segment experienced favorable development on prior years primarily due to the amortization of the fair value adjustment made at the acquisition date as well as favorable development on attritional losses.

	Six Months Ended June 30, 2016
	Property	Marine	Specialty	Liability	Total
Validus Re	$(32,300)	$(6,463)	$(17,798)	$—	$(56,561)
Talbot	(28,540)	(5,964)	(16,544)	—	(51,048)
Western World	(2,023)	—	—	(5,561)	(7,584)
AlphaCat	(477)	—	(850)	—	(1,327)
Net favorable development	$(63,340)	$(12,427)	$(35,192)	$(5,561)	$(116,520)
The net favorable development of $116.5 million for the six months ended June 30, 2016 was primarily attributable to net favorable development in the Validus Re, Talbot and Western World segments. The Validus Re net favorable development was primarily attributable to favorable development on attritional losses or non-event reserves; whereas Talbot's favorable development was due to favorable development on attritional losses along with favorable development on prior year event reserves. Western World's net favorable development was attributable to favorable development on attritional losses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2015
	Property	Marine	Specialty	Liability	Total
Validus Re	$(30,824)	$(15,669)	$(9,082)	$—	$(55,575)
Talbot	(37,435)	(36,324)	(13,514)	—	(87,273)
Western World (a)	(3,594)	—	—	(6,991)	(10,585)
AlphaCat	(844)	—	—	—	(844)
Net favorable development (a)	$(72,697)	$(51,993)	$(22,596)	$(6,991)	$(154,277)

(a)
Upon closing the acquisition of Western World, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $6,115 during the six months ended June 30, 2015, benefiting the loss ratio by 4.6 percentage points. The remaining fair value adjustment of $4,864 was fully amortized during 2015.

The Validus Re segment experienced favorable development on prior years primarily due to favorable development on attritional losses; whereas, the Talbot segment experienced favorable development on prior years primarily due to favorable development on attritional losses and certain events, including the Thailand floods. The Western World segment experienced favorable development on prior years primarily due to the amortization of the fair value adjustment made at the acquisition date as well as favorable development on attritional losses.
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
Credit risk
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better as rated by Standard & Poor's or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At June 30, 2016, 98.7% (December 31, 2015: 98.7%) of reinsurance recoverable (which includes loss reserves recoverable and recoverables on paid losses), inclusive of $291,536 of total IBNR recoverable (December 31, 2015: $214,863), were fully collateralized or from reinsurers rated A- or better.
Reinsurance recoverable by reinsurer as at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$391,076	83.1%	$303,108	81.1%
Other reinsurers’ balances > $1 million	70,763	15.0%	61,222	16.4%
Other reinsurers’ balances < $1 million	8,796	1.9%	9,327	2.5%
Total	$470,635	100.0%	$373,657	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2016
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Fully collateralized reinsurers	NR	$80,829	17.2%
Swiss Re	AA-	80,604	17.1%
Lloyd's Syndicates	A+	79,508	16.9%
Hannover Re	AA-	47,686	10.1%
Everest Re	A+	42,506	9.0%
Munich Re	AA-	18,161	3.9%
Transatlantic Re	A+	11,719	2.5%
Hamilton Re	A-	11,623	2.5%
National Indemnity Company	AA+	9,565	2.0%
Toa Re	A+	8,875	1.9%
Total		$391,076	83.1%

	December 31, 2015
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Swiss Re	AA-	$83,048	22.2%
Lloyd's Syndicates	A+	66,356	17.8%
Hannover Re	AA-	43,765	11.7%
Everest Re	A+	43,060	11.5%
Munich Re	AA-	18,707	5.0%
Transatlantic Re	A+	11,923	3.2%
Hamilton Re	A-	10,898	2.9%
National Indemnity Company	AA+	10,293	2.8%
XL Re	A+	8,728	2.3%
Toa Re	A+	6,330	1.7%
Total		$303,108	81.1%
At June 30, 2016 and December 31, 2015, the provision for uncollectible reinsurance relating to reinsurance recoverable was $5,025 and $4,997, respectively. To estimate this provision for uncollectible reinsurance, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied, especially in relation to ceded IBNR. The Company then uses default factors to determine the portion of a reinsurer’s balance deemed to be uncollectible. Default factors require considerable judgment and are determined in part using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

11. Share capital
The Company is authorized to issue up to an aggregate of 571,428,571 common and preferred shares with a par value of $0.175 per share.

(a)	Preferred shares
On June 13, 2016, the Company issued 6,000 shares of its 5.875% Non-Cumulative Preferred Shares, Series A (the "Series A Preferred Shares") (equivalent to 6,000,000 Depositary Shares, each of which represents a 1/1,000th interest in a Series A Preferred Share), $0.175 par value and $25,000 liquidation preference per share (equivalent to $25 per Depositary Share). The Series A Preferred Shares were registered and sold under the Securities Act of 1933, as amended, and were issued at a price to the public of $25,000 per share (equivalent to $25 per Depositary Share). After underwriting discounts and expenses, the Company received net proceeds of $144,852 which will be used for general corporate purposes.
The Depositary Shares, representing the Series A Preferred Shares, are traded on the New York Stock Exchange under the symbol “VRPRA.” The Series A Preferred Shares have no stated maturity date and are redeemable, in whole or in part, at the Company’s option on and after June 15, 2021, at a redemption price of $25,000 per Series A Preferred Share (equivalent to $25 per Depositary Share), plus declared and unpaid dividends. The Company may also redeem all, but not less than all, of the Series A Preferred Shares before the redemption date at a redemption price of $26,000 per share (equivalent to $26 per Depositary Share), plus declared and unpaid dividends, if the Company is required to submit a proposal to the holders of the Series A Preferred Shares concerning an amalgamation, consolidation, merger or other similar corporate transaction or change in Bermuda law. The Series A Preferred Shares may also be redeemed before the redemption date at a redemption price of $25,000 per Series A Preferred Share (equivalent to $25 per Depositary Share), plus declared and unpaid dividends, in whole, if there is a change in tax law, or in whole or in part, in the case of a capital disqualification event.
Dividends on the Series A Preferred Shares, when, as and if declared by the Company’s Board of Directors or a duly authorized committee thereof, will accrue and be payable on the liquidation preference amount from the original issue date, on a non-cumulative basis, quarterly in arrears on each dividend payment date at an annual rate of 5.875%. The Company will be restricted from paying dividends on and repurchasing its common shares, unless certain dividend payments are made on the Series A Preferred Shares.
Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Shares and any parity shares are entitled to receive out of our assets available for distribution to shareholders, before any distribution is made to holders of common shares or other junior shares, a liquidating distribution in the amount of $25,000 per Series A Preferred Share (equivalent to $25 per Depositary Share) plus declared and unpaid dividends. Distributions will be made pro rata in accordance with the respective aggregate liquidation preferences of the Series A Preferred Shares and any parity shares and only to the extent of our assets, if any, that are available after satisfaction of all liabilities to creditors.
Holders of the Series A Preferred Shares have no voting rights, except with respect to certain fundamental changes in the terms of the Series A Preferred Shares and in the case of certain dividend non-payments or as otherwise required by Bermuda law or the Company’s bye-laws.
The following table is a summary of the Preferred shares issued and outstanding:

Preferred Shares
Preferred shares issued and outstanding, December 31, 2015	—
Preferred shares issued	6,000
Preferred shares issued and outstanding, June 30, 2016	6,000

(b)	Common Shares
The holders of common shares are entitled to receive dividends and are allocated one vote per share, provided that, if the controlled shares of any shareholder or group of related shareholders constitute more than 9.09 percent of the outstanding common shares of the Company, their voting power will be reduced to 9.09 percent.
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
The Company has repurchased 78,841,758 common shares for an aggregate purchase price of $2,620,814 from the inception of its share repurchase program to June 30, 2016. The Company had $403,587 remaining under its authorized share repurchase program as of June 30, 2016.
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
The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2015	160,570,772
Restricted share awards vested, net of shares withheld	601,890
Restricted share units vested, net of shares withheld	18,486
Options exercised	13,635
Performance share awards vested, net of shares withheld	48,088
Common shares issued, June 30, 2016	161,252,871
Treasury shares, June 30, 2016	(80,480,633)
Common shares outstanding, June 30, 2016	80,772,238

Common Shares
Common shares issued, December 31, 2014	155,554,224
Restricted share awards vested, net of shares withheld	609,654
Restricted share units vested, net of shares withheld	13,260
Options exercised	728,489
Warrants exercised	1,461,715
Direct issuance of common stock	639
Performance share awards vested, net of shares withheld	11,524
Common shares issued, June 30, 2015	158,379,505
Treasury shares, June 30, 2015	(75,083,710)
Common shares outstanding, June 30, 2015	83,295,795

(c)	Dividends
On May 5, 2016, the Company announced a quarterly cash dividend of $0.35 (2015: $0.32) per common share. This dividend was paid on June 30, 2016 to holders of record on June 15, 2016.
On February 2, 2016 the Company announced a quarterly cash dividend of $0.35 (2015: $0.32) per common share. This dividend was paid on March 31, 2016 to holders of record on March 15, 2016.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

12. Stock plans

(a)	Long Term Incentive Plan
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. The total number of shares reserved for issuance under the LTIP are 2,753,292 shares of which 1,256,215 shares remain available for issuance at June 30, 2016. The LTIP is administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

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
Activity with respect to options for the six months ended June 30, 2016 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2015	65,401	$7.74	$20.17
Options exercised	(14,044)	7.69	17.02
Options outstanding, June 30, 2016	51,357	$7.75	$21.03
Activity with respect to options for the six months ended June 30, 2015 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2014	1,160,057	$7.12	$17.74
Options exercised	(1,040,680)	7.26	16.86
Options outstanding, June 30, 2015	119,377	$5.94	$25.46

ii.	Restricted share awards
Restricted shares granted under the LTIP vest either pro rata or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses during the three and six months ended June 30, 2016 of $9,517 (2015: $8,653) and $18,646 (2015:$17,132), respectively. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to unvested restricted share awards for the six months ended June 30, 2016 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2015	2,739,446	$38.25
Restricted share awards granted	534,905	48.69
Restricted share awards vested	(783,523)	37.32
Restricted share awards forfeited	(8,317)	37.94
Restricted share awards outstanding, June 30, 2016	2,482,511	$40.79
Activity with respect to unvested restricted share awards for the six months ended June 30, 2015 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2014	2,858,711	$35.81
Restricted share awards granted	670,432	43.55
Restricted share awards vested	(781,704)	34.42
Restricted share awards forfeited	(51,818)	38.04
Restricted share awards outstanding, June 30, 2015	2,695,621	$38.09
At June 30, 2016, there were $76,049 (December 31, 2015: $69,143) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.6 years (December 31, 2015: 2.4 years).

iii.	Restricted share units
Restricted share units under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses during the three and six months ended June 30, 2016 of $377 (2015: $279) and $688 (2015: $541), respectively. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share units for the six months ended June 30, 2016 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2015	114,337	$38.47
Restricted share units granted	20,129	48.69
Restricted share units vested	(23,982)	38.18
Restricted share units issued in lieu of cash dividends	1,629	38.47
Restricted share units outstanding, June 30, 2016	112,113	$40.37

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
At June 30, 2016, there were $3,079 (December 31, 2015: $2,790) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.7 years (December 31, 2015: 2.6 years).

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
The Company recognized share compensation expenses during the three and six months ended June 30, 2016 of $833 (2015: $310) and $2,630 (2015: $623), respectively.
Activity with respect to unvested performance share awards for the six months ended June 30, 2016 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2015	172,594	$40.70
Performance share awards granted	121,844	48.69
Performance share awards vested	(57,581)	36.11
Performance share awards conversion adjustment	45,517	36.82
Performance share awards outstanding, June 30, 2016	282,374	$44.46
Activity with respect to unvested performance share awards for the six months ended June 30, 2015 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2014	106,369	$36.03
Performance share awards granted	81,569	45.03
Performance share awards vested	(15,344)	31.38
Performance share awards outstanding, June 30, 2015	172,594	$40.70
At June 30, 2016, there were $8,719 (December 31, 2015: $4,011) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 2.5 years (December 31, 2015: 2.1 years).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Total share compensation expenses
The breakdown of share compensation expenses by award type for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted share awards	$9,517	$8,653	$18,646	$17,132
Restricted share units	377	279	688	541
Performance share awards	833	310	2,630	623
Total	$10,727	$9,242	$21,964	$18,296

13. Debt and financing arrangements

(a)	Financing structure
The financing structure at June 30, 2016 was as follows:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	134,437	134,437	134,437
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	598,187	537,987	537,987
2010 Senior Notes due 2040	250,000	250,000	245,261
Total debentures and senior notes payable	848,187	787,987	783,248
$85,000 syndicated unsecured letter of credit facility	85,000	—	—
$300,000 syndicated secured letter of credit facility	300,000	105,575	—
$24,000 secured bi-lateral letter of credit facility	24,000	11,805	—
$20,000 AlphaCat Re secured letter of credit facility	20,000	20,000	—
$25,000 IPC bi-lateral facility	25,000	5,666	—
$236,000 Flagstone bi-lateral facility	236,000	195,622	—
Total credit and other facilities	690,000	338,668	—
Total debt and financing arrangements	$1,538,187	$1,126,655	$783,248

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The financing structure at December 31, 2015 was as follows:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	134,118	134,118	134,118
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	597,868	537,668	537,668
2010 Senior Notes due 2040	250,000	250,000	245,161
Total debentures and senior notes payable	847,868	787,668	782,829
$85,000 syndicated unsecured letter of credit facility	85,000	—	—
$300,000 syndicated secured letter of credit facility	300,000	235,540	—
$24,000 secured bi-lateral letter of credit facility	24,000	10,543	—
$20,000 AlphaCat Re secured letter of credit facility	30,000	30,000	—
$25,000 IPC bi-lateral facility	25,000	9,241	—
$236,000 Flagstone bi-lateral facility	236,000	193,764	—
Total credit and other facilities	700,000	479,088	—
Total debt and financing arrangements	$1,547,868	$1,266,756	$782,829

(a)	Indicates utilization of commitment amount, not necessarily drawn borrowings.

(b)	Senior notes and junior subordinated deferrable debentures
The following table summarizes the key terms of the Company's senior notes and junior subordinated deferrable debentures:

Description	Issuance date	Commitment	Maturity date	Interest Rate as at				Interest payments due
				Issuance Date		June 30, 2016
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	9.069%	(a)	5.831%	(e)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$134,437	September 15, 2036	3.540%	(b)	6.463%	(e)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	8.480%	(c)	5.180%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	3.000%	(b)	5.900%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	3.100%	(b)	5.983%	(e)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(d)	8.875%	(d)	Semi-annually in arrears

(a)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 3.550% thereafter, reset quarterly.

(b)	Floating interest rate of three-month LIBOR plus amount stated, reset quarterly.

(c)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 2.950% thereafter, reset quarterly.

(d)	Fixed interest rate.

(e)	Fixed interest rate as a result of interest rate swap contracts entered into by the Company.

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
Debt issuance costs are amortized to income over the life of the 2010 Senior Notes and are presented on a net basis within the senior notes payable balance in the Company's Consolidated Balance Sheets. There were no redemptions made during the three and six months ended June 30, 2016 and 2015.
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
Debt issuance costs for the 2006 and 2007 Junior Subordinated Deferrable Debentures were amortized to income over the five year optional redemption periods. They are redeemable at the Company's option at par. There were no redemptions made during the three and six months ended June 30, 2016 and 2015.
As part of the acquisition of Flagstone, the Company assumed junior subordinated deferrable debentures due 2036 and 2037 (respectively, the “Flagstone 2006 Junior Subordinated Deferrable Debentures” and “Flagstone 2007 Junior Subordinated Deferrable Debentures”). These debentures are redeemable quarterly at par. There were no redemptions made during the three and six months ended June 30, 2016 and 2015.
Future payments of principal of $537,987 on the debentures discussed above are all expected to be after 2021.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

As of June 30, 2016, there was $nil outstanding under the Five Year Unsecured Facility and $105,575 in outstanding letters of credit under the Five Year Secured Facility.
The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending June 30, 2015, to be increased quarterly by an amount equal to 25.0% of the Company’s consolidated net income (if positive) for such quarter plus 50.0% of the aggregate increases in the consolidated shareholders’ equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Reinsurance, Ltd. and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair). In addition, the Credit Facilities contain customary negative covenants applicable to the Company, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type. As of June 30, 2016, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.

ii.	$25,000 IPC bi-lateral facility
The Company assumed an existing evergreen letter of credit facility through the acquisition of IPC Holdings, Ltd. (the “IPC bi-lateral facility”). As of June 30, 2016, there were $5,666 outstanding letters of credit issued under the IPC bi-lateral facility (December 31, 2015: $9,241). As of June 30, 2016, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC bi-lateral facility.

iii.	$24,000 secured bi-lateral letter of credit facility
The Company is party to an evergreen secured bi-lateral letter of credit facility with Citibank Europe plc (the “Secured bi-lateral letter of credit facility”). As of June 30, 2016, $11,805 (December 31, 2015: $10,543) of letters of credit were outstanding under the Secured bi-lateral letter of credit facility. The Secured bi-lateral letter of credit facility has no fixed termination date and as of June 30, 2016, and throughout the reporting periods presented, the Company is in compliance with all covenants and restrictions under the Secured bi-lateral letter of credit facility.
iv.$20,000 AlphaCat Re secured letter of credit facility
During 2013, AlphaCat Re entered into a secured evergreen letter of credit facility with Comerica Bank. This facility provided for letters of credit issued by AlphaCat Re to be used to support its reinsurance obligations. During the three months ended June 30, 2016 the available amount under the facility was reduced to $20,000 from $30,000. As of June 30, 2016, $20,000 (December 31, 2015: $30,000) of letters of credit were outstanding under this facility. As of June 30, 2016, and throughout the reporting periods presented, AlphaCat Re was in compliance with all covenants and restrictions under the AlphaCat Re secured letter of credit facility.

v.	$236,000 Flagstone bi-lateral facility
As part of the Flagstone Acquisition, the Company assumed an evergreen Letters of Credit Master Agreement between Citibank Europe plc and Flagstone Reassurance Suisse, S.A. (the “Flagstone Bi-Lateral Facility”). As of June 30, 2016, the Flagstone Bi-Lateral Facility had $195,622 (December 31, 2015: $193,764) letters of credit issued and outstanding. As of June 30, 2016, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Flagstone Bi-Lateral Facility.

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
Finance expenses consist of interest on the junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, credit facilities fees, bank charges, Talbot FAL facility and other charges and AlphaCat financing fees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
2006 Junior Subordinated Deferrable Debentures	$2,211	$2,211	$4,422	$4,398
2007 Junior Subordinated Deferrable Debentures	1,830	1,835	3,661	3,644
Flagstone 2006 Junior Subordinated Deferrable Debentures	2,244	2,243	4,489	4,461
Flagstone 2007 Junior Subordinated Deferrable Debentures	1,766	1,770	3,533	3,528
2010 Senior Notes due 2040	5,597	5,597	11,194	11,194
Credit facilities	235	1,193	896	2,900
Bank charges, Talbot FAL facility and other charges (a)	206	1,252	213	2,459
AlphaCat fees (b)	77	2,581	961	7,065
Total finance expenses	$14,166	$18,682	$29,369	$39,649

(a)
On November 30, 2015, the Company terminated its Funds-at-Lloyd’s Standby Letter of Credit Facility (the “Talbot FAL Facility”) provided and arranged by Lloyds Bank plc and ING Bank N.V., London Branch.

(b)	Includes finance expenses incurred by AlphaCat Managers Ltd. in relation to fund raising for the AlphaCat sidecars, the AlphaCat ILS funds and AlphaCat direct.
14. Accumulated other comprehensive loss
The changes in accumulated other comprehensive loss, by component for the three and six months ended June 30, 2016 and 2015 was as follows:

Three Months Ended June 30, 2016	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance beginning of period, net of tax	$(13,862)	$251	$(1,827)	$(15,438)
Net current period other comprehensive loss, net of tax	(3,287)	479	64	(2,744)
Balance end of period, net of tax	$(17,149)	$730	$(1,763)	$(18,182)

Three Months Ended June 30, 2015	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance beginning of period, net of tax	$(11,137)	$(475)	$(1,029)	$(12,641)
Net current period other comprehensive loss, net of tax	2,763	422	390	3,575
Balance end of period, net of tax	$(8,374)	$(53)	$(639)	$(9,066)

Six Months Ended June 30, 2016	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance beginning of period, net of tax	$(11,834)	$334	$(1,069)	$(12,569)
Net current period other comprehensive loss, net of tax	(5,315)	396	(694)	(5,613)
Balance end of period, net of tax	$(17,149)	$730	$(1,763)	$(18,182)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Six Months Ended June 30, 2015	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance beginning of period, net of tax	$(8,118)	$(210)	$(228)	$(8,556)
Net current period other comprehensive loss, net of tax	(256)	157	(411)	(510)
Balance end of period, net of tax	$(8,374)	$(53)	$(639)	$(9,066)
15. Commitments and contingencies

(a)	Funds at Lloyd's
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
Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company's 2016 underwriting capacity at Lloyd's of £600,000, at the June 30, 2016 exchange rate of £1 equals $1.33 and assuming the maximum 3% assessment, the Company would be assessed approximately $23,940.

(c)	Investment affiliate commitments
As discussed in Note 6, "Investments in affiliates," on December 20, 2011, the Company entered into an Assignment and Assumption Agreement with Aquiline Capital Partners LLC, pursuant to which it assumed total capital commitments of $50,000 in respect of the Aquiline II Partnership. The Company’s remaining commitment at June 30, 2016 was $2,934 (December 31, 2015: $3,413).
On October 2, 2014, the Company assumed an additional investment in the Aquiline II Partnership as part of the Western World acquisition, representing a total capital commitment of $10,000. The Company's remaining capital commitment at June 30, 2016 was $587 (December 31, 2015: $683).
On November 7, 2014, the Company entered into a Subscription Agreement with the Aquiline III General Partner, pursuant to which it assumed total capital commitments of $100,000 in respect of the Aquiline III Partnership. The Company’s remaining commitment at June 30, 2016 was $70,379 (December 31, 2015: $86,110).

(d)	AlphaCat commitments
On December 29, 2014, the Company entered into an agreement with an AlphaCat ILS fund pursuant to which it assumed total capital commitments of $20,000. On December 29, 2015, the Company assumed an additional capital commitment of $20,000. The Company’s remaining commitment at June 30, 2016 was $nil (December 31, 2015: $10,000).
On December 30, 2015, the Company entered into an agreement with another AlphaCat ILS fund pursuant to which it assumed total capital commitments of $25,000. The Company’s remaining commitment at June 30, 2016 was $nil (December 31, 2015: $9,536).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(e)	Fixed maturity commitments
At June 30, 2016, the Company had an outstanding commitment to participate in certain secured loan facilities through participation agreements with an established loan originator. The undrawn amount under the revolver facility participations as at June 30, 2016 was $29,726 (December 31, 2015: $34,888).
During 2016, the Company entered into a loan commitment of $25,000 of which the remaining unfunded commitment as at June 30, 2016 was $4,588.

(f)	Other investment commitments
At June 30, 2016, the Company had capital commitments in certain other investments of $308,000 (December 31, 2015: $263,000). The Company's remaining commitment to these investments at June 30, 2016 was $198,265 (December 31, 2015: $185,548).
16. Related party transactions
The transactions listed below are classified as related party transactions as principals and/or directors of each counterparty are members of the Company's board of directors.
Aquiline Capital Partners, LLC and its related companies ("Aquiline"), which own 828,458 shares in the Company, have two employees on the Company's Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. ("Group Ark"). Christopher E. Watson, a director of the Company, serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three and six months ended June 30, 2016 of $65 (2015: $526) and $1,971 (2015: $2,396), respectively with $1,041 included in premiums receivable at June 30, 2016 (December 31, 2015: $82). The Company also recognized reinsurance premiums ceded during the three and six months ended June 30, 2016 of $(17) (2015: $(28)) and $nil (2015: $1), respectively and had reinsurance balances payable of $4 at June 30, 2016 (December 31, 2015: $4). The Company recorded $748 of loss reserves recoverable at June 30, 2016 (December 31, 2015: $790). Earned premium adjustments were recorded during the three and six months ended June 30, 2016 of $473 (2015: $534) and $999 (2015: $1,317), respectively.
On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. ("Conning") to manage a portion of the Company's investment portfolio. Aquiline acquired Conning on June 16, 2009. Jeffrey W. Greenberg, a director of the Company, serves as a director of Conning Holdings Corp., the parent company of Conning. During the three months ended September 30, 2015, Aquiline disposed of its investment in Conning. Therefore, effective September 30, 2015, Conning was no longer a related party. Investment management fees earned by Conning for the three and six months ended June 30, 2015 were $120 and $405, respectively.
On December 20, 2011, the Company entered into an Agreement with Aquiline Capital and Aquiline II General Partner pursuant to which the Company has assumed 100% of Aquiline Capital's interest in the Aquiline II Partnership representing a total capital commitment of $50,000 (the "Aquiline II Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). On October 2, 2014, the Company assumed an additional investment in the Aquiline II Partnership as part of the Western World acquisition representing a total capital commitment of $10,000. Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital. For both the three and six months ended June 30, 2016, the Company incurred $440 in partnership fees (2015:$489 and $937, respectively) and made capital contributions of $nil and $575 (2015: $3,415 and $8,977), respectively.
On November 7, 2014, the Company entered into a Subscription Agreement (the "Subscription Agreement") with the Aquiline III General Partner pursuant to which the Company is committing and agreeing to purchase limited partnership or other comparable limited liability equity interests (the "Limited Partnership Interests") in the "Aquiline III Partnership, and/or one or more Alternative Investment Vehicles and Intermediate Entities (together with the Aquiline III Partnership, the "Fund" or the "Entities") with a capital commitment (the "Aquiline III Commitment") in an amount equal to $100,000, as a limited partner in the Aquiline III Partnership. For both the three and six months ended June 30, 2016, the Company incurred $575 in partnership fees (2015: $369 and $1,239, respectively) and made capital contributions of $15,732 (2015: $nil and $14,138, respectively).
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
17. Earnings per share
The following table sets forth the computation of basic and earnings per diluted share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic earnings per share
Net income available to Validus common shareholders	94,963	65,790	261,773	239,201
Less: Dividends on outstanding warrants	—	(1,081)	—	(2,486)
Net income allocated to Validus common shareholders	$94,963	$64,709	$261,773	$236,715

Weighted average number of common shares outstanding	81,950,833	84,003,549	82,386,047	83,627,396

Basic earnings per share available to Validus common shareholders	$1.16	$0.77	$3.18	$2.83

Earnings per diluted share
Net income available to Validus common shareholders	94,963	65,790	261,773	239,201
Less: Dividends on outstanding warrants	—	—	—	—
Net income allocated to Validus common shareholders	$94,963	$65,790	$261,773	$239,201

Weighted average number of common shares outstanding	81,950,833	84,003,549	82,386,047	83,627,396
Share equivalents:
Warrants	—	2,073,231	—	2,409,149
Stock options	33,796	50,160	34,837	261,792
Unvested restricted shares	1,388,374	1,186,214	1,364,775	1,149,805
Weighted average number of diluted common shares outstanding	83,373,003	87,313,154	83,785,659	87,448,142

Earnings per diluted share available to Validus common shareholders	$1.14	$0.75	$3.12	$2.74
Share equivalents that would result in the issuance of common shares of 507,262 (2015: 630,174) and 253,631 (2015: 315,410) were outstanding for the three and six months ended June 30, 2016, respectively, but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and "Corporate and Investments":

	Three Months Ended June 30,		Six Months Ended June 30,
Validus Re Segment Information	2016	2015	2016	2015
Underwriting revenues
Gross premiums written	$285,810	$297,420	$977,478	$1,009,113
Reinsurance premiums ceded	(3,196)	(19,378)	(95,691)	(133,155)
Net premiums written	282,614	278,042	881,787	875,958
Change in unearned premiums	(35,492)	(13,492)	(390,834)	(358,320)
Net premiums earned	247,122	264,550	490,953	517,638
Other insurance related income (loss)	150	434	(165)	749
Total underwriting revenues	247,272	264,984	490,788	518,387

Underwriting deductions
Losses and loss expenses	132,139	123,405	215,007	236,533
Policy acquisition costs	42,564	43,826	84,823	85,920
General and administrative expenses	17,872	18,781	35,051	38,290
Share compensation expenses	2,775	2,396	5,676	4,974
Total underwriting deductions	195,350	188,408	340,557	365,717

Underwriting income	$51,922	$76,576	$150,231	$152,670

Selected ratios:
Net premiums written / Gross premiums written	98.9%	93.5%	90.2%	86.8%

Losses and loss expenses	53.5%	46.6%	43.8%	45.7%

Policy acquisition costs	17.2%	16.6%	17.3%	16.6%
General and administrative expenses (a)	8.4%	8.0%	8.3%	8.4%
Expense ratio	25.6%	24.6%	25.6%	25.0%
Combined ratio	79.1%	71.2%	69.4%	70.7%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
Talbot Segment Information	2016	2015	2016	2015
Underwriting revenues
Gross premiums written	$296,067	$293,046	$562,384	$563,123
Reinsurance premiums ceded	(27,161)	(37,246)	(114,619)	(128,321)
Net premiums written	268,906	255,800	447,765	434,802
Change in unearned premiums	(67,357)	(50,362)	(39,424)	(6,775)
Net premiums earned	201,549	205,438	408,341	428,027
Other insurance related income	279	40	290	94
Total underwriting revenues	201,828	205,478	408,631	428,121

Underwriting deductions
Losses and loss expenses	109,310	95,970	209,411	174,098
Policy acquisition costs	43,613	47,659	87,956	96,763
General and administrative expenses	39,061	35,555	77,596	72,049
Share compensation expenses	3,270	3,024	6,792	5,981
Total underwriting deductions	195,254	182,208	381,755	348,891

Underwriting income	$6,574	$23,270	$26,876	$79,230

Selected ratios:
Net premiums written / Gross premiums written	90.8%	87.3%	79.6%	77.2%

Losses and loss expenses	54.2%	46.7%	51.3%	40.7%

Policy acquisition costs	21.6%	23.2%	21.5%	22.6%
General and administrative expenses (a)	21.1%	18.8%	20.7%	18.2%
Expense ratio	42.7%	42.0%	42.2%	40.8%
Combined ratio	96.9%	88.7%	93.5%	81.5%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
Western World Segment Information	2016	2015	2016	2015
Underwriting revenues
Gross premiums written	$86,971	$79,554	$150,930	$136,501
Reinsurance premiums ceded	(5,006)	(5,441)	(9,145)	(8,674)
Net premiums written	81,965	74,113	141,785	127,827
Change in unearned premiums	(16,309)	(8,995)	(14,630)	5,173
Net premiums earned	65,656	65,118	127,155	133,000
Other insurance related income	189	276	477	539
Total underwriting revenues	65,845	65,394	127,632	133,539

Underwriting deductions
Losses and loss expenses	44,229	46,771	83,875	97,288
Policy acquisition costs	15,410	9,617	29,610	13,896
General and administrative expenses	11,458	8,923	23,533	19,550
Share compensation expenses	542	494	1,123	971
Total underwriting deductions	71,639	65,805	138,141	131,705

Underwriting (loss) income	$(5,794)	$(411)	$(10,509)	$1,834

Selected ratios:
Net premiums written / Gross premiums written	94.2%	93.2%	93.9%	93.6%

Losses and loss expenses	67.4%	71.8%	66.0%	73.1%

Policy acquisition costs	23.5%	14.8%	23.3%	10.5%
General and administrative expenses (a)	18.2%	14.5%	19.3%	15.4%
Expense ratio	41.7%	29.3%	42.6%	25.9%
Combined ratio	109.1%	101.1%	108.6%	99.0%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
AlphaCat Segment Information (a)	2016	2015	2016	2015
Revenues
Third party	$3,091	$4,323	$7,818	$8,860
Related party	328	1,134	1,219	2,320
Total revenues	3,419	5,457	9,037	11,180

Expenses
General and administrative expenses	2,751	2,330	4,233	4,759
Share compensation expenses	133	150	274	299
Finance expenses	75	2,534	883	6,962
Foreign exchange losses	4	15	12	2
Total expenses	2,963	5,029	5,402	12,022

Income (loss) before investments from AlphaCat Funds and Sidecars	456	428	3,635	(842)

Investment income (loss) from AlphaCat Funds and Sidecars (b)
AlphaCat Sidecars	541	1,273	665	2,441
AlphaCat ILS Funds - Lower Risk (c)	2,075	1,894	4,582	3,180
AlphaCat ILS Funds - Higher Risk (c)	692	2,376	3,128	4,801
BetaCat ILS Funds	1,113	60	1,676	234
PaCRe	—	1,738	(23)	5,722
Total investment income from AlphaCat Funds and Sidecars	4,421	7,341	10,028	16,378

Validus' share of AlphaCat income	$4,877	$7,769	$13,663	$15,536

Supplemental information:

Gross premiums written
AlphaCat Sidecars	$(14)	$3,241	$(66)	$43,347
AlphaCat ILS Funds - Lower Risk (c)	50,234	45,687	110,192	88,435
AlphaCat ILS Funds - Higher Risk (c)	42,010	13,867	138,330	32,818
AlphaCat Direct (d)	6,675	—	17,797	—
Total gross premiums written	$98,905	$62,795	$266,253	$164,600

(a)	The results of AlphaCat are presented on an asset manager basis, which is non-GAAP. A reconciliation of segmental income to net income available to Validus is included in the tables below.

(b)	The investment income from the AlphaCat funds and sidecars is based on equity accounting.

(c)
Lower risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of less than 7%, whereas higher risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of greater than 7%. Expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit.

(d)	AlphaCat Direct includes direct investments from third party investors in AlphaCat Re.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
Corporate and Investment Information	2016	2015	2016	2015
Investment income
Net investment income (a)	$36,849	$31,854	$64,772	$61,290

Operating expenses
General and administrative expenses	17,872	17,092	34,055	32,698
Share compensation expenses	4,007	3,178	8,099	6,071
Finance expenses (a)	13,979	15,144	28,320	30,480
Dividends on preferred shares	—	—	—	—
Tax expense (benefit)	1,706	2,549	(412)	5,114
Total operating expenses	37,564	37,963	70,062	74,363

Other items
Net realized gains on investments (a)	2,520	2,104	1,434	6,284
Change in net unrealized gains (losses) on investments (a)	30,052	(33,926)	77,130	743
(Loss) income from investment affiliate	(589)	284	(4,702)	3,060
Foreign exchange gains (losses) (a)	6,621	(3,237)	12,695	(6,693)
Other income (loss)	79	(608)	756	(608)
Total other items	38,683	(35,383)	87,313	2,786

Total Corporate and Investment Information	$37,968	$(41,492)	$82,023	$(10,287)

(a)	These items exclude the components which are included in Validus' share of AlphaCat and amounts which are consolidated from VIEs.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables reconcile the results of our operating segments and "Corporate & Investments" to the Consolidated results of the Company for the periods indicated:

	Three Months Ended June 30, 2016
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat & Consolidated Variable Interest Entities	Corporate & Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$285,810	$296,067	$86,971	$98,905		$(3,711)	$764,042
Reinsurance premiums ceded	(3,196)	(27,161)	(5,006)	(4,577)		3,711	(36,229)
Net premiums written	282,614	268,906	81,965	94,328		—	727,813
Change in unearned premiums	(35,492)	(67,357)	(16,309)	(34,932)		—	(154,090)
Net premiums earned	247,122	201,549	65,656	59,396		—	573,723
Other insurance related income (loss)	150	279	189	3,401		(3,274)	745
Total underwriting revenues	247,272	201,828	65,845	62,797		(3,274)	574,468

Underwriting deductions
Losses and loss expenses	132,139	109,310	44,229	21,452		—	307,130
Policy acquisition costs	42,564	43,613	15,410	6,530		(151)	107,966
General and administrative expenses	17,872	39,061	11,458	6,561	17,872	(3,136)	89,688
Share compensation expenses	2,775	3,270	542	133	4,007	—	10,727
Total underwriting deductions	195,350	195,254	71,639	34,676	21,879	(3,287)	515,511

Underwriting income (loss)	$51,922	$6,574	$(5,794)	$28,121	$(21,879)	$13	$58,957

Other items (a)				1,058	22,998		24,056
Dividends on preferred shares					—		—
Net investment income				3,005	36,849	(597)	39,257
(Income) attributable to AlphaCat investors				(6,114)	—		(6,114)
Net (income) attributable to noncontrolling interest				(21,193)	—		(21,193)
Segmental income (loss)	$51,922	$6,574	$(5,794)	$4,877	$37,968	$(584)

Net income available to Validus common shareholders							$94,963

(a)
Other items includes finance expenses, tax expenses, foreign exchange gains (losses), net realized and change in net unrealized gains (losses) on investments, income from investment and operating affiliates and other income (loss).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30, 2015
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat & Consolidated Variable Interest Entities	Corporate & Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$297,420	$293,046	$79,554	$62,795		$(6,647)	$726,168
Reinsurance premiums ceded	(19,378)	(37,246)	(5,441)	—		6,647	(55,418)
Net premiums written	278,042	255,800	74,113	62,795		—	670,750
Change in unearned premiums	(13,492)	(50,362)	(8,995)	(25,213)		—	(98,062)
Net premiums earned	264,550	205,438	65,118	37,582		—	572,688
Other insurance related income (loss)	434	40	276	5,532		(5,574)	708
Total underwriting revenues	264,984	205,478	65,394	43,114		(5,574)	573,396

Underwriting deductions
Losses and loss expenses	123,405	95,970	46,771	—		—	266,146
Policy acquisition costs	43,826	47,659	9,617	3,742		(521)	104,323
General and administrative expenses	18,781	35,555	8,923	8,805	17,092	(5,131)	84,025
Share compensation expenses	2,396	3,024	494	150	3,178	—	9,242
Total underwriting deductions	188,408	182,208	65,805	12,697	20,270	(5,652)	463,736

Underwriting income (loss)	$76,576	$23,270	$(411)	$30,417	$(20,270)	$78	$109,660

Other items (a)				(1,844)	(53,076)		(54,920)
Dividends on preferred shares					—		—
Net investment income				1,757	31,854		33,611
(Income) attributable to AlphaCat investors				—	—		—
Net (income) attributable to noncontrolling interest				(22,561)	—		(22,561)
Segmental income (loss)	$76,576	$23,270	$(411)	$7,769	$(41,492)	$78

Net income available to Validus common shareholders							$65,790

(a)
Other items includes finance expenses, tax expenses, foreign exchange gains (losses), net realized and change in net unrealized gains (losses) on investments, income from investment and operating affiliates and other income (loss).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2016
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat & Consolidated Variable Interest Entities	Corporate & Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$977,478	$562,384	$150,930	$266,253		$(20,212)	$1,936,833
Reinsurance premiums ceded	(95,691)	(114,619)	(9,145)	(4,821)		20,212	(204,064)
Net premiums written	881,787	447,765	141,785	261,432		—	1,732,769
Change in unearned premiums	(390,834)	(39,424)	(14,630)	(142,890)		—	(587,778)
Net premiums earned	490,953	408,341	127,155	118,542		—	1,144,991
Other insurance related (loss) income	(165)	290	477	9,066		(8,187)	1,481
Total underwriting revenues	490,788	408,631	127,632	127,608		(8,187)	1,146,472

Underwriting deductions
Losses and loss expenses	215,007	209,411	83,875	23,284		—	531,577
Policy acquisition costs	84,823	87,956	29,610	12,687		83	215,159
General and administrative expenses	35,051	77,596	23,533	14,017	34,055	(8,356)	175,896
Share compensation expenses	5,676	6,792	1,123	274	8,099	—	21,964
Total underwriting deductions	340,557	381,755	138,141	50,262	42,154	(8,273)	944,596

Underwriting income (loss)	$150,231	$26,876	$(10,509)	$77,346	$(42,154)	$86	$201,876

Other items (a)				1,212	59,405		60,617
Dividends on preferred shares					—		—
Net investment income				4,543	64,772	(597)	68,718
(Income) attributable to AlphaCat investors				(10,714)	—		(10,714)
Net (income) attributable to noncontrolling interest				(58,724)	—		(58,724)
Segmental income (loss)	$150,231	$26,876	$(10,509)	$13,663	$82,023	$(511)

Net income available to Validus common shareholders							$261,773

(a)
Other items includes finance expenses, tax expenses, foreign exchange gains (losses), net realized and change in net unrealized gains (losses) on investments, income from investment and operating affiliates and other income (loss).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2015
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat & Consolidated Variable Interest Entities	Corporate & Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$1,009,113	$563,123	$136,501	$164,600		$(27,945)	$1,845,392
Reinsurance premiums ceded	(133,155)	(128,321)	(8,674)	(4,538)		27,945	(246,743)
Net premiums written	875,958	434,802	127,827	160,062		—	1,598,649
Change in unearned premiums	(358,320)	(6,775)	5,173	(90,149)		—	(450,071)
Net premiums earned	517,638	428,027	133,000	69,913		—	1,148,578
Other insurance related income (loss)	749	94	539	11,456		(11,190)	1,648
Total underwriting revenues	518,387	428,121	133,539	81,369		(11,190)	1,150,226

Underwriting deductions
Losses and loss expenses	236,533	174,098	97,288	(844)		—	507,075
Policy acquisition costs	85,920	96,763	13,896	7,177		(1,022)	202,734
General and administrative expenses	38,290	72,049	19,550	16,059	32,698	(10,386)	168,260
Share compensation expenses	4,974	5,981	971	299	6,071	—	18,296
Total underwriting deductions	365,717	348,891	131,705	22,691	38,769	(11,408)	896,365

Underwriting income (loss)	$152,670	$79,230	$1,834	$58,678	$(38,769)	$218	$253,861

Other items (a)				(5,753)	(32,808)		(38,561)
Dividends on preferred shares					—		—
Net investment income				3,350	61,290		64,640
(Income) attributable to AlphaCat investors				—	—		—
Net (income) attributable to noncontrolling interest				(40,739)	—		(40,739)
Segmental income (loss)	$152,670	$79,230	$1,834	$15,536	$(10,287)	$218

Net income available to Validus							$239,201

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Gross Premiums Written
	Three Months Ended June 30, 2016
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$129,087	$39,135	$86,971	$37,338	$(417)	$292,114	38.2%

Worldwide excluding United States (a)	16,975	30,028	—	6,496	(136)	53,363	7.0%
Australia and New Zealand	1,926	2,063	—	867	21	4,877	0.6%
Europe	3,267	6,855	—	(145)	216	10,193	1.3%
Latin America and Caribbean	5,992	27,597	—	—	(2,511)	31,078	4.1%
Japan	39,053	3,965	—	1,721	(7)	44,732	5.9%
Canada	1,821	2,470	—	223	(36)	4,478	0.6%
Rest of the world (b)	3,259	29,806	—	—	(457)	32,608	4.3%
Sub-total, non United States	72,293	102,784	—	9,162	(2,910)	181,329	23.8%
Worldwide including United States (a)	35,561	34,198	—	52,394	(380)	121,773	15.9%
Other locations non-specific (c)	48,869	119,950	—	11	(4)	168,826	22.1%
Total	$285,810	$296,067	$86,971	$98,905	$(3,711)	$764,042	100.0%

	Gross Premiums Written
	Three Months Ended June 30, 2015
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$171,006	$40,036	$79,554	$23,800	$(428)	$313,968	43.3%

Worldwide excluding United States (a)	12,322	30,231	—	2,173	69	44,795	6.2%
Australia and New Zealand	1,643	1,173	—	624	25	3,465	0.5%
Europe	16,282	10,584	—	1,073	(84)	27,855	3.8%
Latin America and Caribbean	7,684	28,693	—	—	(3,919)	32,458	4.5%
Japan	37,800	2,843	—	1,671	(45)	42,269	5.8%
Canada	597	2,299	—	294	(48)	3,142	0.4%
Rest of the world (b)	3,026	24,982	—	—	(294)	27,714	3.8%
Sub-total, non United States	79,354	100,805	—	5,835	(4,296)	181,698	25.0%
Worldwide including United States (a)	37,967	32,704	—	32,410	(2,021)	101,060	13.9%
Other locations non-specific (c)	9,093	119,501	—	750	98	129,442	17.8%
Total	$297,420	$293,046	$79,554	$62,795	$(6,647)	$726,168	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)
The Other locations non-specific category refers to business for which an analysis of exposure by geographic zone is not applicable since these exposures can span multiple geographic areas and, in some instances, are not fixed locations.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Gross Premiums Written
	Six Months Ended June 30, 2016
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$424,481	$65,245	$150,930	$62,729	$(1,555)	$701,830	36.2%

Worldwide excluding United States (a)	47,239	65,532	—	22,507	(611)	134,667	7.0%
Australia and New Zealand	6,849	4,375	—	4,949	(113)	16,060	0.8%
Europe	25,734	20,716	—	3,306	(708)	49,048	2.5%
Latin America and Caribbean	19,574	51,404	—	—	(5,537)	65,441	3.4%
Japan	39,925	4,582	—	3,221	(31)	47,697	2.5%
Canada	3,497	3,562	—	223	(87)	7,195	0.4%
Rest of the world (b)	19,947	57,290	—	—	(2,342)	74,895	3.9%
Sub-total, non United States	162,765	207,461	—	34,206	(9,429)	395,003	20.5%
Worldwide including United States (a)	147,338	62,652	—	167,767	(9,214)	368,543	19.0%
Other locations non-specific (c)	242,894	227,026	—	1,551	(14)	471,457	24.3%
Total	$977,478	$562,384	$150,930	$266,253	$(20,212)	$1,936,833	100.0%

	Gross Premiums Written
	Six Months Ended June 30, 2015
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$510,020	$68,094	$136,501	$36,945	$(1,882)	$749,678	40.7%

Worldwide excluding United States (a)	47,288	65,173	—	8,006	(933)	119,534	6.5%
Australia and New Zealand	11,507	3,049	—	624	(126)	15,054	0.8%
Europe	41,017	23,798	—	2,512	(904)	66,423	3.6%
Latin America and Caribbean	16,932	51,385	—	—	(7,813)	60,504	3.3%
Japan	39,184	3,597	—	1,671	(58)	44,394	2.4%
Canada	2,782	3,997	—	488	(124)	7,143	0.4%
Rest of the world (b)	21,680	47,988	—	—	(2,542)	67,126	3.6%
Sub-total, non United States	180,390	198,987	—	13,301	(12,500)	380,178	20.6%
Worldwide including United States (a)	122,811	54,498	—	110,304	(13,659)	273,954	14.8%
Other locations non-specific (c)	195,892	241,544	—	4,050	96	441,582	23.9%
Total	$1,009,113	$563,123	$136,501	$164,600	$(27,945)	$1,845,392	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)
The Other locations non-specific category refers to business for which an analysis of exposure by geographic zone is not applicable since these exposures can span multiple geographic areas and, in some instances, are not fixed locations.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

19. Subsequent events
Quarterly Dividend
On August 3, 2016, the Company announced a quarterly cash dividend of $0.35 per each common share, payable on September 30, 2016 to holders of record on September 15, 2016 and a cash dividend of $0.3753472 per depositary share on the outstanding Series A Preferred Shares, payable on September 15, 2016 to the holders of record on September 1, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company's consolidated results of operations for the three and six months ended June 30, 2016 and 2015 and the Company's consolidated financial condition, liquidity and capital resources as at June 30, 2016 and December 31, 2015. This discussion and analysis should be read in conjunction with the Company's unaudited Consolidated Financial Statements and notes thereto included in this filing and the Company's audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2015, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk, as well as management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
For a number of reasons, the Company's historical financial results may not accurately indicate future performance. See "Cautionary Note Regarding Forward-Looking Statements." The Risk Factors set forth in Part I Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 present a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
Executive Overview
The Company conducts its operations worldwide through four operating segments which have been determined under U.S. GAAP segment reporting to be Validus Re, Talbot, Western World, and AlphaCat. Validus Re is a Bermuda-based reinsurance segment focused on treaty reinsurance. Talbot is a specialty insurance segment, primarily operating within the Lloyd's insurance market through Syndicate 1183. Western World is a U.S. based specialty excess and surplus lines insurance segment operating within the U.S. commercial market. AlphaCat is a Bermuda based investment adviser managing capital for third parties and the Company in insurance linked securities and other property catastrophe and specialty reinsurance investments. The Company has a corporate function ("Corporate"), which includes the activities of the parent company, and which carries out certain functions for the group, including investment management. Corporate includes investment income on a managed basis and other non-segment expenses, predominantly general and administrative, stock compensation and finance expenses. The Company's corporate expenses, capital servicing and debt costs and investment results are presented separately within the non-segment discussion.
The Company’s strategy is to concentrate primarily on short-tail risks, which has been an area where management believes prices and terms provide an attractive risk-adjusted return and the management team has proven expertise. The Company’s profitability in any given period is based upon premium and investment revenues, less net losses and loss expenses, acquisition expenses and operating expenses. The Company's insurance and reinsurance portfolio, as measured by gross premium written, was comprised of 31% insurance and 69% reinsurance for the six months ended June 30, 2016 (2015: 33% insurance and 67% reinsurance), compared to 46% insurance and 54% reinsurance for the year ended December 31, 2015. The change in portfolio composition was driven primarily by the seasonality of reinsurance renewals. Financial results in the insurance and reinsurance industry are influenced by the frequency and/or severity of claims and losses, including as a result of catastrophic events, changes in interest rates, financial markets and general economic conditions, the supply of insurance and reinsurance capacity and changes in legal, regulatory and judicial environments.
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

During the January 2016 renewal season, the Validus Re and AlphaCat segments underwrote $610.5 million in gross premiums written (excluding U.S. agriculture premiums and net of intercompany eliminations between Validus Re and AlphaCat), an increase of 12.9% from the prior year renewal period. This increase was primarily driven by an increase in AlphaCat AUM and new business in the casualty and specialty lines, offset by non-renewed business in the property and marine lines due to rate reductions. The U.S. property lines experienced rate declines in the low single-digits, while rate declines in the international property lines were more challenging, with rates down closer to 10%. The marine lines experienced rate declines in the mid-single digits due to the worldwide reduction in oil prices. During the mid year 2016 renewal period, the U.S. property market saw a continuation of the rate trend observed at the January 1 renewals where rate declines were in the low single-digits. However, the rate environment in the international property market proved to be more challenging as market participants actively pursued diversification of exposure, often at the expense of profit, which resulted in average rate reductions of about 10%.
Business written by the Talbot and Western World segments is distributed more evenly throughout the year. Through June 30, 2016, the Talbot segment experienced a whole account rate decrease of approximately 6.2% driven primarily by decreases in energy classes. The Western World segment experienced a whole account rate increase of approximately 1.4% through June 30, 2016.
Financial Measures
The Company believes that the primary financial indicator for evaluating performance and measuring the overall growth in value generated for shareholders is book value per diluted common share. Book value per diluted common share plus accumulated dividends, together with other important financial indicators, is shown below:

	June 30, 2016	December 31, 2015
Book value per diluted common share plus accumulated dividends	$55.27	$52.49
Book value per diluted common share	$44.41	$42.33
Tangible book value per diluted common share	$40.65	$38.63
Book value per diluted common share plus accumulated dividends is considered by management to be the primary indicator of financial performance, as we believe growth in book value on a diluted basis, plus the dividends that have accumulated, ultimately translates into the return that a shareholder will receive. Book value per diluted common share plus accumulated dividends increased by $2.78, or 5.3%, from $52.49 at December 31, 2015 to $55.27 at June 30, 2016. Cash dividends per common share are an integral part of the value created for shareholders. The Company paid quarterly cash dividends of $0.35 per common share during the six months ended June 30, 2016. On August 3, 2016, the Company announced a quarterly cash dividend of $0.35 per common share payable on September 30, 2016 to holders of record on September 15, 2016 and a cash dividend of $0.3753472 per depositary share on the outstanding Series A preferred shares, payable on September 15, 2016 to the holders of record on September 1, 2016.
Book value per diluted common share plus accumulated dividends is calculated based on total shareholders’ equity available to Validus excluding the liquidation value of the preferred shares of $150.0 million, plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares and options and warrants outstanding (assuming their exercise), plus accumulated dividends. Book value per diluted common share plus accumulated dividends is a non-GAAP financial measure, which are described in the section entitled “Non-GAAP Financial Measures.”
Book value per diluted common share is considered by management to be a measure of returns to common shareholders, as we believe growth in book value on a diluted basis ultimately translates into growth in stock price. Book value per diluted common share after dividends paid, increased by $2.08, or 4.9%, from $42.33 at December 31, 2015 to $44.41 at June 30, 2016. Growth in book value per diluted common share inclusive of dividends was 1.7% and 1.2% for the three months ended June 30, 2016 and 2015, respectively, and 6.6% and 6.1% for the six months ended June 30, 2016 and 2015, respectively. Book value per diluted common share is a non-GAAP financial measure, which are described in the section entitled “Non-GAAP Financial Measures.” All outstanding warrants expired on December 12, 2015 and no further warrants are anticipated to be issued.
Tangible book value per diluted common share is considered by management to be a measure of returns to common shareholders excluding intangible assets and goodwill, as we believe growth in tangible book value on a diluted basis ultimately translates into growth in the tangible value of the Company. Tangible book value per diluted common share increased by $2.02, or 5.2%, from $38.63 at December 31, 2015 to $40.65 at June 30, 2016. Tangible book value per diluted common share is calculated based on total shareholders’ equity available to Validus excluding the liquidation value of the preferred shares of $150.0 million, less intangible assets and goodwill, plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares and options and warrants outstanding (assuming their exercise). Tangible book value per diluted common share is a non-GAAP financial measure, which are described in the section entitled “Non-GAAP Financial Measures.”

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Underwriting income	$58,957	$109,660	$201,876	$253,861
Net operating income available to Validus common shareholders	$54,900	$101,717	$172,278	$238,591
Annualized return on average equity	10.2%	7.2%	14.2%	13.1%
Annualized net operating return on average equity	5.9%	11.1%	9.3%	13.1%
Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income, finance expenses, tax (expense) benefit, income (loss) from operating affiliates, (income) attributable to AlphaCat investors, net realized and change in net unrealized gains (losses) on investments, income (loss) from investment affiliate, foreign exchange gains (losses), other income (loss), non-recurring items and net (income) attributable to noncontrolling interest. The Company believes the reporting of underwriting income enhances the understanding of results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income was $59.0 million and $109.7 million for the three months ended June 30, 2016 and 2015, respectively, and $201.9 million and $253.9 million for the six months ended June 30, 2016 and 2015, respectively. Underwriting income is a non-GAAP financial measure, which are described in the section entitled “Non-GAAP Financial Measures."
Net operating income available to Validus common shareholders is defined as net income (loss) excluding net realized and change in net unrealized gains (losses) on investments, income (loss) from investment affiliate, foreign exchange gains (losses), other income (loss), non-recurring items, operating (income) attributable to noncontrolling interest and dividends on preferred shares. This measure focuses on the underlying fundamentals of the Company's operations without the influence of gains (losses) from the sale of investments, translation of non-U.S. dollar currencies, non-recurring items, (income) attributable to noncontrolling interest and dividends on preferred shares. Net operating income available to Validus common shareholders was $54.9 million and $101.7 million for the three months ended June 30, 2016 and 2015, respectively, and $172.3 million and $238.6 million for the six months ended June 30, 2016 and 2015, respectively. Net operating income available to Validus common shareholders is a non-GAAP financial measure, which are described in the section entitled “Non-GAAP Financial Measures.”
Annualized return on average equity represents the return generated on common shareholders’ equity during the period. Annualized return on average equity is calculated by dividing the net income available to Validus common shareholders for the period by the average shareholders’ equity available to Validus during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances, excluding the liquidation value of the preferred shares of $150.0 million. The Company’s objective is to generate superior returns on capital that appropriately reward shareholders for the risks assumed. The annualized return on average equity was 10.2% and 7.2% for the three months ended June 30, 2016 and 2015, respectively, and 14.2% and 13.1% for the six months ended June 30, 2016 and 2015, respectively.
Annualized net operating return on average equity represents the operating return generated on common shareholders’ equity during the period. Annualized net operating return on average equity is calculated by dividing the net operating income available to Validus common shareholders for the period by the average shareholders’ equity available to Validus during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances, excluding the liquidation value of the preferred shares of $150.0 million. The annualized net operating return on average equity was 5.9% and 11.1% for the three months ended June 30, 2016 and 2015, respectively, and 9.3% and 13.1% for the six months ended June 30, 2016 and 2015, respectively. Annualized net operating return on average equity is a non-GAAP financial measure, which are described in the section entitled “Non-GAAP Financial Measures.”

Second Quarter 2016 Summarized Results of Operations - Consolidated
The following table presents results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Underwriting revenues
Gross premiums written	$764,042	$37,874	$726,168
Reinsurance premiums ceded	(36,229)	19,189	(55,418)
Net premiums written	727,813	57,063	670,750
Change in unearned premiums	(154,090)	(56,028)	(98,062)
Net premiums earned	573,723	1,035	572,688
Other insurance related income	745	37	708
Total underwriting revenues	574,468	1,072	573,396

Underwriting deductions
Losses and loss expenses	307,130	40,984	266,146
Policy acquisition costs	107,966	3,643	104,323
General and administrative expenses	89,688	5,663	84,025
Share compensation expenses	10,727	1,485	9,242
Total underwriting deductions	515,511	51,775	463,736

Underwriting income (a)	$58,957	$(50,703)	$109,660

Net investment income	39,257	5,646	33,611
Finance expenses	(14,166)	4,516	(18,682)
Dividends on preferred shares	—	—	—
Tax expense	(1,706)	843	(2,549)
Income from operating affiliates	—	(1,738)	1,738
(Income) attributable to AlphaCat investors	(6,114)	(6,114)	—
Net (income) attributable to noncontrolling interest	(21,328)	733	(22,061)
Net operating income available to Validus common shareholders (a)	$54,900	$(46,817)	$101,717

Supplemental information:
Losses and loss expenses
Current period excluding items below	$284,704	$(19,086)	$303,790
Current period—notable loss events	36,915	(11,159)	48,074
Current period—non-notable loss events	48,292	63,292	(15,000)
Change in prior accident years	(62,781)	7,937	(70,718)
Total losses and loss expenses	$307,130	$40,984	$266,146

Selected ratios:
Net premiums written / Gross premiums written	95.3%	2.9	92.4%
Losses and loss expense ratio
Current period excluding items below	49.6%	(3.4)	53.0%
Current period—notable loss events	6.4%	(2.0)	8.4%
Current period—non-notable loss events	8.4%	11.0	(2.6)%
Change in prior accident years	(10.9)%	1.4	(12.3)%
Losses and loss expenses	53.5%	7.0	46.5%

Policy acquisition costs	18.8%	0.6	18.2%
General and administrative expenses (b)	17.6%	1.3	16.3%
Expense ratio	36.4%	1.9	34.5%
Combined ratio	89.9%	8.9	81.0%

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

Second Quarter 2016 Summarized Results of Operations - Consolidated
Highlights for the second quarter are as follows:

•
Gross premiums written for the three months ended June 30, 2016 were $764.0 million compared to $726.2 million for the three months ended June 30, 2015, an increase of $37.9 million, or 5.2%. The increase was primarily driven by an increase in the AlphaCat, Western World and Talbot segments, partially offset by a decrease in the Validus Re segment discussed further as follows:

◦
Gross premiums written in the AlphaCat segment, on behalf of the Company's variable interest entities ("VIEs"), were $98.9 million for the three months ended June 30, 2016, compared to $62.8 million for the three months ended June 30, 2015, an increase of $36.1 million or 57.5%, primarily due to an increase in the capital base of the AlphaCat ILS Funds.

◦
Gross premiums written for the three months ended June 30, 2016 in the Western World segment were $87.0 million compared to $79.6 million for the three months ended June 30, 2015, an increase of $7.4 million or 9.3%, primarily driven by an increase in the property lines as a result of continued enhancements to the underwriting platform.

◦
Gross premiums written for the three months ended June 30, 2016 in the Talbot segment were $296.1 million compared to $293.0 million for the three months ended June 30, 2015, an increase of $3.0 million or 1.0%.

◦
Gross premiums written for the three months ended June 30, 2016 in the Validus Re segment were $285.8 million compared to $297.4 million for the three months ended June 30, 2015, a decrease of $11.6 million or 3.9%. The decrease was primarily driven by a decrease in the property lines due to the timing of renewals, current market conditions and increased cessions to AlphaCat, partially offset by an increase in the specialty lines.

•	Underwriting revenues for the three months ended June 30, 2016 were $574.5 million compared to $573.4 million for the three months ended June 30, 2015, an increase of $1.1 million or 0.2%.

•
Losses and loss expenses for the three months ended June 30, 2016 were $307.1 million compared to $266.1 million for the three months ended June 30, 2015, an increase of $41.0 million or 15.4%, primarily as a result of increased non-notable loss events incurred during the three months ended June 30, 2016.

•
Gross losses and loss expenses from the Canadian Wildfires notable loss event, defined as consolidated net losses which aggregate to a threshold greater than or equal to $30.0 million, were $73.5 million for the three months ended June 30, 2016. Net of reinsurance recoveries of $36.6 million, the Company's share of net losses and loss expenses from the loss event was $36.9 million, or 6.4 percentage points of the loss ratio during the three months ended June 30, 2016. Net of losses of $6.4 million attributable to AlphaCat investors and noncontrolling interest and reinstatement premiums of $3.6 million, the net loss attributable to the Company was $26.9 million. During the three months ended June 30, 2015, the Company incurred a single notable loss event, Pemex, which resulted in an estimated net loss attributable to the Company of $48.1 million, or 8.4 percentage points of the loss ratio. Including reinstatement premiums of $0.4 million, the net loss attributable to the Company was $48.5 million.

•
Gross losses and loss expenses from the Texas Hailstorms, Kumamoto Earthquake and Jubilee Oil non-notable loss events, defined as consolidated net losses which aggregate to a threshold greater than or equal to $15.0 million but less than $30.0 million, were $92.5 million for the three months ended June 30, 2016. Net of reinsurance recoveries of $44.2 million, the Company's aggregate share of net losses and loss expenses from non-notable loss events was $48.3 million, or 8.4 percentage points of the loss ratio. Net of losses of $5.5 million attributable to AlphaCat investors and noncontrolling interest and reinstatement premiums of $9.7 million, the net loss attributable to the Company was $33.1 million. Losses and loss expenses from non-notable loss events for the three months ended June 30, 2015 were $(15.0) million, or (2.6) percentage points of the loss ratio which represented a reserve release on the first quarter 2015 non-notable loss event, Windstorm Niklas.

•	Loss ratios by line of business were as follows:

	Three Months Ended June 30,
	2016	Change	2015
Property	53.1%	41.5	11.6%
Marine	35.1%	(29.7)	64.8%
Specialty	60.3%	(6.8)	67.1%
Liability	66.1%	(4.5)	70.6%
All lines	53.5%	7.0	46.5%

•
The loss ratio for the three months ended June 30, 2016 was 53.5% which included $62.8 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 10.9 percentage points compared to a loss ratio for the three months ended June 30, 2015 of 46.5% which included $70.7 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 12.3 percentage points. The favorable development of $62.8 million for the three months ended June 30, 2016 was primarily due to favorable development on non-event reserves of $56.3 million and favorable development on prior years from events of $6.5 million. The term events refers to aggregate notable and non-notable losses incurred.

•	The combined ratio for the three months ended June 30, 2016 was 89.9% compared to 81.0% for the three months ended June 30, 2015.

•
Policy acquisition costs for the three months ended June 30, 2016 were $108.0 million compared to $104.3 million for the three months ended June 30, 2015, an increase of $3.6 million or 3.5%, primarily driven by an increase in the Western World segment due to the impact of the acquisition fair value adjustments during the three months ended June 30, 2015.

•
Underwriting income for the three months ended June 30, 2016 was $59.0 million compared to $109.7 million for the three months ended June 30, 2015, a decrease of $50.7 million or 46.2% primarily as a result of the changes in underwriting revenues and deductions described above.

•
Net operating income available to Validus common shareholders for the three months ended June 30, 2016 was $54.9 million compared to $101.7 million for the three months ended June 30, 2015, a decrease of $46.8 million, or 46.0%.

•
Net income available to Validus common shareholders for the three months ended June 30, 2016 was $95.0 million compared to $65.8 million for the three months ended June 30, 2015, an increase of $29.2 million, or 44.3%.

•
Annualized return on average equity was 10.2% and annualized net operating return on average equity was 5.9% for the three months ended June 30, 2016 compared to 7.2% and 11.1%, respectively, for the three months ended June 30, 2015.

Segment Reporting
Management has determined that the Company operates in four reportable segments Validus Re, Talbot, Western World and AlphaCat.
Second Quarter 2016 Results of Operations - Validus Re Segment
The following table presents underwriting income for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Underwriting revenues
Gross premiums written	$285,810	$(11,610)	$297,420
Reinsurance premiums ceded	(3,196)	16,182	(19,378)
Net premiums written	282,614	4,572	278,042
Change in unearned premiums	(35,492)	(22,000)	(13,492)
Net premiums earned	247,122	(17,428)	264,550
Other insurance related income	150	(284)	434
Total underwriting revenues	247,272	(17,712)	264,984

Underwriting deductions
Losses and loss expenses	132,139	8,734	123,405
Policy acquisition costs	42,564	(1,262)	43,826
General and administrative expenses	17,872	(909)	18,781
Share compensation expenses	2,775	379	2,396
Total underwriting deductions	195,350	6,942	188,408
Underwriting income (a)	$51,922	$(24,654)	$76,576

Supplemental information:
Losses and loss expenses
Current period excluding items below	$112,676	$(21,419)	$134,095
Current period—notable loss events	17,884	(17,305)	35,189
Current period—non-notable loss events	32,456	47,456	(15,000)
Change in prior accident years	(30,877)	2	(30,879)
Total losses and loss expenses	$132,139	$8,734	$123,405

Selected ratios:
Net premiums written / Gross premiums written	98.9%	5.4	93.5%

Losses and loss expense ratio
Current period excluding items below	45.7%	(5.0)	50.7%
Current period—notable loss events	7.2%	(6.1)	13.3%
Current period—non-notable loss events	13.1%	18.8	(5.7)%
Change in prior accident years	(12.5)%	(0.8)	(11.7)%
Losses and loss expenses	53.5%	6.9	46.6%

Policy acquisition costs	17.2%	0.6	16.6%
General and administrative expenses (b)	8.4%	0.4	8.0%
Expense ratio	25.6%	1.0	24.6%
Combined ratio	79.1%	7.9	71.2%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$216,034	75.6%	$(30,591)	(7.3)	$246,625	82.9%
Marine	7,806	2.7%	1,261	0.5	6,545	2.2%
Specialty	61,970	21.7%	17,720	6.8	44,250	14.9%
Total	$285,810	100.0%	$(11,610)		$297,420	100.0%
The decrease in gross premiums written in the property lines of $30.6 million was primarily due to reductions in our participation and non-renewals on various programs due to the current rate environment, timing differences on the renewal of certain contracts and increased AlphaCat cessions and was partially offset by an increase in reinstatement premiums. The increase in gross premiums written in the specialty lines of $17.7 million was primarily as a result of new casualty business written during the three months ended June 30, 2016 of $23.0 million, partially offset by decreases in the agriculture lines of $8.2 million arising from earned premium adjustments and final contract estimate adjustments.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property	$8,892	$(8,730)	$17,622
Marine	(868)	(2,349)	1,481
Specialty	(4,828)	(5,103)	275
Total	$3,196	$(16,182)	$19,378
Reinsurance premiums ceded in the property lines decreased by $8.7 million primarily due to a reduction in the Company's main proportional retrocession program. The decrease in reinsurance premiums ceded in the marine and specialty lines of $2.3 million and $5.1 million, respectively, was primarily due to adjustments on existing business.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$207,142	95.9%	$(21,861)	3.0	$229,003	92.9%
Marine	8,674	111.1%	3,610	33.7	5,064	77.4%
Specialty	66,798	107.8%	22,823	8.4	43,975	99.4%
Total	$282,614	98.9%	$4,572	5.4	$278,042	93.5%
The changes in net premiums written and net retention ratios are driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

	Net Premiums Earned
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property	$105,228	$(1,965)	$107,193
Marine	31,097	(13,319)	44,416
Specialty	110,797	(2,144)	112,941
Total	$247,122	$(17,428)	$264,550
The decrease in marine lines net premiums earned of $13.3 million was primarily due to lower gross premiums written during the twelve months ended June 30, 2016 compared to the twelve months ended June 30, 2015 along with adjustments to existing business.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Three Months Ended June 30,
	2016	Change	2015
All lines—current period excluding items below	45.7%	(5.0)	50.7%
All lines—current period—notable loss events	7.2%	(6.1)	13.3%
All lines—current period—non-notable loss events	13.1%	18.8	(5.7)%
All lines—change in prior accident years	(12.5)%	(0.8)	(11.7)%
All lines—loss ratio	53.5%	6.9	46.6%

	Losses and Loss Expenses - All Lines
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
All lines—current period excluding items below	$112,676	$(21,419)	$134,095
All lines—current period—notable loss events	17,884	(17,305)	35,189
All lines—current period—non-notable loss events	32,456	47,456	(15,000)
All lines—change in prior accident years	(30,877)	2	(30,879)
All lines—losses and loss expenses	$132,139	$8,734	$123,405
Notable Loss Events
Gross losses and loss expenses from the Canadian Wildfires notable loss event were $54.2 million for the three months ended June 30, 2016. Net of reinsurance recoveries of $36.3 million, the Company's share of net losses and loss expenses was $17.9 million, which represented 7.2 percentage points of the loss ratio. Net of reinstatement premiums of $3.1 million, the effect of this event on underwriting income was a reduction of $14.8 million. Losses and loss expenses from a single notable loss event, Pemex, were $35.2 million for the three months ended June 30, 2015, which represented 13.3 percentage points of the loss ratio. Net of $9.1 million of reinstatement premiums, the effect of this event on underwriting income was a reduction of $26.1 million.
Non-notable Loss Events
Gross losses and loss expenses from non-notable loss events were $76.7 million for the three months ended June 30, 2016. Net of reinsurance recoveries of $44.2 million, the Company's share of net losses and loss expenses was $32.5 million, which represented 13.1 percentage points of the loss ratio. The Texas Hailstorms, Kumamoto Earthquake and Jubilee Oil loss events, net of reinstatement premiums of $8.5 million, resulted in an aggregate reduction of underwriting income of $24.0 million. Losses and loss expenses from non-notable loss events during the three months ended June 30, 2015 were $(15.0) million, or (5.7) percentage points of the loss ratio, representing a reserve release on the first quarter 2015 non-notable loss event, Windstorm Niklas.

Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended June 30,
	2016	Change	2015
Property—current period excluding items below	20.3%	(8.3)	28.6%
Property—current period—notable loss events	17.0%	17.0	0.0%
Property—current period—non-notable loss events	21.0%	35.0	(14.0)%
Property—change in prior accident years	(9.0)%	5.9	(14.9)%
Property—loss ratio	49.3%	49.6	(0.3)%

	Losses and Loss Expenses - Property Lines
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property—current period excluding items below	$21,361	$(9,251)	$30,612
Property—current period—notable loss events	17,884	17,884	—
Property—current period—non-notable loss events	22,079	37,079	(15,000)
Property—change in prior accident years	(9,468)	6,460	(15,928)
Property—losses and loss expenses	$51,856	$52,172	$(316)
The property lines current quarter loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, decreased by 8.3 percentage points, representing a lower level of attritional losses in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, which included losses of $10.0 million from flooding in Texas that was below the non-notable loss event threshold.
During the three months ended June 30, 2016, the property lines incurred $17.9 million of losses and loss expenses from a single notable loss event, the Canadian Wildfires, which represented 17.0 percentage points of the property lines loss ratio. There were no notable loss events during the three months ended June 30, 2015. Losses and loss expenses on non-notable loss events, the Kumamoto Earthquake and the Texas Hailstorms, were $22.1 million, or 21.0 percentage points of the property lines loss ratio during the three months ended June 30, 2016. Net of reinstatement premiums of $1.8 million, the effect of these loss events on underwriting income was a reduction of $20.3 million. During the three months ended June 30, 2015, the property lines incurred $(15.0) million, or (14.0) percentage points of the property lines loss ratio of losses and loss expenses from non-notable loss events arising from a reserve release on the first quarter 2015 non-notable loss event, Windstorm Niklas. The favorable development on prior accident years for the three months ended June 30, 2016 and 2015 of $9.5 million and $15.9 million, respectively, was primarily due to favorable development on attritional losses.

	Losses and Loss Expense Ratio - Marine Lines
	Three Months Ended June 30,
	2016	Change	2015
Marine—current period excluding items below	52.3%	9.6	42.7%
Marine—current period—notable loss events	0.0%	(75.5)	75.5%
Marine—current period—non-notable loss events	2.2%	2.2	0.0%
Marine—change in prior accident years	(32.2)%	(7.2)	(25.0)%
Marine—loss ratio	22.3%	(70.9)	93.2%

	Losses and Loss Expenses - Marine Lines
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Marine—current period excluding items below	$16,269	$(2,702)	$18,971
Marine—current period—notable loss events	—	(33,524)	33,524
Marine—current period—non-notable loss events	670	670	—
Marine—change in prior accident years	(10,018)	1,081	(11,099)
Marine—losses and loss expenses	$6,921	$(34,475)	$41,396
The marine lines current quarter loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, increased by 9.6 percentage points, primarily due to the decrease in net premiums earned in the current quarter as noted above. During the three months ended June 30, 2015, the marine lines incurred $33.5 million of losses and loss expenses from a single notable loss event, Pemex, which represented 75.5 percentage points of the marine lines loss ratio. Net of $9.1 million of reinstatement premiums, the effect of this event on underwriting income was a reduction of $24.4 million. Losses and loss expenses from a single non-notable loss event, Jubilee Oil, were $0.7 million, or 2.2 percentage points of the marine lines loss ratio for the three months ended June 30, 2016. There were no non-notable loss events for the three months ended June 30, 2015. The favorable development of $10.0 million and $11.1 million on prior accident years for the three months ended June 30, 2016 and 2015, respectively, was primarily due to favorable development on attritional losses.

	Losses and Loss Expense Ratio - Specialty Lines
	Three Months Ended June 30,
	2016	Change	2015
Specialty—current period excluding items below	67.7%	(7.1)	74.8%
Specialty—current period—notable loss events	0.0%	(1.5)	1.5%
Specialty—current period—non-notable loss events	8.8%	8.8	0.0%
Specialty—change in prior accident years	(10.3)%	(6.9)	(3.4)%
Specialty—loss ratio	66.2%	(6.7)	72.9%

	Losses and Loss Expenses - Specialty Lines
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Specialty—current period excluding items below	$75,046	$(9,466)	$84,512
Specialty—current period—notable loss events	—	(1,665)	1,665
Specialty—current period—non-notable loss events	9,707	9,707	—
Specialty—change in prior accident years	(11,391)	(7,539)	(3,852)
Specialty—losses and loss expenses	$73,362	$(8,963)	$82,325
The specialty lines current quarter loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, decreased by 7.1 percentage points, representing a lower level of attritional losses in the current quarter. During the three months ended June 30, 2015, the specialty lines incurred $1.7 million of losses and loss expenses from a single notable loss event, Pemex, which represented 1.5 percentage points of the specialty lines loss ratio. Losses and loss expenses from a single non-notable loss event, Jubilee Oil, were $9.7 million, or 8.8 percentage points of the specialty lines loss ratio for the three months ended June 30, 2016. There were no non-notable loss events for the three months ended June 30, 2015. The favorable loss reserve development on prior accident years for the three months ended June 30, 2016 of $11.4 million was primarily due to favorable development on attritional losses and agriculture losses. The favorable development on prior accident years for the three months ended June 30, 2015 of $3.9 million was primarily due to favorable development on attritional losses.

Policy Acquisition Costs

	Policy Acquisition Costs
	Three Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$18,269	17.4%	$(172)	0.2	$18,441	17.2%
Marine	5,281	17.0%	(2,497)	(0.5)	7,778	17.5%
Specialty	19,014	17.2%	1,407	1.6	17,607	15.6%
Total	$42,564	17.2%	$(1,262)	0.6	$43,826	16.6%
The acquisition cost ratio for the marine lines decreased by 0.5 percentage points primarily due to adjustments to existing business and profit commissions. The acquisition costs ratio for the specialty lines increased by 1.6 percentage points primarily due an increase in financial, trade credit, and mortgage lines which carry higher acquisition costs.
Underwriting Income Before General and Administrative and Share Compensation Expenses

	Underwriting Income Before General and Administrative and Share Compensation Expenses
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property	$35,103	$(53,965)	$89,068
Marine	18,895	23,653	(4,758)
Specialty	18,421	5,412	13,009
Other insurance related income	150	(284)	434
Total	$72,569	$(25,184)	$97,753
The changes in underwriting income before general and administrative and share compensation expenses are driven by factors highlighted above in respect of gross premiums written, reinsurance premiums ceded, losses and loss expenses and policy acquisition costs.
General and Administrative and Share Compensation Expenses

	General and Administrative and Share Compensation Expenses
	Three Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$17,872	7.2%	$(909)	0.1	$18,781	7.1%
Share compensation expenses	2,775	1.2%	379	0.3	2,396	0.9%
Total	$20,647	8.4%	$(530)	0.4	$21,177	8.0%
General and administrative expenses and share compensation expenses were comparable for the three months ended June 30, 2016 and 2015.

Selected Underwriting Ratios
The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the losses and loss expense ratio and the expense ratio. The losses and loss expense ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	Change	2015
Losses and loss expense ratio	53.5%	6.9	46.6%
Policy acquisition cost ratio	17.2%	0.6	16.6%
General and administrative expense ratio (a)	8.4%	0.4	8.0%
Expense ratio	25.6%	1.0	24.6%
Combined ratio	79.1%	7.9	71.2%

(a)	The general and administrative expense ratio includes share compensation expenses.
The increase in the combined ratio for the three months ended June 30, 2016 of 7.9 percentage points compared to the three months ended June 30, 2015 was due to the movement in the underlying ratios as discussed above.

Second Quarter 2016 Results of Operations - Talbot Segment
The following table presents underwriting income for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Underwriting revenues
Gross premiums written	$296,067	$3,021	$293,046
Reinsurance premiums ceded	(27,161)	10,085	(37,246)
Net premiums written	268,906	13,106	255,800
Change in unearned premiums	(67,357)	(16,995)	(50,362)
Net premiums earned	201,549	(3,889)	205,438
Other insurance related income	279	239	40
Total underwriting revenues	201,828	(3,650)	205,478

Underwriting deductions
Losses and loss expenses	109,310	13,340	95,970
Policy acquisition costs	43,613	(4,046)	47,659
General and administrative expenses	39,061	3,506	35,555
Share compensation expenses	3,270	246	3,024
Total underwriting deductions	195,254	13,046	182,208
Underwriting income (a)	$6,574	$(16,696)	$23,270

Supplemental information:
Losses and loss expenses
Current period excluding items below	$116,824	$(1,847)	$118,671
Current period—notable loss events	11,703	(1,182)	12,885
Current period—non-notable loss events	9,111	9,111	—
Change in prior accident years	(28,328)	7,258	(35,586)
Total losses and loss expenses	$109,310	$13,340	$95,970

Selected ratios:
Net premiums written / Gross premiums written	90.8%	3.5	87.3%

Losses and loss expense ratio
Current period excluding items below	58.0%	0.3	57.7%
Current period—notable loss events	5.8%	(0.5)	6.3%
Current period—non-notable loss events	4.5%	4.5	—%
Change in prior accident years	(14.1)%	3.2	(17.3)%
Losses and loss expenses	54.2%	7.5	46.7%

Policy acquisition costs	21.6%	(1.6)	23.2%
General and administrative expenses (b)	21.1%	2.3	18.8%
Expense ratio	42.7%	0.7	42.0%
Combined ratio	96.9%	8.2	88.7%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$111,646	37.8%	$2,828	0.7	$108,818	37.1%
Marine	85,992	29.0%	(3,717)	(1.6)	89,709	30.6%
Specialty	98,429	33.2%	3,910	0.9	94,519	32.3%
Total	$296,067	100.0%	$3,021		$293,046	100.0%
Talbot gross premiums written for the three months ended June 30, 2016 translated at 2015 exchange rates would have been $299.6 million, an increase of $6.6 million on the prior year period.
The decrease in gross premiums written in the marine lines of $3.7 million was driven primarily by a decrease in the upstream energy class as a result of reductions in our participation and non-renewals on various programs due to the current rate environment. The increase in gross premiums written in the specialty lines of $3.9 million was primarily due to upwards premium adjustments on prior year policies.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property	$19,733	$(2,589)	$22,322
Marine	4,729	(6,120)	10,849
Specialty	2,699	(1,376)	4,075
Total	$27,161	$(10,085)	$37,246
The decrease in reinsurance premiums ceded during the three months ended June 30, 2016 in the marine lines of $6.1 million was primarily due to a higher balance for the three months ended June 30, 2015, which included $9.5 million of reinstatement premiums from Pemex, a 2015 notable loss event.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$91,913	82.3%	$5,417	2.8	$86,496	79.5%
Marine	81,263	94.5%	2,403	6.6	78,860	87.9%
Specialty	95,730	97.3%	5,286	1.6	90,444	95.7%
Total	$268,906	90.8%	$13,106	3.5	$255,800	87.3%
The changes in net premiums written and net retention ratios are driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

	Net Premiums Earned
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property	$54,859	$(1,080)	$55,939
Marine	73,922	(3,874)	77,796
Specialty	72,768	1,065	71,703
Total	$201,549	$(3,889)	$205,438
The changes in net premiums earned were consistent with the pattern of net premiums written for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Three Months Ended June 30,
	2016	Change	2015
All lines—current period excluding items below	58.0%	0.3	57.7%
All lines—current period—notable loss events	5.8%	(0.5)	6.3%
All lines—current period—non-notable loss events	4.5%	4.5	0.0%
All lines—change in prior accident years	(14.1)%	3.2	(17.3)%
All lines—loss ratio	54.2%	7.5	46.7%

	Losses and Loss Expenses - All Lines
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
All lines—current period excluding items below	$116,824	$(1,847)	$118,671
All lines—current period—notable loss events	11,703	(1,182)	12,885
All lines—current period—non-notable loss events	9,111	9,111	—
All lines—change in prior accident years	(28,328)	7,258	(35,586)
All lines - losses and loss expenses	$109,310	$13,340	$95,970
Notable Loss Events
Gross losses and loss expenses from the Canadian Wildfires notable loss event were $12.0 million for the three months ended June 30, 2016. Net of reinsurance recoveries of $0.3 million, the Company's share of net losses and loss expenses was $11.7 million for the three months ended June 30, 2016, which represented 5.8 percentage points of the loss ratio. Net of reinstatement premiums of $0.5 million, the effect of this event on underwriting income was a reduction of $11.2 million. Losses and loss expenses from a single notable loss event, Pemex, were $12.9 million for the three months ended June 30, 2015, which represented 6.3 percentage points of the loss ratio. Including reinstatement premiums payable, the effect of this event on underwriting income was a reduction of $22.4 million.
Non-notable Loss Events
Losses and loss expenses from non-notable loss events for the three months ended June 30, 2016 were $9.1 million, which represented 4.5 percentage points of the loss ratio. The Texas Hailstorms, Kumamoto Earthquake and Jubilee Oil loss events, net of reinstatement premiums of $1.1 million, resulted in an aggregate reduction of underwriting income of $8.0 million. There were no losses and loss expenses from non-notable loss events during the three months ended June 30, 2015.

Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended June 30,
	2016	Change	2015
Property—current period excluding items below	63.8%	5.2	58.6%
Property—current period—notable loss events	21.3%	20.5	0.8%
Property—current period—non-notable loss events	7.8%	7.8	0.0%
Property—change in prior accident years	(18.4)%	11.4	(29.8)%
Property—loss ratio	74.5%	44.9	29.6%

	Losses and Loss Expenses - Property Lines
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property—current period excluding items below	$34,973	$2,165	$32,808
Property—current period—notable loss events	11,703	11,277	426
Property—current period—non-notable loss events	4,274	4,274	—
Property—change in prior accident years	(10,094)	6,589	(16,683)
Property—losses and loss expenses	$40,856	$24,305	$16,551
The property lines current quarter loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, increased by 5.2 percentage points, representing a higher level of attritional losses in the current quarter.
During the three months ended June 30, 2016, the property lines incurred $11.7 million of losses and loss expenses from a single notable loss event, the Canadian Wildfires, which represented 21.3 percentage points of the property lines loss ratio. Net of reinstatement premiums of $0.5 million, the effect of this event on underwriting income was a reduction of $11.2 million. During the three months ended June 30, 2015, the property lines incurred $0.4 million of losses and loss expenses from a single notable loss event, Pemex, which represented 0.8 percentage points of the property lines loss ratio. Net of reinstatement premiums, the effect of this event on underwriting income was a reduction of $0.3 million. Losses and loss expenses on non-notable loss events, the Kumamoto Earthquake and the Texas Hailstorms, were $4.3 million, or 7.8 percentage points of the property lines loss ratio during the three months ended June 30, 2016. Net of reinstatement premiums, the effect of this event on underwriting income was a reduction of $4.2 million. There were no non-notable loss events during the three months ended June 30, 2015.
The favorable development on prior accident years for the three months ended June 30, 2016 of $10.1 million included favorable development on event reserves of $6.0 million and non-event reserves of $4.1 million. The favorable development on prior accident years for the three months ended June 30, 2015 of $16.7 million was primarily due to favorable development on attritional losses and certain events, including the Thailand floods, which was a 2011 notable loss event.

	Losses and Loss Expense Ratio - Marine Lines
	Three Months Ended June 30,
	2016	Change	2015
Marine—current period excluding items below	46.1%	(4.2)	50.3%
Marine—current period—notable loss events	0.0%	(16.0)	16.0%
Marine—current period—non-notable loss events	6.5%	6.5	0.0%
Marine—change in prior accident years	(12.1)%	5.7	(17.8)%
Marine—loss ratio	40.5%	(8.0)	48.5%

	Losses and Loss Expenses - Marine Lines
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Marine—current period excluding items below	$34,013	$(5,097)	$39,110
Marine—current period—notable loss events	—	(12,459)	12,459
Marine—current period—non-notable loss events	4,837	4,837	—
Marine—change in prior accident years	(8,928)	4,882	(13,810)
Marine—losses and loss expenses	$29,922	$(7,837)	$37,759
The marine lines current quarter loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, decreased by 4.2 percentage points, representing a lower level of attritional losses in the current quarter. During the three months ended June 30, 2015, the marine lines incurred $12.5 million of losses and loss expenses from a single notable loss event, Pemex, which represented 16.0 percentage points of the marine lines loss ratio. Including reinstatement premiums payable, the effect of this event on underwriting income was a reduction of $22.0 million. Losses and loss expenses from a single non-notable loss event, Jubilee Oil, were $4.8 million, or 6.5 percentage points of the marine lines loss ratio during the three months ended June 30, 2016. Net of reinstatement premiums, the effect of this event on underwriting income was a reduction of $3.8 million. There were no non-notable loss events during the three months ended June 30, 2015. The favorable development on prior accident years for the three months ended June 30, 2016 and 2015 of $8.9 million and $13.8 million, respectively, was primarily due to favorable development on attritional losses.

	Losses and Loss Expense Ratio - Specialty Lines
	Three Months Ended June 30,
	2016	Change	2015
Specialty—current period excluding items below	65.8%	0.6	65.2%
Specialty—current period—notable loss events	0.0%	0.0	0.0%
Specialty—current period—non-notable loss events	0.0%	0.0	0.0%
Specialty—change in prior accident years	(12.8)%	(5.7)	(7.1)%
Specialty—loss ratio	53.0%	(5.1)	58.1%

	Losses and Loss Expenses - Specialty Lines
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Specialty—current period excluding items below	$47,838	$1,085	$46,753
Specialty—current period—notable loss events	—	—	—
Specialty—current period—non-notable loss events	—	—	—
Specialty—change in prior accident years	(9,306)	(4,213)	(5,093)
Specialty—losses and loss expenses	$38,532	$(3,128)	$41,660
The specialty lines current quarter loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, increased by 0.6 percentage points, representing higher attritional losses in the current quarter. The favorable development on prior accident years for the three months ended June 30, 2016 and 2015 of $9.3 million and $5.1 million, respectively, was primarily due to favorable development on attritional losses.

Policy Acquisition Costs

	Policy Acquisition Costs
	Three Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$9,057	16.5%	$836	1.8	$8,221	14.7%
Marine	17,582	23.8%	(4,555)	(4.7)	22,137	28.5%
Specialty	16,974	23.3%	(327)	(0.8)	17,301	24.1%
Total	$43,613	21.6%	$(4,046)	(1.6)	$47,659	23.2%
The marine acquisition cost ratio decreased by 4.7 percentage points primarily attributable to lower net earned premiums for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, which included reinstatement premiums from Pemex, a 2015 notable loss event.
Underwriting Income Before General and Administrative and Share Compensation Expenses

	Underwriting Income Before General and Administrative and Share Compensation Expenses
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property	$4,946	$(26,221)	$31,167
Marine	26,418	8,518	17,900
Specialty	17,262	4,520	12,742
Other insurance related income	279	239	40
Total	$48,905	$(12,944)	$61,849
The changes in underwriting income before general and administrative and share compensation expenses are driven by factors highlighted above in respect of gross premiums written, reinsurance premiums ceded, losses and loss expenses and policy acquisition costs.
General and Administrative and Share Compensation Expenses

	General and Administrative and Share Compensation Expenses
	Three Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$39,061	19.5%	$3,506	2.2	$35,555	17.3%
Share compensation expenses	3,270	1.6%	246	0.1	3,024	1.5%
Total	$42,331	21.1%	$3,752	2.3	$38,579	18.8%
General and administrative expenses for the three months ended June 30, 2016 translated at 2015 exchange rates would have been $41.0 million, an increase of $5.4 million. This increase was primarily due to a greater retention of costs within the segment and an increase in Lloyd's related costs. Share compensation expenses were comparable for the three months ended June 30, 2016 and 2015.

Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	Change	2015
Losses and loss expense ratio	54.2%	7.5	46.7%
Policy acquisition cost ratio	21.6%	(1.6)	23.2%
General and administrative expense ratio (a)	21.1%	2.3	18.8%
Expense ratio	42.7%	0.7	42.0%
Combined ratio	96.9%	8.2	88.7%

(a)	The general and administrative expense ratio includes share compensation expenses.
The increase in the combined ratio for the three months ended June 30, 2016 of 8.2 percentage points compared to the three months ended June 30, 2015 was due to the movement in the underlying ratios as discussed above.

Second Quarter 2016 Results of Operations - Western World Segment
The following table presents underwriting income for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Underwriting revenues
Gross premiums written	$86,971	$7,417	$79,554
Reinsurance premiums ceded	(5,006)	435	(5,441)
Net premiums written	81,965	7,852	74,113
Change in unearned premiums	(16,309)	(7,314)	(8,995)
Net premiums earned	65,656	538	65,118
Other insurance related income	189	(87)	276
Total underwriting revenues	65,845	451	65,394

Underwriting deductions
Losses and loss expenses	44,229	(2,542)	46,771
Policy acquisition costs	15,410	5,793	9,617
General and administrative expenses	11,458	2,535	8,923
Share compensation expenses	542	48	494
Total underwriting deductions	71,639	5,834	65,805
Underwriting loss (a)	$(5,794)	$(5,383)	$(411)

Supplemental information:
Losses and loss expenses
Current period excluding items below	$46,762	$(4,262)	$51,024
Current period—notable loss events	—	—	—
Current period—non-notable loss events	625	625	—
Change in prior accident years	(3,158)	1,095	(4,253)
Total losses and loss expenses	$44,229	$(2,542)	$46,771

Selected ratios:
Net premiums written / Gross premiums written	94.2%	1.0	93.2%

Losses and loss expense ratio
Current period excluding items below	71.2%	(7.1)	78.3%
Current period—notable loss events	—%	—	—%
Current period—non-notable loss events	1.0%	1.0	—%
Change in prior accident years	(4.8)%	1.7	(6.5)%
Losses and loss expenses	67.4%	(4.4)	71.8%

Policy acquisition costs	23.5%	8.7	14.8%
General and administrative expenses (b)	18.2%	3.7	14.5%
Expense ratio	41.7%	12.4	29.3%
Combined ratio	109.1%	8.0	101.1%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$26,218	30.1%	$10,332	10.1	$15,886	20.0%
Liability	60,753	69.9%	(2,915)	(10.1)	63,668	80.0%
Total	$86,971	100.0%	$7,417		$79,554	100.0%
The increase in gross premiums written in the property lines of $10.3 million was primarily due to additional business written in the commercial package property, brokerage property and program flood classes of $3.2 million, $2.9 million and $1.9 million, respectively, as a result of the continued build out of the underwriting platform in short tail lines. Gross premiums written in the liability lines consist largely of commercial package liability, program and other liability business. The decrease in gross premiums written in the liability lines of $2.9 million was driven by the discontinuation of underperforming programs and brokerage general liability lines.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property	$2,153	$782	$1,371
Liability	2,853	(1,217)	4,070
Total	$5,006	$(435)	$5,441
Reinsurance premiums ceded were comparable for the three months ended June 30, 2016 and 2015.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$24,065	91.8%	$9,550	0.4	$14,515	91.4%
Liability	57,900	95.3%	(1,698)	1.7	59,598	93.6%
Total	$81,965	94.2%	$7,852	1.0	$74,113	93.2%
Net premiums written and the net retention ratios were driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.
Net Premiums Earned

	Net Premiums Earned
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property	$14,177	$3,450	$10,727
Liability	51,479	(2,912)	54,391
Total	$65,656	$538	$65,118
Net premiums earned were driven by the earnings pattern of net premiums written.

Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Three Months Ended June 30,
	2016	Change	2015
All lines—current period excluding items below	71.2%	(7.1)	78.3%
All lines—current period—notable loss events	0.0%	0.0	0.0%
All lines—current period—non-notable loss events	1.0%	1.0	0.0%
All lines—change in prior accident years (a)	(4.8)%	1.7	(6.5)%
All lines—loss ratio (a)	67.4%	(4.4)	71.8%

	Losses and Loss Expenses - All Lines
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
All lines—current period excluding items below	$46,762	$(4,262)	$51,024
All lines—current period—notable loss events	—	—	—
All lines—current period—non-notable loss events	625	625	—
All lines—change in prior accident years (a)	(3,158)	1,095	(4,253)
All lines—losses and loss expenses (a)	$44,229	$(2,542)	$46,771

(a)
Upon closing the acquisition, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $2,892 during the three months ended June 30, 2015, benefiting the loss ratio by 4.4 percentage points. The remaining fair value adjustment of $4,864 was fully amortized during the year ended December 31, 2015.

Notable Loss Events
There were no notable loss events for the three months ended June 30, 2016 or 2015.
Non-notable Loss Events
Losses and loss expenses from the Texas Hailstorms non-notable loss event were $0.6 million, or 1.0 percentage point of the loss ratio for the three months ended June 30, 2016. There were no losses and loss expenses from non-notable loss events during the three months ended June 30, 2015.
Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended June 30,
	2016	Change	2015
Property—current period excluding items below	78.6%	(7.6)	86.2%
Property—current period—notable loss events	0.0%	0.0	0.0%
Property—current period—non-notable loss events	4.4%	4.4	0.0%
Property—change in prior accident years (a)	(11.2)%	(3.1)	(8.1)%
Property—loss ratio (a)	71.8%	(6.3)	78.1%

	Losses and Loss Expenses - Property Lines
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property—current period excluding items below	$11,133	$1,890	$9,243
Property—current period—notable loss events	—	—	—
Property—current period—non-notable loss events	625	625	—
Property—change in prior accident years (a)	(1,582)	(716)	(866)
Property—losses and loss expenses (a)	$10,176	$1,799	$8,377

(a)
Upon closing the acquisition, an adjustment of $409 was made to decrease net reserves to reflect fair value. This adjustment was amortized to income through an increase in losses and loss expenses of $76 during the three months ended June 30, 2015, increasing the loss ratio by 0.7 percentage points. The remaining fair value adjustment of $127 was fully amortized during the year ended December 31, 2015.

The property lines current quarter loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, decreased by 7.6 percentage points, representing a lower level of attritional losses in the current quarter.
During the three months ended June 30, 2016, the property lines incurred $0.6 million of losses, or 4.4 percentage points of the property lines loss ratio, resulting from the Texas Hailstorms non-notable loss event and $6.3 million of losses, or 44.4 percentage points of the property lines loss ratio, from other U.S.-based weather events including floods. There were no notable or non-notable loss events during the three months ended June 30, 2015. The favorable development on prior accident years for the three months ended June 30, 2016 and 2015 of $1.6 million and $0.9 million, respectively, primarily relates to favorable development on attritional losses.

	Losses and Loss Expense Ratio - Liability Lines
	Three Months Ended June 30,
	2016	Change	2015
Liability—current period excluding items below	69.2%	(7.6)	76.8%
Liability—current period—notable loss events	0.0%	0.0	0.0%
Liability—current period—non-notable loss events	0.0%	0.0	0.0%
Liability—change in prior accident years (a)	(3.1)%	3.1	(6.2)%
Liability—loss ratio (a)	66.1%	(4.5)	70.6%

	Losses and Loss Expenses - Liability Lines
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Liability—current period excluding items above	$35,629	$(6,152)	$41,781
Liability—current period—notable loss events	—	—	—
Liability—current period—non-notable loss events	—	—	—
Liability—change in prior accident years (a)	(1,576)	1,811	(3,387)
Liability—losses and loss expenses (a)	$34,053	$(4,341)	$38,394

(a)
Upon closing the acquisition, an adjustment of $15,995 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $2,968 during the three months ended June 30, 2015, benefiting the loss ratio by 5.5 percentage points. The remaining fair value adjustment of $4,991 was fully amortized during the year ended December 31, 2015.

The liability lines current quarter loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, decreased by 7.6 percentage points as Western World discontinued writing business in several underperforming classes during the fourth quarter of 2014. The favorable loss reserve development during the three months ended June 30, 2016 of $1.6 million was due to favorable development on attritional losses, whereas the favorable loss reserve development of $3.4 million during the three months ended June 30, 2015 was primarily due to the amortization of the fair value adjustment as noted in the table footnote above.
Policy Acquisition Costs

	Policy Acquisition Costs
	Three Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$3,381	23.8%	$2,656	17.0	$725	6.8%
Liability	12,029	23.4%	3,137	7.1	8,892	16.3%
Total (a)	$15,410	23.5%	$5,793	8.7	$9,617	14.8%

(a)
Upon closing the acquisition, an adjustment of $34,736 was made to reduce deferred acquisition costs to reflect fair value. These deferred acquisition costs would otherwise have been expensed in the amount of $6,584 during the three months ended June 30, 2015 benefiting the policy acquisition cost ratio by 10.1 percentage points.

The acquisition cost ratio for the property and liability lines increased by 17.0 and 7.1 percentage points, respectively, primarily due to the impact of the acquisition fair value adjustments during the three months ended June 30, 2015 as noted in footnote (a) above.

Underwriting Income Before General and Administrative and Share Compensation Expenses

	Underwriting Income Before General and Administrative and Share Compensation Expenses
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property	$620	$(1,005)	$1,625
Liability	5,397	(1,708)	7,105
Other insurance related income	189	(87)	276
Total	$6,206	$(2,800)	$9,006
The changes in underwriting income before general and administrative and share compensation expenses are driven by factors highlighted above in respect of gross premiums written, reinsurance premiums ceded, losses and loss expenses and policy acquisition costs.
General and Administrative and Share Compensation Expenses

	General and Administrative and Share Compensation Expenses
	Three Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$11,458	17.4%	$2,535	3.7	$8,923	13.7%
Share compensation expenses	542	0.8%	48	—	494	0.8%
Total	$12,000	18.2%	$2,583	3.7	$9,417	14.5%
The increase in general and administrative expenses of $2.5 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to increases in staff related costs associated with the opening of new offices in Arizona, Atlanta and New York. Share compensation expenses were comparable for the three months ended June 30, 2016 and 2015.
Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	Change	2015
Losses and loss expense ratio	67.4%	(4.4)	71.8%
Policy acquisition cost ratio	23.5%	8.7	14.8%
General and administrative expense ratio (a)	18.2%	3.7	14.5%
Expense ratio	41.7%	12.4	29.3%
Combined ratio	109.1%	8.0	101.1%

(a)	The general and administrative expense ratio includes share compensation expenses.
The increase in the combined ratio for the three months ended June 30, 2016 of 8.0% percentage points compared to the three months ended June 30, 2015 was due to the movement in the underlying ratios as discussed above.

Second Quarter 2016 Results of Operations - AlphaCat Segment
The following table presents Validus' share of the AlphaCat segment income on an asset manager basis for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Revenues
Third party	$3,091	$(1,232)	$4,323
Related party	328	(806)	1,134
Total revenues	3,419	(2,038)	5,457

Expenses
General and administrative expenses	2,751	421	2,330
Share compensation expenses	133	(17)	150
Finance expenses	75	(2,459)	2,534
Foreign exchange gains	4	(11)	15
Total expenses	2,963	(2,066)	5,029

Income before investments from AlphaCat Funds and Sidecars	$456	$28	$428

Investment income from AlphaCat Funds and Sidecars (b)
AlphaCat Sidecars	541	(732)	1,273
AlphaCat ILS Funds - Lower Risk (c)	2,075	181	1,894
AlphaCat ILS Funds - Higher Risk (c)	692	(1,684)	2,376
BetaCat ILS Funds	1,113	1,053	60
PaCRe	—	(1,738)	1,738
Total investment income from AlphaCat Funds and Sidecars	4,421	(2,920)	7,341

Validus' share of AlphaCat income	$4,877	$(2,892)	$7,769

Supplemental information:

Gross premiums written
AlphaCat Sidecars	$(14)	$(3,255)	$3,241
AlphaCat ILS Funds - Lower Risk (c)	50,234	4,547	45,687
AlphaCat ILS Funds - Higher Risk (c)	42,010	28,143	13,867
AlphaCat Direct (d)	6,675	6,675	—
Total	$98,905	$36,110	$62,795

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

Revenues
Revenues earned for the three months ended June 30, 2016 were $3.4 million, of which $0.3 million was earned from related parties, compared to $5.5 million for the three months ended June 30, 2015, of which $1.1 million was earned from related parties. The decrease was primarily as a result of lower performance fees due to losses arising from notable and non-notable loss events during the three months ended June 30, 2016.
Expenses
Total expenses for the three months ended June 30, 2016 were $3.0 million, compared to $5.0 million for the three months ended June 30, 2015, a decrease of $2.1 million. The decrease was primarily due to reduced placement fees incurred in relation to raising new capital during the three months ended June 30, 2016.
Investment income from AlphaCat Funds and Sidecars
Investment income available to Validus common shareholders from the AlphaCat Funds and Sidecars decreased by $2.9 million, primarily due to the wind down of PaCRe, which was off-risk effective January 1, 2016. Excluding PaCRe, investment income available to Validus from the AlphaCat Funds and Sidecars decreased by $1.2 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease was primarily due to Validus' share of the net losses and loss expenses of $1.5 million from notable and non-notable loss events during the three months ended June 30, 2016.
Assets Under Management

	Assets Under Management (a)
(Dollars in thousands)	July 1, 2016	Change	January 1, 2016
Assets Under Management - Related Party
AlphaCat Sidecars	$8,045	$(27,371)	$35,416
AlphaCat ILS Funds - Lower Risk (b)	175,832	11,818	164,014
AlphaCat ILS Funds - Higher Risk (b)	76,287	10,823	65,464
AlphaCat Direct (c)	—	—	—
BetaCat ILS Funds	63,453	1,704	61,749
Total	$323,617	$(3,026)	$326,643

Assets Under Management - Third Party
AlphaCat Sidecars	$30,078	$(124,308)	$154,386
AlphaCat ILS Funds - Lower Risk (b)	1,226,709	124,247	1,102,462
AlphaCat ILS Funds - Higher Risk (b)	564,513	129,662	434,851
AlphaCat Direct (c)	365,558	(2,262)	367,820
BetaCat ILS Funds	—	—	—
Total	2,186,858	127,339	2,059,519
Total Assets Under Management	$2,510,475	$124,313	$2,386,162

(a)	The Company’s assets under management are based on NAV and are represented by investments made by related parties and third parties in the feeder funds and on a direct basis.

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
AlphaCat's assets under management were $2.5 billion as at July 1, 2016, compared to $2.4 billion as at January 1, 2016. Third party assets under management were $2.2 billion as at July 1, 2016, compared to $2.1 billion as at January 1, 2016. During the three months ended July 1, 2016, a total of $206.3 million of capital was raised, of which $190.2 million was raised from third parties. During the three months ended July 1, 2016, $25.8 million was returned to investors. Of this, $23.7 million was returned to third party investors.

Second Quarter 2016 Consolidated Non-Segment Results
The following table presents non-segment income and expense items on a consolidated basis for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Investment income
Net investment income (a)	$36,849	$4,995	$31,854

Operating expenses
General and administrative expenses	17,872	780	17,092
Share compensation expenses	4,007	829	3,178
Finance expenses (a)	13,979	(1,165)	15,144
Tax expense	1,706	(843)	2,549
Total operating expenses	37,564	(399)	37,963

Other items
Net realized gains on investments (a)	2,520	416	2,104
Change in net unrealized gains (losses) on investments (a)	30,052	63,978	(33,926)
(Loss) income from investment affiliate	(589)	(873)	284
Foreign exchange gains (losses) (a)	6,621	9,858	(3,237)
Other income (loss)	79	687	(608)
Total other items	38,683	74,066	(35,383)

Total corporate and investment information	$37,968	$79,460	$(41,492)

(a)	These items exclude the components which are included in the Company's share of AlphaCat and amounts which are consolidated from VIEs.
Net Investment Income

	Net Investment Income
	Three Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Managed investments
Fixed maturities and short-term investments	$30,621	$1,188	$29,433
Other investments	8,026	4,012	4,014
Cash and cash equivalents	380	(47)	427
Securities lending income	12	6	6
Total gross investment income	39,039	5,159	33,880
Investment expenses	(2,190)	(164)	(2,026)
Total managed net investment income	$36,849	$4,995	$31,854
The increase in managed net investment income for the three months ended June 30, 2016 was $5.0 million or 15.7% and was primarily due to increased yield on certain investment funds within other investments. Managed net investment income from other investments includes distributed and undistributed net income from certain investment funds.
The Company's managed yield-bearing portfolio had an annualized effective yield of 2.34% for the three months ended June 30, 2016 compared to 2.02% for the three months ended June 30, 2015, an increase of 32 basis points. Investment yield is calculated by dividing total managed net investment income by the average balance of the yield bearing assets managed by the Company's portfolio managers. Average assets for the period ended is the average of the beginning, ending and intervening quarter end asset balances.

General and Administrative and Share Compensation Expenses
Corporate general and administrative expenses for the three months ended June 30, 2016 were $17.9 million compared to $17.1 million for the three months ended June 30, 2015, an increase of $0.8 million or 4.6%. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses for the Corporate function and other costs relating to the Company as a whole.
Corporate share compensation expenses for the three months ended June 30, 2016 were $4.0 million compared to $3.2 million for the three months ended June 30, 2015, an increase of $0.8 million or 26.1%.
Finance Expenses
Finance expenses for the three months ended June 30, 2016 were $14.0 million compared to $15.1 million for the three months ended June 30, 2015, a decrease of $1.2 million or 7.7% due to reduced credit facility expenses.
Net Realized Gains and Change in Net Unrealized Gains (Losses) on Investments
Net realized gains on managed investments for the three months ended June 30, 2016 were $2.5 million compared to $2.1 million for the three months ended June 30, 2015, a favorable movement of $0.4 million. The net realized gains primarily resulted from the sale of managed fixed maturity investments.
The change in net unrealized gains on managed investments for the three months ended June 30, 2016 was $30.1 million compared to losses of $33.9 million for the three months ended June 30, 2015, a favorable movement of $64.0 million. The favorable movement was primarily due to the impact of declining interest rates on our fixed maturity investments during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
(Loss) Income From Investment Affiliate
The (loss) income from investment affiliate relates to the income earned from the Company's investments in the Aquiline Financial Services Fund II L.P. and Fund III L.P. For further details, refer to Note 6, "Investments in affiliates," to the Consolidated Financial Statements in Part I, Item 1.

Foreign Exchange Gains (Losses)
The Company's reporting currency is the U.S. dollar. As a significant portion of the Company's operations are transacted in currencies other than the U.S. dollar, fluctuations in foreign exchange rates may affect year-to-year comparisons. The Company's largest foreign currency fluctuation exposure is to the following currencies, with the movement in each currency against the U.S. dollar for the three months ended June 30, 2016 and 2015 shown in the table below:

	Three Months Ended June 30,
U.S. dollar (weakened) strengthened against:	2016	2015
British Pound sterling	7.6%	(5.3)%
Euro	2.4%	(3.2)%
Canadian dollar	(0.3)%	(1.3)%
Swiss franc	1.5%	(3.6)%
Australian dollar	3.0%	(0.9)%
New Zealand dollar	(3.1)%	10.3%
Singapore dollar	(0.3)%	(1.6)%
Japanese yen	(8.2)%	2.5%
South African rand	—%	0.5%
Foreign exchange gains for the three months ended June 30, 2016 were $6.6 million compared to losses of $3.2 million for the three months ended June 30, 2015, a favorable movement of $9.9 million primarily due to the U.S. dollar strengthening against several currencies, notably the British Pound sterling, the Euro, and the Australian dollar.
The Company currently hedges foreign currency exposure by substantively balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-U.S. dollar currencies, or by entering into forward foreign currency contracts. Consequently, the Company aims to have a limited exposure to foreign exchange fluctuations.

Year to Date 2016 Summarized Consolidated Results of Operations and Financial Condition
The following table presents results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Underwriting revenues
Gross premiums written	$1,936,833	$91,441	$1,845,392
Reinsurance premiums ceded	(204,064)	42,679	(246,743)
Net premiums written	1,732,769	134,120	1,598,649
Change in unearned premiums	(587,778)	(137,707)	(450,071)
Net premiums earned	1,144,991	(3,587)	1,148,578
Other insurance related income	1,481	(167)	1,648
Total underwriting revenues	1,146,472	(3,754)	1,150,226

Underwriting deductions
Losses and loss expenses	531,577	24,502	507,075
Policy acquisition costs	215,159	12,425	202,734
General and administrative expenses	175,896	7,636	168,260
Share compensation expenses	21,964	3,668	18,296
Total underwriting deductions	944,596	48,231	896,365

Underwriting income (a)	$201,876	$(51,985)	$253,861

Net investment income	68,718	4,078	64,640
Finance expenses	(29,369)	10,280	(39,649)
Dividends on preferred shares	—	—	—
Tax benefit (expense)	412	5,526	(5,114)
(Loss) income from operating affiliates	(23)	(5,745)	5,722
(Income) attributable to AlphaCat investors	(10,714)	(10,714)	—
Net (income) attributable to noncontrolling interest	(58,622)	(17,753)	(40,869)
Net operating income available to Validus common shareholders (a)	$172,278	$(66,313)	$238,591

Supplemental information:
Losses and loss expenses
Current period excluding items below	$562,890	$(50,388)	$613,278
Current period—notable loss events	36,915	(11,159)	48,074
Current period—non-notable loss events	48,292	48,292	—
Change in prior accident years	(116,520)	37,757	(154,277)
Total losses and loss expenses	$531,577	$24,502	$507,075

Selected ratios:
Net premiums written / Gross premiums written	89.5%	2.9	86.6%
Losses and loss expense ratio
Current period excluding items below	49.2%	(4.1)	53.3%
Current period—notable loss events	3.2%	(1.0)	4.2%
Current period—non-notable loss events	4.2%	4.2	—%
Change in prior accident years	(10.2)%	3.2	(13.4)%
Losses and loss expenses	46.4%	2.3	44.1%

Policy acquisition costs	18.8%	1.1	17.7%
General and administrative expenses (b)	17.3%	1.1	16.2%
Expense ratio	36.1%	2.2	33.9%
Combined ratio	82.5%	4.5	78.0%

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

Year to Date 2016 Summarized Consolidated Results of Operations and Financial Condition
Highlights for the year to date include the following:

•
Gross premiums written for the six months ended June 30, 2016 were $1,936.8 million compared to $1,845.4 million for the six months ended June 30, 2015, an increase of $91.4 million, or 5.0%. The increase was primarily driven by an increase in the AlphaCat and Western World segments, partially offset by decreases in the Talbot and Validus Re segments discussed further as follows:

◦
Gross premiums written for the six months ended June 30, 2016 in the AlphaCat segment, on behalf of the Company's VIEs, were $266.3 million, compared to $164.6 million for the six months ended June 30, 2015, an increase of $101.7 million or 61.8%, primarily due to an increase in the capital base of the AlphaCat ILS Funds.

◦
Gross premiums written for the six months ended June 30, 2016 in the Western World segment were $150.9 million compared to $136.5 million for the six months ended June 30, 2015, an increase of $14.4 million or 10.6%, primarily driven by an increase in the property lines.

◦
Gross premiums written for the six months ended June 30, 2016 in the Validus Re segment were $977.5 million compared to $1,009.1 million for the six months ended June 30, 2015, a decrease of $31.6 million or 3.1%. The decrease was primarily attributable to decreases in the property and marine lines as a result of current market conditions and increased cessions to AlphaCat, partially offset by increased specialty business.

◦
Gross premiums written for the six months ended June 30, 2016 in the Talbot segment were $562.4 million compared to $563.1 million for the six months ended June 30, 2015, a decrease of $0.7 million or 0.1%.

•	Underwriting revenues for the six months ended June 30, 2016 were $1,146.5 million compared to $1,150.2 million for the six months ended June 30, 2015, a decrease of $3.8 million or 0.3%.

•
Losses and loss expenses for the six months ended June 30, 2016 were $531.6 million compared to $507.1 million for the six months ended June 30, 2015, an increase of $24.5 million or 4.8%, primarily as a result of non-notable loss events occurring during the six months ended June 30, 2016.

•
Gross losses and loss expenses from the Canadian Wildfires notable loss event were $73.5 million for the six months ended June 30, 2016. Net of reinsurance recoveries of $36.6 million, the Company's share of net losses and loss expenses from this event were $36.9 million, or 3.2 percentage points of the loss ratio during the six months ended June 30, 2016. Net of losses of $6.4 million attributable to AlphaCat investors and noncontrolling interest and reinstatement premiums of $3.6 million, the net loss attributable to the Company was $26.9 million. During the six months ended June 30, 2015, the Company incurred a single notable loss event, Pemex, which resulted in an estimated net loss attributable to the Company of $48.1 million, or 4.2 percentage points of the loss ratio. Including reinstatement premiums of $0.4 million, the net loss attributable to the Company was $48.5 million.

•
Gross losses and loss expenses from the Texas Hailstorms, Kumamoto Earthquake and Jubilee Oil non-notable loss events were $92.5 million for the six months ended June 30, 2016. Net of reinsurance recoveries of $44.2 million, the Company's share of net losses and loss expenses from the non-notable loss events, were $48.3 million, or 4.2 percentage points of the loss ratio. Net of losses of $5.5 million attributable to AlphaCat investors and noncontrolling interest and reinstatement premiums of $9.7 million, the net loss attributable to the Company was $33.1 million. There were no losses and loss expenses from non-notable loss events for the six months ended June 30, 2015.

•	Loss ratios by line of business were as follows:

	Six Months Ended June 30,
	2016	Change	2015
Property	31.5%	15.8	15.7%
Marine	49.3%	(1.1)	50.4%
Specialty	58.4%	(5.1)	63.5%
Liability	64.1%	(9.9)	74.0%
All lines	46.4%	2.3	44.1%

•
The loss ratio for the six months ended June 30, 2016 was 46.4% which included $116.5 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 10.2 percentage points compared to a loss ratio for the six months ended June 30, 2015 of 44.1% which included $154.3 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 13.4 percentage points. The favorable development of $116.5 million for the six months ended June 30, 2016 was primarily due to favorable development on non-event reserves of $127.8 million, partially offset by unfavorable development on event reserves of $11.3 million. The term events refers to aggregate notable and non-notable losses incurred.

•	Combined ratio for the six months ended June 30, 2016 was 82.5% compared to 78.0% for the six months ended June 30, 2015.

•
Policy acquisition costs for the six months ended June 30, 2016 were $215.2 million compared to $202.7 million for the six months ended June 30, 2015, an increase of $12.4 million or 6.1%, primarily driven by an increase in the Western World segment due to the impact of the acquisition fair value adjustments during the six months ended June 30, 2015.

•
Underwriting income for the six months ended June 30, 2016 was $201.9 million compared to $253.9 million for the six months ended June 30, 2015, a decrease of $52.0 million or 20.5% primarily as a result of the changes in underwriting revenues and deductions as described above.

•
Net operating income available to Validus common shareholders for the six months ended June 30, 2016 was $172.3 million compared to $238.6 million for the six months ended June 30, 2015, a decrease of $66.3 million, or 27.8%.

•
Net income available to Validus common shareholders for the six months ended June 30, 2016 was $261.8 million compared to $239.2 million for the six months ended June 30, 2015, an increase of $22.6 million, or 9.4%.

•
Annualized return on average equity was 14.2% and annualized net operating return on average equity was 9.3% for the six months ended June 30, 2016 compared to 13.1% and 13.1%, respectively, for the six months ended June 30, 2015.

Year to Date 2016 Results of Operations - Validus Re Segment
The following table presents results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Underwriting revenues
Gross premiums written	$977,478	$(31,635)	$1,009,113
Reinsurance premiums ceded	(95,691)	37,464	(133,155)
Net premiums written	881,787	5,829	875,958
Change in unearned premiums	(390,834)	(32,514)	(358,320)
Net premiums earned	490,953	(26,685)	517,638
Other insurance related (loss) income	(165)	(914)	749
Total underwriting revenues	490,788	(27,599)	518,387

Underwriting deductions
Losses and loss expenses	215,007	(21,526)	236,533
Policy acquisition costs	84,823	(1,097)	85,920
General and administrative expenses	35,051	(3,239)	38,290
Share compensation expenses	5,676	702	4,974
Total underwriting deductions	340,557	(25,160)	365,717
Underwriting income (a)	$150,231	$(2,439)	$152,670

Supplemental information:
Losses and loss expenses
Current period excluding items below	$221,228	$(35,691)	$256,919
Current period—notable loss events	17,884	(17,305)	35,189
Current period—non-notable loss events	32,456	32,456	—
Change in prior accident years	(56,561)	(986)	(55,575)
Total losses and loss expenses	$215,007	$(21,526)	$236,533

Selected ratios:
Net premiums written / Gross premiums written	90.2%	3.4	86.8%

Losses and loss expense ratio
Current period excluding items below	45.1%	(4.5)	49.6%
Current period—notable loss events	3.6%	(3.2)	6.8%
Current period—non-notable loss events	6.6%	6.6	—%
Change in prior accident years	(11.5)%	(0.8)	(10.7)%
Losses and loss expenses	43.8%	(1.9)	45.7%

Policy acquisition costs	17.3%	0.7	16.6%
General and administrative expenses (b)	8.3%	(0.1)	8.4%
Expense ratio	25.6%	0.6	25.0%
Combined ratio	69.4%	(1.3)	70.7%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Six Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$408,671	41.8%	$(57,781)	(4.4)	$466,452	46.2%
Marine	114,409	11.7%	(25,536)	(2.2)	139,945	13.9%
Specialty	454,398	46.5%	51,682	6.6	402,716	39.9%
Total	$977,478	100.0%	$(31,635)		$1,009,113	100.0%
The decrease in gross premiums written in the property lines of $57.8 million was primarily due to a reduction in business written in the catastrophe excess of loss lines driven by reductions in participation on various programs due to current market conditions and increased AlphaCat cessions. The decrease in gross premiums written in the marine lines of $25.5 million was due to reductions in participation on various programs as a result of current market conditions and business historically written in marine lines being renewed in specialty lines. The increase in gross premiums written in the specialty lines of $51.7 million was primarily due to new casualty lines written during the period of $46.6 million and business historically written in marine lines being renewed in specialty lines.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property	$81,388	$(33,711)	$115,099
Marine	6,547	(218)	6,765
Specialty	7,756	(3,535)	11,291
Total	$95,691	$(37,464)	$133,155
Reinsurance premiums ceded in the property and specialty lines decreased by $33.7 million and $3.5 million, respectively, due to a reduction in the Company's main proportional retrocession program during the six months ended June 30, 2016.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Six Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$327,283	80.1%	$(24,070)	4.8	$351,353	75.3%
Marine	107,862	94.3%	(25,318)	(0.9)	133,180	95.2%
Specialty	446,642	98.3%	55,217	1.1	391,425	97.2%
Total	$881,787	90.2%	$5,829	3.4	$875,958	86.8%
The changes in net premiums written and net retention ratios are driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

	Net Premiums Earned
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property	$207,380	$(10,150)	$217,530
Marine	65,968	(16,679)	82,647
Specialty	217,605	144	217,461
Total	$490,953	$(26,685)	$517,638
The decrease in property and marine lines net premiums earned of $10.2 million and $16.7 million, respectively was as a result of lower gross premiums written during the six months ended June 30, 2016, offset by the earned impact of the reduction in reinsurance premiums ceded.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Six Months Ended June 30,
	2016	Change	2015
All lines—current period excluding items below	45.1%	(4.5)	49.6%
All lines—current period—notable loss events	3.6%	(3.2)	6.8%
All lines—current period—non-notable loss events	6.6%	6.6	0.0%
All lines—change in prior accident years	(11.5)%	(0.8)	(10.7)%
All lines—loss ratio	43.8%	(1.9)	45.7%

	Losses and Loss Expenses - All Lines
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
All lines—current period excluding items below	$221,228	$(35,691)	$256,919
All lines—current period—notable loss events	17,884	(17,305)	35,189
All lines—current period—non-notable loss events	32,456	32,456	—
All lines—change in prior accident years	(56,561)	(986)	(55,575)
All lines—losses and loss expenses	$215,007	$(21,526)	$236,533
Notable Loss Events
Gross losses and loss expenses from the Canadian Wildfires notable loss event were $54.2 million for the six months ended June 30, 2016. Net of reinsurance recoveries of $36.3 million, the Company's share of net losses and loss expenses was $17.9 million for the six months ended June 30, 2016, which represented 3.6 percentage points of the loss ratio. Net of reinstatement premiums of $3.1 million, the effect of this event on underwriting income was a reduction of $14.8 million. Losses and loss expenses from a single notable loss event, Pemex, were $35.2 million for the six months ended June 30, 2015, which represented 6.8 percentage points of the loss ratio. Net of $9.1 million of reinstatement premiums, the effect of this event on underwriting income was a reduction of $26.1 million.
Non-notable Loss Events
Gross losses and loss expenses from non-notable loss events were $76.7 million for the six months ended June 30, 2016. Net of reinsurance recoveries of $44.2 million, the Company's share of net losses and loss expenses was $32.5 million, which represented 6.6 percentage points of the loss ratio. The Texas Hailstorms, Kumamoto Earthquake and Jubilee Oil loss events, net of reinstatement premiums of $8.5 million, resulted in an aggregate reduction of underwriting income of $24.0 million. There were no losses and loss expenses from non-notable loss events during the six months ended June 30, 2015.

Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Six Months Ended June 30,
	2016	Change	2015
Property—current period excluding items below	19.8%	(3.0)	22.8%
Property—current period—notable loss events	8.6%	8.6	0.0%
Property—current period—non-notable loss events	10.6%	10.6	0.0%
Property—change in prior accident years	(15.6)%	(1.4)	(14.2)%
Property—loss ratio	23.4%	14.8	8.6%

	Losses and Loss Expenses - Property Lines
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property—current period excluding items below	$40,951	$(8,577)	$49,528
Property—current period—notable loss events	17,884	17,884	—
Property—current period—non-notable loss events	22,079	22,079	—
Property—change in prior accident years	(32,300)	(1,476)	(30,824)
Property—losses and loss expenses	$48,614	$29,910	$18,704
The property lines current period loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, decreased by 3.0 percentage points, representing a lower level of attritional losses in the current period.
During the six months ended June 30, 2016, the property lines incurred $17.9 million of losses and loss expenses from a single notable loss event, the Canadian Wildfires, which represented 8.6 percentage points of the property lines loss ratio. Losses and loss expenses on non-notable loss events, the Kumamoto Earthquake and the Texas Hailstorms, were $22.1 million, or 10.6 percentage points of the property lines loss ratio during the six months ended June 30, 2016. Net of reinstatement premiums of $1.8 million, the effect of these loss events on underwriting income was a reduction of $20.3 million. There were no notable or non-notable loss events during the six months ended June 30, 2015. The favorable development on prior accident years for the six months ended June 30, 2016 of $32.3 million included favorable development on prior years from non-event reserves of $21.5 million and event reserves of $10.8 million, including the Chilean earthquake, a third quarter 2015 notable loss event. The favorable development on prior accident years for the six months ended June 30, 2015 of $30.8 million was primarily due to favorable development on attritional losses.

	Losses and Loss Expense Ratio - Marine Lines
	Six Months Ended June 30,
	2016	Change	2015
Marine—current period excluding items below	50.2%	(5.8)	56.0%
Marine—current period—notable loss events	0.0%	(40.6)	40.6%
Marine—current period—non-notable loss events	1.0%	1.0	0.0%
Marine—change in prior accident years	(9.8)%	9.2	(19.0)%
Marine—loss ratio	41.4%	(36.2)	77.6%

	Losses and Loss Expenses - Marine Lines
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Marine—current period excluding items below	$33,125	$(13,147)	$46,272
Marine—current period—notable loss events	—	(33,524)	33,524
Marine—current period—non-notable loss events	670	670	—
Marine—change in prior accident years	(6,463)	9,206	(15,669)
Marine—losses and loss expenses	$27,332	$(36,795)	$64,127

The marine lines current period loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, decreased by 5.8 percentage points, representing a lower level of attritional losses in the current period.
During the six months ended June 30, 2015, the marine lines incurred $33.5 million of losses and loss expenses from a single notable loss event, Pemex, which represented 40.6 percentage points of the marine lines loss ratio. Net of $9.1 million of reinstatement premiums, the effect of this event on underwriting income was a reduction of $24.4 million. Losses and loss expenses from a single non-notable loss event, Jubilee Oil, were $0.7 million, or 1.0 percentage point of the marine lines loss ratio for the six months ended June 30, 2016. The favorable development of $6.5 million on prior accident years for the six months ended June 30, 2016 was primarily due to favorable development on non-event reserves of $18.5 million, and was partially offset by unfavorable development on event reserves of $12.0 million, whereas the favorable development of $15.7 million on prior accident years for the six months ended June 30, 2015 was primarily due to favorable development on attritional losses.

	Losses and Loss Expense Ratio - Specialty Lines
	Six Months Ended June 30,
	2016	Change	2015
Specialty—current period excluding items below	67.6%	(6.5)	74.1%
Specialty—current period—notable loss events	0.0%	(0.8)	0.8%
Specialty—current period—non-notable loss events	4.5%	4.5	0.0%
Specialty—change in prior accident years	(8.2)%	(4.0)	(4.2)%
Specialty—loss ratio	63.9%	(6.8)	70.7%

	Losses and Loss Expenses - Specialty Lines
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Specialty—current period excluding items below	$147,152	$(13,967)	$161,119
Specialty—current period—notable loss events	—	(1,665)	1,665
Specialty—current period—non-notable loss events	9,707	9,707	—
Specialty—change in prior accident years	(17,798)	(8,716)	(9,082)
Specialty—losses and loss expenses	$139,061	$(14,641)	$153,702
The specialty lines current period loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, decreased by 6.5 percentage points, representing a lower level of attritional losses in the current period. During the six months ended June 30, 2015, the specialty lines incurred $1.7 million of losses and loss expenses from a single notable loss event, Pemex, which represented 0.8 percentage points of the specialty lines loss ratio. Losses and loss expenses from a single non-notable loss event, Jubilee Oil, were $9.7 million, or 4.5 percentage points of the specialty lines loss ratio for the six months ended June 30, 2016. The favorable loss reserve development on prior accident years for the six months ended June 30, 2016 of $17.8 million was primarily due to favorable development on attritional losses and agriculture losses. The favorable development on prior accident years for the six months ended June 30, 2015 of $9.1 million was primarily due to favorable development on attritional losses.

Policy Acquisition Costs

	Policy Acquisition Costs
	Six Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$37,213	17.9%	$537	1.0	$36,676	16.9%
Marine	10,193	15.5%	(5,413)	(3.4)	15,606	18.9%
Specialty	37,417	17.2%	3,779	1.7	33,638	15.5%
Total	$84,823	17.3%	$(1,097)	0.7	$85,920	16.6%
The acquisition cost ratio for the marine lines decreased by 3.4 percentage points primarily due to adjustments to existing business and the impact of reinstatement premiums. The acquisition costs ratio for the specialty lines increased by 1.7 percentage points primarily due an increase in financial, trade credit, and mortgage lines which carry higher acquisition costs.
Underwriting Income Before General and Administrative and Share Compensation Expenses

	Underwriting Income Before General and Administrative and Share Compensation Expenses
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property	$121,553	$(40,597)	$162,150
Marine	28,443	25,529	2,914
Specialty	41,127	11,006	30,121
Other insurance related (loss) income	(165)	(914)	749
Total	$190,958	$(4,976)	$195,934
The changes in underwriting income before general and administrative and share compensation expenses are driven by factors highlighted above in respect of gross premiums written, reinsurance premiums ceded, losses and loss expenses and policy acquisition costs.
General and Administrative and Share Compensation Expenses

	General and Administrative and Share Compensation Expenses
	Six Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$35,051	7.1%	$(3,239)	(0.3)	$38,290	7.4%
Share compensation expenses	5,676	1.2%	702	0.2	4,974	1.0%
Total	$40,727	8.3%	$(2,537)	(0.1)	$43,264	8.4%
General and administrative expenses decreased by $3.2 million, or 8.5%, primarily due to reductions in office related expenses and staff costs. Share compensation expenses were comparable for the six months ended June 30, 2016 and 2015.

Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the six months ended June 30, 2016 and 2015.

	Select Underwriting Ratios
	Six Months Ended June 30,
	2016	Change	2015
Losses and loss expense ratio	43.8%	(1.9)	45.7%
Policy acquisition cost ratio	17.3%	0.7	16.6%
General and administrative expense ratio (a)	8.3%	(0.1)	8.4%
Expense ratio	25.6%	0.6	25.0%
Combined ratio	69.4%	(1.3)	70.7%

(a)	The general and administrative expense ratio includes share compensation expenses.
The decrease in the combined ratio for the six months ended June 30, 2016 of 1.3 percentage points compared to the six months ended June 30, 2015 was due to the movement in the underlying ratios as discussed above.

Year to Date 2016 Results of Operations - Talbot Segment
The following table presents results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Underwriting revenues
Gross premiums written	$562,384	$(739)	$563,123
Reinsurance premiums ceded	(114,619)	13,702	(128,321)
Net premiums written	447,765	12,963	434,802
Change in unearned premiums	(39,424)	(32,649)	(6,775)
Net premiums earned	408,341	(19,686)	428,027
Other insurance related income	290	196	94
Total underwriting revenues	408,631	(19,490)	428,121

Underwriting deductions
Losses and loss expenses	209,411	35,313	174,098
Policy acquisition costs	87,956	(8,807)	96,763
General and administrative expenses	77,596	5,547	72,049
Share compensation expenses	6,792	811	5,981
Total underwriting deductions	381,755	32,864	348,891
Underwriting income (a)	$26,876	$(52,354)	$79,230

Supplemental information:
Losses and loss expenses
Current period excluding items below	$239,645	$(8,841)	$248,486
Current period—notable loss events	11,703	(1,182)	12,885
Current period—non-notable loss events	9,111	9,111	—
Change in prior accident years	(51,048)	36,225	(87,273)
Total losses and loss expenses	$209,411	$35,313	$174,098

Selected ratios:
Net premiums written / Gross premiums written	79.6%	2.4	77.2%

Losses and loss expense ratio
Current period excluding items below	58.7%	0.6	58.1%
Current period—notable loss events	2.9%	(0.1)	3.0%
Current period—non-notable loss events	2.2%	2.2	—%
Change in prior accident years	(12.5)%	7.9	(20.4)%
Losses and loss expenses	51.3%	10.6	40.7%

Policy acquisition costs	21.5%	(1.1)	22.6%
General and administrative expenses (b)	20.7%	2.5	18.2%
Expense ratio	42.2%	1.4	40.8%
Combined ratio	93.5%	12.0	81.5%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Six Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$181,413	32.2%	$934	0.1	$180,479	32.1%
Marine	174,212	31.0%	(25,866)	(4.5)	200,078	35.5%
Specialty	206,759	36.8%	24,193	4.4	182,566	32.4%
Total	$562,384	100.0%	$(739)		$563,123	100.0%
Talbot gross premiums written for the six months ended June 30, 2016 translated at 2015 exchange rates would have been $569.1 million, an increase of $6.0 million on the prior year period.
The decrease in gross premiums written in the marine lines of $25.9 million includes an increase in premium estimates of $9.9 million, which had no impact on earned premium. After the impact of these changes in estimates, the decrease was primarily driven by decreases in the upstream energy class as a result of reductions in our participation and non-renewals on various programs due to the current rate environment. The increase in gross premiums written in the specialty lines of $24.2 million includes an increase in premium estimates of $21.0 million, which had no impact on earned premium. After the impact of these changes in estimates, the increase was primarily driven by increases in the contingency and accident and health classes as a result of increased renewals and upwards premium adjustments, respectively.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property	$53,789	$(8,788)	$62,577
Marine	26,101	(2,577)	28,678
Specialty	34,729	(2,337)	37,066
Total	$114,619	$(13,702)	$128,321
The decrease in reinsurance premiums ceded in the property lines of $8.8 million was due primarily to a decrease in proportional premium adjustments on prior period policies and an overall decrease in reinstatement premiums during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in reinsurance premiums ceded in the marine lines of $2.6 million was primarily due to a higher balance for the six months ended June 30, 2015, which was primarily attributable to $9.5 million of reinstatement premiums from Pemex, a 2015 notable loss event and was partially offset by reinstatement premiums on other events and favorable adjustments on prior period contracts.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Six Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$127,624	70.3%	$9,722	5.0	$117,902	65.3%
Marine	148,111	85.0%	(23,289)	(0.7)	171,400	85.7%
Specialty	172,030	83.2%	26,530	3.5	145,500	79.7%
Total	$447,765	79.6%	$12,963	2.4	$434,802	77.2%
The changes in net premiums written and net retention ratios are driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

	Net Premiums Earned
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property	$115,855	$4,712	$111,143
Marine	143,793	(26,260)	170,053
Specialty	148,693	1,862	146,831
Total	$408,341	$(19,686)	$428,027
Excluding the impact of the changes in estimates noted above on gross premiums written, which had no impact on earned premium, the changes in the net premiums earned were consistent with the pattern of net premiums written for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Six Months Ended June 30,
	2016	Change	2015
All lines—current period excluding items below	58.7%	0.6	58.1%
All lines—current period—notable loss events	2.9%	(0.1)	3.0%
All lines—current period—non-notable loss events	2.2%	2.2	0.0%
All lines—change in prior accident years	(12.5)%	7.9	(20.4)%
All lines—loss ratio	51.3%	10.6	40.7%

	Losses and Loss Expenses - All Lines
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
All lines—current period excluding items below	$239,645	$(8,841)	$248,486
All lines—current period—notable loss events	11,703	(1,182)	12,885
All lines—current period—non-notable loss events	9,111	9,111	—
All lines—change in prior accident years	(51,048)	36,225	(87,273)
All lines—losses and loss expenses	$209,411	$35,313	$174,098
Notable Loss Events
Gross losses and loss expenses from the Canadian Wildfires notable loss event were $12.0 million for the six months ended June 30, 2016. Net of reinsurance recoveries of $0.3 million, the Company's share of net losses and loss expenses was $11.7 million, which represented 2.9 percentage points of the loss ratio. Net of reinstatement premiums of $0.5 million, the effect of this event on underwriting income was a reduction of $11.2 million. Losses and loss expenses from a single notable loss event, Pemex, were $12.9 million for the six months ended June 30, 2015, which represented 3.0 percentage points of the loss ratio. Including reinstatement premiums payable, the effect of this event on underwriting income was a reduction of $22.4 million.
Non-notable Loss Events
Losses and loss expenses from non-notable loss events for the six months ended June 30, 2016 were $9.1 million, which represented 2.2 percentage points of the loss ratio. The Texas Hailstorms, Kumamoto Earthquake and Jubilee Oil loss events, net of reinstatement premiums of $1.1 million, resulted in an aggregate reduction of underwriting income of $8.0 million. There were no losses and loss expenses from non-notable loss events during the six months ended June 30, 2015.

Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Six Months Ended June 30,
	2016	Change	2015
Property—current period excluding items below	59.4%	(3.7)	63.1%
Property—current period—notable loss events	10.1%	9.7	0.4%
Property—current period—non-notable loss events	3.7%	3.7	0.0%
Property—change in prior accident years	(24.6)%	9.1	(33.7)%
Property—loss ratio	48.6%	18.8	29.8%

	Losses and Loss Expenses - Property Lines
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property—current period excluding items below	$68,874	$(1,306)	$70,180
Property—current period—notable loss events	11,703	11,277	426
Property—current period—non-notable loss events	4,274	4,274	—
Property—change in prior accident years	(28,540)	8,895	(37,435)
Property—losses and loss expenses	$56,311	$23,140	$33,171
The property lines current period loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, decreased by 3.7 percentage points, representing a lower level of attritional losses incurred in the current period.
During the six months ended June 30, 2016, the property lines incurred $11.7 million of losses and loss expenses from a single notable loss event, the Canadian Wildfires, which represented 10.1 percentage points of the property lines loss ratio. Net of reinstatement premiums of $0.5 million, the effect of this event on underwriting income was a reduction of $11.2 million. During the six months ended June 30, 2015, the property lines incurred $0.4 million of losses and loss expenses from a single notable loss event, Pemex, which represented 0.4 percentage points of the property lines loss ratio. Net of reinstatement premiums of $0.1 million, the effect of this event on underwriting income was a reduction of $0.3 million. Losses and loss expenses on non-notable loss events, the Kumamoto Earthquake and the Texas Hailstorms, were $4.3 million, or 3.7 percentage points of the property lines loss ratio during the six months ended June 30, 2016. There were no non-notable loss events during the six months ended June 30, 2015.
The favorable development on prior accident years for the six months ended June 30, 2016 of $28.5 million included favorable development on event reserves of $8.7 million and non-event reserves of $19.8 million. The favorable development on prior accident years for the six months ended June 30, 2015 of $37.4 million was primarily due to favorable development on attritional losses and certain events, including the Thailand floods, which was a 2011 notable loss event.

	Losses and Loss Expense Ratio - Marine Lines
	Six Months Ended June 30,
	2016	Change	2015
Marine—current period excluding items below	53.6%	2.4	51.2%
Marine—current period—notable loss events	0.0%	(7.3)	7.3%
Marine—current period—non-notable loss events	3.4%	3.4	0.0%
Marine—change in prior accident years	(4.1)%	17.3	(21.4)%
Marine—loss ratio	52.9%	15.8	37.1%

	Losses and Loss Expenses - Marine Lines
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Marine—current period excluding items below	$77,156	$(9,831)	$86,987
Marine—current period—notable loss events	—	(12,459)	12,459
Marine—current period—non-notable loss events	4,837	4,837	—
Marine—change in prior accident years	(5,964)	30,360	(36,324)
Marine—losses and loss expenses	$76,029	$12,907	$63,122
The marine lines current period loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, increased by 2.4 percentage points, primarily due to the decrease in net premiums earned during the six months ended June 30, 2016 as noted above. During the six months ended June 30, 2015, the marine lines incurred $12.5 million of losses and loss expenses from a single notable loss event, Pemex, which represented 7.3 percentage points of the marine lines loss ratio. Including reinstatement premiums payable, the effect of this event on underwriting income was a reduction of $22.0 million. Losses and loss expenses on a single non-notable loss event, Jubilee Oil, were $4.8 million, or 3.4 percentage points of the marine lines loss ratio during the six months ended June 30, 2016. There were no non-notable loss events during the six months ended June 30, 2015. The favorable development on prior accident years for the six months ended June 30, 2016 of $6.0 million was comprised of favorable development on attritional losses of $25.1 million partially offset by adverse development of $19.1 million on prior years events. The adverse development was driven by reserves established following the receipt of a loss advice on an individual marine policy that incepted during the second half of 2015. The favorable development on prior accident years for the six months ended June 30, 2015 of $36.3 million was primarily due to favorable development on attritional losses.

	Losses and Loss Expense Ratio - Specialty Lines
	Six Months Ended June 30,
	2016	Change	2015
Specialty—current period excluding items below	62.9%	0.7	62.2%
Specialty—current period—notable loss events	0.0%	0.0	0.0%
Specialty—current period—non-notable loss events	0.0%	0.0	0.0%
Specialty—change in prior accident years	(11.1)%	(1.9)	(9.2)%
Specialty—loss ratio	51.8%	(1.2)	53.0%

	Losses and Loss Expenses - Specialty Lines
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Specialty—current period excluding items above	$93,615	$2,296	$91,319
Specialty—current period—notable loss events	—	—	—
Specialty—current period—non-notable loss events	—	—	—
Specialty—change in prior accident years	(16,544)	(3,030)	(13,514)
Specialty—losses and loss expenses	$77,071	$(734)	$77,805
The specialty lines current period loss ratio, excluding the impact of the change in prior accident years, increased by 0.7 percentage points, representing a higher level of attritional losses in the current period. The favorable development of $16.5 million and $13.5 million on prior accident years for the six months ended June 30, 2016 and 2015, respectively, was primarily due to favorable development on attritional losses.

Policy Acquisition Costs

	Policy Acquisition Costs
	Six Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$17,474	15.1%	$1,385	0.6	$16,089	14.5%
Marine	36,097	25.1%	(9,392)	(1.6)	45,489	26.7%
Specialty	34,385	23.1%	(800)	(0.9)	35,185	24.0%
Total	$87,956	21.5%	$(8,807)	(1.1)	$96,763	22.6%
The marine acquisition cost ratio decreased by 1.6 percentage points primarily attributable to lower net earned premiums for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, which included reinstatement premiums from Pemex, a 2015 notable loss event.
Underwriting Income Before General and Administrative and Share Compensation Expenses

	Underwriting Income Before General and Administrative and Share Compensation Expenses
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property	$42,070	$(19,813)	$61,883
Marine	31,667	(29,775)	61,442
Specialty	37,237	3,396	33,841
Other insurance related income	290	196	94
Total	$111,264	$(45,996)	$157,260
The changes in underwriting income before general and administrative and share compensation expenses are driven by factors highlighted above in respect of gross premiums written, reinsurance premiums ceded, losses and loss expenses and policy acquisition costs.
General and Administrative and Share Compensation Expenses

	General and Administrative and Share Compensation Expenses
	Six Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$77,596	19.0%	$5,547	2.2	$72,049	16.8%
Share compensation expenses	6,792	1.7%	811	0.3	5,981	1.4%
Total	$84,388	20.7%	$6,358	2.5	$78,030	18.2%
General and administrative expenses for the six months ended June 30, 2016 translated at 2015 exchange rates would have been $81.8 million, an increase of $9.8 million. This increase was primarily due to a greater retention of costs within the segment and an increase in Lloyd's related costs. Share compensation expenses were comparable for the six months ended June 30, 2016 and 2015.

Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the six months ended June 30, 2016 and 2015.

	Select Underwriting Ratios
	Six Months Ended June 30,
	2016	Change	2015
Losses and loss expense ratio	51.3%	10.6	40.7%
Policy acquisition cost ratio	21.5%	(1.1)	22.6%
General and administrative expense ratio (a)	20.7%	2.5	18.2%
Expense ratio	42.2%	1.4	40.8%
Combined ratio	93.5%	12.0	81.5%

(a)	The general and administrative expense ratio includes share compensation expenses.
The increase in the combined ratio for the six months ended June 30, 2016 of 12.0 percentage points compared to the six months ended June 30, 2015 was due to the movement in the underlying ratios as discussed above.

Year to Date 2016 Results of Operations - Western World Segment
The following table presents results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Underwriting revenues
Gross premiums written	$150,930	$14,429	$136,501
Reinsurance premiums ceded	(9,145)	(471)	(8,674)
Net premiums written	141,785	13,958	127,827
Change in unearned premiums	(14,630)	(19,803)	5,173
Net premiums earned	127,155	(5,845)	133,000
Other insurance related income	477	(62)	539
Total underwriting revenues	127,632	(5,907)	133,539

Underwriting deductions
Losses and loss expenses	83,875	(13,413)	97,288
Policy acquisition costs	29,610	15,714	13,896
General and administrative expenses	23,533	3,983	19,550
Share compensation expenses	1,123	152	971
Total underwriting deductions	138,141	6,436	131,705
Underwriting (loss) income (a)	$(10,509)	$(12,343)	$1,834

Supplemental information:
Losses and loss expenses
Current period excluding items below	$90,834	$(17,039)	$107,873
Current period—notable loss events	—	—	—
Current period—non-notable loss events	625	625	—
Change in prior accident years	(7,584)	3,001	(10,585)
Total losses and loss expenses	$83,875	$(13,413)	$97,288

Selected ratios:
Net premiums written / Gross premiums written	93.9%	0.3	93.6%

Losses and loss expense ratio
Current period excluding items below	71.5%	(9.6)	81.1%
Current period—notable loss events	—%	—	—%
Current period—non-notable loss events	0.5%	0.5	—%
Change in prior accident years	(6.0)%	2.0	(8.0)%
Losses and loss expenses	66.0%	(7.1)	73.1%

Policy acquisition costs	23.3%	12.8	10.5%
General and administrative expense (b)	19.3%	3.9	15.4%
Expense ratio	42.6%	16.7	25.9%
Combined ratio	108.6%	9.6	99.0%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Six Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$41,644	27.6%	$16,372	9.1	$25,272	18.5%
Liability	109,286	72.4%	(1,943)	(9.1)	111,229	81.5%
Total	$150,930	100.0%	$14,429		$136,501	100.0%
The property lines consist largely of commercial package property, program and brokerage business. The increase in gross premiums written in the property lines of $16.4 million was primarily due to increases in the commercial package property, brokerage property and program flood classes of $4.3 million, $6.8 million and $2.4 million, respectively, as a result of the continued build out of the underwriting platform in short tail lines. Gross premiums written in the liability lines consist largely of commercial package liability, program and other liability business. The decrease in gross premiums written in the liability lines of $1.9 million was driven by reductions in underperforming programs and brokerage general liability lines that have been discontinued.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property	$3,707	$1,770	$1,937
Liability	5,438	(1,299)	6,737
Total	$9,145	$471	$8,674
Reinsurance premiums ceded were driven by the factors highlighted above in respect of gross premiums written for the six months ended June 30, 2016 and 2015.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Six Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$37,937	91.1%	$14,602	(1.2)	$23,335	92.3%
Liability	103,848	95.0%	(644)	1.1	104,492	93.9%
Total	$141,785	93.9%	$13,958	0.3	$127,827	93.6%
Net premiums written and the net retention ratio were driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.
Net Premiums Earned

	Net Premiums Earned
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property	$26,372	$4,950	$21,422
Liability	100,783	(10,795)	111,578
Total	$127,155	$(5,845)	$133,000
Net premiums earned were driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. Net premiums earned exceeded net premiums written for the six months ended June 30, 2015 as Western World discontinued writing business in several underperforming classes during the three months ended December 31, 2014, including binding authority commercial auto business, a large bar and tavern program and certain brokerage general liability habitational accounts.

Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Six Months Ended June 30,
	2016	Change	2015
All lines—current period excluding items below	71.5%	(9.6)	81.1%
All lines—current period—notable loss events	0.0%	0.0	0.0%
All lines—current period—non-notable loss events	0.5%	0.5	0.0%
All lines—change in prior accident years (a)	(6.0)%	2.0	(8.0)%
All lines—loss ratio (a)	66.0%	(7.1)	73.1%

	Losses and Loss Expenses - All Lines
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
All lines—current period excluding items below	$90,834	$(17,039)	$107,873
All lines—current period—notable loss events	—	—	—
All lines—current period—non-notable loss events	625	625	—
All lines—change in prior accident years (a)	(7,584)	3,001	(10,585)
All lines—losses and loss expenses (a)	$83,875	$(13,413)	$97,288

(a)
Upon closing the acquisition, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $6,115 during the six months ended June 30, 2015, benefiting the loss ratio by 4.6 percentage points. The remaining fair value adjustment of $4,864 was fully amortized during the year ended December 31, 2015.

Notable Loss Events
There were no notable loss events for the six months ended June 30, 2016 or 2015.
Non-notable Loss Events
Losses and loss expenses from the Texas Hailstorm non-notable loss event were $0.6 million, representing 0.5 percentage points of the loss ratio for the six months ended June 30, 2016. There were no losses and loss expenses from non-notable loss events during the six months ended June 30, 2015.
Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Six Months Ended June 30,
	2016	Change	2015
Property—current period excluding items below	78.2%	(7.3)	85.5%
Property—current period—notable loss events	0.0%	0.0	0.0%
Property—current period—non-notable loss events	2.4%	2.4	0.0%
Property—change in prior accident years (a)	(7.7)%	9.1	(16.8)%
Property—loss ratio (a)	72.9%	4.2	68.7%

	Losses and Loss Expenses - Property Lines
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property—current period excluding items below	$20,629	$2,316	$18,313
Property—current period—notable loss events	—	—	—
Property—current period—non-notable loss events	625	625	—
Property—change in prior accident years (a)	(2,023)	1,571	(3,594)
Property—losses and loss expenses (a)	$19,231	$4,512	$14,719

(a)
Upon closing the acquisition, an adjustment of $409 was made to decrease net reserves to reflect fair value. This adjustment was amortized to income through an increase in losses and loss expenses of $161 during the six months ended June 30, 2015, increasing the loss ratio by 0.8 percentage points. The remaining fair value adjustment of $127 was fully amortized during the year ended December 31, 2015.

The property lines current period loss ratio, excluding the impact of notable and non-notable loss events and the change in prior accident years, decreased by 7.3 percentage points, representing a lower level of attritional losses in the current period.
During the six months ended June 30, 2016, the property lines incurred $0.6 million of losses, or 2.4 percentage points of the property lines loss ratio, resulting from the Texas Hailstorms non-notable loss event and $8.5 million of losses, or 32.2 percentage points of the property lines loss ratio, from other U.S.-based weather events including floods. There were no non-notable loss events during the six months ended June 30, 2015. The favorable development on prior accident years for the six months ended June 30, 2016 and 2015 of $2.0 million and $3.6 million, respectively, primarily related to favorable development on attritional losses.

	Losses and Loss Expense Ratio - Liability Lines
	Six Months Ended June 30,
	2016	Change	2015
Liability—current period excluding items below	69.6%	(10.7)	80.3%
Liability—current period—notable loss events	0.0%	0.0	0.0%
Liability—current period—non-notable loss events	0.0%	0.0	0.0%
Liability—change in prior accident years (a)	(5.5)%	0.8	(6.3)%
Liability—loss ratio (a)	64.1%	(9.9)	74.0%

	Losses and Loss Expenses - Liability Lines
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Liability—current period excluding items above	$70,205	$(19,355)	$89,560
Liability—current period—notable loss events	—	—	—
Liability—current period—non-notable loss events	—	—	—
Liability—change in prior accident years (a)	(5,561)	1,430	(6,991)
Liability—losses and loss expenses (a)	$64,644	$(17,925)	$82,569

(a)
Upon closing the acquisition, an adjustment of $15,995 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $6,276 during the six months ended June 30, 2015, benefiting the loss ratio by 5.6 percentage points. The remaining fair value adjustment of $4,991 was fully amortized during the year ended December 31, 2015.

The liability lines current period loss ratio, excluding the impact of the change in prior accident years, decreased by 10.7 percentage points as Western World discontinued writing business in several underperforming classes during the fourth quarter of 2014. The favorable loss reserve development during the six months ended June 30, 2016 of $5.6 million was due to favorable development on attritional losses, whereas the favorable loss reserve development of $7.0 million during the six months ended June 30, 2015 was primarily due to the amortization of the fair value adjustment as noted in the table footnote above.
Policy Acquisition Costs

	Policy Acquisition Costs
	Six Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$6,283	23.8%	$4,734	16.6	$1,549	7.2%
Liability	23,327	23.1%	10,980	12.0	12,347	11.1%
Total (a)	$29,610	23.3%	$15,714	12.8	$13,896	10.5%

(a)
Upon closing the acquisition, an adjustment of $34,736 was made to reduce deferred acquisition costs to reflect fair value. These deferred acquisition costs would otherwise have been expensed in the amount of $16,992 during the six months ended June 30, 2015, benefiting the policy acquisition cost ratio by 12.8 percentage points.

The acquisition cost ratio for the property and liability lines increased by 16.6 and 12.0 percentage points, respectively, primarily due to the impact of the acquisition fair value adjustments during the six months ended June 30, 2015 as noted in footnote (a) above.

Underwriting Income Before General and Administrative and Share Compensation Expenses

	Underwriting Income Before General and Administrative and Share Compensation Expenses
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Property	$858	$(4,296)	$5,154
Liability	12,812	(3,850)	16,662
Other insurance related income	477	(62)	539
Total	$14,147	$(8,208)	$22,355
The changes in underwriting income before general and administrative and share compensation expenses are driven by factors highlighted above in respect of gross premiums written, reinsurance premiums ceded, losses and loss expenses and policy acquisition costs.
General and Administrative and Share Compensation Expenses

	General and Administrative and Share Compensation Expenses
	Six Months Ended June 30,
	2016		Change		2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$23,533	18.4%	$3,983	3.7	$19,550	14.7%
Share compensation expenses	1,123	0.9%	152	0.2	971	0.7%
Total	$24,656	19.3%	$4,135	3.9	$20,521	15.4%
The increase in general and administrative expenses of $4.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to increases in staff related costs associated with the opening of new offices in Arizona, Atlanta and New York. Share compensation expenses were comparable for the six months ended June 30, 2016 and 2015.
Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	Change	2015
Losses and loss expense ratio	66.0%	(7.1)	73.1%
Policy acquisition cost ratio	23.3%	12.8	10.5%
General and administrative expense ratio (a)	19.3%	3.9	15.4%
Expense ratio	42.6%	16.7	25.9%
Combined ratio	108.6%	9.6	99.0%

(a)	The general and administrative expense ratio includes share compensation expenses.
The increase in the combined ratio for the six months ended June 30, 2016 of 9.6% percentage points compared to the six months ended June 30, 2015 was due to the movement in the underlying ratios as discussed above.

Year to Date 2016 Results of Operations - AlphaCat Segment
The following table presents Validus' share of the AlphaCat segment income on an asset manager basis for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Revenues
Third party	$7,818	$(1,042)	$8,860
Related party	1,219	(1,101)	2,320
Total revenues	9,037	(2,143)	11,180

Expenses
General and administrative expenses	4,233	(526)	4,759
Share compensation expenses	274	(25)	299
Finance expenses	883	(6,079)	6,962
Foreign exchange gains	12	10	2
Total expenses	5,402	(6,620)	12,022

Income (loss) before investments from AlphaCat Funds and Sidecars	$3,635	$4,477	$(842)

Investment income (loss) from AlphaCat Funds and Sidecars (b)
AlphaCat Sidecars	665	(1,776)	2,441
AlphaCat ILS Funds - Lower Risk (c)	4,582	1,402	3,180
AlphaCat ILS Funds - Higher Risk (c)	3,128	(1,673)	4,801
BetaCat ILS Funds	1,676	1,442	234
PaCRe	(23)	(5,745)	5,722
Total investment income from AlphaCat Funds and Sidecars	10,028	(6,350)	16,378

Validus' share of AlphaCat income	$13,663	$(1,873)	$15,536

Supplemental information:

Gross premiums written
AlphaCat Sidecars	$(66)	$(43,413)	$43,347
AlphaCat ILS Funds - Lower Risk (c)	110,192	21,757	88,435
AlphaCat ILS Funds - Higher Risk (c)	138,330	105,512	32,818
AlphaCat Direct (d)	17,797	17,797	—
Total	$266,253	$101,653	$164,600

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

Revenues
Revenues earned for the six months ended June 30, 2016 were $9.0 million, of which $1.2 million were earned from related parties, compared to $11.2 million for the six months ended June 30, 2015, of which $2.3 million were earned from related parties. The overall decrease in revenues of $2.1 million was primarily due to lower performance fees due to losses arising from notable and non-notable loss events during the six months ended June 30, 2016.
Expenses
Total expenses for the six months ended June 30, 2016 were $5.4 million, compared to $12.0 million for the six months ended June 30, 2015, a decrease of $6.6 million. The decrease was primarily attributable to reduced placement fees incurred in relation to raising new capital during the six months ended June 30, 2016.
Investment income from AlphaCat Funds and Sidecars
Investment income available to Validus common shareholders from the AlphaCat Funds and Sidecars decreased by $6.4 million, primarily due to the wind down of PaCRe, which was off-risk effective January 1, 2016. Excluding PaCRe, investment income available to Validus from the AlphaCat Funds and Sidecars was $10.1 million for the six months ended June 30, 2016 as compared to $10.7 million for the six months ended June 30, 2015, a decrease of $0.6 million. The decrease was primarily due to Validus' share of the net losses and loss expenses of $1.5 million from notable and non-notable loss events during the six months ended June 30, 2016.
Assets Under Management

	Assets Under Management (a)
(Dollars in thousands)	July 1, 2016	Change	January 1, 2016
Assets Under Management - Related Party
AlphaCat Sidecars	$8,045	$(27,371)	$35,416
AlphaCat ILS Funds - Lower Risk (b)	175,832	11,818	164,014
AlphaCat ILS Funds - Higher Risk (b)	76,287	10,823	65,464
AlphaCat Direct (c)	—	—	—
BetaCat ILS Funds	63,453	1,704	61,749
Total	$323,617	$(3,026)	$326,643

Assets Under Management - Third Party
AlphaCat Sidecars	$30,078	$(124,308)	$154,386
AlphaCat ILS Funds - Lower Risk (b)	1,226,709	124,247	1,102,462
AlphaCat ILS Funds - Higher Risk (b)	564,513	129,662	434,851
AlphaCat Direct (c)	365,558	(2,262)	367,820
BetaCat ILS Funds	—	—	—
Total	2,186,858	127,339	2,059,519
Total Assets Under Management	$2,510,475	$124,313	$2,386,162

(a)	The Company’s assets under management are based on NAV and are represented by investments made by related parties and third parties in the feeder funds and on a direct basis.

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
AlphaCat's assets under management were $2.5 billion as at July 1, 2016, compared to $2.4 billion as at January 1, 2016. Third party assets under management were $2.2 billion as at July 1, 2016, compared to $2.1 billion as at January 1, 2016. During the six months ended July 1, 2016, a total of $255.5 million of capital was raised, of which $235.9 million was raised from third parties. During the six months ended July 1, 2016, $172.3 million was returned to investors, of which $143.9 million was returned to third party investors.

Year to Date 2016 Consolidated Non-Segment Results
The following table presents non-segment income and expense items on a consolidated basis for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Investment income
Net investment income (a)	$64,772	$3,482	$61,290

Operating expenses
General and administrative expenses	34,055	1,357	32,698
Share compensation expenses	8,099	2,028	6,071
Finance expenses (a)	28,320	(2,160)	30,480
Tax (benefit) expenses	(412)	(5,526)	5,114
Total operating expenses	70,062	(4,301)	74,363

Other items
Net realized gains on investments (a)	1,434	(4,850)	6,284
Change in net unrealized gains on investments (a)	77,130	76,387	743
(Loss) income from investment affiliate	(4,702)	(7,762)	3,060
Foreign exchange gains (losses) (a)	12,695	19,388	(6,693)
Other income (loss)	756	1,364	(608)
Total other items	87,313	84,527	2,786

Total corporate and investment information	$82,023	$92,310	$(10,287)

(a)	These items exclude the components which are included in the Company's share of AlphaCat and amounts which are consolidated from VIEs.
Net Investment Income

	Net Investment Income
	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Managed investments
Fixed maturities and short-term investments	$58,638	$1,532	$57,106
Other investments	8,898	1,696	7,202
Cash and cash equivalents	1,245	402	843
Securities lending income	17	8	9
Total gross investment income	68,798	3,638	65,160
Investment expenses	(4,026)	(156)	(3,870)
Total managed net investment income	$64,772	$3,482	$61,290
The increase in managed net investment income for the six months ended June 30, 2016 of $3.5 million, or 5.7%, was primarily due to increased yield on certain investment funds within other investments. Managed net investment income from other investments includes distributed and undistributed net income from certain investment funds.
The Company's managed yield-bearing portfolio had an annualized effective yield of 2.06% for the six months ended June 30, 2016 compared to 1.93% for the six months ended June 30, 2015, an increase of 13 basis points. Investment yield is calculated by dividing total managed net investment income by the average balance of the yield bearing assets managed by the Company's portfolio managers. Average assets for the period ended is the average of the beginning, ending and intervening quarter end asset balances.

General and Administrative and Share Compensation Expenses
Corporate general and administrative expenses for the six months ended June 30, 2016 were $34.1 million compared to $32.7 million for the six months ended June 30, 2015, an increase of $1.4 million or 4.2%. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Corporate share compensation expenses for the six months ended June 30, 2016 were $8.1 million compared to $6.1 million for the six months ended June 30, 2015, an increase of $2.0 million or 33.4%. The increase was primarily due to performance share award adjustments.
Finance Expenses
Finance expenses for the six months ended June 30, 2016 were $28.3 million compared to $30.5 million for the six months ended June 30, 2015, a decrease of $2.2 million or 7.1%. The decrease was primarily due to reduced credit facility expenses.
Net Realized and Change in Net Unrealized Gains on Investments
Net realized gains on managed investments for the six months ended June 30, 2016 were $1.4 million compared to $6.3 million for the six months ended June 30, 2015, a decrease of $4.9 million. The decrease in net realized gains primarily resulted from the sale of managed fixed maturities.
The change in net unrealized gains on managed investments for the six months ended June 30, 2016 was $77.1 million compared to $0.7 million for the six months ended June 30, 2015, an increase of $76.4 million. The increase was primarily due to the impact of declining interest rates on our fixed maturity investments during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
(Loss) income From Investment Affiliate
The (loss) income from investment affiliate relates to the income earned from the Company's investments in Aquiline Financial Services Fund II L.P. and Fund III L.P. For further details, refer to Note 6, "Investments in affiliates," to the Consolidated Financial Statements in Part I, Item 1.
Foreign Exchange Gains (Losses)
The Company's reporting currency is the U.S. dollar. As a significant portion of the Company's operations are transacted in currencies other than the U.S. dollar, fluctuations in foreign exchange rates may affect year-to-year comparisons. The Company's largest foreign currency fluctuation exposure is to the following currencies, with the movement in each currency against the U.S. dollar for the six months ended June 30, 2016 and 2015 shown in the table below:

	Six Months Ended June 30,
U.S. dollar (weakened) strengthened against:	2016	2015
British Pound sterling	10.8%	(0.8)%
Euro	(2.2)%	8.6%
Canadian dollar	(6.4)%	7.5%
Swiss franc	(2.6)%	(6.0)%
Australian dollar	(1.9)%	5.9%
New Zealand dollar	(4.2)%	14.8%
Singapore dollar	(4.7)%	1.6%
Japanese yen	(14.7)%	2.4%
South African rand	(5.0)%	5.3%
Foreign exchange gains for the six months ended June 30, 2016 were $12.7 million compared to losses of $6.7 million for the six months ended June 30, 2015, a favorable movement of $19.4 million, due primarily to the U.S. dollar strengthening against the British Pound sterling.
The Company currently hedges foreign currency exposure by substantively balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-U.S. dollar currencies, or by entering into forward foreign currency contracts. Consequently, the Company aims to have a limited exposure to foreign exchange fluctuations.

Non-GAAP Financial Measures
The operating results of an insurance or reinsurance company are also often measured by reference to its underwriting income and net operating income, which are non-GAAP financial measures. Underwriting income and net operating income available to Validus common shareholders, as set out in the table below, is reconciled to net income available to Validus common shareholders (the most directly comparable GAAP financial measure) by the addition or subtraction of certain Consolidated Statement of Comprehensive Income (Loss) line items, as illustrated below.

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015
Underwriting income	$58,957	$109,660
Net investment income	39,257	33,611
Finance expenses	(14,166)	(18,682)
Dividends on preferred shares	—	—
Tax expense	(1,706)	(2,549)
Income from operating affiliates	—	1,738
(Income) attributable to AlphaCat investors	(6,114)	—
Net operating (income) attributable to noncontrolling interest	(21,328)	(22,061)
Net operating income available to Validus common shareholders	$54,900	$101,717
Net realized gains on investments	2,724	2,244
Change in net unrealized gains (losses) on investments	31,428	(34,676)
(Loss) income from investment affiliate	(589)	284
Foreign exchange gains (losses)	6,286	(2,671)
Other income (loss)	79	(608)
Net loss (income) attributable to noncontrolling interest	135	(500)
Net income available to Validus common shareholders	$94,963	$65,790

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Underwriting income	$201,876	$253,861
Net investment income	68,718	64,640
Finance expenses	(29,369)	(39,649)
Dividends on preferred shares	—	—
Tax benefit (expense)	412	(5,114)
(Loss) income from operating affiliates	(23)	5,722
(Income) attributable to AlphaCat investors	(10,714)	—
Net operating (income) attributable to noncontrolling interest	(58,622)	(40,869)
Net operating income available to Validus common shareholders	$172,278	$238,591
Net realized gains on investments	2,140	6,413
Change in net unrealized gains (losses) on investments	78,872	(1,449)
(Loss) income from investment affiliate	(4,702)	3,060
Foreign exchange gains (losses)	12,531	(6,936)
Other income (loss)	756	(608)
Net (income) loss attributable to noncontrolling interest	(102)	130
Net income available to Validus common shareholders	$261,773	$239,201
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
Net operating income available to Validus common shareholders indicates the performance of the Company’s core underwriting function and includes net investment income, finance expenses, tax (expense) benefit, income (loss) from operating affiliates and (income) attributable to AlphaCat investors and excludes net operating (income) attributable to noncontrolling interest, dividends on preferred shares and certain other revenues and expenses such as the reconciling items in the table above. The Company believes the reporting of net operating income available to Validus common shareholders enhances the understanding of results by highlighting the underlying profitability of the Company’s core insurance and reinsurance business. This profitability is influenced significantly by earned premium growth, adequacy of the Company’s pricing and loss frequency and severity. Over time it is also influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through its management of acquisition costs and other underwriting expenses.
The Company excludes the U.S. GAAP measures noted above, in particular net realized and change in net unrealized gains and losses on investments, from its calculation of net operating income available to Validus common shareholders because the amount of these gains and losses is heavily influenced by, and fluctuates in part, according to availability of investment market opportunities. The Company believes these amounts are largely independent of its core underwriting activities and including them distorts the analysis of trends in its operations. In addition to presenting net income available to Validus common shareholders determined in accordance with U.S. GAAP, the Company believes that showing underwriting income and net operating income available to Validus common shareholders provides investors with a valuable measure of profitability and enables investors, analysts, rating agencies and other users of its financial information to more easily analyze the Company’s results in a manner similar to how management analyzes the Company’s underlying business performance.
Underwriting income and net operating income available to Validus common shareholders should not be viewed as a substitute for U.S. GAAP net income available to Validus common shareholders as there are inherent material limitations associated with the use of underwriting income and net operating income available to Validus common shareholders as compared to using net income available to Validus common shareholders, which is the most directly comparable U.S. GAAP financial measure. The most significant limitation is the ability of users of the financial information to make comparable assessments of underwriting income and operating income with other companies, particularly as these measures may be defined or calculated differently by other companies. Therefore, the Company provides prominence in this filing to the use of the most comparable U.S. GAAP financial measure, net income available to Validus common shareholders, which includes the reconciling items in the table above. The Company compensates for these limitations by providing both clear and transparent disclosure of net income available to Validus common shareholders and reconciliation of underwriting income and net operating income available to Validus common shareholders to net income available to Validus common shareholders.
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

The following tables present reconciliations of book value per diluted common share to book value per common share, the most comparable U.S. GAAP financial measure, as at June 30, 2016 and December 31, 2015:

	June 30, 2016
(Dollars in thousands, except share and per share amounts)	Equity Amount	Shares	Exercise Price (a)	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus common shareholders (b)	$3,716,256	80,772,238		$46.01

Tangible book value per common share				$42.11

Book value per diluted common share
Total shareholders' equity available to Validus common shareholders (b)	3,716,256	80,772,238
Assumed exercise of outstanding stock options (c)	1,080	51,357	$21.03
Unvested restricted shares	—	2,876,998
Book value per diluted common share	$3,717,336	83,700,593		$44.41
Adjustment for accumulated dividends				10.86
Book value per diluted common share plus accumulated dividends				$55.27

Tangible book value per diluted common share				$40.65

	December 31, 2015
(Dollars in thousands, except share and per share amounts)	Equity Amount	Shares	Exercise Price (a)	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus common shareholders (b)	$3,638,975	82,900,617		$43.90

Tangible book value per common share				$40.06

Book value per diluted common share
Total shareholders' equity available to Validus common shareholders (b)	3,638,975	82,900,617
Assumed exercise of outstanding stock options (c)	1,319	65,401	$20.17
Unvested restricted shares	—	3,026,376
Book value per diluted common share	$3,640,294	85,992,394		$42.33
Adjustment for accumulated dividends				10.16
Book value per diluted common share plus accumulated dividends				$52.49

Tangible book value per diluted common share				$38.63

(a)	Weighted average exercise price for those warrants and stock options that have an exercise price lower than book value per share.

(b)	Total shareholders' equity available to Validus common shareholders excludes the liquidation value of the preferred shares of $150,000.

(c)
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
As at both June 30, 2016, and December 31, 2015, the Company's managed cash and investment portfolio totaled $6.4 billion. Refer to Note 3, "Investments,” to the Consolidated Financial Statements in Part I, Item 1 for further details related to the Company's managed investments.
A significant portion of (re)insurance contracts written by the Company provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, which could result in payment of a substantial amount of losses at short notice. Accordingly, the Company’s investment portfolio is primarily structured to provide liquidity, which means the investment portfolio contains a significant amount of relatively short-term fixed maturity investments. The Company’s IPS specifically requires certain minimum thresholds of cash, short-term investments, and highly-rated fixed maturity securities relative to our consolidated net reserves and estimates of probable maximum loss exposures at the 1 in 100 year threshold to provide necessary liquidity in a wide range of reasonable scenarios. As such, the Company structures its managed cash and investment portfolio to support policyholder reserves and contingent risk exposures with a liquid portfolio of high quality fixed-income investments with a comparable duration profile.
The Company’s IPS requires managed investments to have an average duration in the range of 0.75 years to 3.00 years. At June 30, 2016, the average duration of the Company’s managed investment portfolio was 2.19 years (December 31, 2015: 2.15 years). This duration is reviewed regularly based on changes in the duration of the Company's liabilities and in general market conditions.
The Company’s IPS also requires certain minimum credit quality standards for its managed fixed maturity portfolio, including a minimum weighted average portfolio rating of A+ for securities assigned ratings. Further limits on asset classes and security types are also mandated. In addition, the Company stress-tests the downside risks within its asset portfolio using internal and external inputs and stochastic modeling processes to help define and limit asset risks to acceptable levels that are consistent with our overall ERM framework. At June 30, 2016, the Company’s rated managed fixed maturity portfolio had an average credit quality rating of AA- (December 31, 2015: AA-).
The value of the Company’s managed fixed maturity portfolio will fluctuate with, among other factors, changes in the interest rate environment and in overall economic conditions. Additionally, the structure of the Company’s overall managed investment portfolio exposes the Company to other risks, including insolvency or reduced credit quality of corporate debt securities, prepayment, default and structural risks on asset-backed securities, mortgage-backed securities and bank loans and liquidity risks on certain other investments, including hedge funds, investment funds and private equity investments. For further details on market risks, refer to
Part I, Item 3 “Quantitative And Qualitative Disclosures About Market Risk.”

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

	June 30, 2016
(Dollars in thousands)	Fair Value	% of Total
Germany	$58,646	10.1%
United Kingdom	36,759	6.3%
Supranational	35,830	6.2%
France	15,695	2.7%
Norway	13,057	2.3%
Jordan	10,354	1.8%
Other (individual jurisdictions below $10,000)	44,909	7.7%
Total Managed Non-U.S. Government Securities	215,250	37.1%
European Corporate Securities	132,075	22.8%
United Kingdom Corporate Securities	108,446	18.7%
Other Non-U.S. Corporate Securities	123,885	21.4%
Total Managed Non-U.S. Fixed Maturity Portfolio	$579,656	100.0%
At June 30, 2016, the Company did not have an aggregate exposure to any single issuer of more than 0.9% of managed cash and investments, other than with respect to government and agency securities. The top ten exposures to fixed income corporate issuers at June 30, 2016 were as follows:

	June 30, 2016
Issuer (a)	Fair Value (b)	S&P Rating (c)	% of Total Managed Cash and Investments
JPMorgan Chase & Co	$55,981	BBB+	0.9%
HSBC Holdings plc	51,668	A	0.8%
Goldman Sachs Group	47,396	BBB+	0.7%
Morgan Stanley	44,855	BBB+	0.7%
Bank of America Corp	41,513	BBB	0.6%
Citigroup Inc	39,510	BBB	0.6%
US Bancorp	36,612	AA-	0.6%
Anheuser-Busch Inbev NV	33,297	A-	0.5%
Bank of New York Mellon Corp	32,276	A	0.5%
Ford Motor Company	32,022	BBB	0.5%
Total	$415,130		6.4%

(a)	Issuers exclude government-backed government-sponsored enterprises and cash and cash equivalents.

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

Reserves for Losses and Loss Expenses
Notable loss events are loss events which aggregate to over $30.0 million on a consolidated basis. Non-notable loss events are loss events which aggregate to over $15.0 million but less than $30.0 million on a consolidated basis. At June 30, 2016, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Critical Accounting Policies and Estimates section below. The following tables indicate the breakdown of gross and net reserves for losses and loss expenses between lines of business and between case reserves and IBNR.

	June 30, 2016
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$403,515	$471,549	$875,064
Marine	389,833	479,529	869,362
Specialty	273,646	530,728	804,374
Liability	200,631	373,286	573,917
Total	$1,267,625	$1,855,092	$3,122,717

	June 30, 2016
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$354,328	$405,042	$759,370
Marine	347,628	375,303	722,931
Specialty	228,062	481,227	709,289
Liability	186,156	301,984	488,140
Total	$1,116,174	$1,563,556	$2,679,730
The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended June 30, 2016.

	Three Months Ended June 30, 2016
(Dollars in thousands)	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,107,747	$1,333,578	$593,356	$12,913	$(67,294)	$2,980,300
Loss reserves recoverable	(31,566)	(321,644)	(84,773)	—	67,294	(370,689)
Net reserves for losses and loss expenses, beginning of period	1,076,181	1,011,934	508,583	12,913	—	2,609,611
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	163,016	137,638	47,387	21,870	—	369,911
Prior years	(30,877)	(28,328)	(3,158)	(418)	—	(62,781)
Total incurred losses and loss expenses	132,139	109,310	44,229	21,452	—	307,130

Foreign exchange gain	(712)	(13,467)	—	(175)	—	(14,354)
Net paid losses	(78,230)	(93,670)	(50,678)	(79)	—	(222,657)
Net reserve for losses and loss expenses, end of period	1,129,378	1,014,107	502,134	34,111	—	2,679,730
Loss reserves recoverable	111,015	308,686	86,018	—	(62,732)	442,987
Reserve for losses and loss expenses, end of period	$1,240,393	$1,322,793	$588,152	$34,111	$(62,732)	$3,122,717

The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. For the three months ended June 30, 2016, favorable loss reserve development on prior accident years was $62.8 million of which $30.9 million related to the Validus Re segment, $28.3 million related to the Talbot segment, $3.2 million related to the Western World segment and $0.4 million related to the AlphaCat segment.
The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the six months ended June 30, 2016.

	Six Months Ended June 30, 2016
(Dollars in thousands)	Validus Re Segment	Talbot Segment	Western World	AlphaCat Segment	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,146,869	$1,302,635	$600,331	$11,013	$(64,281)	$2,996,567
Loss reserves recoverable	(36,055)	(293,662)	(85,150)	—	64,281	(350,586)
Net reserves for losses and loss expenses, beginning of period	1,110,814	1,008,973	515,181	11,013	—	2,645,981
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	271,568	260,459	91,459	24,611	—	648,097
Prior years	(56,561)	(51,048)	(7,584)	(1,327)	—	(116,520)
Total incurred losses and loss expenses	215,007	209,411	83,875	23,284	—	531,577

Foreign exchange loss (gain)	12,101	(18,130)	—	(65)	—	(6,094)
Net paid losses	(208,544)	(186,147)	(96,922)	(121)	—	(491,734)
Net reserves for losses and loss expenses, end of period	1,129,378	1,014,107	502,134	34,111	—	2,679,730
Loss reserves recoverable	111,015	308,686	86,018	—	(62,732)	442,987
Reserve for losses and loss expenses, end of period	$1,240,393	$1,322,793	$588,152	$34,111	$(62,732)	$3,122,717
For the six months ended June 30, 2016, favorable loss reserve development on prior accident years was $116.5 million, of which $56.6 million related to the Validus Re segment, $51.0 million related to the Talbot segment, $7.6 million related to the Western World segment and $1.3 million related to the AlphaCat segment.
Incurred losses for the three and six months ended June 30, 2016 included $36.9 million of losses from notable loss events, of which $17.9 million related to the Validus Re segment, $11.7 million related to the Talbot segment, $nil related to the Western World segment and $7.3 million related to the AlphaCat segment. Incurred losses for the three and six months ended June 30, 2016 included $48.3 million of losses from non-notable loss events, of which $32.5 million related to the Validus Re segment, $9.1 million related to the Talbot segment, $0.6 million related to the Western World segment and $6.1 million related to the AlphaCat segment.
The management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of some notable loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for these events. The Company's actual ultimate net loss may vary materially from these estimates. Ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review may be reserved for in the reserve for potential development on notable loss events ("RDE"). Any RDE is included as part of the Company's overall reserve as defined and disclosed in the Critical Accounting Policies and Estimates section below. As at June 30, 2016, the Company had no RDE.
For disclosure purposes, only those notable loss events which have an ultimate loss estimate above $30.0 million are disclosed separately and included in the reserves for notable loss event roll forward table below. To the extent that there are increased complexity and volatility factors relating to notable loss events in the aggregate, RDE may be established for a specific accident year.

The reserves for notable loss events table below does not disclose notable loss events prior to 2014. Deepwater Horizon, a 2010 event, had closing reserves of $11.0 million as at June 30, 2016. The New Zealand earthquakes of 2010 and 2011, had total closing reserves of $91.0 million as at June 30, 2016. Superstorm Sandy, a 2012 event, had total closing reserves of $61.3 million as at June 30, 2016 and Costa Concordia, also a 2012 event, had total closing reserves of $25.8 million as at June 30, 2016.

Reserves for Notable Loss Events (Dollars in thousands)

2014 Notable Loss Event		Year Ended December 31, 2014			Year Ended December 31, 2015			Six Months Ended June 30, 2016
		Development		Closing	Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss Event	Estimate (a)	Unfavorable (b)	of RDE	December 31, 2014	Unfavorable (b)	of RDE	December 31, 2015	Unfavorable (b)	of RDE	June 30, 2016
Tripoli Airport (e)	$28,134	$6,810	—	$34,944	$(1,196)	—	$33,748	$18	—	$33,766

		Year Ended December 31, 2014			Year Ended December 31, 2015			Six Months Ended June 30, 2016
				Closing			Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss Event				December 31, 2014			December 31, 2015			June 30, 2016
Tripoli Airport (e)			$—	$34,944		$22,938	$10,810		$62	$10,766

2015 Notable Loss Events					Year Ended December 31, 2015			Six Months Ended June 30, 2016
					Development		Closing	Development		Closing
	Initial				(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss Events	Estimate (a)				Unfavorable (b)	of RDE	December 31, 2015	Unfavorable (b)	of RDE	June 30, 2016
Pemex	$48,074				$1,464	—	$49,538	$(426)	—	$49,112
Tianjin	47,789				(362)	—	47,427	(1,644)	—	45,783
Total 2015 Notable Loss Events	$95,863				$1,102	$—	$96,965	$(2,070)	$—	$94,895

					Year Ended December 31, 2015			Six Months Ended June 30, 2016
							Closing			Closing
						Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss Events							December 31, 2015			June 30, 2016
Pemex						$44	$49,494		$46	$49,022
Tianjin						—	47,427		1,657	44,126
Total 2015 Notable Loss Events						$44	$96,921		$1,703	$93,148

2016 Notable Loss Event								Six Months Ended June 30, 2016
								Development		Closing
	Initial							(Favorable) /	Allocations	Estimate (c)
Notable Loss Event	Estimate (a)							Unfavorable (b)	of RDE	June 30, 2016
Canadian Wildfires	$36,915							$—	—	$36,915

Six Months Ended June 30, 2016
Closing
									Paid Loss (Recovery)	Reserve (d)
Notable Loss Event										June 30, 2016
Canadian Wildfires									85	36,830

(a)	Includes paid losses, case reserves and IBNR reserves.

(b)	Development other than allocation of RDE.

(c)	Excludes impact of movements in foreign exchange rates.

(d)	Closing Reserve for the period equals Closing Estimate for the period less cumulative Paid Losses (Recovery).

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
The following table details the capital resources of certain subsidiaries of the Company on an unconsolidated basis:

(Dollars in thousands)	June 30, 2016
Validus Reinsurance, Ltd. (excluding capital supporting FAL) (a) (b)	$3,686,639
Talbot Holdings, Ltd. (including capital supporting FAL) (b)	917,798
Other, net	45,067
Redeemable noncontrolling interest in AlphaCat	1,532,283
Noncontrolling interest in AlphaCat	212,154
Total consolidated capitalization	6,393,941
Senior notes payable	(245,261)
Debentures payable	(537,987)
Redeemable noncontrolling interest in AlphaCat	(1,532,283)
Total shareholders’ equity	4,078,410
Preferred shares (c)	(150,000)
Noncontrolling interest in AlphaCat	(212,154)
Total shareholders' equity available to Validus common shareholders (c)	$3,716,256

(a)	Validus Reinsurance, Ltd. (excluding capital supporting FAL) includes capital of $661,480 relating to Western World Insurance Group, Inc.

(b)
Validus Reinsurance, Ltd. (excluding capital supporting FAL) excludes capital of $737,168 which supports Talbot's FAL. This capital was included in Talbot Holdings, Ltd. (including capital supporting FAL).

(c)	Total shareholders' equity available to Validus common shareholders excludes the liquidation value of the preferred shares of $150,000.
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

There are three main sources of cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by or used in operating, investing and financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the six months ended June 30, 2016 and 2015 is provided in the following table:

	Six Months Ended June 30,
(Dollars in thousands)	2016	Change	2015
Net cash provided by operating activities	$69,443	$36,969	$32,474
Net cash used in investing activities	(469,003)	(408,188)	(60,815)
Net cash provided by (used in) financing activities	252,217	326,455	(74,238)
Effect of foreign currency rate changes on cash and cash equivalents	(6,968)	1,762	(8,730)
Net decrease in cash and cash equivalents	$(154,311)	$(43,002)	$(111,309)
Operating Activities
Cash flow from operating activities is derived primarily from the receipt of premiums less the payment of losses and loss expenses related to underwriting activities.
Net cash provided by operating activities during the six months ended June 30, 2016 was $69.4 million compared to $32.5 million during the six months ended June 30, 2015, a favorable movement of $37.0 million. This favorable movement was primarily due to the timing of premium receipts.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.
Investing Activities
Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. As at June 30, 2016, the Company’s portfolio was composed of fixed income, short-term and other investments amounting to $8.3 billion or 92.6% of total cash and investments. For further details related to investments pledged as collateral, refer to Note 3, "Investments," to the Consolidated Financial Statements in Part I, Item 1.
Net cash used in investing activities during the six months ended June 30, 2016 was $469.0 million compared to $60.8 million for the six months ended June 30, 2015, representing an increase in net cash used of $408.2 million. This increase was primarily due to increased purchases of short-term investments in the Company's non-managed portfolio on behalf of AlphaCat investors.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance and purchase of shares in the Company and its subsidiaries, including third party investments in the AlphaCat ILS funds and sidecars, as well as the issuance of notes payable to AlphaCat investors.
Net cash provided by financing activities during the six months ended June 30, 2016 was $252.2 million compared to net cash used in financing activities of $74.2 million during the six months ended June 30, 2015, a favorable movement of $326.5 million. This favorable movement was driven primarily by an increase in the issuance of notes payable to AlphaCat investors of $294.7 million, an increase of $144.9 million resulting from the issuance of preferred shares, an increase in third party investments in noncontrolling interests of $162.1 million; partially offset by a decrease in third party investments in redeemable noncontrolling interest of $71.5 million and an increase in third party subscriptions deployed on AlphaCat funds and sidecars of $293.9 million.

Capital Resources
The following table details the Company's capital position as at June 30, 2016 and December 31, 2015.

Capitalization (Dollars in thousands)	June 30, 2016	December 31, 2015
Senior Notes (a)	$245,261	$245,161
Junior Subordinated Deferrable Debentures (JSDs) (a)	289,800	289,800
Flagstone Junior Subordinated Deferrable Debentures (JSDs) (a)	248,187	247,868
Total debt	$783,248	$782,829

Redeemable noncontrolling interest	$1,532,283	$1,111,714

Preferred shares (b)	$150,000	$—
Ordinary shares, capital and surplus available to Validus	3,734,438	3,651,544
Accumulated other comprehensive loss	(18,182)	(12,569)
Noncontrolling interest	212,154	154,662
Total shareholders' equity	$4,078,410	$3,793,637

Total capitalization (c)	$6,393,941	$5,688,180
Total capitalization available to Validus (d)	$4,649,504	$4,421,804

Debt to total capitalization	12.2%	13.8%
Debt (excluding JSDs) to total capitalization	3.8%	4.3%
Debt and preferred shares to total capitalization	14.6%	13.8%

Debt to total capitalization available to Validus	16.8%	17.7%
Debt (excluding JSDs) to total capitalization available to Validus	5.3%	5.5%
Debt and preferred shares to total capitalization available to Validus	20.1%	17.7%

(a)	Refer to Part I, Item 1, Note 13, “Debt and financing arrangements," to the Consolidated Financial Statements for further details and discussion on the debt and financing arrangements of the Company.

(b)	Refer to Part I, Item 1, Note 11, “Share capital," to the Consolidated Financial Statements for further details and discussion on the Company's preferred shares.

(c)	Total capitalization equals shareholders' equity plus noncontrolling interests, Senior Notes and Junior Subordinated Deferrable Debentures.

(d)	Total capitalization available to Validus equals total shareholder's equity less noncontrolling interests plus Senior Notes and Junior Subordinated Deferrable Debentures.
Shareholders' Equity
Shareholders' equity available to Validus common shareholders at June 30, 2016 was $3.7 billion, compared to $3.6 billion at December 31, 2015. Including $150.0 million of preferred shares, shareholders' equity available to Validus at June 30, 2016 was $3.9 billion, compared to $3.6 billion at December 31, 2015.
On August 3, 2016, the Company announced a quarterly cash dividend of $0.35 per common share, which is payable on September 30, 2016 to shareholders of record on September 15, 2016 and a cash dividend of $0.3753472 per depositary share on the outstanding Series A preferred shares, payable on September 15, 2016 to the holders of record on September 1, 2016.
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

The Company has repurchased 79,282,495 common shares for an aggregate purchase price of $2.6 billion from the inception of the share repurchase program to August 3, 2016. The Company had $382.3 million remaining under its authorized share repurchase program as of August 3, 2016.
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
Debt and Financing Arrangements
The following table details the Company's borrowings and credit facilities as at June 30, 2016:

(Dollars in thousands)	Maturity Date / Term (a)	Commitment	Issued and Outstanding (b)
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	200,000	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	134,437	134,437
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750	113,750
Total debentures payable		598,187	537,987
2010 Senior Notes due 2040	January 26, 2040	250,000	250,000
Total debentures and senior notes payable		848,187	787,987
$85,000 syndicated unsecured letter of credit facility	December 9, 2020	85,000	—
$300,000 syndicated secured letter of credit facility	December 9, 2020	300,000	105,575
$24,000 secured bi-lateral letter of credit facility	Evergreen	24,000	11,805
AlphaCat Re secured letter of credit facility	Evergreen	20,000	20,000
IPC bi-lateral facility	Evergreen	25,000	5,666
$236,000 Flagstone bi-lateral facility	Evergreen	236,000	195,622
Total credit and other facilities		690,000	338,668
Total debt and financing arrangements		$1,538,187	$1,126,655

(a)	The arrangement is indicated as evergreen if, unless written notice to the contrary is given, it automatically renews on a regular basis.

(b)	Indicates utilization of commitment amount, not necessarily drawn borrowings.
For additional information about our debt, including the terms of our financing arrangements, basis for interest rates and debt covenants, refer to Part I, Item 1, Note 13, "Debt and financing arrangements," to the Consolidated Financial Statements for further details.

Ratings
The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of August 5, 2016:

	A.M. Best	S&P	Moody’s	Fitch
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB+	Baa2	A-
Senior debt	bbb	BBB+	Baa2	BBB+
Subordinated debt	bbb-	—	Baa3	BBB
Preferred stock	bb+	BBB-	Ba1	BBB
Outlook on ratings	Positive	Stable	Positive	Stable

Validus Reinsurance, Ltd.
Financial strength rating	A	A	A3	A
Outlook on ratings	Stable	Stable	Positive	Stable

Lloyd's of London
Financial strength rating applicable to all Lloyd's syndicates	A	A+	—	AA-
Outlook on ratings	Stable	Stable	—	Stable

Validus Reinsurance (Switzerland), Ltd.
Financial strength rating	A	A	—	—
Outlook on ratings	Stable	Stable	—	—

Western World Insurance Company
Financial strength rating	A	—	—	—
Outlook on ratings	Stable	—	—	—

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
Interest Rate Risk:    The Company’s managed fixed maturity investments are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise and credit spreads widen, the market value of the Company’s fixed maturity investments fall and the Company has the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values. As interest rates decline and credit spreads tighten, the market value of the Company’s fixed maturity investments increase and the Company has reinvestment risk, as funds reinvested may earn less than is necessary to match anticipated liabilities. We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of the insurance and reinsurance liabilities the Company assumes.
The following table indicates the impact on the Company’s managed fixed maturity investments from an immediate 100 basis point increase and decrease in market interest rates (based on U.S. treasury yield):

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Increase (decrease) in market value		Increase (decrease) in market value
Immediate 100 basis point increase in market interest rates	$(127,105)	(2.3)%	$(126,908)	(2.4)%
Immediate 100 basis point decrease in market interest	$125,452	2.2%	$127,976	2.4%
As at June 30, 2016, the Company held $1.4 billion (December 31, 2015: $1.3 billion), or 26.8% (December 31, 2015: 25.1%) of the Company’s managed fixed maturity investments in asset-backed and mortgage-backed securities. Some of these assets are exposed to prepayment risk, which occurs when the frequency with which holders of the underlying loans prepay the outstanding principal before the maturity date changes. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
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
The following table presents the Company’s monetary assets and liabilities held in foreign currencies and the Company's non-monetary assets and liabilities that do not require revaluation:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
Total monetary assets held in foreign currencies	$612,970	5.2%	$568,153	5.4%
Total monetary liabilities held in foreign currencies	751,370	12.1%	732,730	13.1%
Total non-monetary assets that do not require revaluation	17,970	0.2%	15,937	0.2%
Total non-monetary liabilities that do not require revaluation	92,830	1.5%	81,718	1.5%

When necessary, we may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts. For further information on the accounting treatment of our foreign currency derivatives, refer to Part I, Item 1, Note 8, "Derivative instruments," in the Consolidated Financial Statements. To the extent foreign currency exposure is not hedged or otherwise matched, the Company may experience foreign exchange losses, which in turn would adversely affect the results of operations and financial condition.
Credit Risk:    The Company is exposed to credit risk from the possibility that counterparties may default on their obligations. The Company’s primary credit risks reside in investments in U.S. and non-U.S. corporate bonds and amounts recoverable from reinsurers. The Company attempts to limit its credit exposure by purchasing high quality fixed maturity investments to maintain a minimum weighted average portfolio credit rating of A+ on its rated managed fixed maturity investments. As at June 30, 2016, the Company’s rated managed fixed maturity investments had an average credit quality rating of AA- (December 31, 2015: AA-).
In addition, the Company's IPS limits the amount of “risk assets” held as part of its managed cash and investments portfolio, including investments in investment affiliates, to a maximum of 35% of shareholders' equity available to Validus. Risk assets include non-investment grade debt securities, private equity investments, private placements that are not subject to rule 144A, hedge funds and other alternative assets. The Company’s managed cash and investment portfolio, including investments in investment affiliates, had risk assets of $859.0 million or 22.2% of shareholders’ equity available to Validus as at June 30, 2016 (December 31, 2015: $837.9 million or 23.0%).
The Company also limits its aggregate exposure to any single issuer to 3.75% or less of its total managed cash and investment portfolio, excluding government and agency securities, depending on the credit rating of the issuer. The Company did not have an aggregate exposure to any single issuer of more than 0.9% of total managed cash and investments, other than with respect to government and agency securities as at June 30, 2016 (December 31, 2015: 0.9%).
Furthermore, fixed maturity investments in below investment grade securities are limited to no more than 15% of the Company's managed cash and investment portfolio. As at June 30, 2016, 10.1% (December 31, 2015: 10.3%) of the managed cash and investment portfolio was below Baa3/BBB-.
The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S&P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At June 30, 2016, 98.7% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or better, or from reinsurers posting full collateral (December 31, 2015: 98.7% rated A- or better).
Liquidity risk:    Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments, including non-agency residential mortgage-backed securities and bank loans which represent 9.6% at June 30, 2016 (December 31, 2015: 9.4%) of managed cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At June 30, 2016, the Company had $777.6 million (December 31, 2015: $855.9 million) of unrestricted, liquid assets, defined as managed unpledged cash and cash equivalents, short term investments, government and government agency securities.
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
As at June 30, 2016, the Company was not a party to, or involved in any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
ITEM 1A. RISK FACTORS
Please refer to the discussion of Risk Factors in Part 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has repurchased 79,282,495 common shares for an aggregate purchase price of $2.6 billion from the inception of the share repurchase program to August 3, 2016.
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
The repurchase program may be modified, extended or terminated by the Board of Directors at any time. The Company had $382.3 million remaining under its authorized share repurchase program as of August 3, 2016.
Share repurchases include repurchases by the Company of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares that have vested. We repurchase these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.
For the three months ended June 30, 2016, the number of shares repurchased by the Company was 1,453,842. The share repurchases made during the three months ended June 30, 2016 resulted in a dilutive impact on book value per diluted common share of $0.05 for the quarter.

		Second Quarter Share Repurchase Activity
Effect of share repurchases (Dollars in thousands, except per share amounts)	As at March 31, 2016				Three Months Ended
	(cumulative)	April	May	June	June 30, 2016
Aggregate purchase price (a)	$2,552,098	$387	$32,686	$35,643	$68,716
Shares repurchased	77,387,916	8,718	686,272	758,852	1,453,842
Average price (a)	$32.98	$44.45	$47.63	$46.97	$47.27
Maximum number of shares that may yet be purchased under the program (b)		10,619,240	9,092,374	8,393,464

		Share Repurchase Activity Post Quarter End
Effect of share repurchases (Dollars in thousands, except per share amounts)	As at June 30, 2016 (cumulative)	July	August	As at August 3, 2016	Cumulative to Date Effect
Aggregate purchase price (a)	$2,620,814	$18,438	$2,877	$21,315	$2,642,129
Shares repurchased	78,841,758	382,648	58,089	440,737	79,282,495
Average price (a)	$33.24	$48.18	$49.53	$48.36	$33.33

(a)	Share transactions are on a trade date basis through August 3, 2016 and are inclusive of commissions. Average share price is rounded to two decimal places.

(b)	The maximum number of shares that may yet be purchased under the program is calculated using the average execution price at month end.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.
ITEM 5. OTHER INFORMATION

Disclosure of Certain Activities Under Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Securities Exchange Act of 1934, as amended, requires an issuer to disclose in its annual or quarterly reports whether it or an affiliate knowingly engaged in certain activities described in that section, including certain activities related to Iran during the period covered by the report.
Effective January 16, 2016, the Office of Foreign Assets Control of the U.S. Department of the Treasury adopted General License H which authorizes non-U.S. entities that are owned or controlled by a U.S. person to engage in certain activities with Iran so long as they comply with certain specific requirements set forth therein.
Certain of our non-U.S. subsidiaries provide global marine hull policies that provide coverage for vessels navigating into and out of ports worldwide. In light of EU and U.S. modifications to Iran sanctions this year, including the issuance of General License H, and consistent with General License H, we have been notified that certain of our policyholders have begun to ship cargo to and from Iran, including transporting crude oil from Iran to another country. Since these policies insure multiple voyages and fleets containing multiple ships, we are unable to attribute gross revenues and net profits from such marine policies to these activities involving Iran. The Company intends for its non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.
Certain of our other non-U.S. subsidiaries have policies that provide excess of loss reinsurance coverage for various risks worldwide. In light of EU and U.S. modifications to Iran sanctions this year, including the issuance of General License H, and consistent with General License H, we have been notified that one of our cedants provides hull and marine, war and related coverage to a drilling contractor that operates drilling rigs located in offshore Iranian oilfields. As the reinsurance coverage provided to this cedant covers multiple global risks and multiple insureds, we are unable to attribute gross revenues and net profits from such policy to these activities involving Iran. The Company intends for its non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.

ITEM 6. EXHIBITS

Exhibit	Description

Exhibit 4.1*	Fifth Supplemental Indenture dated as of July 13, 2016 between Validus Reinsurance, Ltd. and Wilmington Trust Company, a Delaware trust company, as trustee

Exhibit 4.2*	Fourth Supplemental Indenture dated as of July 12, 2016 between Validus UPS, Ltd. and Wilmington Trust Company, a Delaware trust company, as trustee

Exhibit 4.3*
Fourth Supplemental Indenture dated as of July 13, 2016 between Validus Reinsurance Ltd. and The Bank of New York Mellon Trust Company, National Association (as successor in interest to The Bank of New York Trust Company, National Association), as trustee

Exhibit 4.4*
Fourth Supplemental Indenture dated as of July 13, 2016 between Validus Reinsurance Ltd. and The Bank of New York Mellon Trust Company, National Association (as successor in interest to JPMorgan Chase Bank, National Association), as trustee

Exhibit 4.5*	Amendment No. 3 to Note Purchase Agreement dated as of July 13, 2016 between Validus Reinsurance, Ltd. and Validus Holdings, Ltd. as Guarantor

Exhibit 4.6
Certificate of Designations of 5.875% Non-Cumulative Preference Shares, Series A, of Validus Holdings, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016)

Exhibit 4.7	Specimen 5.875% Non-Cumulative Preference Shares, Series A (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 13, 2016)

Exhibit 4.8	Form of depositary receipt (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 13, 2016)

Exhibit 10.1*	Amended and Restated Employment Agreement dated as of June 1, 2016 between Validus Holdings, Ltd. and Michael Moore

Exhibit 10.2*	Amended and Restated Employment Agreement dated as of May 18, 2016 between Validus Holdings, Ltd. Patrick Boisvert

Exhibit 10.3*	Form of Amended Restricted Share Award Agreement for Talbot Executive Officers

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101.1 INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	August 5, 2016	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	August 5, 2016	/s/ Jeffrey D. Sangster
Jeffrey D. Sangster
Executive Vice President and Chief Financial Officer