Form 10-Q
period 2016-09-30
VALIDUS HOLDINGS LTD
filed 2016-11-03
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 1, 2016 there were 79,363,867 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Validus Holdings, Ltd.
Consolidated Balance Sheets
As at September 30, 2016 (unaudited) and December 31, 2015
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Fixed maturities trading, at fair value (amortized cost: 2016—$5,547,838; 2015—$5,556,900)	$5,576,341	$5,510,331
Short-term investments trading, at fair value (amortized cost: 2016—$2,481,573; 2015—$1,941,615)	2,481,406	1,941,635
Other investments, at fair value (cost: 2016—$371,668; 2015—$315,963)	394,695	336,856
Cash and cash equivalents	443,992	723,109
Restricted cash	113,048	73,270
Total investments, cash and cash equivalents	9,009,482	8,585,201
Investments in affiliates, equity method (cost: 2016—$86,305; 2015—$70,186)	99,731	88,065
Premiums receivable	939,127	658,682
Deferred acquisition costs	249,922	181,002
Prepaid reinsurance premiums	119,805	77,992
Securities lending collateral	10,629	4,863
Loss reserves recoverable	444,609	350,586
Paid losses recoverable	36,069	23,071
Income taxes recoverable	6,879	16,228
Deferred tax asset	26,015	21,661
Receivable for investments sold	21,854	39,766
Intangible assets	117,010	121,258
Goodwill	196,758	196,758
Accrued investment income	24,906	23,897
Other assets	183,357	126,782
Total assets	$11,486,153	$10,515,812
Liabilities
Reserve for losses and loss expenses	$3,035,987	$2,996,567
Unearned premiums	1,359,438	966,210
Reinsurance balances payable	76,429	75,380
Securities lending payable	11,095	5,329
Deferred tax liability	3,278	3,847
Payable for investments purchased	49,435	77,475
Accounts payable and accrued expenses	144,086	627,331
Notes payable to AlphaCat investors	372,730	75,493
Senior notes payable	245,311	245,161
Debentures payable	538,168	537,668
Total liabilities	5,835,957	5,610,461
Commitments and contingent liabilities
Redeemable noncontrolling interest	1,559,580	1,111,714
Shareholders’ equity
Preferred shares (Issued and Outstanding: 2016—6,000; 2015—nil)	150,000	—
Common shares (Issued: 2016—161,273,353; 2015—160,570,772; Outstanding: 2016—79,443,030; 2015—82,900,617)	28,223	28,100
Treasury shares (2016—81,830,323; 2015—77,670,155)	(14,320)	(13,592)
Additional paid-in capital	827,256	1,002,980
Accumulated other comprehensive loss	(21,092)	(12,569)
Retained earnings	2,897,553	2,634,056
Total shareholders’ equity available to Validus	3,867,620	3,638,975
Noncontrolling interest	222,996	154,662
Total shareholders’ equity	4,090,616	3,793,637
Total liabilities, noncontrolling interests and shareholders’ equity	$11,486,153	$10,515,812
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenues
Gross premiums written	$372,418	$402,509	$2,309,251	$2,247,901
Reinsurance premiums ceded	(45,006)	(48,810)	(249,070)	(295,553)
Net premiums written	327,412	353,699	2,060,181	1,952,348
Change in unearned premiums	236,363	201,312	(351,415)	(248,759)
Net premiums earned	563,775	555,011	1,708,766	1,703,589
Net investment income	43,514	31,572	112,232	96,212
Net realized gains (losses) on investments	4,397	(1,187)	6,537	5,226
Change in net unrealized gains on investments	5,459	3,916	84,331	2,467
Income (loss) from investment affiliate	453	2,482	(4,249)	5,542
Other insurance related (loss) income and other income	(610)	1,526	1,627	2,566
Foreign exchange (losses) gains	(766)	(2,592)	11,765	(9,528)
Total revenues	616,222	590,728	1,921,009	1,806,074
Expenses
Losses and loss expenses	258,394	256,010	789,971	763,085
Policy acquisition costs	113,434	105,039	328,593	307,773
General and administrative expenses	82,443	96,886	258,339	265,146
Share compensation expenses	10,501	9,983	32,465	28,279
Finance expenses	14,521	18,512	43,890	58,161
Total expenses	479,293	486,430	1,453,258	1,422,444
Income before taxes, loss from operating affiliates and income attributable to AlphaCat investors	136,929	104,298	467,751	383,630
Tax expense	(1,830)	(2,018)	(1,418)	(7,132)
Loss from operating affiliates	—	(7,963)	(23)	(2,241)
(Income) attributable to AlphaCat investors	(5,564)	(1,438)	(16,278)	(1,438)
Net income	$129,535	$92,879	$450,032	$372,819
Net (income) attributable to noncontrolling interests	(37,439)	(26,229)	(96,163)	(66,968)
Net income available to Validus	92,096	66,650	353,869	305,851
Dividends on preferred shares	(2,252)	—	(2,252)	—
Net income available to Validus common shareholders	$89,844	$66,650	$351,617	$305,851

Comprehensive income:
Net income	$129,535	$92,879	$450,032	$372,819
Other comprehensive (loss) income
Change in foreign currency translation adjustments	(1,370)	(1,850)	(6,685)	(2,106)
Change in minimum pension liability, net of tax	(1,101)	(28)	(705)	129
Change in fair value of cash flow hedge	(439)	75	(1,133)	(336)
Other comprehensive loss	(2,910)	(1,803)	(8,523)	(2,313)
Comprehensive income attributable to noncontrolling interests	(37,439)	(26,229)	(96,163)	(66,968)
Comprehensive income available to Validus	$89,186	$64,847	$345,346	$303,538

Earnings per share:
Basic earnings per share available to Validus common shareholders	$1.12	$0.79	$4.31	$3.63
Earnings per diluted share available to Validus common shareholders	$1.11	$0.78	$4.24	$3.52

Cash dividends declared per common share	$0.35	$0.32	$1.05	$0.96

Weighted average number of common shares and common share equivalents outstanding:
Basic	80,134,394	82,635,316	81,635,496	83,296,703
Diluted	81,244,556	85,629,494	82,938,624	86,841,927
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2016 and 2015 (unaudited)
(Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
Preferred shares
Balance - beginning of period	$—	$—
Preferred shares issued	150,000	—
Balance - end of period	$150,000	$—

Common shares
Balance - beginning of period	$28,100	$27,222
Common shares issued, net	123	504
Balance - end of period	$28,223	$27,726

Treasury shares
Balance - beginning of period	$(13,592)	$(12,545)
Repurchase of common shares	(728)	(831)
Balance - end of period	$(14,320)	$(13,376)

Additional paid-in capital
Balance - beginning of period	$1,002,980	$1,207,493
Offering expenses on preferred shares	(5,148)	—
Common shares (redeemed) issued, net	(7,754)	16,231
Repurchase of common shares	(195,287)	(203,086)
Share compensation expenses	32,465	28,279
Balance - end of period	$827,256	$1,048,917

Accumulated other comprehensive loss
Balance - beginning of period	$(12,569)	$(8,556)
Other comprehensive loss	(8,523)	(2,313)
Balance - end of period	$(21,092)	$(10,869)

Retained earnings
Balance - beginning of period	$2,634,056	$2,372,972
Net income	450,032	372,819
Net (income) attributable to noncontrolling interest	(96,163)	(66,968)
Dividends on preferred shares	(2,252)	—
Dividends on common shares	(88,120)	(86,256)
Balance - end of period	$2,897,553	$2,592,567

Total shareholders’ equity available to Validus	$3,867,620	$3,644,965

Noncontrolling interest	$222,996	$159,116

Total shareholders’ equity	$4,090,616	$3,804,081
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015 (unaudited)
(Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
Cash flows provided by operating activities
Net income	$450,032	$372,819
Adjustments to reconcile net income to cash provided by operating activities:
Share compensation expenses	32,465	28,279
Amortization of discount on senior notes	81	81
Loss (income) from investment affiliate	4,249	(5,542)
Net realized gains on investments	(6,537)	(5,226)
Change in net unrealized gains on investments	(84,331)	(2,467)
Amortization of intangible assets	4,248	4,248
Loss from operating affiliates	23	2,241
Foreign exchange (gains) losses included in net income	(4,585)	16,549
Amortization of premium on fixed maturity investments	13,381	17,866
Change in:
Premiums receivable	(288,048)	(356,734)
Deferred acquisition costs	(68,920)	(63,960)
Prepaid reinsurance premiums	(41,813)	(43,331)
Loss reserves recoverable	(97,742)	(9,111)
Paid losses recoverable	(13,165)	16,408
Income taxes recoverable	9,034	(16,088)
Deferred tax asset	(4,885)	1,390
Accrued investment income	(1,231)	1,059
Other assets	(83,068)	41,998
Reserve for losses and loss expenses	66,561	(61,691)
Unearned premiums	393,228	292,090
Reinsurance balances payable	2,726	(38,284)
Deferred tax liability	(593)	3,323
Accounts payable and accrued expenses	(26,514)	(49,057)
Net cash provided by operating activities	254,596	146,860

Cash flows used in investing activities
Proceeds on sales of fixed maturity investments	2,047,496	2,888,919
Proceeds on maturities of fixed maturity investments	256,082	260,179
Purchases of fixed maturity investments	(2,317,674)	(3,169,834)
Purchases of short-term investments, net	(540,102)	(226,316)
Purchases of other investments, net	(53,627)	(6,065)
Increase in securities lending collateral	(5,766)	(5,991)
Redemption from operating affiliates	369	—
Investment in investment affiliates, net	(16,307)	(19,086)
(Increase) decrease in restricted cash	(39,778)	99,001
Net cash used in investing activities	(669,307)	(179,193)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of notes payable to AlphaCat investors	296,527	75,607
Net proceeds on issuance of preferred shares	144,852	—
Issuance of common shares, net	(7,631)	16,735
Purchases of common shares under share repurchase program	(196,015)	(203,917)
Dividends paid on preferred shares	(2,252)	—
Dividends paid on common shares	(87,901)	(86,401)
Increase in securities lending payable	5,766	5,991
Third party investment in redeemable noncontrolling interest	381,950	497,700
Third party redemption of redeemable noncontrolling interest	(17,284)	(86,933)
Third party investment in noncontrolling interest	171,674	9,600
Third party distributions of noncontrolling interest	(127,103)	(158,175)
Third party subscriptions deployed on AlphaCat Funds and Sidecars	(412,736)	(161,900)
Net cash provided by (used in) financing activities	149,847	(91,693)
Effect of foreign currency rate changes on cash and cash equivalents	(14,253)	(13,901)
Net decrease in cash and cash equivalents	(279,117)	(137,927)
Cash and cash equivalents - beginning of period	723,109	550,401
Cash and cash equivalents - end of period	$443,992	$412,474
Supplemental disclosure of cash flow information:
Taxes paid during the period	$5,914	$14,959
Interest paid during the period	$46,072	$46,847
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

1. Basis of preparation and consolidation
These unaudited Consolidated Financial Statements (the "Consolidated Financial Statements") have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in Validus Holdings. Ltd.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (the "SEC").
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
The amended guidance includes changes in the identification of the primary beneficiary of investment companies considered to be VIEs. These changes resulted in the Company concluding that it is considered to be the primary beneficiary of the AlphaCat sidecars, the AlphaCat ILS funds and the BetaCat ILS funds and therefore the Company is required to consolidate these entities. The adoption of the amended guidance also resulted in the Company concluding that it was no longer required to consolidate PaCRe Ltd. ("PaCRe") due to the change in the VIE definition of "kick-out" rights under the amended guidance. The cumulative effect of these changes on the Company's retained earnings through the nine months ended September 30, 2015 was a gain of $405.
The following tables present the impact of the application of the amended accounting guidance on the Company's Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and Consolidated Statement of Cash Flows for the nine months ended September 30, 2015:

	Three Months Ended September 30, 2015
	As previously reported	Adjustment for adoption of new consolidation guidance	Revised
Total revenues	$518,564	$72,164	$590,728
Total expenses	486,829	(399)	486,430
Net (loss) income	(5,013)	97,892	92,879
Net loss (income) attributable to noncontrolling interest	71,663	(97,892)	(26,229)
Net income available to Validus	66,650	—	66,650
Comprehensive income available to Validus	64,847	—	64,847

Basic earnings per share available to common shareholders	$0.79	$—	$0.79
Earnings per diluted share available to common shareholders	$0.78	$—	$0.78

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

	Nine Months Ended September 30, 2015
	As previously reported	Adjustment for adoption of new consolidation guidance	Revised
Total revenues	$1,799,261	$6,813	$1,806,074
Total expenses	1,420,839	1,605	1,422,444
Net income	289,032	83,787	372,819
Net loss (income) attributable to noncontrolling interest	15,042	(82,010)	(66,968)
Net income available to Validus	304,074	1,777	305,851
Comprehensive income available to Validus	301,761	1,777	303,538

Basic earnings per share available to common shareholders	$3.61	$0.02	$3.63
Earnings per diluted share available to common shareholders	$3.50	$0.02	$3.52

	Nine Months Ended September 30, 2015
	As previously reported	Adjustment for adoption of new consolidation guidance	Revised
Net cash provided by operating activities	$51,878	$94,982	$146,860
Net cash used in investing activities	(560,622)	381,429	(179,193)
Net cash provided by (used in) financing activities	367,421	(459,114)	(91,693)
Effect of foreign currency rate changes on cash and cash equivalents	(27,432)	13,531	(13,901)
Net decrease in cash	(168,755)	30,828	(137,927)
Cash and cash equivalents - beginning of period	577,240	(26,839)	550,401
Cash and cash equivalents - end of period	408,485	3,989	412,474
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
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments”. This ASU is directed at reducing diversity in practice and addresses eight specific issues in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory”. This ASU aims to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The ASU states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The ASU does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The ASU is effective for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.
In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810) - Interests Held Through Related Parties That Are Under Common Control”. The amendments in this ASU does not change the characteristics of a primary beneficiary in current U.S. GAAP. The ASU requires that a reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Entities that have not yet adopted ASU 2015-02 are required to adopt the amendments in this update at the same time and should apply the same transition method elected for the application of the ASU. Entities that already have adopted ASU 2015-02 are required to apply the amendments in this update retrospectively to all relevant prior periods beginning with the fiscal year in which ASU 2015-02 initially were applied. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

3. Investments
During the fourth quarter of 2015, the Company enhanced disclosures with respect to the allocation of invested assets and the related returns between managed and non-managed investments. Managed investments represent assets governed by the Company’s investment policy statement (“IPS”), whereas non-managed investments represent assets held in support of consolidated AlphaCat VIEs which are not governed by the Company’s IPS. Refer to Note 5, "Variable interest entities," for further details. As such, prior period disclosures have been revised to conform to the current period presentation.
The Company classifies its fixed maturity and short-term investments as trading and accounts for its other investments in accordance with U.S. GAAP guidance for "Financial Instruments." As such, all investments are carried at fair value with interest and dividend income and realized and unrealized gains and losses included in net income for the period.
The amortized cost (or cost), gross unrealized gains and (losses) and fair value of the Company's investments as at September 30, 2016 were as follows:

	Amortized Cost (or Cost)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Managed investments:
U.S. government and government agency	$833,897	$4,088	$(439)	$837,546
Non-U.S. government and government agency	251,863	1,503	(4,976)	248,390
U.S. states, municipalities and political subdivisions	278,172	5,585	(396)	283,361
Agency residential mortgage-backed securities	644,403	13,980	(507)	657,876
Non-agency residential mortgage-backed securities	21,142	160	(687)	20,615
U.S. corporate	1,509,117	19,102	(1,542)	1,526,677
Non-U.S. corporate	434,621	3,611	(6,600)	431,632
Bank loans	598,847	1,635	(12,945)	587,537
Asset-backed securities	484,480	2,607	(1,568)	485,519
Commercial mortgage-backed securities	336,297	5,388	(888)	340,797
Total fixed maturities	5,392,839	57,659	(30,548)	5,419,950
Short-term investments	197,970	—	(167)	197,803
Other investments
Fund of hedge funds	1,457	—	(498)	959
Hedge funds	12,073	5,983	—	18,056
Private equity investments	69,353	16,157	(1,840)	83,670
Fixed income investment funds	232,614	823	—	233,437
Overseas deposits	53,246	—	—	53,246
Mutual funds	2,925	2,402	—	5,327
Total other investments	371,668	25,365	(2,338)	394,695
Total managed investments	$5,962,477	$83,024	$(33,053)	$6,012,448
Non-managed investments:
Catastrophe bonds	$154,999	$2,890	$(1,498)	$156,391
Short-term investments	2,283,603	—	—	2,283,603
Total non-managed investments	2,438,602	2,890	(1,498)	2,439,994
Total investments	$8,401,079	$85,914	$(34,551)	$8,452,442

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

The amortized cost (or cost), gross unrealized gains and (losses) and fair value of the Company's investments as at December 31, 2015 were as follows:

	Amortized Cost (or Cost)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Managed investments:
U.S. government and government agency	$940,428	$333	$(3,559)	$937,202
Non-U.S. government and government agency	241,549	257	(3,838)	237,968
U.S. states, municipalities and political subdivisions	299,929	2,322	(962)	301,289
Agency residential mortgage-backed securities	606,676	6,361	(2,455)	610,582
Non-agency residential mortgage-backed securities	27,025	310	(415)	26,920
U.S. corporate	1,503,614	1,594	(15,257)	1,489,951
Non-U.S. corporate	453,178	797	(7,405)	446,570
Bank loans	592,981	275	(17,045)	576,211
Asset-backed securities	440,363	344	(3,583)	437,124
Commercial mortgage-backed securities	263,310	131	(3,306)	260,135
Total fixed maturities	5,369,053	12,724	(57,825)	5,323,952
Short-term investments	237,349	20	—	237,369
Other investments
Fund of hedge funds	1,457	—	(40)	1,417
Hedge funds	14,018	6,962	—	20,980
Private equity investments	53,489	12,751	(2,469)	63,771
Fixed income investment funds	188,121	600	—	188,721
Overseas deposits	54,484	—	—	54,484
Mutual funds	4,394	3,089	—	7,483
Total other investments	315,963	23,402	(2,509)	336,856
Total managed investments	$5,922,365	$36,146	$(60,334)	$5,898,177
Non-managed investments:
Catastrophe bonds	$187,847	$635	$(2,103)	$186,379
Short-term investments	1,704,266	—	—	1,704,266
Total non-managed investments	1,892,113	635	(2,103)	1,890,645
Total investments	$7,814,478	$36,781	$(62,437)	$7,788,822

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

(a)	Fixed maturity investments
The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturity investments as at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Fair Value	% of Total	Fair Value	% of Total
Managed fixed maturities:
Investment grade fixed maturities
AAA	$2,417,068	43.3%	$2,367,642	43.0%
AA	526,729	9.5%	569,386	10.3%
A	1,084,128	19.4%	1,031,326	18.7%
BBB	736,400	13.2%	691,538	12.6%
Total investment grade managed fixed maturities	4,764,325	85.4%	4,659,892	84.6%
Non-investment grade fixed maturities
BB	228,798	4.1%	235,724	4.3%
B	182,261	3.3%	179,069	3.2%
CCC	9,561	0.2%	5,706	0.1%
CC	—	0.0%	1,015	0.0%
NR	235,005	4.2%	242,546	4.4%
Total non-investment grade fixed maturities	655,625	11.8%	664,060	12.0%
Total managed fixed maturities	$5,419,950	97.2%	$5,323,952	96.6%

Non-managed fixed maturities:
Investment grade catastrophe bonds
BBB	$—	0.0%	$1,911	0.0%
Total investment grade catastrophe bonds	—	0.0%	1,911	0.0%
Non-investment grade catastrophe bonds
BB	31,052	0.5%	70,962	1.3%
B	4,922	0.1%	30,698	0.6%
NR	120,417	2.2%	82,808	1.5%
Total non-investment grade catastrophe bonds	156,391	2.8%	184,468	3.4%
Total non-managed fixed maturities	156,391	2.8%	186,379	3.4%
Total fixed maturities	$5,576,341	100.0%	$5,510,331	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

The amortized cost and fair value amounts for the Company's fixed maturity investments held at September 30, 2016 and December 31, 2015 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Managed fixed maturities:
Due in one year or less	$368,627	$366,437	$367,132	$366,019
Due after one year through five years	2,990,875	2,992,940	2,965,920	2,936,053
Due after five years through ten years	433,478	441,449	548,183	539,083
Due after ten years	113,537	114,317	150,444	148,036
	3,906,517	3,915,143	4,031,679	3,989,191
Asset-backed and mortgage-backed securities	1,486,322	1,504,807	1,337,374	1,334,761
Total managed fixed maturities	$5,392,839	$5,419,950	$5,369,053	$5,323,952

Non-managed catastrophe bonds:
Due in one year or less	$40,231	$41,648	$7,504	$7,544
Due after one year through five years	114,018	113,992	165,093	163,575
Due after five years through ten years	750	751	15,250	15,260
Due after ten years	—	—	—	—
Total non-managed fixed maturities	154,999	156,391	187,847	186,379
Total fixed maturities	$5,547,838	$5,576,341	$5,556,900	$5,510,331

(b)	Other investments
The following tables set forth certain information regarding the Company's other investment portfolio as at September 30, 2016 and December 31, 2015:

	Fair Value	Investments with redemption restrictions	Investments without redemption restrictions	Redemption frequency (a)	Redemption notice period (a)
As at September 30, 2016
Fund of hedge funds	$959	$959	$—
Hedge funds	18,056	18,056	—
Private equity investments	83,670	83,670	—
Fixed income investment funds	233,437	180,695	52,742	Daily	2 days
Overseas deposits	53,246	53,246	—
Mutual funds	5,327	—	5,327	Daily	Daily
Total other investments	$394,695	$336,626	$58,069

As at December 31, 2015
Fund of hedge funds	$1,417	$1,417	$—
Hedge funds	20,980	20,980	—
Private equity investments	63,771	63,771	—
Fixed income investment funds	188,721	167,910	20,811	Daily	2 days
Overseas deposits	54,484	54,484	—
Mutual funds	7,483	—	7,483	Daily	Daily
Total other investments	$336,856	$308,562	$28,294

(a)	The redemption frequency and notice periods only apply to investments without redemption restrictions.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

Other investments include alternative investments in various funds and pooled investment schemes. These alternative investments employ various investment strategies primarily involving, but not limited to, investments in collateralized obligations, fixed income securities, private equities, distressed debt and equity securities.
Certain securities included in other investments are subject to redemption restrictions and are unable to be redeemed from the funds. Distributions from these funds will be received as the underlying investments of the funds are liquidated. Currently, it is not known to the Company when these underlying assets will be sold by their investment managers; however, it is estimated that the majority of the underlying assets of the investments would liquidate over five to ten years from inception of the funds. In addition, one of the investment funds with a fair value of $180,695 (December 31, 2015: $167,910), has a lock-up period of three years as at September 30, 2016 and may also impose a redemption gate. A lock-up period refers to the initial amount of time an investor is contractually required to remain invested before having the ability to redeem. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Furthermore, the underlying investments held in the overseas deposit funds are liquid and will generally trade freely in an open market. However, the Company's ability to withdraw from the overseas deposit funds is restricted by an annual and quarterly funding and release process for Lloyd's market participants.
The Company's maximum exposure to any of these alternative investments is limited to the amount invested and any remaining capital commitments. Refer to Note 15, "Commitments and contingencies," for further details. As at September 30, 2016, the Company does not have any plans to sell any of the other investments listed above.

(c)	Net investment income
Net investment income was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Managed investments:
Fixed maturities and short-term investments	$30,572	$26,621	$89,210	$83,727
Other investments	11,768	5,086	20,666	12,288
Restricted cash, cash and cash equivalents	891	336	2,136	1,179
Securities lending income	22	4	39	13
Total gross investment income	43,253	32,047	112,051	97,207
Investment expenses	(2,182)	(2,056)	(6,208)	(5,926)
Total managed net investment income	$41,071	$29,991	$105,843	$91,281
Non managed investments:
Fixed maturities and short-term investments	$1,970	$1,544	$5,242	$4,851
Restricted cash, cash and cash equivalents	473	37	1,147	80
Total non-managed net investment income	2,443	1,581	6,389	4,931
Total net investment income	$43,514	$31,572	$112,232	$96,212
Managed net investment income from other investments includes distributed and undistributed net income from certain investment funds.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

(d)	Net realized and change in net unrealized gains (losses) on investments
The following represents an analysis of net realized and change in net unrealized gains (losses) on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Managed fixed maturities, short-term and other investments:
Gross realized gains	$4,544	$1,826	$11,067	$14,275
Gross realized (losses)	(464)	(3,059)	(5,553)	(9,224)
Net realized gains on investments	4,080	(1,233)	5,514	5,051
Change in net unrealized gains (losses) on investments	4,652	1,765	81,782	2,508
Total net realized and change in net unrealized gains (losses) on managed investments	$8,732	$532	$87,296	$7,559
Non-managed fixed maturities and short-term investments:
Gross realized gains	$317	$46	$1,032	$186
Gross realized (losses)	—	—	(9)	(11)
Net realized gains on investments	317	46	1,023	175
Change in net unrealized (losses) on investments	807	2,151	2,549	(41)
Total net realized and change in net unrealized (losses) on non-managed investments	1,124	2,197	3,572	134
Total net realized and change in net unrealized gains (losses) on total investments	$9,856	$2,729	$90,868	$7,693

(e)	Pledged cash and investments
As at September 30, 2016, the Company had $5,104,602 (December 31, 2015: $4,056,788) of cash and cash equivalents, restricted cash, short-term investments and fixed maturity investments that were pledged during the normal course of business. Of those, $4,975,676 were held in trust (December 31, 2015: $4,007,215). Pledged assets are generally for the benefit of the Company's cedants and policyholders, to support AlphaCat's fully collateralized reinsurance transactions and to facilitate the accreditation of Validus Reinsurance, Ltd., Validus Reinsurance (Switzerland) Ltd. ("Validus Re Swiss") and Talbot as an alien insurer/reinsurer by certain regulators.
In addition, the Company has pledged cash and investments as collateral under the Company's credit facilities in the total amount of $548,669 (December 31, 2015: $826,535). For further details on the credit facilities, please refer to Note 13, “Debt and financing arrangements.”
During December 2014, Validus Reinsurance, Ltd. established a Multi-Beneficiary Reinsurance Trust ("MBRT") to collateralize its (re)insurance liabilities associated with and for the benefit of U.S. domiciled cedants, and was approved as a trusteed reinsurer in the State of New Jersey. As a result, cedants domiciled in that state will receive automatic credit in their regulatory filings for the reinsurance provided prospectively by the Company. As of September 30, 2016, Validus Reinsurance, Ltd. was approved as a trusteed reinsurer in 50 states as well as Puerto Rico and the District of Columbia. In addition, Validus Re Swiss established a MBRT in December 2015 and was approved as a trusteed reinsurer in 36 states as at September 30, 2016.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

At September 30, 2016, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Fair value based on NAV practical expedient	Total
Managed investments
U.S. government and government agency	$—	$837,546	$—	$—	$837,546
Non-U.S. government and government agency	—	248,390	—	—	248,390
U.S. states, municipalities and political subdivisions	—	283,361	—	—	283,361
Agency residential mortgage-backed securities	—	657,876	—	—	657,876
Non-agency residential mortgage-backed securities	—	20,615	—	—	20,615
U.S. corporate	—	1,526,677	—	—	1,526,677
Non-U.S. corporate	—	431,632	—	—	431,632
Bank loans	—	335,037	252,500	—	587,537
Asset-backed securities	—	461,623	23,896	—	485,519
Commercial mortgage-backed securities	—	340,797	—	—	340,797
Total fixed maturities	—	5,143,554	276,396	—	5,419,950
Short-term investments	176,809	20,994	—	—	197,803
Other investments
Fund of hedge funds	—	—	—	959	959
Hedge funds	—	—	—	18,056	18,056
Private equity investments	—	—	—	83,670	83,670
Fixed income investment funds	—	31,670	—	201,767	233,437
Overseas deposits	—	—	—	53,246	53,246
Mutual funds	—	5,327	—	—	5,327
Total other investments	—	36,997	—	357,698	394,695
Total managed investments	$176,809	$5,201,545	$276,396	$357,698	$6,012,448
Non-managed investments
Catastrophe bonds	$—	$118,356	$38,035	$—	$156,391
Short-term investments	2,283,603	—	—	—	2,283,603
Total non-managed investments	2,283,603	118,356	38,035	—	2,439,994
Total investments	$2,460,412	$5,319,901	$314,431	$357,698	$8,452,442

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

At December 31, 2015, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Fair value based on NAV practical expedient	Total
Managed investments
U.S. government and government agency	$—	$937,202	$—	$—	$937,202
Non-U.S. government and government agency	—	237,968	—	—	237,968
U.S. states, municipalities and political subdivisions	—	301,289	—	—	301,289
Agency residential mortgage-backed securities	—	610,582	—	—	610,582
Non-agency residential mortgage-backed securities	—	26,920	—	—	26,920
U.S. corporate	—	1,489,951	—	—	1,489,951
Non-U.S. corporate	—	446,570	—	—	446,570
Bank loans	—	343,874	232,337	—	576,211
Asset-backed securities	—	437,124	—	—	437,124
Commercial mortgage-backed securities	—	260,135	—	—	260,135
Total fixed maturities	—	5,091,615	232,337	—	5,323,952
Short-term investments	222,678	14,691	—	—	237,369
Other investments
Fund of hedge funds	—	—	—	1,417	1,417
Hedge funds	—	—	—	20,980	20,980
Private equity investments	—	—	—	63,771	63,771
Fixed income investment funds	—	20,811	—	167,910	188,721
Overseas deposits	—	—	—	54,484	54,484
Mutual funds	—	7,483	—	—	7,483
Total other investments	—	28,294	—	308,562	336,856
Total managed investments	$222,678	$5,134,600	$232,337	$308,562	$5,898,177
Non-managed investments
Catastrophe bonds	$—	$172,879	$13,500	$—	$186,379
Short-term investments	1,704,266	—	—	—	1,704,266
Total non-managed investments	1,704,266	172,879	13,500	—	1,890,645
Total investments	$1,926,944	$5,307,479	$245,837	$308,562	$7,788,822
At September 30, 2016, managed Level 3 investments totaled $276,396 (December 31, 2015: $232,337), representing 4.6% (December 31, 2015: 3.9%) of total managed investments.

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
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

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
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

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
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

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
Fixed income investment funds
Fixed income investment funds consist of one pooled investment, two structured securities funds and a mezzanine debt fund. The pooled investment is invested in fixed income securities with high credit ratings and is only open to Lloyd’s Trust Fund participants. The fair value of units in the investment fund is based on the NAV of the fund as reported by Lloyd’s Treasury & Investment Management. As the fund NAV is published, the fair value of this investment is classified as Level 2.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

The structured securities funds invest across asset backed, residential mortgage backed and commercial mortgage backed securities, whereas the mezzanine debt fund invests in a portfolio of mezzanine securities which generally take the form of private debt securities in connection with buyouts, recapitalizations and refinancings. The fair value of units in each fund is based on the NAV of the respective fund as reported by the independent fund administrator. The NAV for each fund is reported on a one or three month delay by the fund's administrator. The fair value of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy.
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
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	Bank Loans	Catastrophe Bonds	Asset Backed Securities	Total
Level 3 investments—beginning of period	$243,148	$37,518	$12,383	$293,049
Purchases	21,256	—	11,513	32,769
Sales	(12,388)	—	—	(12,388)
Change in net unrealized (losses) gains	484	517	—	1,001
Transfers into Level 3 during the period	—	—	—	—
Transfers out of Level 3 during the period	—	—	—	—
Level 3 investments—end of period	$252,500	$38,035	$23,896	$314,431

	Three Months Ended September 30, 2015
	Bank Loans	Catastrophe Bonds	Total
Level 3 investments—beginning of period	$124,982	$13,500	$138,482
Purchases	50,831	—	50,831
Sales	(107)	—	(107)
Settlements	(13,815)	—	(13,815)
Change in net unrealized losses	(55)	—	(55)
Transfers into Level 3 during the period	—	—	—
Transfers out of Level 3 during the period	—	—	—
Level 3 investments—end of period	$161,836	$13,500	$175,336

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

	Nine Months Ended September 30, 2016
	Bank Loans	Catastrophe Bonds	Asset Backed Securities	Total
Level 3 investments—beginning of period	$232,337	$13,500	$—	$245,837
Purchases	72,244	23,272	23,896	119,412
Sales	(14,777)	—	—	(14,777)
Settlements	(34,033)	(125)	—	(34,158)
Change in net unrealized (losses) gains	(3,271)	1,388	—	(1,883)
Transfers into Level 3 during the period	—	—	—	—
Transfers out of Level 3 during the period	—	—	—	—
Level 3 investments—end of period	$252,500	$38,035	$23,896	$314,431

	Nine Months Ended September 30, 2015
	Bank Loans	Catastrophe Bonds	Total
Level 3 investments—beginning of period	$32,748	$17,500	$50,248
Purchases	152,797	—	152,797
Sales	(1,036)	(3,989)	(5,025)
Settlements	(22,013)	—	(22,013)
Net realized losses	—	(11)	(11)
Change in net unrealized losses	(660)	—	(660)
Transfers into Level 3 during the period	—	—	—
Transfers out of Level 3 during the period	—	—	—
Level 3 investments—end of period	$161,836	$13,500	$175,336
There have not been any transfers into or out of Level 3 during the three and nine months ended September 30, 2016 or 2015, respectively.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

5. Variable interest entities
The Company consolidates all VOEs in which it has a controlling financial interest and all VIEs in which it is considered to be the primary beneficiary. The Company’s VIEs are primarily entities in the AlphaCat segment.

(a)	Consolidated VIEs
AlphaCat sidecars
Beginning on May 25, 2011, the Company joined with third party investors in capitalizing a series of sidecars for the purpose of investing in collateralized reinsurance and retrocessional contracts. Certain of these sidecars deployed their capital through transactions entered into by AlphaCat Reinsurance Ltd. (“AlphaCat Re”). Each of these entities return capital once the risk period expires and all losses have been paid out. The AlphaCat sidecars are VIEs and are consolidated by the Company as the primary beneficiary. The Company's maximum exposure to any of the sidecars is the amount of capital invested at any given time and any remaining capital commitments.
AlphaCat ILS funds
The AlphaCat ILS funds received third party subscriptions beginning on December 17, 2012. The Company and third party investors invest in the AlphaCat ILS funds for the purpose of investing in instruments with returns linked to property catastrophe reinsurance, retrocession and insurance linked securities (“ILS”) contracts. The AlphaCat ILS funds have varying risk profiles and are categorized by the expected loss of the fund. Expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit. Lower risk ILS funds are defined as having a maximum permitted portfolio expected loss of less than 7%, whereas higher risk ILS funds have a maximum permitted portfolio expected loss of greater than 7%. The AlphaCat ILS funds primarily deploy their capital through transactions entered into by AlphaCat Re and AlphaCat Master Fund Ltd. (“AlphaCat Master Fund”). The AlphaCat ILS funds are VIEs and are consolidated by the Company as the primary beneficiary. The Company's maximum exposure to any of the funds is the amount of capital invested at any given time and any remaining capital commitments. Refer to Note 15, "Commitments and contingencies," for further details.
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
During the nine months ended September 30, 2016, one of the AlphaCat ILS funds issued both common shares and structured notes to the Company and other third party investors in order to capitalize the fund. The fund deploys its capital through AlphaCat Re; therefore, the structured notes do not have a stated maturity date or principal amount since repayment is dependent on the settlement and income or loss of the variable funding notes with AlphaCat Re. The structured notes rank senior to the common shares and earn an interest rate of 8.0% per annum, payable on a cumulative basis in arrears.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

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
The following table presents a reconciliation of the beginning and ending notes payable to AlphaCat investors as at September 30, 2016 and December 31, 2015:

	Variable Funding Notes	Structured Notes	Total
September 30, 2016
Notes payable to AlphaCat investors, beginning of period	$75,493	$—	$75,493
Issuance of notes payable to AlphaCat investors	311,913	94,326	406,239
Redemption of notes payable to AlphaCat investors	(109,712)	—	(109,712)
Foreign exchange gains	710	—	710
Notes payable to AlphaCat investors, end of period	$278,404	$94,326	$372,730

December 31, 2015
Notes payable to AlphaCat investors, beginning of period	$—	$—	$—
Issuance of notes payable to AlphaCat investors	75,770	—	75,770
Foreign exchange losses	(277)	—	(277)
Notes payable to AlphaCat investors, end of period	$75,493	$—	$75,493
The income attributable to AlphaCat investors was $5,564 (2015: $1,438) and $16,278 (2015: $1,438) for the three and nine months ended September 30, 2016, respectively, with $18,690 included in accounts payable and accrued expenses as at September 30, 2016 (December 31, 2015: $2,412).
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
The following table presents the total assets and total liabilities of the Company’s consolidated VIEs, excluding intercompany eliminations, as at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
AlphaCat sidecars	$47,212	$10,336	$206,581	$14,804
AlphaCat ILS funds - Lower Risk (a)	1,440,125	3,966	1,268,070	143,371
AlphaCat ILS funds - Higher Risk (a)	682,677	114,151	522,867	300,122
AlphaCat Re and AlphaCat Master Fund	2,521,299	2,521,129	1,615,779	1,615,609
BetaCat ILS funds	51,629	469	64,221	2,472

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
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

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
6. Investments in affiliates
The following table presents the Company's investments in affiliates as at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Investment affiliate	$99,731	$87,673
Operating affiliate	—	392
Investments in affiliates	$99,731	$88,065

(a)	Investment affiliate
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
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

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
The following table presents a reconciliation of the beginning and ending investment in the Company's investment affiliate balance for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment affiliate, beginning of period	$99,278	$89,681	$87,673	$63,506
Net capital contributions	—	(4,029)	16,307	19,086
(Loss) income from investment affiliate	453	2,482	(4,249)	5,542
Investment affiliate, end of period	$99,731	$88,134	$99,731	$88,134
The following table presents the Company’s investment in the partnerships as at September 30, 2016 and December 31, 2015:

	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
As at September 30, 2016
Aquiline Financial Services Fund II L.P.	$56,479	—%	8.1%	$70,345
Aquiline Financial Services Fund III L.P.	29,826	—%	9.0%	29,386
Total	$86,305			$99,731

As at December 31, 2015
Aquiline Financial Services Fund II L.P.	$55,904	—%	8.1%	$73,880
Aquiline Financial Services Fund III L.P.	13,890	—%	13.7%	13,793
Total	$69,794			$87,673

(b)	Operating affiliate
PaCRe, Ltd.
On April 2, 2012, the Company joined with other investors in capitalizing PaCRe, a Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. During the fourth quarter of 2015, PaCRe's Class 4 license was surrendered and the company was considered off-risk effective January 1, 2016. The final distribution of the Company’s investment occurred during the three months ended June 30, 2016 and PaCRe was dissolved during the three months ended September 30, 2016. The Company's investment in PaCRe was treated as an equity method investment and the maximum exposure to the fund was the amount of capital invested at any given time.
The following table presents a reconciliation of the beginning and ending investment in the Company's operating affiliate balance for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating affiliate, beginning of period	$—	$56,666	$392	$50,944
Return of investment	—	—	(369)	—
(Loss) income from operating affiliate	—	(7,963)	(23)	(2,241)
Operating affiliate, end of period	$—	$48,703	$—	$48,703
The following table presents the Company’s investment in PaCRe as at December 31, 2015:

	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Investment in PaCRe	$392	100.0%	10.0%	$392

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

7. Noncontrolling interests
Investors in certain of the AlphaCat ILS funds have rights that enable them, subject to certain limitations, to redeem their shares. The third party equity is therefore recorded in the Company’s Consolidated Balance Sheets as redeemable noncontrolling interest. When and if a redemption notice is received, the fair value of the redemption is reclassified to a liability.
The AlphaCat sidecars and one of the AlphaCat ILS funds have no shareholder redemption rights. Therefore, the third party equity is recorded in the Company's Consolidated Balance Sheets as noncontrolling interest.
The following tables present a reconciliation of the beginning and ending balances of redeemable noncontrolling interest and noncontrolling interest for the three and nine months ended September 30, 2016 and 2015:

	Redeemable noncontrolling interest		Noncontrolling interest		Total noncontrolling interests
	2016	2015	2016	2015	2016	2015
Three Months Ended September 30,
Balance, beginning of period	$1,532,283	$1,035,511	$212,154	$153,523	$1,744,437	$1,189,034
Issuance of shares	700	45,000	—	—	700	45,000
Income attributable to noncontrolling interest	26,597	20,636	10,842	5,593	37,439	26,229
Redemption of shares	(6,484)	(6,500)	—	—	(6,484)	(6,500)
Redemptions payable	6,484	6,500	—	—	6,484	6,500
Distributions	—	—	—	—	—	—
Balance, end of period	$1,559,580	$1,101,147	$222,996	$159,116	$1,782,576	$1,260,263

Nine Months Ended September 30,
Balance, beginning of period	$1,111,714	$617,791	$154,662	$292,274	$1,266,376	$910,065
Issuance of shares	381,950	497,700	171,674	9,600	553,624	507,300
Income attributable to noncontrolling interest	72,400	51,551	23,763	15,417	96,163	66,968
Redemption of shares	(6,484)	(65,895)	—	—	(6,484)	(65,895)
Redemptions payable	—	—	—	—	—	—
Distributions	—	—	(127,103)	(158,175)	(127,103)	(158,175)
Balance, end of period	$1,559,580	$1,101,147	$222,996	$159,116	$1,782,576	$1,260,263

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

8. Derivative instruments
The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures, interest rate exposures and to shorten the duration of the Company's fixed maturities portfolio.
(a) Derivatives not designated as hedging instruments
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments for accounting purposes within the Company's Consolidated Balance Sheets as at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
Derivatives not designated as hedging instruments	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$255,602	$3,122	$1,054	$255,840	$2,601	$3,211
Interest rate swap contracts	$90,000	$566	$—	$—	$—	$—

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses, respectively, within the Company's consolidated balance sheets.
The following table summarizes information on the classification and the impact on earnings, recognized in the Company’s Consolidated Statements of Income and Comprehensive Income relating to the foreign currency and interest rate forward contracts that were not designated as hedging instruments during the three and nine months ended September 30, 2016 and 2015:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	2016	2015	2016	2015
Foreign currency forward contracts	Foreign exchange losses	$1,326	$—	$209	$—
Foreign currency forward contracts	Other loss	$(155)	$(184)	$(35)	$(311)
Interest rate swap contracts	Change in unrealized gains on investments	$566	$—	$566	$—
(b) Derivatives designated as hedging instruments
The following table summarizes information on the classification and amount of the fair value of derivatives designated as hedging instruments for accounting purposes on the Consolidated Balance Sheets as at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
Derivatives designated as hedging instruments	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Interest rate swap contracts	$552,263	$20	$2,918	$552,263	$21	$1,942

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses, respectively, within the Company's consolidated balance sheets.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

(c)	Classification within the fair value hierarchy
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

(d)	Derivative instruments designated as a fair value hedge
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
The following table provides the total impact on earnings, recognized in income within foreign exchange gains (losses), relating to the derivative instruments formally designated as fair value hedges for accounting purposes along with the impact of the related hedged items for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign currency forward contracts	2016	2015	2016	2015
Amount of loss recognized in income on derivative	$—	$(4,055)	$—	$(19,211)
Amount of gain on hedged item recognized in income attributable to risk being hedged	$—	$4,055	$—	$19,211
Amount of gain recognized in income on derivative (ineffective portion)	$—	$—	$—	$—

(e)	Derivative instruments designated as a cash flow hedge
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
The following table provides the total impact on other comprehensive income (loss) and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest rate swap contracts	2016	2015	2016	2015
Amount of effective portion recognized in other comprehensive income	$3,155	$3,178	$9,505	$10,064
Amount of effective portion subsequently reclassified to earnings	$(2,717)	$(3,253)	$(8,373)	$(9,728)
Amount of ineffective portion excluded from effectiveness testing	$(438)	$75	$(1,132)	$(336)
The above balances relate to interest payments and have therefore been classified as finance expenses in the Consolidated Statements of Income and Comprehensive Income.

(f)	Balance sheet offsetting
There was no balance sheet offsetting activity as at September 30, 2016 or December 31, 2015.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

9. Reserve for losses and loss expenses
Reserve for losses and loss expenses are based in part upon the estimation of case reserves from broker, insured and ceding company reported data. The Company also uses statistical and actuarial methods to estimate ultimate expected losses and loss expenses, from which incurred but not reported reserves ("IBNR") can be calculated. The period of time from the occurrence of a loss to the reporting of a loss to the Company and to the settlement of the Company's liability may be several months or years. During this period, additional facts and trends may be revealed. As these factors become apparent, reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of IBNR to specific case reserves. These estimates are reviewed and adjusted regularly, and such adjustments, if any, are reflected in earnings in the period in which they become known. While management believes that it has made a reasonable estimate of ultimate losses, there can be no assurances that ultimate losses and loss expenses will not exceed this estimate.
The following table summarizes the total reserve for losses and loss expenses as at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Case reserves	$1,295,385	$1,278,697
IBNR	1,740,602	1,717,870
Total reserve for losses and loss expenses	$3,035,987	$2,996,567
The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reserve for losses and loss expenses, beginning of period	$3,122,717	$3,192,663	$2,996,567	$3,243,147
Loss reserves recoverable	(442,987)	(376,665)	(350,586)	(377,466)
Net reserves for losses and loss expenses, beginning of period	2,679,730	2,815,998	2,645,981	2,865,681
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	311,279	349,759	959,376	1,011,111
Prior years (a)	(52,885)	(93,749)	(169,405)	(248,026)
Total net incurred losses and loss expenses (a)	258,394	256,010	789,971	763,085
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(178,709)	(63,151)	(240,362)	(105,216)
Prior years	(166,537)	(207,802)	(596,618)	(704,062)
Total net paid losses	(345,246)	(270,953)	(836,980)	(809,278)
Effect of foreign exchange rate movements	(1,500)	(13,982)	(7,594)	(32,415)
Net reserve for losses and loss expenses, end of period	2,591,378	2,787,073	2,591,378	2,787,073
Loss reserves recoverable	444,609	385,212	444,609	385,212
Reserve for losses and loss expenses, end of period	$3,035,987	$3,172,285	$3,035,987	$3,172,285

(a)
Upon closing the acquisition of Western World, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $2,524 and $8,639, respectively, during the three and nine months ended September 30, 2015, benefiting the loss ratio by 3.9 and 4.4 percentage points, respectively. The remaining fair value adjustment of $2,340 was fully amortized during 2015.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

Net incurred losses and loss expenses comprise:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross losses and loss expenses (a)	$284,413	$283,623	$952,129	$852,190
Reinsurance recoverable	(26,019)	(27,613)	(162,158)	(89,105)
Net incurred losses and loss expenses (a)	$258,394	$256,010	$789,971	$763,085

(a)
Upon closing the acquisition of Western World, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $2,524 and $8,639, respectively, during the three and nine months ended September 30, 2015, benefiting the loss ratio by 3.9 and 4.4 percentage points, respectively. The remaining fair value adjustment of $2,340 was fully amortized during 2015.

The September 30, 2016 gross reserves for losses and loss expenses comprise reserves for reported claims of $1,295,385 (December 31, 2015: $1,278,697) and IBNR of $1,740,602 (December 31, 2015: $1,717,870). The net favorable development on prior years by segment and line of business for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30, 2016
	Property	Marine	Specialty	Liability	Total
Validus Re	$(19,736)	$(8,504)	$(4,793)	$—	$(33,033)
Talbot	(2,429)	(4,547)	(11,715)	—	(18,691)
Western World	(553)	—	—	(327)	(880)
AlphaCat	(265)	—	(16)	—	(281)
Net favorable development	$(22,983)	$(13,051)	$(16,524)	$(327)	$(52,885)
The net favorable development of $52,885 for the three months ended September 30, 2016 was primarily attributable to favorable development within Validus Re and Talbot of $33,033 and $18,691, respectively. The Validus Re favorable development was attributable to favorable development on event reserves of $18,200, related primarily to Tianjin and the 2015 Chilean earthquake, and $14,800 of favorable development on attritional losses. The favorable development related to Talbot was attributable to favorable development on attritional losses.

	Three Months Ended September 30, 2015
	Property	Marine	Specialty	Liability	Total
Validus Re	$(27,613)	$(13,556)	$(9,306)	$—	$(50,475)
Talbot	(9,706)	(14,854)	(11,412)	—	(35,972)
Western World (a)	(1,054)	—	—	(4,000)	(5,054)
AlphaCat	(2,248)	—	—	—	(2,248)
Net favorable development (a)	$(40,621)	$(28,410)	$(20,718)	$(4,000)	$(93,749)

(a)
Upon closing the acquisition of Western World, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $2,524 during the three months ended September 30, 2015, benefiting the loss ratio by 3.9 percentage points. The remaining fair value adjustment of $2,340 was fully amortized during 2015.

The Validus Re segment experienced favorable development on prior years primarily due to favorable development on attritional losses and event specific reserves; whereas, the Talbot segment experienced favorable development on prior years primarily due to favorable development on attritional losses and certain events, including the Thailand floods. The Western World segment experienced favorable development on prior years primarily due to the amortization of the fair value adjustment made at the acquisition date as well as favorable development on attritional losses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

	Nine Months Ended September 30, 2016
	Property	Marine	Specialty	Liability	Total
Validus Re	$(52,036)	$(14,967)	$(22,591)	$—	$(89,594)
Talbot	(30,969)	(10,511)	(28,259)	—	(69,739)
Western World	(2,576)	—	—	(5,888)	(8,464)
AlphaCat	(742)	—	(866)	—	(1,608)
Net favorable development	$(86,323)	$(25,478)	$(51,716)	$(5,888)	$(169,405)
The net favorable development of $169,405 for the nine months ended September 30, 2016 was primarily attributable to favorable development within Validus Re, Talbot and Western World of $89,594, $69,739 and $8,464, respectively. The favorable development across all operating segments was primarily attributable to favorable development on both attritional losses of $160,400 and event reserves of $9,000.

	Nine Months Ended September 30, 2015
	Property	Marine	Specialty	Liability	Total
Validus Re	$(58,437)	$(29,225)	$(18,388)	$—	$(106,050)
Talbot	(47,141)	(51,178)	(24,926)	—	(123,245)
Western World (a)	(4,648)	—	—	(10,991)	(15,639)
AlphaCat	(3,092)	—	—	—	(3,092)
Net favorable development (a)	$(113,318)	$(80,403)	$(43,314)	$(10,991)	$(248,026)

(a)
Upon closing the acquisition of Western World, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $8,639 during the six months ended September 30, 2015, benefiting the loss ratio by 4.4 percentage points. The remaining fair value adjustment of $2,340 was fully amortized during 2015.

The Validus Re segment experienced favorable development on prior years primarily due to favorable development on attritional losses and event specific reserves; whereas, the Talbot segment experienced favorable development on prior years primarily due to favorable development on attritional losses and certain events, including the Thailand floods. The Western World segment experienced favorable development on prior years primarily due to the amortization of the fair value adjustment made at the acquisition date as well as favorable development on attritional losses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

10. Reinsurance
The Company's reinsurance balances recoverable at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Loss reserves recoverable on unpaid:
Outstanding losses	$174,210	$135,723
IBNR	270,399	214,863
Total loss reserves recoverable	444,609	350,586
Paid losses recoverable	36,069	23,071
Total reinsurance balances recoverable	$480,678	$373,657
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
Credit risk
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better as rated by Standard & Poor's or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. As at September 30, 2016, $474,367 or 98.7% (December 31, 2015: $368,638 or 98.7%) of the Company's reinsurance balances recoverable were either fully collateralized or recoverable from reinsurers rated A- or better.
At September 30, 2016 and December 31, 2015, the provision for uncollectible reinsurance relating to reinsurance balances recoverable was $5,140 and $4,997, respectively. To estimate this provision for uncollectible reinsurance, reinsurance balances recoverable are first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied, especially in relation to ceded IBNR. The Company then uses default factors to determine the portion of a reinsurer’s balance deemed to be uncollectible. Default factors require considerable judgment and are determined in part using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.
Top ten reinsurers
Reinsurance balances recoverable by reinsurer as at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$401,760	83.6%	$303,108	81.1%
Other reinsurers’ balances > $1 million	73,005	15.2%	61,222	16.4%
Other reinsurers’ balances < $1 million	5,913	1.2%	9,327	2.5%
Total	$480,678	100.0%	$373,657	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

The following tables show the reinsurance balances recoverable due from, and the ratings associated with, the Company's top ten reinsurers as at September 30, 2016 and December 31, 2015:

	September 30, 2016
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Swiss Re	AA-	$84,388	17.7%
Fully collateralized reinsurers	NR	84,296	17.5%
Lloyd's Syndicates	A+	77,607	16.1%
Hannover Re	AA-	49,699	10.3%
Everest Re	A+	46,130	9.6%
Munich Re	AA-	17,498	3.6%
Hamilton Re	A-	12,502	2.6%
Transatlantic Re	A+	11,624	2.4%
Toa Re	A+	9,011	1.9%
XL Re	A+	9,005	1.9%
Total		$401,760	83.6%

	December 31, 2015
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Swiss Re	AA-	$83,048	22.2%
Lloyd's Syndicates	A+	66,356	17.8%
Hannover Re	AA-	43,765	11.7%
Everest Re	A+	43,060	11.5%
Munich Re	AA-	18,707	5.0%
Transatlantic Re	A+	11,923	3.2%
Hamilton Re	A-	10,898	2.9%
National Indemnity Company	AA+	10,293	2.8%
XL Re	A+	8,728	2.3%
Toa Re	A+	6,330	1.7%
Total		$303,108	81.1%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

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
The following table is a summary of the Preferred shares issued and outstanding:

Preferred Shares
Preferred shares issued and outstanding, December 31, 2015	—
Preferred shares issued	6,000
Preferred shares issued and outstanding, September 30, 2016	6,000

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

(b)	Common Shares
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
The Company has repurchased 80,191,448 common shares for an aggregate purchase price of $2,687,746 from the inception of its share repurchase program to September 30, 2016. The Company had $336,655 remaining under its authorized share repurchase program as at September 30, 2016.
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
The following table is a summary of the common share activity during the nine months ended September 30, 2016 and 2015 :

	Share Activity During the Nine Months Ended September 30,
	2016	2015
Common shares issued, beginning of period	160,570,772	155,554,224
Restricted share awards vested, net of shares withheld	608,024	610,714
Restricted share units vested, net of shares withheld	18,486	13,260
Options exercised	27,983	782,465
Warrants exercised	—	1,461,715
Direct issuance of common stock	—	639
Performance share awards vested, net of shares withheld	48,088	11,524
Common shares issued, end of period	161,273,353	158,434,541
Treasury shares, end of period	(81,830,323)	(76,436,650)
Common shares outstanding, end of period	79,443,030	81,997,891

(c)	Dividends
On August 3, 2016, the Company announced a quarterly cash dividend of $0.35 (2015: $0.32) per common share and a quarterly cash dividend of $0.3753472 per depositary share on its outstanding Series A Preferred Shares. The common share dividend was paid on September 30, 2016 to holders of record on September 15, 2016. The preferred share dividend was paid on September 15, 2016 to holders of record on September 1, 2016.
On May 5, 2016 the Company announced a quarterly cash dividend of $0.35 (2015: $0.32) per common share. This dividend was paid on June 30, 2016 to holders of record on June 15, 2016.
On February 2, 2016 the Company announced a quarterly cash dividend of $0.35 (2015: $0.32) per common share. This dividend was paid on March 31, 2016 to holders of record on March 15, 2016.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

12. Stock plans

(a)	Long Term Incentive Plan
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. The total number of shares reserved for issuance under the LTIP are 2,753,292 shares of which 1,258,962 shares remain available for issuance at September 30, 2016. The LTIP is administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

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
Activity with respect to options for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, beginning of period	65,401	$7.74	$20.17	1,160,057	$7.12	$17.74
Options exercised	(35,351)	8.16	17.82	(1,094,656)	7.09	17.60
Options outstanding, end of period	30,050	$7.24	$22.93	65,401	$7.74	$20.17

ii.	Restricted share awards
Restricted shares granted under the LTIP vest either pro rata or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses during the three and nine months ended September 30, 2016 of $9,159 (2015: $9,081) and $27,805 (2015: $26,213), respectively. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share awards for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Restricted Share Awards	Weighted Average Grant Date Fair Value	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, beginning of period	2,739,446	$38.25	2,858,711	$35.81
Restricted share awards granted	559,516	48.78	706,341	43.58
Restricted share awards vested	(789,547)	37.36	(783,704)	34.40
Restricted share awards forfeited	(33,070)	40.25	(52,642)	38.03
Restricted share awards outstanding, end of period	2,476,345	$40.88	2,728,706	$38.19
At September 30, 2016, there were $67,472 (December 31, 2015: $69,143) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.4 years (December 31, 2015: 2.4 years).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

iii.	Restricted share units
Restricted share units under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses during the three and nine months ended September 30, 2016 of $290 (2015: $310) and $978 (2015: $851), respectively. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share units for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, beginning of period	114,337	$38.47	103,484	$36.54
Restricted share units granted	21,609	48.83	28,057	42.91
Restricted share units vested	(23,982)	38.18	(19,455)	34.58
Restricted share units issued in lieu of cash dividends	2,436	39.10	2,337	37.21
Restricted share units forfeited	(8,338)	44.34	(892)	35.42
Restricted share units outstanding, end of period	106,062	$40.20	113,531	$38.47
At September 30, 2016, there were $2,526 (December 31, 2015: $2,790) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.5 years (December 31, 2015: 2.6 years).

iv.	Performance share awards
The performance share awards contain a performance based component. The performance component relates to the compounded growth in the Dividend Adjusted Diluted Book Value per Share (“DBVPS”) over a three-year period relative to the Company's peer group. For performance share awards granted during the period, the grant date DBVPS is based on the DBVPS at the end of the most recent financial reporting year. The Dividend Adjusted Performance Period End DBVPS will be the DBVPS three years after the grant date DBVPS. The fair value estimate earns over the requisite attribution period and the estimate will be reassessed at the end of each performance period which will reflect any adjustments in the consolidated statements of comprehensive income in the period in which they are determined.
The Company recognized share compensation expenses during the three and nine months ended September 30, 2016 of $1,052 (2015: $592) and $3,682 (2015: $1,215), respectively.
Activity with respect to unvested performance share awards for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Performance Share Awards	Weighted Average Grant Date Fair Value	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, beginning of period	172,594	$40.70	106,369	$36.03
Performance share awards granted	125,290	48.75	81,569	45.03
Performance share awards vested	(57,581)	36.11	(15,344)	31.38
Performance share awards conversion adjustment	45,517	36.82	—	—
Performance share awards outstanding, end of period	285,820	$44.53	172,594	$40.70
At September 30, 2016, there were $7,898 (December 31, 2015: $4,011) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 2.3 years (December 31, 2015: 2.1 years).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

(b)	Total share compensation expenses
The breakdown of share compensation expenses by award type for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted share awards	$9,159	$9,081	$27,805	$26,213
Restricted share units	290	310	978	851
Performance share awards	1,052	592	3,682	1,215
Total	$10,501	$9,983	$32,465	$28,279

13. Debt and financing arrangements
The Company's financing structure as at September 30, 2016 and December 31, 2015 is comprised of debentures and senior notes payable along with credit and other facilities.
The Company's outstanding debentures and senior notes payable as at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Deferrable debentures:
2006 Junior Subordinated	$150,000	$150,000
2007 Junior Subordinated	139,800	139,800
Flagstone 2006 Junior Subordinated	134,618	134,118
Flagstone 2007 Junior Subordinated	113,750	113,750
Total debentures payable	538,168	537,668
2010 Senior notes payable	250,000	250,000
Less: Unamortized debt issuance costs	(4,689)	(4,839)
Total senior notes payable	245,311	245,161
Total debentures and senior notes payable	$783,479	$782,829
The Company's outstanding credit and other facilities as at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
	Commitment	Drawn and outstanding	Commitment	Drawn and outstanding
Credit and other facilities:
$85,000 syndicated unsecured letter of credit facility	$85,000	$—	$85,000	$—
$300,000 syndicated secured letter of credit facility	300,000	107,208	300,000	235,540
$24,000 secured bi-lateral letter of credit facility	24,000	11,726	24,000	10,543
$20,000 AlphaCat Re secured letter of credit facility	20,000	20,000	30,000	30,000
$25,000 IPC bi-lateral facility	25,000	5,553	25,000	9,241
$236,000 Flagstone bi-lateral facility	236,000	164,014	236,000	193,764
Total credit and other facilities	$690,000	$308,501	$700,000	$479,088

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

(a)	Senior notes and junior subordinated deferrable debentures
The following table summarizes the key terms of the Company's senior notes and junior subordinated deferrable debentures:

Description	Issuance date	Amount	Maturity date	Interest Rate as at				Interest payments due
				Issuance Date		September 30, 2016
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	9.069%	(a)	5.831%	(e)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$134,618	September 15, 2036	3.540%	(b)	6.463%	(e)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	8.480%	(c)	5.180%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	3.000%	(b)	5.900%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	3.100%	(b)	5.983%	(e)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(d)	8.875%	(d)	Semi-annually in arrears

(a)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 3.550% thereafter, reset quarterly.

(b)	Floating interest rate of three-month LIBOR plus amount stated, reset quarterly.

(c)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 2.950% thereafter, reset quarterly.

(d)	Fixed interest rate.

(e)	Fixed interest rate as a result of interest rate swap contracts entered into by the Company.
Senior Notes
The 2010 Senior Notes due 2040 (the “2010 Senior Notes”) were part of a registered public offering and mature on January 26, 2040. The Company may redeem the notes, in whole at any time, or in part from time to time, at the Company's option on not less than 30 nor more than 60 days’ notice, at a make-whole redemption price as described in “Description of the Notes - Optional Redemption” in the 2010 Senior Notes prospectus supplement. In addition, the Company may redeem the notes, in whole, but not in part, at any time upon the occurrence of certain tax events as described in “Description of the Notes - Redemption for Tax Purposes” in the prospectus supplement.
Debt issuance costs are amortized to income over the life of the 2010 Senior Notes and are presented on a net basis within the senior notes payable balance in the Company's Consolidated Balance Sheets. There were no redemptions made during the three and nine months ended September 30, 2016 and 2015.
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
Debt issuance costs for the 2006 and 2007 Junior Subordinated Deferrable Debentures were amortized to income over the five year optional redemption periods. They are redeemable at the Company's option at par. There were no redemptions made during the three and nine months ended September 30, 2016 and 2015.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

As part of the acquisition of Flagstone, the Company assumed junior subordinated deferrable debentures due 2036 and 2037 (respectively, the “Flagstone 2006 Junior Subordinated Deferrable Debentures” and “Flagstone 2007 Junior Subordinated Deferrable Debentures”). These debentures are redeemable quarterly at par. There were no redemptions made during the three and nine months ended September 30, 2016 and 2015.
Future payments of principal of $538,168 on the debentures discussed above are all expected to be after 2021.

(b)	Credit facilities

i.	$85,000 syndicated unsecured letter of credit facility and $300,000 syndicated secured letter of credit facility
On December 9, 2015, the Company entered into a $85,000 five year unsecured letter of credit ("LOC") facility with various counterparties as co-documentation agents and the lenders party thereto, which provides for LOC and revolving credit availability for the Company (the “Five Year Unsecured Facility”) (the full $85,000 of which is available for LOC's and/or revolving loans). The Five Year Unsecured Facility was provided by a syndicate of commercial banks. LOC's under the Five Year Unsecured Facility are available to support obligations in connection with the reinsurance business of the Company and its subsidiaries. Loans under the Five Year Unsecured Facility are available for the general corporate and working capital purposes of the Company. The Company may request that existing lenders under the Five Year Unsecured Facility or prospective additional lenders agree to make available additional commitments from time to time so long as the aggregate commitments under the Five Year Unsecured Facility do not exceed $150,000.
Also on December 9, 2015, the Company entered into a $300,000 five year secured LOC facility, with the same parties, which provides for LOC availability for the Company (the “Five Year Secured Facility” and together with the Five Year Unsecured Facility, the “Credit Facilities”). The Five Year Secured Facility was also provided by a syndicate of commercial banks. LOC's under the Five Year Secured Facility will be available to support obligations in connection with the reinsurance business of the Company and its subsidiaries. The Company may request that existing lenders under the Five Year Secured Facility or prospective additional lenders agree to make available additional commitments from time to time so long as the aggregate commitments under the Five Year Secured Facility do not exceed $400,000. The obligations of the Company under the Five Year Secured Facility are secured by cash and securities deposited into cash collateral accounts from time to time with The Bank of New York Mellon.
As of September 30, 2016, there was $nil outstanding LOC's under the Five Year Unsecured Facility and $107,208 in outstanding LOC's under the Five Year Secured Facility.
The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending June 30, 2015, to be increased quarterly by an amount equal to 25.0% of the Company’s consolidated net income (if positive) for such quarter plus 50.0% of the aggregate increases in the consolidated shareholders’ equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Reinsurance, Ltd. and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair). In addition, the Credit Facilities contain customary negative covenants applicable to the Company, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type. As of September 30, 2016, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

ii.	$25,000 IPC bi-lateral facility
The Company assumed an existing evergreen LOC facility through the acquisition of IPC Holdings, Ltd. (the “IPC bi-lateral facility”). As of September 30, 2016, there were $5,553 outstanding LOC's issued under the IPC bi-lateral facility (December 31, 2015: $9,241). As of September 30, 2016, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC bi-lateral facility.

iii.	$24,000 secured bi-lateral letter of credit facility
The Company is party to an evergreen secured bi-lateral LOC facility with Citibank Europe plc (the “Secured bi-lateral LOC facility”). As of September 30, 2016, $11,726 (December 31, 2015: $10,543) of LOC's were outstanding under the Secured bi-lateral LOC facility. The Secured bi-lateral LOC facility has no fixed termination date and as of September 30, 2016, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Secured bi-lateral LOC facility.

iv.	$20,000 AlphaCat Re secured letter of credit facility
During 2013, AlphaCat Re entered into a secured evergreen LOC facility with Comerica Bank. This facility provided for LOC's issued by AlphaCat Re to be used to support its reinsurance obligations. During the second quarter of 2016 the available amount under this facility was reduced to $20,000 from $30,000. As of September 30, 2016, $20,000 (December 31, 2015: $30,000) of LOC's were outstanding under this facility. As of September 30, 2016, and throughout the reporting periods presented, AlphaCat Re was in compliance with all covenants and restrictions under the AlphaCat Re secured LOC facility.

v.	$236,000 Flagstone bi-lateral facility
As part of the Flagstone Acquisition, the Company assumed an evergreen LOC Master Agreement between Citibank Europe plc and Flagstone Reassurance Suisse, S.A. (the “Flagstone Bi-Lateral Facility”). As of September 30, 2016, the Flagstone Bi-Lateral Facility had $164,014 (December 31, 2015: $193,764) LOC's issued and outstanding. As of September 30, 2016, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Flagstone Bi-Lateral Facility.

vi.	Cash and investments pledged as collateral
The Company has pledged cash and investments as collateral under the Company's credit facilities in the total amount of $548,669 (December 31, 2015: $826,535) as detailed in the table below:

	Cash and investments pledged as collateral
Description	September 30, 2016	December 31, 2015
$300,000 syndicated secured letter of credit facility	$158,456	$370,909
$24,000 secured bi-lateral letter of credit facility	48,295	47,607
AlphaCat Re secured letter of credit facility	20,019	30,153
$236,000 Flagstone bi-lateral facility	321,899	377,866
Total	$548,669	$826,535

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

(c)	Finance expenses
Finance expenses consist of interest on the junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, credit facility fees, bank charges, Talbot Funds at Lloyds ("FAL") facility, AlphaCat financing fees and other charges as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
2006 Junior Subordinated Deferrable Debentures	$2,135	$2,235	$6,557	$6,633
2007 Junior Subordinated Deferrable Debentures	1,851	1,848	5,512	5,492
Flagstone 2006 Junior Subordinated Deferrable Debentures	2,271	2,274	6,760	6,735
Flagstone 2007 Junior Subordinated Deferrable Debentures	1,784	1,807	5,317	5,335
2010 Senior Notes due 2040	5,597	5,597	16,791	16,791
Credit facilities	463	1,293	1,359	4,193
Bank charges, Talbot FAL facility and other charges (a)	276	1,149	489	3,608
AlphaCat fees (b)	144	2,309	1,105	9,374
Total finance expenses	$14,521	$18,512	$43,890	$58,161

(a)	On November 30, 2015, the Company terminated its Talbot FAL Facility provided and arranged by Lloyds Bank plc and ING Bank N.V., London Branch.

(b)	Includes finance expenses incurred by AlphaCat Managers Ltd. in relation to fund raising for the AlphaCat sidecars, the AlphaCat ILS funds and AlphaCat direct.
14. Accumulated other comprehensive loss
The changes in accumulated other comprehensive loss, by component for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Three Months Ended September 30, 2016
Balance beginning of period, net of tax	$(17,149)	$730	$(1,763)	$(18,182)
Net current period other comprehensive loss, net of tax	(1,370)	(1,101)	(439)	(2,910)
Balance end of period, net of tax	$(18,519)	$(371)	$(2,202)	$(21,092)

Three Months Ended September 30, 2015
Balance beginning of period, net of tax	$(8,374)	$(53)	$(639)	$(9,066)
Net current period other comprehensive loss, net of tax	(1,850)	(28)	75	(1,803)
Balance end of period, net of tax	$(10,224)	$(81)	$(564)	$(10,869)

Nine Months Ended September 30, 2016
Balance beginning of period, net of tax	$(11,834)	$334	$(1,069)	$(12,569)
Net current period other comprehensive loss, net of tax	(6,685)	(705)	(1,133)	(8,523)
Balance end of period, net of tax	$(18,519)	$(371)	$(2,202)	$(21,092)

Nine Months Ended September 30, 2015
Balance beginning of period, net of tax	$(8,118)	$(210)	$(228)	$(8,556)
Net current period other comprehensive loss, net of tax	(2,106)	129	(336)	(2,313)
Balance end of period, net of tax	$(10,224)	$(81)	$(564)	$(10,869)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

15. Commitments and contingencies

(a)	Funds at Lloyd's
Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on Syndicate 1183’s business plan, rating environment and reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s, comprises cash and investments. The Company provided FAL in the amount of $617,000 for the 2016 underwriting year (2015 underwriting year: $595,100).
The amounts which are provided as FAL are not available for distribution to the Company for the payment of dividends. Talbot’s corporate member may also be required to maintain funds under the control of Lloyd’s in excess of its capital requirement and such funds also may not be available for distribution to the Company for the payment of dividends.

(b)	Lloyd's Central Fund
Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company's 2016 underwriting capacity at Lloyd's of £600,000, at the September 30, 2016 exchange rate of £1 equals $1.2983 and assuming the maximum 3% assessment, the Company would be assessed approximately $23,369.

(c)	Investment affiliate commitments
As discussed in Note 6, "Investments in affiliates," on December 20, 2011, the Company entered into an Assignment and Assumption Agreement with Aquiline Capital, pursuant to which it assumed total capital commitments of $50,000 in respect of the Aquiline II Partnership. The Company’s remaining unfunded commitment at September 30, 2016 was $2,934 (December 31, 2015: $3,413).
On October 2, 2014, the Company assumed an additional investment in the Aquiline II Partnership as part of the Western World acquisition, representing a total capital commitment of $10,000. The Company's remaining unfunded capital commitment at September 30, 2016 was $587 (December 31, 2015: $683).
On November 7, 2014, the Company entered into a Subscription Agreement with the Aquiline III General Partner, pursuant to which it assumed total capital commitments of $100,000 in respect of the Aquiline III Partnership. The Company’s remaining unfunded capital commitment at September 30, 2016 was $70,174 (December 31, 2015: $86,110).

(d)	AlphaCat commitments
On December 29, 2014, the Company entered into an agreement with an AlphaCat ILS fund pursuant to which it assumed total capital commitments of $20,000. On December 29, 2015, the Company assumed an additional capital commitment of $20,000. The Company’s remaining unfunded capital commitment at September 30, 2016 was $nil (December 31, 2015: $10,000).
On December 30, 2015, the Company entered into an agreement with another AlphaCat ILS fund pursuant to which it assumed total capital commitments of $25,000. The Company’s remaining unfunded capital commitment at September 30, 2016 was $nil (December 31, 2015: $9,536).

(e)	Fixed maturity commitments
At September 30, 2016, the Company had an outstanding commitment to participate in certain secured loan facilities through participation agreements with an established loan originator. The undrawn amount under the revolver facility participations as at September 30, 2016 was $29,595 (December 31, 2015: $34,888).
During 2016, the Company entered into a loan commitment of $25,000 of which the remaining unfunded loan commitment as at September 30, 2016 was $nil.

(f)	Other investment commitments
At September 30, 2016, the Company had capital commitments in certain other investments of $308,000 (December 31, 2015: $263,000). The Company's remaining unfunded capital commitment to these investments at September 30, 2016 was $165,448 (December 31, 2015: $185,548).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

16. Related party transactions
The transactions listed below are classified as related party transactions as principals and/or directors of each counterparty are members of the Company's board of directors.

(a)	Aquiline Capital Partners LLC
Group Ark Insurance
Pursuant to reinsurance agreements with a subsidiary of Group Ark Insurance Holdings Ltd. ("Group Ark"), the Company recognized gross premiums written during the three and nine months ended September 30, 2016 of $1,096 (2015: $322) and $3,067 (2015: $2,718), respectively with $654 included in premiums receivable at September 30, 2016 (December 31, 2015: $82). The Company also recognized reinsurance premiums ceded during the three and nine months ended September 30, 2016 of $41 (2015: $23) and $41 (2015: $24), respectively and had reinsurance balances payable of $4 at September 30, 2016 (December 31, 2015: $4). The Company recorded $853 of loss reserves recoverable at September 30, 2016 (December 31, 2015: $790). Earned premium adjustments were recorded during the three and nine months ended September 30, 2016 of $1,276 (2015: $870) and $2,275 (2015: $2,187), respectively. Until July 2016, Aquiline Capital were shareholders of Group Ark. Christopher E. Watson, a director of the Company and senior principal of Aquiline Capital, serves as a director of Group Ark.
Conning
On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. ("Conning") to manage a portion of the Company's investment portfolio. Aquiline Capital acquired Conning on June 16, 2009. Jeffrey W. Greenberg, a director of the Company, serves as a director of Conning Holdings Corp., the parent company of Conning. During the three months ended September 30, 2015, Aquiline Capital disposed of its investment in Conning. Therefore, effective September 30, 2015, Conning was no longer a related party. Investment management fees earned by Conning for the three and nine months ended September 30, 2015 were $436 and $841, respectively.
Aquiline II
On December 20, 2011, the Company entered into an Agreement with Aquiline Capital and Aquiline II General Partner pursuant to which the Company has assumed 100% of Aquiline Capital's interest in the Aquiline II Partnership representing a total capital commitment of $50,000 (the "Aquiline II Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). On October 2, 2014, the Company assumed an additional investment in the Aquiline II Partnership as part of the Western World acquisition representing a total capital commitment of $10,000. Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital. For the three and nine months ended September 30, 2016, the Company incurred $nil and $440 (2015:$155 and $1,092), respectively, in partnership fees and made net capital contributions (distributions) of $nil and $575 (2015: ($3,684) and $5,293), respectively.
Aquiline III
On November 7, 2014, the Company entered into a Subscription Agreement (the "Subscription Agreement") with the Aquiline III General Partner pursuant to which the Company is committing and agreeing to purchase limited partnership or other comparable limited liability equity interests (the "Limited Partnership Interests") in the "Aquiline III Partnership, and/or one or more Alternative Investment Vehicles and Intermediate Entities (together with the Aquiline III Partnership, the "Fund" or the "Entities") with a capital commitment (the "Aquiline III Commitment") in an amount equal to $100,000, as a limited partner in the Aquiline III Partnership. For the three and nine months ended September 30, 2016, the Company incurred $520 and $1,095 (2015: $666 and $1,239), respectively, in partnership fees and made net capital contributions (distributions) of $nil and $15,732 (2015: ($345) and $13,793), respectively.

(b)	Other
Certain shareholders of the Company and their affiliates, as well as employers of entities associated with directors or officers have purchased insurance and/or reinsurance from the Company in the ordinary course of business. The Company believes these transactions were settled for arm's length consideration.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

17. Earnings per share
The following table sets forth the computation of basic earnings per share and earnings per diluted share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic earnings per share
Net income available to Validus common shareholders	89,844	66,650	351,617	305,851
Less: Dividends on outstanding warrants	—	(1,080)	—	(3,566)
Net income allocated to Validus common shareholders	$89,844	$65,570	$351,617	$302,285

Weighted average number of common shares outstanding	80,134,394	82,635,316	81,635,496	83,296,703

Basic earnings per share available to Validus common shareholders	$1.12	$0.79	$4.31	$3.63

Earnings per diluted share
Net income available to Validus common shareholders	89,844	66,650	351,617	305,851
Less: Dividends on outstanding warrants	—	—	—	—
Net income allocated to Validus common shareholders	$89,844	$66,650	$351,617	$305,851

Weighted average number of common shares outstanding	80,134,394	82,635,316	81,635,496	83,296,703
Share equivalents:
Warrants	—	2,054,378	—	2,290,892
Stock options	26,705	47,702	32,126	190,429
Unvested restricted shares	1,083,457	892,098	1,271,002	1,063,903
Weighted average number of diluted common shares outstanding	81,244,556	85,629,494	82,938,624	86,841,927

Earnings per diluted share available to Validus common shareholders	$1.11	$0.78	$4.24	$3.52
Share equivalents that would result in the issuance of common shares of 19,808 (2015: 25,237) and 175,690 (2015: 218,685) were outstanding for the three and nine months ended September 30, 2016, respectively, but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

18. Segment information
The Company conducts its operations worldwide through four operating segments, which have been determined under U.S. GAAP segment reporting to be Validus Re, Talbot, Western World and AlphaCat. The Company’s operating segments are strategic business units that offer different products and services. They are managed and have capital allocated separately because each segment requires different strategies. A description of each of the Company's operating segments and its corporate and investments function is as follows:
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
Corporate and Investments
The Company has a corporate and investments function ("Corporate"), which includes the activities of the parent company, and which carries out certain functions for the group, including investment management. Corporate includes investment income on a managed basis and other non-segment expenses, predominantly general and administrative, stock compensation and finance expenses. Corporate also denotes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For internal reporting purposes, Corporate is reflected separately; however, Corporate is not considered an operating segment under these circumstances. Other reconciling items include, but are not limited to, the elimination of certain inter segment revenues and expenses and other items that are not allocated to the operating segments.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

The following tables summarize the results of our operating segments and "Corporate and Investments":

	Three Months Ended September 30,		Nine Months Ended September 30,
Validus Re Segment Information	2016	2015	2016	2015
Underwriting revenues
Gross premiums written	$94,741	$103,297	$1,072,219	$1,112,410
Reinsurance premiums ceded	(15,967)	(15,846)	(111,658)	(149,001)
Net premiums written	78,774	87,451	960,561	963,409
Change in unearned premiums	149,705	153,210	(241,129)	(205,110)
Net premiums earned	228,479	240,661	719,432	758,299
Other insurance related income (loss)	58	2,569	(107)	3,318
Total underwriting revenues	228,537	243,230	719,325	761,617

Underwriting deductions
Losses and loss expenses	98,425	120,958	313,432	357,491
Policy acquisition costs	42,837	42,989	127,660	128,909
General and administrative expenses	17,528	19,964	52,579	58,254
Share compensation expenses	2,695	2,691	8,371	7,665
Total underwriting deductions	161,485	186,602	502,042	552,319
Underwriting income	$67,052	$56,628	$217,283	$209,298

Selected ratios:
Ratio of net to gross premiums written	83.1%	84.7%	89.6%	86.6%

Losses and loss expense ratio	43.1%	50.3%	43.6%	47.1%
Policy acquisition cost ratio	18.7%	17.9%	17.7%	17.0%
General and administrative expense ratio (a)	8.9%	9.4%	8.5%	8.7%
Expense ratio	27.6%	27.3%	26.2%	25.7%
Combined ratio	70.7%	77.6%	69.8%	72.8%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
Talbot Segment Information	2016	2015	2016	2015
Underwriting revenues
Gross premiums written	$189,674	$226,025	$752,058	$789,148
Reinsurance premiums ceded	(22,877)	(35,823)	(137,496)	(164,144)
Net premiums written	166,797	190,202	614,562	625,004
Change in unearned premiums	32,258	15,942	(7,166)	9,167
Net premiums earned	199,055	206,144	607,396	634,171
Other insurance related income	99	470	389	564
Total underwriting revenues	199,154	206,614	607,785	634,735

Underwriting deductions
Losses and loss expenses	109,860	94,414	319,271	268,512
Policy acquisition costs	46,488	44,575	134,444	141,338
General and administrative expenses	32,333	43,292	109,929	115,341
Share compensation expenses	3,163	3,214	9,955	9,195
Total underwriting deductions	191,844	185,495	573,599	534,386
Underwriting income	$7,310	$21,119	$34,186	$100,349

Selected ratios:
Ratio of net to gross premiums written	87.9%	84.2%	81.7%	79.2%

Losses and loss expense ratio	55.2%	45.8%	52.6%	42.4%
Policy acquisition cost ratio	23.4%	21.6%	22.1%	22.3%
General and administrative expense ratio (a)	17.8%	22.6%	19.7%	19.6%
Expense ratio	41.2%	44.2%	41.8%	41.9%
Combined ratio	96.4%	90.0%	94.4%	84.3%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
Western World Segment Information	2016	2015	2016	2015
Underwriting revenues
Gross premiums written	$85,260	$70,871	$236,190	$207,372
Reinsurance premiums ceded	(6,202)	(4,716)	(15,347)	(13,390)
Net premiums written	79,058	66,155	220,843	193,982
Change in unearned premiums	(8,260)	(2,225)	(22,890)	2,948
Net premiums earned	70,798	63,930	197,953	196,930
Other insurance related income	219	248	696	787
Total underwriting revenues	71,017	64,178	198,649	197,717

Underwriting deductions
Losses and loss expenses	45,748	40,810	129,623	138,098
Policy acquisition costs	17,094	13,214	46,704	27,110
General and administrative expenses	10,171	9,587	33,704	29,137
Share compensation expenses	702	554	1,825	1,525
Total underwriting deductions	73,715	64,165	211,856	195,870
Underwriting (loss) income	$(2,698)	$13	$(13,207)	$1,847

Selected ratios:
Ratio of net to gross premiums written	92.7%	93.3%	93.5%	93.5%

Losses and loss expense ratio	64.6%	63.8%	65.5%	70.1%
Policy acquisition cost ratio	24.1%	20.7%	23.6%	13.8%
General and administrative expense ratio (a)	15.4%	15.9%	17.9%	15.6%
Expense ratio	39.5%	36.6%	41.5%	29.4%
Combined ratio	104.1%	100.4%	107.0%	99.5%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
AlphaCat Segment Information (a)	2016	2015	2016	2015
Revenues
Third party	$7,025	$5,762	$14,843	$14,622
Related party	1,373	1,738	2,592	4,058
Total revenues	8,398	7,500	17,435	18,680

Expenses
General and administrative expenses	3,324	4,124	7,557	8,883
Share compensation expenses	(107)	141	167	440
Finance expenses	31	2,297	914	9,259
Foreign exchange losses (gains)	5	(11)	17	(9)
Total expenses	3,253	6,551	8,655	18,573
Income before investments from AlphaCat Funds and Sidecars	5,145	949	8,780	107

Investment income (loss) from AlphaCat Funds and Sidecars (b)
AlphaCat Sidecars	(72)	1,445	593	3,886
AlphaCat ILS Funds - Lower Risk (c)	2,321	2,274	6,903	5,454
AlphaCat ILS Funds - Higher Risk (c)	2,479	1,807	5,607	6,608
BetaCat ILS Funds	1,303	1,007	2,979	1,241
PaCRe	—	(7,963)	(23)	(2,241)
Total investment income (loss) from AlphaCat Funds and Sidecars	6,031	(1,430)	16,059	14,948
Validus' share of AlphaCat segment income (loss)	$11,176	$(481)	$24,839	$15,055

Supplemental information:

Gross premiums written
AlphaCat Sidecars	$(112)	$2,079	$(178)	$45,426
AlphaCat ILS Funds - Lower Risk (c)	2,049	1,653	112,241	90,088
AlphaCat ILS Funds - Higher Risk (c)	1,797	1,374	140,127	34,192
AlphaCat Direct (d)	679	4,785	18,476	4,785
Total gross premiums written	$4,413	$9,891	$270,666	$174,491

(a)	The results of AlphaCat are presented on an asset manager basis, which is non-GAAP. A reconciliation of Validus' share of AlphaCat segment income to segmental income is presented in the tables below.

(b)	The investment income from the AlphaCat funds and sidecars is based on equity accounting.

(c)
Lower risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of less than 7%, whereas higher risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of greater than 7%. Expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit.

(d)	AlphaCat Direct includes direct investments from third party investors in AlphaCat Re.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
Corporate and Investment Information	2016	2015	2016	2015
Investment income
Net investment income (a)	$41,071	$29,991	$105,843	$91,281

Operating expenses
General and administrative expenses	18,221	18,804	52,276	51,502
Share compensation expenses	4,048	3,383	12,147	9,454
Finance expenses (a)	14,317	15,143	42,637	45,623
Dividends on preferred shares	2,252	—	2,252	—
Tax expense	1,830	2,018	1,418	7,132
Total operating expenses	40,668	39,348	110,730	113,711

Other items
Net realized gains (losses) on investments (a)	4,080	(1,233)	5,514	5,051
Change in net unrealized gains on investments (a)	4,652	1,765	81,782	2,508
Income (loss) from investment affiliate	453	2,482	(4,249)	5,542
Foreign exchange (losses) gains (a)	(1,067)	(2,331)	11,628	(9,024)
Other loss	(1,529)	(1,970)	(773)	(2,578)
Total other items	6,589	(1,287)	93,902	1,499
Total corporate and investment information	$6,992	$(10,644)	$89,015	$(20,931)

(a)	These items exclude the components which are included in Validus' share of AlphaCat and amounts which are consolidated from VIEs.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

The following tables reconcile the results of our operating segments along with our corporate and investments function to the Consolidated results of the Company for the periods indicated:

	Three Months Ended September 30, 2016
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment and Consolidated VIEs	Corporate and Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$94,741	$189,674	$85,260	$4,413	$—	$(1,670)	$372,418
Reinsurance premiums ceded	(15,967)	(22,877)	(6,202)	(1,630)	—	1,670	(45,006)
Net premiums written	78,774	166,797	79,058	2,783	—	—	327,412
Change in unearned premiums	149,705	32,258	(8,260)	62,660	—	—	236,363
Net premiums earned	228,479	199,055	70,798	65,443	—	—	563,775
Other insurance related income	58	99	219	8,656	—	(8,113)	919
Total underwriting revenues	228,537	199,154	71,017	74,099	—	(8,113)	564,694

Underwriting deductions
Losses and loss expenses	98,425	109,860	45,748	4,361	—	—	258,394
Policy acquisition costs	42,837	46,488	17,094	7,075	—	(60)	113,434
General and administrative expenses	17,528	32,333	10,171	12,255	18,221	(8,065)	82,443
Share compensation expenses	2,695	3,163	702	(107)	4,048	—	10,501
Total underwriting deductions	161,485	191,844	73,715	23,584	22,269	(8,125)	464,772

Underwriting income (loss)	$67,052	$7,310	$(2,698)	$50,515	$(22,269)	$12	$99,922

Other items (a)	—	—	—	1,221	(9,558)	—	(8,337)
Dividends on preferred shares	—	—	—	—	(2,252)	—	(2,252)
Net investment income	—	—	—	2,443	41,071	—	43,514
(Income) attributable to AlphaCat investors	—	—	—	(5,564)	—	—	(5,564)
Net (income) attributable to noncontrolling interest	—	—	—	(37,439)	—	—	(37,439)
Segmental income (loss)	$67,052	$7,310	$(2,698)	$11,176	$6,992	$12

Net income available to Validus common shareholders							$89,844

(a)
Other items includes finance expenses, tax expenses, foreign exchange gains (losses), net realized and change in net unrealized gains (losses) on investments, income from investment and operating affiliates and other income (loss).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

	Three Months Ended September 30, 2015
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment and Consolidated VIEs	Corporate and Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$103,297	$226,025	$70,871	$9,891	$—	$(7,575)	$402,509
Reinsurance premiums ceded	(15,846)	(35,823)	(4,716)	—	—	7,575	(48,810)
Net premiums written	87,451	190,202	66,155	9,891	—	—	353,699
Change in unearned premiums	153,210	15,942	(2,225)	34,385	—	—	201,312
Net premiums earned	240,661	206,144	63,930	44,276	—	—	555,011
Other insurance related income	2,569	470	248	7,719	—	(7,510)	3,496
Total underwriting revenues	243,230	206,614	64,178	51,995	—	(7,510)	558,507

Underwriting deductions
Losses and loss expenses	120,958	94,414	40,810	(172)	—	—	256,010
Policy acquisition costs	42,989	44,575	13,214	4,606	—	(345)	105,039
General and administrative expenses	19,964	43,292	9,587	12,419	18,804	(7,180)	96,886
Share compensation expenses	2,691	3,214	554	141	3,383	—	9,983
Total underwriting deductions	186,602	185,495	64,165	16,994	22,187	(7,525)	467,918

Underwriting income (loss)	$56,628	$21,119	$13	$35,001	$(22,187)	$15	$90,589

Other items (a)	—	—	—	(9,396)	(18,448)	—	(27,844)
Dividends on preferred shares	—	—	—	—	—	—	—
Net investment income	—	—	—	1,581	29,991	—	31,572
(Income) attributable to AlphaCat investors	—	—	—	(1,438)	—	—	(1,438)
Net (income) attributable to noncontrolling interest	—	—	—	(26,229)	—	—	(26,229)
Segmental income (loss)	$56,628	$21,119	$13	$(481)	$(10,644)	$15

Net income available to Validus common shareholders							$66,650

(a)
Other items includes finance expenses, tax expenses, foreign exchange gains (losses), net realized and change in net unrealized gains (losses) on investments, income from investment and operating affiliates and other income (loss).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

	Nine Months Ended September 30, 2016
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment and Consolidated VIEs	Corporate and Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$1,072,219	$752,058	$236,190	$270,666	$—	$(21,882)	$2,309,251
Reinsurance premiums ceded	(111,658)	(137,496)	(15,347)	(6,451)	—	21,882	(249,070)
Net premiums written	960,561	614,562	220,843	264,215	—	—	2,060,181
Change in unearned premiums	(241,129)	(7,166)	(22,890)	(80,230)	—	—	(351,415)
Net premiums earned	719,432	607,396	197,953	183,985	—	—	1,708,766
Other insurance related (loss) income	(107)	389	696	17,722	—	(16,300)	2,400
Total underwriting revenues	719,325	607,785	198,649	201,707	—	(16,300)	1,711,166

Underwriting deductions
Losses and loss expenses	313,432	319,271	129,623	27,645	—	—	789,971
Policy acquisition costs	127,660	134,444	46,704	19,762	—	23	328,593
General and administrative expenses	52,579	109,929	33,704	26,272	52,276	(16,421)	258,339
Share compensation expenses	8,371	9,955	1,825	167	12,147	—	32,465
Total underwriting deductions	502,042	573,599	211,856	73,846	64,423	(16,398)	1,409,368

Underwriting income (loss)	$217,283	$34,186	$(13,207)	$127,861	$(64,423)	$98	$301,798

Other items (a)	—	—	—	2,433	49,847	—	52,280
Dividends on preferred shares	—	—	—	—	(2,252)	—	(2,252)
Net investment income	—	—	—	6,986	105,843	(597)	112,232
(Income) attributable to AlphaCat investors	—	—	—	(16,278)	—	—	(16,278)
Net (income) attributable to noncontrolling interest	—	—	—	(96,163)	—	—	(96,163)
Segmental income (loss)	$217,283	$34,186	$(13,207)	$24,839	$89,015	$(499)

Net income available to Validus common shareholders							$351,617

(a)
Other items includes finance expenses, tax expenses, foreign exchange gains (losses), net realized and change in net unrealized gains (losses) on investments, income from investment and operating affiliates and other income (loss).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

	Nine Months Ended September 30, 2015
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment and Consolidated VIEs	Corporate and Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$1,112,410	$789,148	$207,372	$174,491	$—	$(35,520)	$2,247,901
Reinsurance premiums ceded	(149,001)	(164,144)	(13,390)	(4,538)	—	35,520	(295,553)
Net premiums written	963,409	625,004	193,982	169,953	—	—	1,952,348
Change in unearned premiums	(205,110)	9,167	2,948	(55,764)	—	—	(248,759)
Net premiums earned	758,299	634,171	196,930	114,189	—	—	1,703,589
Other insurance related income	3,318	564	787	19,175	—	(18,700)	5,144
Total underwriting revenues	761,617	634,735	197,717	133,364	—	(18,700)	1,708,733

Underwriting deductions
Losses and loss expenses	357,491	268,512	138,098	(1,016)	—	—	763,085
Policy acquisition costs	128,909	141,338	27,110	11,783	—	(1,367)	307,773
General and administrative expenses	58,254	115,341	29,137	28,478	51,502	(17,566)	265,146
Share compensation expenses	7,665	9,195	1,525	440	9,454	—	28,279
Total underwriting deductions	552,319	534,386	195,870	39,685	60,956	(18,933)	1,364,283

Underwriting income (loss)	$209,298	$100,349	$1,847	$93,679	$(60,956)	$233	$344,450

Other items (a)	—	—	—	(15,149)	(51,256)	—	(66,405)
Dividends on preferred shares	—	—	—	—	—	—	—
Net investment income	—	—	—	4,931	91,281	—	96,212
(Income) attributable to AlphaCat investors	—	—	—	(1,438)	—	—	(1,438)
Net (income) attributable to noncontrolling interest	—	—	—	(66,968)	—	—	(66,968)
Segmental income (loss)	$209,298	$100,349	$1,847	$15,055	$(20,931)	$233

Net income available to Validus							$305,851

(a)
Other items includes finance expenses, tax expenses, foreign exchange gains (losses), net realized and change in net unrealized gains (losses) on investments, income from investment and operating affiliates and other income (loss).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written by operating segment allocated to the territory of coverage exposure for the periods indicated:

	Gross Premiums Written
	Three Months Ended September 30, 2016
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$31,345	$19,937	$85,260	$1,837	$(76)	$138,303	37.1%

Worldwide excluding United States (a)	4,145	40,058	—	(288)	(39)	43,876	11.7%
Australia and New Zealand	57	3,238	—	—	6	3,301	0.9%
Europe	4,536	4,957	—	—	40	9,533	2.6%
Latin America and Caribbean	17,036	25,173	—	—	(793)	41,416	11.1%
Japan	(33)	997	—	—	7	971	0.3%
Canada	149	2,015	—	—	(42)	2,122	0.6%
Rest of the world (b)	2,360	19,166	—	—	66	21,592	5.8%
Sub-total, non United States	28,250	95,604	—	(288)	(755)	122,811	33.0%
Worldwide including United States (a)	22,399	12,771	—	2,872	(838)	37,204	10.0%
Other locations non-specific (c)	12,747	61,362	—	(8)	(1)	74,100	19.9%
Total	$94,741	$189,674	$85,260	$4,413	$(1,670)	$372,418	100.0%

	Gross Premiums Written
	Three Months Ended September 30, 2015
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$34,968	$21,886	$70,871	$4,076	$(307)	$131,494	32.6%

Worldwide excluding United States (a)	5,477	30,721	—	101	(208)	36,091	9.0%
Australia and New Zealand	473	3,520	—	—	(85)	3,908	1.0%
Europe	6,165	7,839	—	(8)	(101)	13,895	3.5%
Latin America and Caribbean	17,079	27,249	—	—	(2,024)	42,304	10.5%
Japan	(10)	1,149	—	—	(84)	1,055	0.3%
Canada	315	1,455	—	(30)	(71)	1,669	0.4%
Rest of the world (b)	2,643	28,380	—	—	(521)	30,502	7.6%
Sub-total, non United States	32,142	100,313	—	63	(3,094)	129,424	32.3%
Worldwide including United States (a)	9,542	20,296	—	4,960	(4,072)	30,726	7.6%
Other locations non-specific (c)	26,645	83,530	—	792	(102)	110,865	27.5%
Total	$103,297	$226,025	$70,871	$9,891	$(7,575)	$402,509	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)
The Other locations non-specific category refers to business for which an analysis of exposure by geographic zone is not applicable since these exposures can span multiple geographic areas and, in some instances, are not fixed locations.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

	Gross Premiums Written
	Nine Months Ended September 30, 2016
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$455,826	$85,182	$236,190	$64,566	$(1,631)	$840,133	36.4%

Worldwide excluding United States (a)	51,384	105,590	—	22,219	(650)	178,543	7.8%
Australia and New Zealand	6,906	7,613	—	4,949	(107)	19,361	0.8%
Europe	30,270	25,673	—	3,306	(668)	58,581	2.5%
Latin America and Caribbean	36,610	76,577	—	—	(6,330)	106,857	4.6%
Japan	39,892	5,579	—	3,221	(24)	48,668	2.1%
Canada	3,646	5,577	—	223	(129)	9,317	0.4%
Rest of the world (b)	22,307	76,456	—	—	(2,276)	96,487	4.2%
Sub-total, non United States	191,015	303,065	—	33,918	(10,184)	517,814	22.4%
Worldwide including United States (a)	169,737	75,423	—	170,639	(10,052)	405,747	17.6%
Other locations non-specific (c)	255,641	288,388	—	1,543	(15)	545,557	23.6%
Total	$1,072,219	$752,058	$236,190	$270,666	$(21,882)	$2,309,251	100.0%

	Gross Premiums Written
	Nine Months Ended September 30, 2015
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$544,988	$89,980	$207,372	$41,021	$(2,189)	$881,172	39.2%

Worldwide excluding United States (a)	52,765	95,894	—	8,107	(1,141)	155,625	6.9%
Australia and New Zealand	11,980	6,569	—	624	(211)	18,962	0.8%
Europe	47,182	31,637	—	2,504	(1,005)	80,318	3.6%
Latin America and Caribbean	34,011	78,634	—	—	(9,837)	102,808	4.6%
Japan	39,174	4,746	—	1,671	(142)	45,449	2.0%
Canada	3,097	5,452	—	458	(195)	8,812	0.4%
Rest of the world (b)	24,323	76,368	—	—	(3,063)	97,628	4.3%
Sub-total, non United States	212,532	299,300	—	13,364	(15,594)	509,602	22.6%
Worldwide including United States (a)	132,353	74,794	—	115,264	(17,731)	304,680	13.6%
Other locations non-specific (c)	222,537	325,074	—	4,842	(6)	552,447	24.6%
Total	$1,112,410	$789,148	$207,372	$174,491	$(35,520)	$2,247,901	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)
The Other locations non-specific category refers to business for which an analysis of exposure by geographic zone is not applicable since these exposures can span multiple geographic areas and, in some instances, are not fixed locations.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except for percentages, share and per share information)

19. Subsequent events
Hurricane Matthew

On October 8, 2016, Hurricane Matthew made landfall in South Carolina causing widespread flooding and property damage across it and a number of other states. The Company is reviewing its exposure to this event based on in-force contracts and preliminary loss information from clients. The Company currently estimates that the net loss attributable to the Company from this event will likely be in the range of $24,000 to $64,000 based on an estimated industry loss of between $3,000,000 and $8,300,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company's unaudited consolidated results of operations for the three and nine months ended September 30, 2016 and 2015 and the Company's consolidated financial condition, liquidity and capital resources as at September 30, 2016 and December 31, 2015. This discussion and analysis should be read in conjunction with the Company's unaudited Consolidated Financial Statements and notes thereto included in this filing and the Company's audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2015, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk, as well as management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

Executive Overview
Validus Holdings, Ltd. (the "Company" or "Validus Holdings") conducts its operations worldwide through four operating segments which have been determined under U.S. GAAP segment reporting to be Validus Re, Talbot, Western World, and AlphaCat. A summary of each of the Company's operating segments is as follows:
•Validus Re is a Bermuda-based reinsurance segment focused on treaty reinsurance;
•Talbot is a specialty insurance segment, primarily operating within the Lloyd's insurance market through Syndicate 1183;

•	Western World is a U.S. based specialty excess and surplus lines insurance segment operating within the U.S. commercial market; and

•	AlphaCat is a Bermuda based investment adviser managing capital for third parties and the Company in insurance linked securities and other property catastrophe and specialty reinsurance investments.
In addition, the Company has a corporate and investment function ("Corporate"), which includes the activities of the parent company, and which carries out certain functions for the group, including investment management. Corporate includes investment income on a managed basis and other non-segment expenses, predominantly general and administrative, stock compensation and finance expenses. The Company's corporate expenses, capital servicing and debt costs and investment results are presented separately within the corporate and investment function discussion.
The Company’s strategy is to concentrate primarily on short-tail risks, which has been an area where management believes prices and terms provide an attractive risk-adjusted return and the management team has proven expertise. The Company’s profitability in any given period is a function of net earned premium and investment revenues, less net losses and loss expenses, acquisition expenses and operating expenses. The Company's insurance and reinsurance portfolio, as measured by gross premium written, was comprised of 37% insurance and 63% reinsurance for the nine months ended September 30, 2016 (2015: 39% insurance and 61% reinsurance), compared to 46% insurance and 54% reinsurance for the year ended December 31, 2015. The change in portfolio composition was driven primarily by the seasonality of reinsurance renewals. Financial results in the insurance and reinsurance industry are influenced by the frequency and/or severity of claims and losses, including as a result of catastrophic events; changes in interest rates, financial markets and general economic conditions; the supply of insurance and reinsurance capacity and changes in legal, regulatory and judicial environments.
Business Outlook and Trends
The Company underwrites global property insurance and reinsurance and has large aggregate exposures to natural and man-made disasters. The occurrence of claims from catastrophic events results in substantial volatility, and can have material adverse effects on the Company’s financial condition and results along with its ability to write new business. This volatility affects results for the period in which the loss occurs because U.S. accounting principles do not permit reinsurers to reserve for such catastrophic events until they occur. Catastrophic events of significant magnitude have historically been relatively infrequent, although management believes the property catastrophe reinsurance market has experienced a higher level of worldwide catastrophic losses in terms of both frequency and severity in the period from 1992 to the present. The Company also expects that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. The Company seeks to reflect these types of trends when pricing contracts.
Property and other reinsurance premiums have historically risen in the aftermath of significant catastrophic losses. As loss reserves are established, industry surplus is depleted and the industry’s capacity to write new business diminishes. The global property and casualty insurance and reinsurance industry has historically been highly cyclical. Since 2007, increased capital provided by new entrants or by the commitment of capital by existing insurers and reinsurers increased the supply of insurance and reinsurance which resulted in a softening of rates on most lines. From 2010 to 2012, there was an increased level of catastrophe activity, principally the Chilean earthquake, Deepwater Horizon, the Tohoku earthquake, the New Zealand earthquakes and Superstorm Sandy, but the Company continues to see increased competition and decreased premium rates in most classes of business. In the absence of significant catastrophes in recent years, the market supply of capital is greater than the demand and therefore the Company expects to see continued pressure on rates in the near term.
During the January 2016 renewal season, the Validus Re and AlphaCat segments in total underwrote $610.5 million in gross premiums written (excluding U.S. agriculture premiums and net of intercompany eliminations between Validus Re and AlphaCat), an increase of 12.9% from the prior year renewal period. This increase was primarily driven by an increase in AlphaCat AUM and new business in the casualty and specialty lines, partially offset by non-renewed business in the property and marine lines due to rate reductions. The U.S. property lines experienced rate declines in the low single-digits, while rate declines in the international property lines were more challenging, with rates down closer to 10%. The marine lines experienced rate declines in the mid-single digits due to the worldwide reduction in oil prices. During the mid-year 2016 renewal period, the U.S. property market saw a continuation of the rate trend observed at the January 2016 renewals where rate declines were in the low single-digits. However, the rate environment in the international property market proved to be more challenging as market participants actively pursued diversification of exposure, often at the expense of profit, which resulted in average rate reductions of about 10%.
Business written by the Talbot and Western World segments is distributed more evenly throughout the year. Through September 30, 2016, the Talbot segment experienced a whole account rate decrease of approximately 6.1% driven primarily by decreases in energy and political lines. The Western World segment experienced a modest whole account rate increase of approximately 0.8% through September 30, 2016.
Financial Measures
Key Financial Indicators
The Company believes that the key financial indicator for evaluating our performance and measuring the overall growth in value generated for its shareholders is book value per diluted common share plus accumulated dividends.
Book value per diluted common share plus accumulated dividends, together with other key book value financial indicators, are shown in the table below:

	September 30, 2016	December 31, 2015
Book value per diluted common share plus accumulated dividends (a)	$56.37	$52.49
Book value per diluted common share (a)	$45.16	$42.33
Tangible book value per diluted common share (a)	$41.35	$38.63

(a)	These are non-GAAP financial measures which are described in the section entitled “Non-GAAP Financial Measures."
Book value per diluted common share plus accumulated dividends is considered by management to be the key financial indicator of performance, as the Company believes growth in book value on a diluted basis, plus the dividends that have accumulated, ultimately translates into the return that a shareholder will receive. Book value per diluted common share plus accumulated dividends is calculated based on total shareholders’ equity available to Validus excluding the $150.0 million liquidation value of the preferred shares, plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares and options and warrants outstanding (assuming their exercise), plus accumulated dividends.
Book value per diluted common share plus accumulated dividends increased by $3.88, or 7.4%, from $52.49 at December 31, 2015 to $56.37 at September 30, 2016. Cash dividends per common share are an integral part of the value created for shareholders. The Company has paid cash dividends of $1.05 per common share during the nine months ended September 30, 2016.
Book value per diluted common share is considered by management to be a measure of returns to common shareholders, as the Company believes growth in book value on a diluted basis ultimately translates into growth in stock price.
Book value per diluted common share after dividends paid increased by $2.83, or 6.7%, from $42.33 at December 31, 2015 to $45.16 at September 30, 2016. Growth in book value per diluted common share inclusive of dividends was 2.5% and 1.9% for the three months ended September 30, 2016 and 2015, respectively, and 9.2% and 8.1% for the nine months ended September 30, 2016 and 2015, respectively. All outstanding warrants expired on December 12, 2015 and no further warrants are anticipated to be issued.
Tangible book value per diluted common share is considered by management to be a measure of returns to common shareholders excluding intangible assets and goodwill, as the Company believes growth in tangible book value on a diluted basis ultimately translates into growth in the tangible value of the Company. Tangible book value per diluted common share is calculated based on total shareholders’ equity available to Validus excluding the $150.0 million liquidation value of the preferred shares, less goodwill and intangible assets, plus the assumed proceeds from the exercise of outstanding options and warrants; divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise).
Tangible book value per diluted common share increased by $2.72, or 7.0%, from $38.63 at December 31, 2015 to $41.35 at September 30, 2016.

Other Financial Indicators
The Company believes that the following other financial indicators are beneficial in evaluating our performance and measuring the overall growth in value generated for shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Underwriting income (a)	$99,922	$90,589	$301,798	$344,450
Net operating income available to Validus common shareholders (a)	$82,597	$65,763	$254,875	$304,354
Annualized return on average equity	9.7%	7.3%	12.7%	11.2%
Annualized net operating return on average equity (a)	8.9%	7.2%	9.2%	11.1%

(a)	This is a non-GAAP financial measure which is described in the section entitled “Non-GAAP Financial Measures."
Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income, finance expenses, tax (expense) benefit, income (loss) from operating affiliates, (income) attributable to AlphaCat investors, net realized and change in unrealized gains (losses) on investments, income (loss) from investment affiliate, foreign exchange gains (losses), other income (loss), non-recurring items and net (income) attributable to noncontrolling interest. The Company believes the reporting of underwriting income enhances the understanding of results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations.
Underwriting income was $99.9 million and $90.6 million for the three months ended September 30, 2016 and 2015, respectively, and $301.8 million and $344.5 million for the nine months ended September 30, 2016 and 2015, respectively.
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
Net operating income available to Validus common shareholders was $82.6 million and $65.8 million for the three months ended September 30, 2016 and 2015, respectively, and $254.9 million and $304.4 million for the nine months ended September 30, 2016 and 2015, respectively.
Annualized return on average equity represents the return generated on common shareholders’ equity during the period. Annualized return on average equity is calculated by dividing the net income available to Validus common shareholders for the period by the average shareholders’ equity available to Validus during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances, excluding the $150.0 million liquidation value of the preferred shares. The Company’s objective is to generate superior returns on capital that appropriately reward shareholders for the risks assumed.
The annualized return on average equity was 9.7% and 7.3% for the three months ended September 30, 2016 and 2015, respectively, and 12.7% and 11.2% for the nine months ended September 30, 2016 and 2015, respectively.
Annualized net operating return on average equity represents the net operating return generated on common shareholders’ equity during the period. Annualized net operating return on average equity is calculated by dividing the net operating income available to Validus common shareholders for the period by the average shareholders’ equity available to Validus during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances, excluding the $150.0 million liquidation value of the preferred shares.
The annualized net operating return on average equity was 8.9% and 7.2% for the three months ended September 30, 2016 and 2015, respectively, and 9.2% and 11.1% for the nine months ended September 30, 2016 and 2015, respectively.

Third Quarter 2016 Summarized Results of Operations - Consolidated
The following table presents a comparison of the results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Underwriting revenues
Gross premiums written	$372,418	$(30,091)	$402,509
Reinsurance premiums ceded	(45,006)	3,804	(48,810)
Net premiums written	327,412	(26,287)	353,699
Change in unearned premiums	236,363	35,051	201,312
Net premiums earned	563,775	8,764	555,011
Other insurance related income	919	(2,577)	3,496
Total underwriting revenues	564,694	6,187	558,507
Underwriting deductions
Losses and loss expenses	258,394	2,384	256,010
Policy acquisition costs	113,434	8,395	105,039
General and administrative expenses	82,443	(14,443)	96,886
Share compensation expenses	10,501	518	9,983
Total underwriting deductions	464,772	(3,146)	467,918
Underwriting income (a)	$99,922	$9,333	$90,589

Net investment income	43,514	11,942	31,572
Finance expenses	(14,521)	3,991	(18,512)
Dividends on preferred shares	(2,252)	(2,252)	—
Tax expense	(1,830)	188	(2,018)
Loss from operating affiliates	—	7,963	(7,963)
(Income) attributable to AlphaCat investors	(5,564)	(4,126)	(1,438)
Net (income) attributable to noncontrolling interests	(36,672)	(10,205)	(26,467)
Net operating income available to Validus common shareholders (a)	$82,597	$16,834	$65,763

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$288,650	$10,042	$278,608
Current period—notable loss events	986	(47,990)	48,976
Current period—non-notable loss events	21,643	(532)	22,175
Change in prior accident years	(52,885)	40,864	(93,749)
Total losses and loss expenses	$258,394	$2,384	$256,010
Selected ratios:
Ratio of net to gross premiums written	87.9%	—	87.9%
Losses and loss expense ratio:
Current period excluding items below	51.2%	1.0	50.2%
Current period—notable loss events	0.2%	(8.6)	8.8%
Current period—non-notable loss events	3.8%	(0.2)	4.0%
Change in prior accident years	(9.4)%	7.5	(16.9)%
Losses and loss expense ratio	45.8%	(0.3)	46.1%
Policy acquisition cost ratio	20.1%	1.2	18.9%
General and administrative expense ratio (b)	16.5%	(2.8)	19.3%
Expense ratio	36.6%	(1.6)	38.2%
Combined ratio	82.4%	(1.9)	84.3%

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

Third Quarter 2016 Summarized Results of Operations - Consolidated
Highlights for the third quarter 2016 as compared to 2015 were as follows:

•
Gross premiums written for the three months ended September 30, 2016 were $372.4 million compared to $402.5 million for the three months ended September 30, 2015, a decrease of $30.1 million, or 7.5%. The decrease in gross premiums written was driven by:

◦
Gross premiums written for the three months ended September 30, 2016 in the Talbot segment were $189.7 million compared to $226.0 million for the three months ended September 30, 2015, a decrease of $36.4 million or 16.1%. The decrease was primarily driven as a result of foreign exchange and the timing of renewals and current market conditions and was partially offset by an increase in premium estimates;

◦
Gross premiums written for the three months ended September 30, 2016 in the Validus Re segment were $94.7 million compared to $103.3 million for the three months ended September 30, 2015, a decrease of $8.6 million or 8.3%. The decrease was primarily driven by a decrease across the property and marine classes due to the timing of renewals and current market conditions; and,

◦
Gross premiums written in the AlphaCat segment, on behalf of the Company's variable interest entities ("VIEs"), were $4.4 million for the three months ended September 30, 2016, compared to $9.9 million for the three months ended September 30, 2015, a decrease of $5.5 million or 55.4%; partially offset by,

◦
Gross premiums written for the three months ended September 30, 2016 in the Western World segment were $85.3 million compared to $70.9 million for the three months ended September 30, 2015, an increase of $14.4 million or 20.3%, primarily as a result of continued enhancements to the underwriting platform in short tail lines.

•	Underwriting revenues for the three months ended September 30, 2016 were $564.7 million compared to $558.5 million for the three months ended September 30, 2015, an increase of $6.2 million or 1.1%.

•
Losses and loss expenses for the three months ended September 30, 2016 were $258.4 million compared to $256.0 million for the three months ended September 30, 2015, an increase of $2.4 million or 0.9%.

Notable and Non-notable Loss Events

•	The Company defines a notable loss event as an event whereby consolidated net losses and loss expenses aggregate to a threshold greater than or equal to $30.0 million.

•	The Company defines a non-notable loss event as an event whereby consolidated net losses and loss expenses aggregate to a threshold greater than or equal to $15.0 million but less than $30.0 million.

	Three Months Ended September 30, 2016
	Notable Loss Event	Non-notable Loss Events		Total
(Dollars in thousands)	Canadian Wildfires	Texas Hailstorms	SpaceX
Validus' Share of Net Losses and Loss Expenses	$986	$1,400	$20,243	$22,629
Less: Reinstatement Premiums, net	—	—	(1,240)	(1,240)
Net Loss Attributable to Validus	$986	$1,400	$19,003	$21,389

•
For the three months ended September 30, 2016, losses and loss expenses from the Canadian Wildfires second quarter 2016 notable loss event were $1.0 million, or 0.2 percentage points of the loss ratio.

•
For the three months ended September 30, 2016, losses and loss expenses from non-notable loss events were $21.6 million, or 3.8 percentage points of the loss ratio. Losses and loss expenses related to SpaceX, the September 1st rocket explosion at Cape Canaveral, Florida, were $20.2 million, or 3.6 percentage points of the loss ratio. Net of reinstatement premiums of $1.2 million, the net loss attributable to the Company from this event was $19.0 million. In addition, losses and loss expenses of $1.4 million, or 0.2 percentage points of the loss ratio, related to the Texas Hailstorms second quarter 2016 non-notable loss event.

	Three Months Ended September 30, 2015
	Notable Loss Events		Non-notable Loss Event	Total
(Dollars in thousands)	Tianjin	Pemex	2015 Chilean Earthquake
Validus' Share of Net Losses and Loss Expenses	$47,789	$1,187	$22,175	$71,151
Less: Reinstatement Premiums, net	(3,896)	—	(2,200)	(6,096)
Net Loss Attributable to Validus	$43,893	$1,187	$19,975	$65,055

•
During the three months ended September 30, 2015, the Company incurred losses and loss expenses from two notable loss events; the August 12th port explosion in Tianjin, China and Pemex, a second quarter 2015 event, and one non-notable loss event, the 2015 Chilean earthquake.

•
The two notable loss events resulted in net losses and loss expenses to the Company of $49.0 million, or 8.8 percentage points of the loss ratio. Net of $3.9 million of reinstatement premiums, the effect of these events on the Company's underwriting income was a reduction of $45.1 million. Losses and loss expenses from the non-notable loss event were $22.2 million, or 4.0 percentage points of the loss ratio. Net of $2.2 million of reinstatement premiums, the effect of this event on the Company's underwriting income was a reduction of $20.0 million.

Loss Ratios

•
For the three months ended September 30, 2016, the loss ratio across all lines of business was 45.8% which included favorable loss reserve development on prior accident years of $52.9 million, benefiting the loss ratio by 9.4 percentage points. The favorable loss reserve development on prior accident years of $52.9 million was primarily due to favorable development of attritional losses of $32.6 million and favorable development on event specific reserves of $20.3 million, primarily related to Tianjin and the 2015 Chilean earthquake. The term "events" refers to aggregate notable and non-notable losses incurred.

•
For the three months ended September 30, 2015, the loss ratio across all lines of business was 46.1% which included favorable loss reserve development on prior accident years of $93.7 million, benefiting the loss ratio by 16.9 percentage points. The favorable loss reserve development on prior accident years of $93.7 million was primarily due to favorable development of attritional losses of $63.9 million and favorable development on event specific reserves of $29.8 million, primarily related to Superstorm Sandy.

•	The combined ratio for the three months ended September 30, 2016 was 82.4% compared to 84.3% for the three months ended September 30, 2015.

•	Loss ratios by line of business for the three months ended September 30, 2016 were as follows:

	Three Months Ended September 30,
	2016	Change	2015
Property	27.5%	(6.9)	34.4%
Marine	60.1%	6.3	53.8%
Specialty	55.6%	5.9	49.7%
Liability	66.8%	0.2	66.6%
All lines	45.8%	(0.3)	46.1%

•
Policy acquisition costs for the three months ended September 30, 2016 were $113.4 million compared to $105.0 million for the three months ended September 30, 2015, an increase of $8.4 million or 8.0%. The year on year increase was primarily related to the amortization of the Western World acquisition date fair value adjustments which reduced the ratio during the three months ended September 30, 2015.

•
Underwriting income for the three months ended September 30, 2016 was $99.9 million compared to $90.6 million for the three months ended September 30, 2015, an increase of $9.3 million or 10.3% primarily as a result of the changes in underwriting revenues and deductions described above.

•
Net operating income available to Validus common shareholders for the three months ended September 30, 2016 was $82.6 million compared to $65.8 million for the three months ended September 30, 2015, an increase of $16.8 million, or 25.6%.

Segment Reporting
The Company operates four reportable segments: Validus Re, Talbot, Western World and AlphaCat.
Third Quarter 2016 Results of Operations - Validus Re Segment
The following table presents a comparison of the underwriting income for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Underwriting revenues
Gross premiums written	$94,741	$(8,556)	$103,297
Reinsurance premiums ceded	(15,967)	(121)	(15,846)
Net premiums written	78,774	(8,677)	87,451
Change in unearned premiums	149,705	(3,505)	153,210
Net premiums earned	228,479	(12,182)	240,661
Other insurance related income	58	(2,511)	2,569
Total underwriting revenues	228,537	(14,693)	243,230
Underwriting deductions
Losses and loss expenses	98,425	(22,533)	120,958
Policy acquisition costs	42,837	(152)	42,989
General and administrative expenses	17,528	(2,436)	19,964
Share compensation expenses	2,695	4	2,691
Total underwriting deductions	161,485	(25,117)	186,602
Underwriting income (a)	$67,052	$10,424	$56,628

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$121,103	$4,163	$116,940
Current period—notable loss events	—	(36,993)	36,993
Current period—non-notable loss events	10,355	(7,145)	17,500
Change in prior accident years	(33,033)	17,442	(50,475)
Total losses and loss expenses	$98,425	$(22,533)	$120,958

Selected ratios:
Ratio of net to gross premiums written	83.1%	(1.6)	84.7%
Losses and loss expense ratio:
Current period excluding items below	53.1%	4.5	48.6%
Current period—notable loss events	—%	(15.4)	15.4%
Current period—non-notable loss events	4.5%	(2.8)	7.3%
Change in prior accident years	(14.5)%	6.5	(21.0)%
Losses and loss expense ratio	43.1%	(7.2)	50.3%
Policy acquisition cost ratio	18.7%	0.8	17.9%
General and administrative expense ratio (b)	8.9%	(0.5)	9.4%
Expense ratio	27.6%	0.3	27.3%
Combined ratio	70.7%	(6.9)	77.6%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$53,761	56.8%	$(11,633)	(6.5)	$65,394	63.3%
Marine	(4,533)	(4.8)%	(17,939)	(17.8)	13,406	13.0%
Specialty	45,513	48.0%	21,016	24.3	24,497	23.7%
Total	$94,741	100.0%	$(8,556)		$103,297	100.0%
The decrease in gross premiums written in the property lines of $11.6 million was primarily due to reductions in our participation and non-renewals on various programs due to the current rate environment and adjustments to existing business. The decrease in gross premiums written in the marine lines of $17.9 million was primarily due to the timing of renewals of certain proportional programs which incepted during the third quarter of 2015, as well as downwards premium adjustments on various proportional contracts. Gross premiums written in the specialty lines increased by $21.0 million primarily as a result of new casualty business written during the three months ended September 30, 2016 of $7.5 million, timing differences on the renewal of certain contracts and decreased downwards premium adjustments year on year.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property	$5,357	$(757)	$6,114
Marine	6,021	(4,410)	10,431
Specialty	4,589	5,288	(699)
Total	$15,967	$121	$15,846
Reinsurance premiums ceded in the marine lines decreased by $4.4 million and specialty lines increased by $5.3 million, primarily due to a reclassification of composite business from specialty lines to marine lines during the three months ended September 30, 2015.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$48,404	90.0%	$(10,876)	(0.7)	$59,280	90.7%
Marine	(10,554)	232.8%	(13,529)	210.6	2,975	22.2%
Specialty	40,924	89.9%	15,728	(13.0)	25,196	102.9%
Total	$78,774	83.1%	$(8,677)	(1.6)	$87,451	84.7%
The changes in net premiums written and net retention ratios are driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

	Net Premiums Earned
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property	$93,694	$(12,392)	$106,086
Marine	21,157	(9,435)	30,592
Specialty	113,628	9,645	103,983
Total	$228,479	$(12,182)	$240,661
The changes in net premiums earned were consistent with the pattern of net premiums written for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Three Months Ended September 30,
	2016	Change	2015
All lines—current period excluding items below	53.1%	4.5	48.6%
All lines—current period—notable loss events	—%	(15.4)	15.4%
All lines—current period—non-notable loss events	4.5%	(2.8)	7.3%
All lines—change in prior accident years	(14.5)%	6.5	(21.0)%
All lines—loss ratio	43.1%	(7.2)	50.3%

	Losses and Loss Expenses - All Lines
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
All lines—current period excluding items below	$121,103	$4,163	$116,940
All lines—current period—notable loss events	—	(36,993)	36,993
All lines—current period—non-notable loss events	10,355	(7,145)	17,500
All lines—change in prior accident years	(33,033)	17,442	(50,475)
All lines—losses and loss expenses	$98,425	$(22,533)	$120,958
Notable Loss Events
For the three months ended September 30, 2016 there were no notable loss events. For the three months ended September 30, 2015, there were losses incurred on two notable loss events, Tianjin and Pemex, which resulted in net losses and loss expenses to Validus Re of $37.0 million, or 15.4 percentage points of the loss ratio. Losses and loss expenses from Tianjin, a third quarter 2015 event, were $35.8 million, or 14.9 percentage points of the loss ratio. The impact of the Tianjin loss event on the property and marine lines was $23.3 million and $15.5 million, respectively. Net of $3.1 million of reinstatement premiums, the effect of this event on underwriting income was a reduction of $32.7 million. Losses and loss expenses arising from Pemex, a second quarter 2015 event, were $1.2 million, or 0.5 percentage points of the loss ratio, and related solely to the marine lines.
Non-notable Loss Events
For the three months ended September 30, 2016, there was one non-notable loss event, SpaceX, which resulted in net losses and loss expenses to Validus Re of $10.4 million, or 4.5 percentage points of the loss ratio, and related solely to the marine lines. Net of reinstatement premiums, the impact of SpaceX on underwriting income was a reduction of $8.2 million.
For the three months ended September 30, 2015, the 2015 Chilean Earthquake non-notable loss event resulted in net losses and loss expenses to Validus Re of $17.5 million, or 7.3 percentage points of the loss ratio, and related solely to the property lines.

Losses and Loss Expenses by Line of Business:
Property Lines

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended September 30,
	2016	Change	2015
Property—current period excluding items below	31.8%	8.9	22.9%
Property—current period—notable loss events	—%	(22.0)	22.0%
Property—current period—non-notable loss events	—%	(16.4)	16.4%
Property—change in prior accident years	(21.1)%	4.9	(26.0)%
Property—loss ratio	10.7%	(24.6)	35.3%

	Losses and Loss Expenses - Property Lines
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property—current period excluding items below	$29,754	$5,356	$24,398
Property—current period—notable loss events	—	(23,298)	23,298
Property—current period—non-notable loss events	6	(17,378)	17,384
Property—change in prior accident years	(19,736)	7,877	(27,613)
Property—losses and loss expenses	$10,024	$(27,443)	$37,467
Excluding the impact of notable and non-notable loss events and the change in prior accident years, the current quarter loss ratio for property lines increased by 8.9 percentage points, representing a higher level of attritional losses in the quarter. For the three months ended September 30, 2016, the favorable development in losses and loss expenses on prior accident years of $19.7 million was primarily due to favorable development on event reserves of $18.2 million, primarily related to Tianjin and the 2015 Chilean earthquake, with the remainder due to favorable development on attritional losses. For the three months ended September 30, 2015, the favorable development in losses and loss expenses on prior accident years of $27.6 million included favorable development on event reserves of $19.0 million, primarily related to Hurricane Ike, Superstorm Sandy and the 2010 Chilean earthquake, with the remainder attributable to favorable development on attritional losses.
The impact on Validus Re of the notable and non-notable loss events for the three months ended September 30, 2016, as compared to three months ended September 30, 2015, is described above.
Marine Lines

	Losses and Loss Expense Ratio - Marine Lines
	Three Months Ended September 30,
	2016	Change	2015
Marine—current period excluding items below	53.8%	2.3	51.5%
Marine—current period—notable loss events	—%	(44.8)	44.8%
Marine—current period—non-notable loss events	48.9%	48.9	—%
Marine—change in prior accident years	(40.2)%	4.1	(44.3)%
Marine—loss ratio	62.5%	10.5	52.0%

	Losses and Loss Expenses - Marine Lines
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Marine—current period excluding items below	$11,384	$(4,384)	$15,768
Marine—current period—notable loss events	—	(13,695)	13,695
Marine—current period—non-notable loss events	10,349	10,349	—
Marine—change in prior accident years	(8,504)	5,052	(13,556)
Marine—losses and loss expenses	$13,229	$(2,678)	$15,907
Excluding the impact of notable and non-notable loss events and the change in prior accident years, the current quarter loss ratio for marine lines increased by 2.3 percentage points, primarily due to the decrease in net premiums earned in the current quarter as noted above. For the three months ended September 30, 2016, the favorable development in losses and loss expenses on prior accident year of $8.5 million was primarily due to favorable development on attritional losses. For the three months ended September 30, 2015, the favorable development in losses and loss expenses on prior accident year of $13.6 million included favorable development on event reserves of $7.0 million related to Superstorm Sandy, with the remainder attributable to favorable development on attritional losses.
The impact on Validus Re of the notable and non-notable loss events for the three months ended September 30, 2016, as compared to three months ended September 30, 2015, is described above.
Specialty Lines

	Losses and Loss Expense Ratio - Specialty Lines
	Three Months Ended September 30,
	2016	Change	2015
Specialty—current period excluding items below	70.4%	(3.4)	73.8%
Specialty—current period—notable loss events	—%	—	—%
Specialty—current period—non-notable loss events	—%	(0.1)	0.1%
Specialty—change in prior accident years	(4.2)%	4.7	(8.9)%
Specialty—loss ratio	66.2%	1.2	65.0%

	Losses and Loss Expenses - Specialty Lines
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Specialty—current period excluding items below	$79,965	$3,191	$76,774
Specialty—current period—notable loss events	—	—	—
Specialty—current period—non-notable loss events	—	(116)	116
Specialty—change in prior accident years	(4,793)	4,513	(9,306)
Specialty—losses and loss expenses	$75,172	$7,588	$67,584
Excluding the impact of notable and non-notable loss events and the change in prior accident years, the current quarter loss ratio for specialty lines decreased by 3.4 percentage points, primarily due to lower losses attributable to a change in the business mix during the period. For the three months ended September 30, 2016 and 2015, the favorable development in losses and loss expenses on prior accident years of $4.8 million and $9.3 million, respectively, was primarily due to favorable development on attritional losses.

Policy Acquisition Costs

	Policy Acquisition Costs
	Three Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$18,138	19.4%	$(3,240)	(0.8)	$21,378	20.2%
Marine	3,744	17.7%	(3,908)	(7.3)	7,652	25.0%
Specialty	20,955	18.4%	6,996	5.0	13,959	13.4%
Total	$42,837	18.7%	$(152)	0.8	$42,989	17.9%
The acquisition cost ratio for the marine lines decreased by 7.3 percentage points primarily as a result of reinstatement premiums and profit commissions, along with a reduction in proportional business written which carries a higher cost, and was partially offset by the impact of adjustments to existing business. The acquisition costs ratio for the specialty lines increased by 5.0 percentage points primarily due to the impact of profit commissions, retrocession business and adjustments to existing business, along with new casualty business which carries higher cost.
Underwriting Income Before General and Administrative and Share Compensation Expenses

	Underwriting Income Before General and Administrative and Share Compensation Expenses
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property	$65,532	$18,291	$47,241
Marine	4,184	(2,849)	7,033
Specialty	17,501	(4,939)	22,440
Other insurance related income	58	(2,511)	2,569
Total	$87,275	$7,992	$79,283
The changes in underwriting income before general and administrative and share compensation expenses are driven by factors highlighted above in respect of gross premiums written, reinsurance premiums ceded, losses and loss expenses and policy acquisition costs.
General and Administrative and Share Compensation Expenses

	General and Administrative and Share Compensation Expenses
	Three Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$17,528	7.7%	$(2,436)	(0.6)	$19,964	8.3%
Share compensation expenses	2,695	1.2%	4	0.1	2,691	1.1%
Total	$20,223	8.9%	$(2,432)	(0.5)	$22,655	9.4%
General and administrative expenses and share compensation expenses were comparable for the three months ended September 30, 2016 and 2015.

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
The following table presents a comparison of the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended September 30, 2016 and 2015.

	Select Underwriting Ratios
	Three Months Ended September 30,
	2016	Change	2015
Losses and loss expense ratio	43.1%	(7.2)	50.3%
Policy acquisition cost ratio	18.7%	0.8	17.9%
General and administrative expense ratio (a)	8.9%	(0.5)	9.4%
Expense ratio	27.6%	0.3	27.3%
Combined ratio	70.7%	(6.9)	77.6%

(a)	The general and administrative expense ratio includes share compensation expenses.
The decrease in the combined ratio for the three months ended September 30, 2016 of 6.9 percentage points compared to the three months ended September 30, 2015 was due to the movement in the underlying ratios as discussed above.

Third Quarter 2016 Results of Operations - Talbot Segment
The following table presents a comparison of the underwriting income for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Underwriting revenues
Gross premiums written	$189,674	$(36,351)	$226,025
Reinsurance premiums ceded	(22,877)	12,946	(35,823)
Net premiums written	166,797	(23,405)	190,202
Change in unearned premiums	32,258	16,316	15,942
Net premiums earned	199,055	(7,089)	206,144
Other insurance related income	99	(371)	470
Total underwriting revenues	199,154	(7,460)	206,614
Underwriting deductions
Losses and loss expenses	109,860	15,446	94,414
Policy acquisition costs	46,488	1,913	44,575
General and administrative expenses	32,333	(10,959)	43,292
Share compensation expenses	3,163	(51)	3,214
Total underwriting deductions	191,844	6,349	185,495
Underwriting income (a)	$7,310	$(13,809)	$21,119

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$117,282	$3,554	$113,728
Current period—notable loss events	—	(11,983)	11,983
Current period—non-notable loss events	11,269	6,594	4,675
Change in prior accident years	(18,691)	17,281	(35,972)
Total losses and loss expenses	$109,860	$15,446	$94,414

Selected ratios:
Ratio of net to gross premiums written	87.9%	3.7	84.2%
Losses and loss expense ratio:
Current period excluding items below	58.9%	3.8	55.1%
Current period—notable loss events	—%	(5.8)	5.8%
Current period—non-notable loss events	5.7%	3.4	2.3%
Change in prior accident years	(9.4)%	8.0	(17.4)%
Losses and loss expense ratio	55.2%	9.4	45.8%
Policy acquisition cost ratio	23.4%	1.8	21.6%
General and administrative expense ratio (b)	17.8%	(4.8)	22.6%
Expense ratio	41.2%	(3.0)	44.2%
Combined ratio	96.4%	6.4	90.0%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$64,301	33.9%	$(8,416)	1.8	$72,717	32.1%
Marine	48,093	25.4%	(18,720)	(4.2)	66,813	29.6%
Specialty	77,280	40.7%	(9,215)	2.4	86,495	38.3%
Total	$189,674	100.0%	$(36,351)		$226,025	100.0%
Talbot gross premiums written for the three months ended September 30, 2016 translated at 2015 exchange rates would have been $196.8 million, a decrease of $29.2 million on the prior year period.
The decrease in gross premiums written in the property and marine lines of $8.4 million and $18.7 million, respectively, were primarily driven by the impact of foreign exchange and reductions in our participation and non-renewals on various programs due to the current rate environment, notably in the downstream and upstream energy classes. The decrease in gross premiums written in the specialty lines of $9.2 million was primarily due to reductions in our participation and the timing of renewals of various aviation direct and political lines contracts.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property	$12,497	$(6,646)	$19,143
Marine	352	(3,136)	3,488
Specialty	10,028	(3,164)	13,192
Total	$22,877	$(12,946)	$35,823
The decrease in reinsurance premiums ceded in the property lines of $6.6 million was primarily driven by a reduction in quota share movements along with a reduction in purchased reinsurance on certain of treaty layers. The decrease in reinsurance premiums ceded in the marine and specialty lines of $3.1 million and $3.2 million, respectively, was primarily due to a reduction in reinstatement premiums during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$51,804	80.6%	$(1,770)	6.9	$53,574	73.7%
Marine	47,741	99.3%	(15,584)	4.5	63,325	94.8%
Specialty	67,252	87.0%	(6,051)	2.3	73,303	84.7%
Total	$166,797	87.9%	$(23,405)	3.7	$190,202	84.2%
The changes in net premiums written and net retention ratios are driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

	Net Premiums Earned
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property	$57,269	$1,912	$55,357
Marine	64,236	(11,750)	75,986
Specialty	77,550	2,749	74,801
Total	$199,055	$(7,089)	$206,144
The changes in net premiums earned in the marine lines were consistent with the pattern of net premiums written for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Three Months Ended September 30,
	2016	Change	2015
All lines—current period excluding items below	58.9%	3.8	55.1%
All lines—current period—notable loss events	—%	(5.8)	5.8%
All lines—current period—non-notable loss events	5.7%	3.4	2.3%
All lines—change in prior accident years	(9.4)%	8.0	(17.4)%
All lines—loss ratio	55.2%	9.4	45.8%

	Losses and Loss Expenses - All Lines
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
All lines—current period excluding items below	$117,282	$3,554	$113,728
All lines—current period—notable loss events	—	(11,983)	11,983
All lines—current period—non-notable loss events	11,269	6,594	4,675
All lines—change in prior accident years	(18,691)	17,281	(35,972)
All lines - losses and loss expenses	$109,860	$15,446	$94,414
Notable Loss Events
There were no notable loss events during the three months ended September 30, 2016. For the three months ended September 30, 2015, losses and loss expenses from the single notable loss event, Tianjin, were $12.0 million, which represented 5.8 percentage points of the loss ratio. The impact of the Tianjin loss on the property and marine lines was $3.2 million and $8.8 million, respectively. Net of reinstatement premiums of $0.8 million, the effect of this event on underwriting income was a reduction of $11.2 million.
Non-notable Loss Events
For the three months ended September 30, 2016, losses and loss expenses incurred from two non-notable loss events, the Texas Hailstorms and SpaceX, were $11.3 million, or 5.7 percentage points of the loss ratio. SpaceX, a current quarter non-notable loss event, resulted in losses and loss expenses of $9.9 million, or 5.0 percentage points of the loss ratio, and related solely to Talbot's marine lines. Inclusive of reinstatement premiums payable, the impact of SpaceX on underwriting income was a reduction of $10.8 million. Losses and loss expenses from the Texas Hailstorms second quarter non-notable loss event were $1.4 million, or 0.7 percentage points of the loss ratio, and related solely to Talbot's property lines.
For the three months ended September 30, 2015, losses and loss expenses from the Chilean earthquake non-notable loss event were $4.7 million, or 2.3 percentage points of the loss ratio, and related solely to Talbot's property lines.

Losses and Loss Expenses by Line of Business
Property Lines

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended September 30,
	2016	Change	2015
Property—current period excluding items below	72.3%	10.7	61.6%
Property—current period—notable loss events	—%	(5.7)	5.7%
Property—current period—non-notable loss events	2.4%	(5.1)	7.5%
Property—change in prior accident years	(4.3)%	13.2	(17.5)%
Property—loss ratio	70.4%	13.1	57.3%

	Losses and Loss Expenses - Property Lines
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property—current period excluding items below	$41,384	$7,294	$34,090
Property—current period—notable loss events	—	(3,166)	3,166
Property—current period—non-notable loss events	1,375	(2,800)	4,175
Property—change in prior accident years	(2,429)	7,277	(9,706)
Property—losses and loss expenses	$40,330	$8,605	$31,725
Excluding the impact of notable and non-notable loss events and the change in prior accident years, the current quarter loss ratio for property lines increased by 10.7 percentage points, representing a higher level of attritional losses during the quarter. For the three months ended September 30, 2016 and 2015, the favorable development in losses and loss expenses for prior accident years of $2.4 million and $9.7 million, respectively, was primarily related to favorable development of attritional losses.
The impact on Talbot of the notable and non-notable loss events for the three months ended September 30, 2016 as compared to three months ended September 30, 2015 is described above.
Marine Lines

	Losses and Loss Expense Ratio - Marine Lines
	Three Months Ended September 30,
	2016	Change	2015
Marine—current period excluding items below	51.0%	(10.8)	61.8%
Marine—current period—notable loss events	—%	(11.6)	11.6%
Marine—current period—non-notable loss events	15.4%	14.7	0.7%
Marine—change in prior accident years	(7.1)%	12.4	(19.5)%
Marine—loss ratio	59.3%	4.7	54.6%

	Losses and Loss Expenses - Marine Lines
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Marine—current period excluding items below	$32,729	$(14,266)	$46,995
Marine—current period—notable loss events	—	(8,817)	8,817
Marine—current period—non-notable loss events	9,894	9,394	500
Marine—change in prior accident years	(4,547)	10,307	(14,854)
Marine—losses and loss expenses	$38,076	$(3,382)	$41,458
Excluding the impact of notable and non-notable loss events and the change in prior accident years, the current quarter loss ratio for marine lines decreased by 10.8 percentage points, representing a lower level of attritional losses during the quarter. For the three months ended September 30, 2016 and 2015, the favorable development in losses and loss expenses for prior accident years of $4.5 million and $14.9 million, respectively, was primarily due to favorable development of attritional losses.

The impact on Talbot of the notable and non-notable loss events for the three months ended September 30, 2016 as compared to three months ended September 30, 2015 is described above.
Specialty Lines

	Losses and Loss Expense Ratio - Specialty Lines
	Three Months Ended September 30,
	2016	Change	2015
Specialty—current period excluding items below	55.7%	12.0	43.7%
Specialty—current period—notable loss events	—%	—	—%
Specialty—current period—non-notable loss events	—%	—	—%
Specialty—change in prior accident years	(15.1)%	0.2	(15.3)%
Specialty—loss ratio	40.6%	12.2	28.4%

	Losses and Loss Expenses - Specialty Lines
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Specialty—current period excluding items below	$43,169	$10,526	$32,643
Specialty—current period—notable loss events	—	—	—
Specialty—current period—non-notable loss events	—	—	—
Specialty—change in prior accident years	(11,715)	(303)	(11,412)
Specialty—losses and loss expenses	$31,454	$10,223	$21,231
Excluding the impact of notable and non-notable loss events and the change in prior accident years, the current quarter loss ratio for specialty lines increased by 12.0 percentage points, representing higher attritional losses during the quarter. For the three months ended September 30, 2016 and 2015, the favorable development in losses and loss expenses for prior accident years of $11.7 million and $11.4 million, respectively, was primarily due to favorable development of attritional losses.
Policy Acquisition Costs

	Policy Acquisition Costs
	Three Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$10,476	18.3%	$2,271	3.5	$8,205	14.8%
Marine	17,680	27.5%	(1,032)	2.9	18,712	24.6%
Specialty	18,332	23.6%	674	—	17,658	23.6%
Total	$46,488	23.4%	$1,913	1.8	$44,575	21.6%
The property lines acquisition cost ratio increased by 3.5 percentage points primarily as a result of lower profit commission income on ceded reinsurance. The marine acquisition cost ratio increased by 2.9 percentage points primarily due to increased profit commissions on the yachts class and increases across a number of other classes due to a change in business mix in the marine lines.

Underwriting Income Before General and Administrative and Share Compensation Expenses

	Underwriting Income Before General and Administrative and Share Compensation Expenses
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property	$6,463	$(8,964)	$15,427
Marine	8,480	(7,336)	15,816
Specialty	27,764	(8,148)	35,912
Other insurance related income	99	(371)	470
Total	$42,806	$(24,819)	$67,625
The changes in underwriting income before general and administrative and share compensation expenses are driven by factors highlighted above in respect of gross premiums written, reinsurance premiums ceded, losses and loss expenses and policy acquisition costs.
General and Administrative and Share Compensation Expenses

	General and Administrative and Share Compensation Expenses
	Three Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$32,333	16.2%	$(10,959)	(4.8)	$43,292	21.0%
Share compensation expenses	3,163	1.6%	(51)	—	3,214	1.6%
Total	$35,496	17.8%	$(11,010)	(4.8)	$46,506	22.6%
General and administrative expenses for the three months ended September 30, 2016 translated at 2015 exchange rates would have been $36.9 million, a decrease of $6.4 million. This decrease was primarily due to reduced accruals relating to performance bonuses. Share compensation expenses were comparable for the three months ended September 30, 2016 and 2015.
Selected Underwriting Ratios
The following table presents a comparison of the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended September 30, 2016 and 2015.

	Selected Underwriting Ratios
	Three Months Ended September 30,
	2016	Change	2015
Losses and loss expense ratio	55.2%	9.4	45.8%
Policy acquisition cost ratio	23.4%	1.8	21.6%
General and administrative expense ratio (a)	17.8%	(4.8)	22.6%
Expense ratio	41.2%	(3.0)	44.2%
Combined ratio	96.4%	6.4	90.0%

(a)	The general and administrative expense ratio includes share compensation expenses.
The increase in the combined ratio for the three months ended September 30, 2016 of 6.4 percentage points compared to the three months ended September 30, 2015 was due to the movement in the underlying ratios as discussed above.

Third Quarter 2016 Results of Operations - Western World Segment
The following table presents a comparison of the underwriting income for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Underwriting revenues
Gross premiums written	$85,260	$14,389	$70,871
Reinsurance premiums ceded	(6,202)	(1,486)	(4,716)
Net premiums written	79,058	12,903	66,155
Change in unearned premiums	(8,260)	(6,035)	(2,225)
Net premiums earned	70,798	6,868	63,930
Other insurance related income	219	(29)	248
Total underwriting revenues	71,017	6,839	64,178
Underwriting deductions
Losses and loss expenses	45,748	4,938	40,810
Policy acquisition costs	17,094	3,880	13,214
General and administrative expenses	10,171	584	9,587
Share compensation expenses	702	148	554
Total underwriting deductions	73,715	9,550	64,165
Underwriting (loss) income (a)	$(2,698)	$(2,711)	$13

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$46,610	$746	$45,864
Current period—notable loss events	—	—	—
Current period—non-notable loss events	18	18	—
Change in prior accident years	(880)	4,174	(5,054)
Total losses and loss expenses	$45,748	$4,938	$40,810

Selected ratios:
Ratio of net to gross premiums written	92.7%	(0.6)	93.3%
Losses and loss expense ratio:
Current period excluding items below	65.8%	(5.9)	71.7%
Current period—notable loss events	—%	—	—%
Current period—non-notable loss events	—%	—	—%
Change in prior accident years	(1.2)%	6.7	(7.9)%
Losses and loss expense ratio	64.6%	0.8	63.8%
Policy acquisition cost ratio	24.1%	3.4	20.7%
General and administrative expense ratio (b)	15.4%	(0.5)	15.9%
Expense ratio	39.5%	2.9	36.6%
Combined ratio	104.1%	3.7	100.4%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$23,757	27.9%	$9,895	8.3	$13,862	19.6%
Liability	61,503	72.1%	4,494	(8.3)	57,009	80.4%
Total	$85,260	100.0%	$14,389		$70,871	100.0%
The increase in gross premiums written in the property lines of $9.9 million was primarily due to additional business written in the contract commercial package and monoline property, program flood and brokerage property classes of $4.0 million, $2.9 million and $2.6 million, respectively, as a result of the continued build out of the underwriting platform in short tail lines. Gross premiums written in the liability lines consist largely of commercial package liability, program and other liability business. The increase in gross premiums written in the liability lines of $4.5 million was driven by increases in the contract liability and brokerage professional lines of $8.6 million and $2.0 million, respectively, and was partially offset by decreases arising from the discontinuation of underperforming programs and brokerage general liability lines.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property	$2,688	$1,445	$1,243
Liability	3,514	41	3,473
Total	$6,202	$1,486	$4,716
The increase in reinsurance premiums ceded in the property lines was consistent with the increase in gross premiums written as noted above. Reinsurance premiums ceded in the liability lines were comparable for the three months ended September 30, 2016 and 2015.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$21,069	88.7%	$8,450	(2.3)	$12,619	91.0%
Liability	57,989	94.3%	4,453	0.4	53,536	93.9%
Total	$79,058	92.7%	$12,903	(0.6)	$66,155	93.3%
Net premiums written and the net retention ratios were driven by the factors highlighted above in respect of gross premiums written.
Net Premiums Earned

	Net Premiums Earned
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property	$16,698	$5,615	$11,083
Liability	54,100	1,253	52,847
Total	$70,798	$6,868	$63,930
Net premiums earned were driven by the earnings pattern of net premiums written.

Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Three Months Ended September 30,
	2016	Change	2015
All lines—current period excluding items below	65.8%	(5.9)	71.7%
All lines—current period—notable loss events	—%	—	—%
All lines—current period—non-notable loss events	—%	—	—%
All lines—change in prior accident years (a)	(1.2)%	6.7	(7.9)%
All lines—loss ratio (a)	64.6%	0.8	63.8%

	Losses and Loss Expenses - All Lines
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
All lines—current period excluding items below	$46,610	$746	$45,864
All lines—current period—notable loss events	—	—	—
All lines—current period—non-notable loss events	18	18	—
All lines—change in prior accident years (a)	(880)	4,174	(5,054)
All lines—losses and loss expenses (a)	$45,748	$4,938	$40,810

(a)
Upon closing the acquisition, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $2,524 during the three months ended September 30, 2015, benefiting the loss ratio by 3.9 percentage points. The remaining fair value adjustment of $2,340 was fully amortized during the year ended December 31, 2015.

Notable and Non-notable Loss Events
There were no notable loss events for the three months ended September 30, 2016 or 2015.
Losses and Loss Expenses by Line of Business
Property Lines

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended September 30,
	2016	Change	2015
Property—current period excluding items below	60.7%	0.7	60.0%
Property—current period—notable loss events	—%	—	—%
Property—current period—non-notable loss events	0.1%	0.1	—%
Property—change in prior accident years (a)	(3.3)%	6.2	(9.5)%
Property—loss ratio (a)	57.5%	7.0	50.5%

	Losses and Loss Expenses - Property Lines
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property—current period excluding items below	$10,139	$3,487	$6,652
Property—current period—notable loss events	—	—	—
Property—current period—non-notable loss events	18	18	—
Property—change in prior accident years (a)	(553)	501	(1,054)
Property—losses and loss expenses (a)	$9,604	$4,006	$5,598

(a)
Upon closing the acquisition, an adjustment of $409 was made to decrease net reserves to reflect fair value. This adjustment was amortized to income through an increase in losses and loss expenses of $66 during the three months ended September 30, 2015, increasing the loss ratio by 0.6 percentage points. The remaining fair value adjustment of $61 was fully amortized during the year ended December 31, 2015.

Excluding the impact of non-notable loss events and the change in prior accident years, the current quarter loss ratio for property lines increased by 0.7 percentage points, representing a higher level of attritional losses in the current quarter. For the three months ended September 30, 2016 and 2015, the favorable development in losses and loss expenses for prior accident years of $0.6 million and $1.1 million, respectively, primarily related to favorable development on attritional losses.
Liability Lines

	Losses and Loss Expense Ratio - Liability Lines
	Three Months Ended September 30,
	2016	Change	2015
Liability—current period excluding items below	67.4%	(6.8)	74.2%
Liability—current period—notable loss events	—%	—	—%
Liability—current period—non-notable loss events	—%	—	—%
Liability—change in prior accident years (a)	(0.6)%	7.0	(7.6)%
Liability—loss ratio (a)	66.8%	0.2	66.6%

	Losses and Loss Expenses - Liability Lines
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Liability—current period excluding items above	$36,471	$(2,741)	$39,212
Liability—current period—notable loss events	—	—	—
Liability—current period—non-notable loss events	—	—	—
Liability—change in prior accident years (a)	(327)	3,673	(4,000)
Liability—losses and loss expenses (a)	$36,144	$932	$35,212

(a)
Upon closing the acquisition, an adjustment of $15,995 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $2,590 during the three months ended September 30, 2015, benefiting the loss ratio by 4.9 percentage points. The remaining fair value adjustment of $2,401 was fully amortized during the year ended December 31, 2015.

Excluding the change in prior accident years, the current quarter loss ratio for liability lines decreased by 6.8 percentage points as Western World discontinued writing business in several underperforming classes during the fourth quarter of 2014. For the three months ended September 30, 2016, the favorable development in losses and loss expenses on prior accident years of $0.3 million was due to favorable development on attritional losses; whereas, for the three months ended September 30, 2015, the favorable development in losses and loss expenses for prior accident years of $4.0 million was primarily due to the amortization of the fair value adjustment as noted in footnote (a) above.
Policy Acquisition Costs

	Policy Acquisition Costs
	Three Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$4,382	26.2%	$1,869	3.5	$2,513	22.7%
Liability	12,712	23.5%	2,011	3.3	10,701	20.2%
Total (a)	$17,094	24.1%	$3,880	3.4	$13,214	20.7%

(a)
Upon closing the acquisition, an adjustment of $34,736 was made to reduce deferred acquisition costs to reflect fair value. These deferred acquisition costs would otherwise have been expensed in the amount of $2,925 during the three months ended September 30, 2015 benefiting the policy acquisition cost ratio by 4.6 percentage points.

The acquisition cost ratio for the property and liability lines increased by 3.5 and 3.3 percentage points, respectively, primarily due to the impact of the acquisition fair value adjustments during the three months ended September 30, 2015 as noted in footnote (a) above.

Underwriting Income Before General and Administrative and Share Compensation Expenses

	Underwriting Income Before General and Administrative and Share Compensation Expenses
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property	$2,712	$(260)	$2,972
Liability	5,244	(1,690)	6,934
Other insurance related income	219	(29)	248
Total	$8,175	$(1,979)	$10,154
The changes in underwriting income before general and administrative and share compensation expenses are driven by factors highlighted above in respect of gross premiums written, reinsurance premiums ceded, losses and loss expenses and policy acquisition costs.
General and Administrative and Share Compensation Expenses

	General and Administrative and Share Compensation Expenses
	Three Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$10,171	14.4%	$584	(0.6)	$9,587	15.0%
Share compensation expenses	702	1.0%	148	0.1	554	0.9%
Total	$10,873	15.4%	$732	(0.5)	$10,141	15.9%
General and administrative and share compensation expenses were comparable for the three months ended September 30, 2016 and 2015.
Selected Underwriting Ratios
The following table presents a comparison of the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended September 30, 2016 and 2015.

	Select Underwriting Ratios
	Three Months Ended September 30,
	2016	Change	2015
Losses and loss expense ratio	64.6%	0.8	63.8%
Policy acquisition cost ratio	24.1%	3.4	20.7%
General and administrative expense ratio (a)	15.4%	(0.5)	15.9%
Expense ratio	39.5%	2.9	36.6%
Combined ratio	104.1%	3.7	100.4%

(a)	The general and administrative expense ratio includes share compensation expenses.
The increase in the combined ratio for the three months ended September 30, 2016 of 3.7 percentage points compared to the three months ended September 30, 2015 was due to the movement in the underlying ratios as discussed above.

Third Quarter 2016 Results of Operations - AlphaCat Segment
The following table presents a comparison of Validus' share of the AlphaCat segment income on an asset manager basis for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Revenues
Third party	$7,025	$1,263	$5,762
Related party	1,373	(365)	1,738
Total revenues	8,398	898	7,500

Expenses
General and administrative expenses	3,324	(800)	4,124
Share compensation expenses	(107)	(248)	141
Finance expenses	31	(2,266)	2,297
Foreign exchange losses (gains)	5	16	(11)
Total expenses	3,253	(3,298)	6,551
Income before investments from AlphaCat Funds and Sidecars	$5,145	$4,196	$949

Investment income (loss) from AlphaCat Funds and Sidecars (b)
AlphaCat Sidecars	(72)	(1,517)	1,445
AlphaCat ILS Funds - Lower Risk (c)	2,321	47	2,274
AlphaCat ILS Funds - Higher Risk (c)	2,479	672	1,807
BetaCat ILS Funds	1,303	296	1,007
PaCRe	—	7,963	(7,963)
Total investment income (loss) from AlphaCat Funds and Sidecars	6,031	7,461	(1,430)
Validus' share of AlphaCat segment income (loss)	$11,176	$11,657	$(481)

Supplemental information:
Gross premiums written
AlphaCat Sidecars	$(112)	$(2,191)	$2,079
AlphaCat ILS Funds - Lower Risk (c)	2,049	396	1,653
AlphaCat ILS Funds - Higher Risk (c)	1,797	423	1,374
AlphaCat Direct (d)	679	(4,106)	4,785
Total	$4,413	$(5,478)	$9,891

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

Revenues
Revenues earned for the three months ended September 30, 2016 were $8.4 million, of which $7.0 million were earned from third parties, compared to $7.5 million for the three months ended September 30, 2015, of which $5.8 million were earned from third parties. The increase in revenues earned from third parties of $1.3 million was primarily due to an increase in the capital base of the AlphaCat ILS Funds.
Expenses
Total expenses for the three months ended September 30, 2016 were $3.3 million, compared to $6.6 million for the three months ended September 30, 2015, a decrease of $3.3 million. The decrease was primarily due to reduced placement fees incurred in relation to raising new capital during the three months ended September 30, 2016.
Investment income from AlphaCat Funds and Sidecars
Investment income available to Validus from the AlphaCat Funds and Sidecars was $6.0 million for the three months ended September 30, 2016 as compared to $6.5 million for the three months ended September 30, 2015 (exclusive of PaCRe), a decrease of $0.5 million.
Assets Under Management

	Assets Under Management (a)
(Dollars in thousands)	October 1, 2016	Change	July 1, 2016
Assets Under Management - Related Party
AlphaCat Sidecars	$7,922	$(123)	$8,045
AlphaCat ILS Funds - Lower Risk (b)	181,744	5,912	175,832
AlphaCat ILS Funds - Higher Risk (b)	81,636	5,349	76,287
AlphaCat Direct (c)	—	—	—
BetaCat ILS Funds	51,160	(12,293)	63,453
Total Assets Under Management - Related Party	$322,462	$(1,155)	$323,617

Assets Under Management - Third Party
AlphaCat Sidecars	$29,603	$(475)	$30,078
AlphaCat ILS Funds - Lower Risk (b)	1,276,874	50,165	1,226,709
AlphaCat ILS Funds - Higher Risk (b)	612,456	47,943	564,513
AlphaCat Direct (c)	373,659	8,101	365,558
BetaCat ILS Funds	—	—	—
Total Assets Under Management - Third party	2,292,592	105,734	2,186,858
Total Assets Under Management	$2,615,054	$104,579	$2,510,475

(a)	AlphaCat's assets under management are based on NAV and are represented by investments made by related parties and third parties in the feeder funds and on a direct basis.

(b)
Lower risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of less than 7%, whereas higher risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of greater than 7%. Expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit.

(c)	AlphaCat Direct includes direct investments from third party investors in AlphaCat Reinsurance, Ltd.
AlphaCat's assets under management were $2.6 billion as at October 1, 2016, compared to $2.5 billion as at July 1, 2016. Third party assets under management were $2.3 billion as at October 1, 2016, compared to $2.2 billion as at July 1, 2016.

Third Quarter 2016 Consolidated Results - Corporate and Investment Function
The following table presents a comparison of the corporate and investment function's income and expense items on a consolidated basis for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Investment income
Net investment income (a)	$41,071	$11,080	$29,991

Operating expenses
General and administrative expenses	18,221	(583)	18,804
Share compensation expenses	4,048	665	3,383
Finance expenses (a)	14,317	(826)	15,143
Dividends on preferred shares	2,252	2,252	—
Tax expense	1,830	(188)	2,018
Total operating expenses	40,668	1,320	39,348

Other items
Net realized gains (losses) on investments (a)	4,080	5,313	(1,233)
Change in net unrealized gains on investments (a)	4,652	2,887	1,765
Income from investment affiliate	453	(2,029)	2,482
Foreign exchange losses (a)	(1,067)	1,264	(2,331)
Other loss	(1,529)	441	(1,970)
Total other items	6,589	7,876	(1,287)
Total corporate and investment function	$6,992	$17,636	$(10,644)

(a)	These items exclude the components which are included in the Company's share of AlphaCat and amounts which are consolidated from VIEs.
Managed Net Investment Income

	Managed Net Investment Income
	Three Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Managed net investment income
Fixed maturities and short-term investments	$30,572	$3,951	$26,621
Other investments	11,768	6,682	5,086
Cash and cash equivalents	891	555	336
Securities lending income	22	18	4
Total gross investment income	43,253	11,206	32,047
Investment expenses	(2,182)	(126)	(2,056)
Total managed net investment income	$41,071	$11,080	$29,991
The increase in managed net investment income for the three months ended September 30, 2016 was $11.1 million or 36.9% and was primarily due to increased yield on a certain investment fund within other investments. Managed net investment income from other investments includes distributed and undistributed net income from certain investment funds.
The Company's managed yield-bearing portfolio had an annualized effective yield of 2.58% for the three months ended September 30, 2016 compared to 1.91% for the three months ended September 30, 2015, an increase of 67 basis points. Investment yield is calculated by dividing total managed net investment income by the average balance of the yield bearing assets managed by the Company's portfolio managers. Average assets for the period ended is the average of the beginning, ending and intervening quarter end asset balances.

General and Administrative and Share Compensation Expenses
Corporate general and administrative expenses for the three months ended September 30, 2016 were $18.2 million compared to $18.8 million for the three months ended September 30, 2015, a decrease of $0.6 million or 3.1%. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses for the corporate and investment function and other costs relating to the Company as a whole.
Corporate share compensation expenses for the three months ended September 30, 2016 were $4.0 million compared to $3.4 million for the three months ended September 30, 2015, an increase of $0.7 million or 19.7%.
Finance Expenses
Finance expenses for the three months ended September 30, 2016 were $14.3 million compared to $15.1 million for the three months ended September 30, 2015, a decrease of $0.8 million or 5.5% due to reduced credit facility expenses.
Net Realized Gains (Losses) and Change in Net Unrealized Gains on Investments
Net realized gains on managed investments for the three months ended September 30, 2016 were $4.1 million compared to losses of $1.2 million for the three months ended September 30, 2015, a favorable movement of $5.3 million. The increase in net realized gains primarily resulted from the sale of managed fixed maturity investments.
The change in net unrealized gains on managed investments for the three months ended September 30, 2016 was $4.7 million compared to $1.8 million for the three months ended September 30, 2015, a favorable movement of $2.9 million.
Income from Investment Affiliate
The income from investment affiliate relates to the income earned from the Company's investments in the Aquiline Financial Services Fund II L.P. and Fund III L.P. For further details, refer to Note 6 to the Consolidated Financial Statements, "Investments in affiliates," in Part I, Item 1.
Foreign Exchange Losses
The Company's reporting currency is the U.S. dollar. As a significant portion of the Company's operations are transacted in currencies other than the U.S. dollar, fluctuations in foreign exchange rates may affect year-to-year comparisons. The Company's largest foreign currency fluctuation exposure is to the following currencies, with the movement in each currency against the U.S. dollar for the three months ended September 30, 2016 and 2015 shown in the table below:

	Three Months Ended September 30,
U.S. dollar (weakened) strengthened against:	2016	2015
British Pound sterling	2.7%	3.7%
Euro	(1.2)%	(0.2)%
Canadian dollar	1.2%	6.4%
Swiss franc	(0.4)%	4.4%
Australian dollar	(2.8)%	9.5%
New Zealand dollar	(2.2)%	5.9%
Singapore dollar	1.3%	5.6%
Japanese yen	(1.6)%	(2.0)%
South African rand	(6.9)%	13.7%
Foreign exchange losses for the three months ended September 30, 2016 were $1.1 million compared to $2.3 million for the three months ended September 30, 2015, a favorable movement of $1.3 million.
The Company currently hedges foreign currency exposure by substantively balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-U.S. dollar currencies, or by entering into forward foreign currency contracts. Consequently, the Company aims to have a limited exposure to foreign exchange fluctuations.

Year to Date 2016 Summarized Consolidated Results of Operations and Financial Condition
The following table presents a comparison of the results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Underwriting revenues
Gross premiums written	$2,309,251	$61,350	$2,247,901
Reinsurance premiums ceded	(249,070)	46,483	(295,553)
Net premiums written	2,060,181	107,833	1,952,348
Change in unearned premiums	(351,415)	(102,656)	(248,759)
Net premiums earned	1,708,766	5,177	1,703,589
Other insurance related income	2,400	(2,744)	5,144
Total underwriting revenues	1,711,166	2,433	1,708,733
Underwriting deductions
Losses and loss expenses	789,971	26,886	763,085
Policy acquisition costs	328,593	20,820	307,773
General and administrative expenses	258,339	(6,807)	265,146
Share compensation expenses	32,465	4,186	28,279
Total underwriting deductions	1,409,368	45,085	1,364,283
Underwriting income (a)	$301,798	$(42,652)	$344,450
Net investment income	112,232	16,020	96,212
Finance expenses	(43,890)	14,271	(58,161)
Dividends on preferred shares	(2,252)	(2,252)	—
Tax expense	(1,418)	5,714	(7,132)
Loss from operating affiliates	(23)	2,218	(2,241)
(Income) attributable to AlphaCat investors	(16,278)	(14,840)	(1,438)
Net (income) attributable to noncontrolling interest	(95,294)	(27,958)	(67,336)
Net operating income available to Validus common shareholders (a)	$254,875	$(49,479)	$304,354

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$851,540	$(40,346)	$891,886
Current period—notable loss events	37,901	(59,149)	97,050
Current period—non-notable loss events	69,935	47,760	22,175
Change in prior accident years	(169,405)	78,621	(248,026)
Total losses and loss expenses	$789,971	$26,886	$763,085

Selected ratios:
Ratio of net to gross premiums written	89.2%	2.3	86.9%
Losses and loss expense ratio:
Current period excluding items below	49.8%	(2.6)	52.4%
Current period—notable loss events	2.2%	(3.5)	5.7%
Current period—non-notable loss events	4.1%	2.8	1.3%
Change in prior accident years	(9.9)%	4.7	(14.6)%
Losses and loss expense ratio	46.2%	1.4	44.8%
Policy acquisition cost ratio	19.2%	1.1	18.1%
General and administrative expense ratio (b)	17.1%	(0.1)	17.2%
Expense ratio	36.3%	1.0	35.3%
Combined ratio	82.5%	2.4	80.1%

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

Year to Date 2016 Summarized Consolidated Results of Operations and Financial Condition
Highlights for the year to date 2016 as compared to year to date 2015 include the following:

•
Gross premiums written for the nine months ended September 30, 2016 were $2,309.3 million compared to $2,247.9 million for the nine months ended September 30, 2015, an increase of $61.4 million, or 2.7%. The increase in gross premiums written was driven by:

◦
Gross premiums written for the nine months ended September 30, 2016 in the AlphaCat segment, on behalf of the Company's VIEs, were $270.7 million, compared to $174.5 million for the nine months ended September 30, 2015, an increase of $96.2 million or 55.1%, primarily due to an increase in the capital base of the AlphaCat ILS Funds; and

◦
Gross premiums written for the nine months ended September 30, 2016 in the Western World segment were $236.2 million compared to $207.4 million for the nine months ended September 30, 2015, an increase of $28.8 million or 13.9%, primarily driven by an increase in the property lines; partially offset by

◦
Gross premiums written for the nine months ended September 30, 2016 in the Validus Re segment were $1,072.2 million compared to $1,112.4 million for the nine months ended September 30, 2015, a decrease of $40.2 million or 3.6%. The decrease was primarily attributable to decreases in the property and marine lines as a result of current market conditions, partially offset by increased specialty business; and

◦
Gross premiums written for the nine months ended September 30, 2016 in the Talbot segment were $752.1 million compared to $789.1 million for the nine months ended September 30, 2015, a decrease of $37.1 million or 4.7%. The decrease was primarily attributable to the impact of foreign exchange and decreases in the marine lines as a result of reductions in our participation and non-renewals on various programs due to the current rate environment, and was partially offset by an increase in premium estimates.

•	Underwriting revenues for the nine months ended September 30, 2016 were $1,711.2 million compared to $1,708.7 million for the nine months ended September 30, 2015, an increase of $2.4 million or 0.1%.

•
Losses and loss expenses for the nine months ended September 30, 2016 were $790.0 million compared to $763.1 million for the nine months ended September 30, 2015, an increase of $26.9 million or 3.5%, primarily as a result of increased non-notable loss events and reduced favorable development during the nine months ended September 30, 2016.

Notable and Non-notable Loss Events

•	During the nine months ended September 30, 2016, there was one notable loss event and four non-notable loss events that impacted the Company as set out in the table below:

	Nine Months Ended September 30, 2016
	Notable Loss Event	Non-notable Loss Events				Total
(Dollars in thousands)	Canadian Wildfires	Texas Hailstorms	Kumamoto Earthquake	Jubilee Oil	SpaceX
Validus' Share of Net Losses and Loss Expenses	$37,901	$19,160	$15,318	$15,214	$20,243	$107,836
Less: Reinstatement Premiums, net	(3,632)	(1,967)	—	(7,667)	(1,240)	(14,506)
Net Loss Attributable to Validus	$34,269	$17,193	$15,318	$7,547	$19,003	$93,330

•
For the nine months ended September 30, 2016, losses and loss expenses incurred from the Canadian Wildfires notable loss event were $37.9 million, or 2.2 percentage points of the loss ratio. Net of reinstatement premiums of $3.6 million, the net loss attributable to the Company was $34.3 million.

•
For the nine months ended September 30, 2016, losses and loss expenses incurred four non-notable loss events were $69.9 million, or 4.1 percentage points of the loss ratio. Net of reinstatement premiums of $10.8 million, the net loss attributable to the Company was $59.1 million.

•
During the nine months ended September 30, 2015, there were two notable loss events, Tianjin and Pemex, and one non-notable loss event, the Chilean earthquake. The net losses and loss expenses incurred associated with these events is set out in the table below:

	Nine Months Ended September 30, 2015
	Notable Loss Events		Non-notable Loss Event	Total
(Dollars in thousands)	Tianjin	Pemex	Chilean Earthquake
Validus' Share of Net Losses and Loss Expenses	47,789	49,261	22,175	119,225
Less: Reinstatement Premiums, net	(3,896)	2,145	(2,200)	(3,951)
Net Loss Attributable to Validus	$43,893	$51,406	$19,975	$115,274

•
For the nine months ended September 30, 2015, the two notable loss events resulted in net losses and loss expenses to the Company of $97.1 million, or 5.7 percentage points of the loss ratio. Net of $1.8 million of reinstatement premiums, the effect of these events on the Company was a reduction of $95.3 million in underwriting income.

•
Losses and loss expenses from the non-notable loss event for the nine months ended September 30, 2015 were $22.2 million, or 1.3 percentage points of the loss ratio. Net of $2.2 million of reinstatement premiums, the effect of this event on the Company was a reduction of $20.0 million in underwriting income.

Loss Ratio

•
For the nine months ended September 30, 2016, the loss ratio across all lines was 46.2% which included $169.4 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 9.9 percentage points compared to a loss ratio for the nine months ended September 30, 2015 of 44.8% which included $248.0 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 14.6 percentage points.

•
For the nine months ended September 30, 2016, the favorable development in losses and loss expenses on prior accident years of $169.4 million was primarily due to favorable development on attritional and event reserves of $160.4 million and $9.0 million, respectively. For the nine months ended September 30, 2015, the favorable development in losses and loss expenses on prior accident years of $248.0 million was primarily due to favorable development on attritional reserves of $205.9 million and event specific reserves of $42.1 million, primarily related to Superstorm Sandy. The term "events" refers to aggregate notable and non-notable losses incurred.

•	Combined ratio for the nine months ended September 30, 2016 was 82.5% compared to 80.1% for the nine months ended September 30, 2015.

•	Loss ratios by line of business for the nine months ended September 30, 2016 were as follows:

	Nine Months Ended September 30,
	2016	Change	2015
Property	30.2%	8.2	22.0%
Marine	52.4%	1.0	51.4%
Specialty	57.6%	(1.4)	59.0%
Liability	65.1%	(6.5)	71.6%
All lines	46.2%	1.4	44.8%

•
Policy acquisition costs for the nine months ended September 30, 2016 were $328.6 million compared to $307.8 million for the nine months ended September 30, 2015, an increase of $20.8 million or 6.8%, primarily driven by an increase in the Western World segment due to the impact of the acquisition fair value adjustments during the nine months ended September 30, 2015.

•
Underwriting income for the nine months ended September 30, 2016 was $301.8 million compared to $344.5 million for the nine months ended September 30, 2015, a decrease of $42.7 million or 12.4% primarily as a result of the changes in underwriting revenues and deductions as described above.

•
Net operating income available to Validus common shareholders for the nine months ended September 30, 2016 was $254.9 million compared to $304.4 million for the nine months ended September 30, 2015, a decrease of $49.5 million, or 16.3%.

Year to Date 2016 Results of Operations - Validus Re Segment
The following table presents a comparison of the results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Underwriting revenues
Gross premiums written	$1,072,219	$(40,191)	$1,112,410
Reinsurance premiums ceded	(111,658)	37,343	(149,001)
Net premiums written	960,561	(2,848)	963,409
Change in unearned premiums	(241,129)	(36,019)	(205,110)
Net premiums earned	719,432	(38,867)	758,299
Other insurance related (loss) income	(107)	(3,425)	3,318
Total underwriting revenues	719,325	(42,292)	761,617

Underwriting deductions
Losses and loss expenses	313,432	(44,059)	357,491
Policy acquisition costs	127,660	(1,249)	128,909
General and administrative expenses	52,579	(5,675)	58,254
Share compensation expenses	8,371	706	7,665
Total underwriting deductions	502,042	(50,277)	552,319
Underwriting income (a)	$217,283	$7,985	$209,298

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$342,331	$(31,528)	$373,859
Current period—notable loss events	17,884	(54,298)	72,182
Current period—non-notable loss events	42,811	25,311	17,500
Change in prior accident years	(89,594)	16,456	(106,050)
Total losses and loss expenses	$313,432	$(44,059)	$357,491

Selected ratios:
Ratio of net to gross premiums written	89.6%	3.0	86.6%
Losses and loss expense ratio:
Current period excluding items below	47.6%	(1.7)	49.3%
Current period—notable loss events	2.5%	(7.0)	9.5%
Current period—non-notable loss events	6.0%	3.7	2.3%
Change in prior accident years	(12.5)%	1.5	(14.0)%
Losses and loss expense ratio	43.6%	(3.5)	47.1%
Policy acquisition cost ratio	17.7%	0.7	17.0%
General and administrative expense ratio (b)	8.5%	(0.2)	8.7%
Expense ratio	26.2%	0.5	25.7%
Combined ratio	69.8%	(3.0)	72.8%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Nine Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$462,432	43.1%	$(69,414)	(4.7)	$531,846	47.8%
Marine	109,876	10.3%	(43,475)	(3.5)	153,351	13.8%
Specialty	499,911	46.6%	72,698	8.2	427,213	38.4%
Total	$1,072,219	100.0%	$(40,191)		$1,112,410	100.0%
The decrease in gross premiums written in the property lines of $69.4 million was primarily due to a reduction in business written in the catastrophe excess of loss lines driven by reductions in participation on various programs due to current market conditions. The decrease in gross premiums written in the marine lines of $43.5 million was due to reductions in participation on various programs as a result of current market conditions and business historically written in marine lines being renewed in specialty lines. The increase in gross premiums written in the specialty lines of $72.7 million was primarily due to new casualty lines written during the period of $54.1 million and business historically written in marine lines being renewed in specialty lines.
Reinsurance Premiums Ceded

	Reinsurance Premium Ceded
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property	$86,745	$(34,468)	$121,213
Marine	12,568	(4,628)	17,196
Specialty	12,345	1,753	10,592
Total	$111,658	$(37,343)	$149,001
Reinsurance premiums ceded in the property and specialty lines decreased by $34.5 million and $1.8 million, respectively, due to a reduction in the costs associated with the Company's main proportional retrocession program during the nine months ended September 30, 2016.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Nine Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$375,687	81.2%	$(34,946)	4.0	$410,633	77.2%
Marine	97,308	88.6%	(38,847)	(0.2)	136,155	88.8%
Specialty	487,566	97.5%	70,945	—	416,621	97.5%
Total	$960,561	89.6%	$(2,848)	3.0	$963,409	86.6%
The changes in net premiums written and net retention ratios are driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

	Net Premiums Earned
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property	$301,074	$(22,542)	$323,616
Marine	87,125	(26,114)	113,239
Specialty	331,233	9,789	321,444
Total	$719,432	$(38,867)	$758,299
The decrease in property and marine lines net premiums earned of $22.5 million and $26.1 million, respectively was as a result of lower gross premiums written during the nine months ended September 30, 2016, offset by the earned impact of the reduction in reinsurance premiums ceded. Net premiums earned in the specialty lines increased by $9.8 million, primarily due to the increase in gross premiums written as noted above, the impact of reinstatement premiums and adjustments to existing business.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Nine Months Ended September 30,
	2016	Change	2015
All lines—current period excluding items below	47.6%	(1.7)	49.3%
All lines—current period—notable loss events	2.5%	(7.0)	9.5%
All lines—current period—non-notable loss events	6.0%	3.7	2.3%
All lines—change in prior accident years	(12.5)%	1.5	(14.0)%
All lines—loss ratio	43.6%	(3.5)	47.1%

	Losses and Loss Expenses - All Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
All lines—current period excluding items below	$342,331	$(31,528)	$373,859
All lines—current period—notable loss events	17,884	(54,298)	72,182
All lines—current period—non-notable loss events	42,811	25,311	17,500
All lines—change in prior accident years	(89,594)	16,456	(106,050)
All lines—losses and loss expenses	$313,432	$(44,059)	$357,491
Notable Loss Events
For the nine months ended September 30, 2016, losses and loss expenses from the Canadian Wildfires notable loss event were $17.9 million, or 2.5 percentage points of the loss ratio, and related solely to the property lines. Net of reinstatement premiums of $3.1 million, the effect of this event on underwriting income was a reduction of $14.8 million.
For the nine months ended September 30, 2015, losses and loss expenses from two notable loss events, Tianjin and Pemex, were $72.2 million, or 9.5 percentage points of the loss ratio. Losses and loss expenses from Tianjin, a third quarter 2015 notable loss event, were $35.8 million, or 4.7 percentage points of the loss ratio, with the associated impact on the property and marine lines being $23.3 million and $12.5 million, respectively. Net of $3.1 million of reinstatement premiums, the effect of this event on underwriting income was a reduction of $32.7 million. Losses and loss expenses from Pemex, a second quarter 2015 notable loss event, were $36.4 million, or 4.8 percentage points of the loss ratio, and related solely to the marine lines. Net of $8.9 million of reinstatement premiums, the effect of this event on underwriting income was a reduction of $27.4 million.

Non-notable Loss Events
For the nine months ended September 30, 2016, losses and loss expenses incurred from the 2016 non-notable loss events, Texas Hailstorms, Kumamoto Earthquake, Jubilee Oil and SpaceX, were $42.8 million, or 6.0 percentage points of the loss ratio. Net of reinstatement premiums of $10.7 million, these events resulted in an aggregate reduction of underwriting income of $32.1 million. The losses and loss expenses of the 2016 non-notable loss events by line of business were as follows:
•Texas Hailstorms and Kumamoto Earthquake - impact on property lines of $22.1 million;
•Jubilee Oil - impact on marine and specialty lines of $0.7 million and $9.7 million, respectively; and
•SpaceX - impact on marine lines of $10.3 million.
For the nine months ended September 30, 2015, losses and loss expenses from the 2015 Chilean earthquake non-notable loss event were $17.5 million, or 2.3 percentage points of the loss ratio, and related solely to Validus Re's property lines.
Losses and Loss Expenses by Line of Business
Property Lines

	Losses and Loss Expense Ratio - Property Lines
	Nine Months Ended September 30,
	2016	Change	2015
Property—current period excluding items below	23.6%	0.8	22.8%
Property—current period—notable loss events	5.9%	(1.3)	7.2%
Property—current period—non-notable loss events	7.3%	1.9	5.4%
Property—change in prior accident years	(17.3)%	0.7	(18.0)%
Property—loss ratio	19.5%	2.1	17.4%

	Losses and Loss Expenses - Property Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property—current period excluding items below	$70,705	$(3,221)	$73,926
Property—current period—notable loss events	17,884	(5,414)	23,298
Property—current period—non-notable loss events	22,085	4,701	17,384
Property—change in prior accident years	(52,036)	6,401	(58,437)
Property—losses and loss expenses	$58,638	$2,467	$56,171
Excluding the impact of notable and non-notable loss events and the change in prior accident years, the current period loss ratio for property lines increased by 0.8 percentage points, primarily due to a change in the business mix during the period. For the nine months ended September 30, 2016, the favorable development in losses and loss expenses on prior accident years of $52.0 million included favorable development on event reserves of $29.1 million, primarily related to the Tianjin notable, and the 2015 Chilean earthquake non-notable, loss events, with the remainder attributable to favorable development on attritional losses. For the nine months ended September 30, 2015, the favorable development in losses and loss expenses on prior accident years of $58.4 million was primarily due to favorable development on event reserves of $27.8 million, including Superstorm Sandy and Hurricane Ike.
The impact on Validus Re of the notable and non-notable loss events for the nine months ended September 30, 2016, as compared to nine months ended September 30, 2015, is described above.

Marine Lines

	Losses and Loss Expense Ratio - Marine Lines
	Nine Months Ended September 30,
	2016	Change	2015
Marine—current period excluding items below	51.1%	(3.7)	54.8%
Marine—current period—notable loss events	—%	(41.7)	41.7%
Marine—current period—non-notable loss events	12.6%	12.6	—%
Marine—change in prior accident years	(17.1)%	8.7	(25.8)%
Marine—loss ratio	46.6%	(24.1)	70.7%

	Losses and Loss Expenses - Marine Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Marine—current period excluding items below	$44,509	$(17,531)	$62,040
Marine—current period—notable loss events	—	(47,219)	47,219
Marine—current period—non-notable loss events	11,019	11,019	—
Marine—change in prior accident years	(14,967)	14,258	(29,225)
Marine—losses and loss expenses	$40,561	$(39,473)	$80,034
Excluding the impact of notable and non-notable loss events and the change in prior accident years, the current period loss ratio for marine lines decreased by 3.7 percentage points, representing a lower level of attritional losses in the period. For the nine months ended September 30, 2016, the favorable development in losses and loss expenses on prior accident years of $15.0 million was primarily due to favorable development of attritional losses of $26.6 million, partially offset by adverse development on event reserves of $11.6 million. The adverse development was driven by reserves established following the receipt of a loss advice on an individual marine policy that incepted during the second half of 2015. For the nine months ended September 30, 2015, the favorable development in losses and loss expenses on prior accident years of $29.2 million was primarily due to favorable development on attritional losses.
The impact on Validus Re of the notable and non-notable loss events for the nine months ended September 30, 2016, as compared to nine months ended September 30, 2015, is described above.
Specialty Lines

	Losses and Loss Expense Ratio - Specialty Lines
	Nine Months Ended September 30,
	2016	Change	2015
Specialty—current period excluding items below	68.6%	(5.5)	74.1%
Specialty—current period—notable loss events	—%	(0.5)	0.5%
Specialty—current period—non-notable loss events	2.9%	2.9	—%
Specialty—change in prior accident years	(6.8)%	(1.1)	(5.7)%
Specialty—loss ratio	64.7%	(4.2)	68.9%

	Losses and Loss Expenses - Specialty Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Specialty—current period excluding items below	$227,117	$(10,776)	$237,893
Specialty—current period—notable loss events	—	(1,665)	1,665
Specialty—current period—non-notable loss events	9,707	9,591	116
Specialty—change in prior accident years	(22,591)	(4,203)	(18,388)
Specialty—losses and loss expenses	$214,233	$(7,053)	$221,286

Excluding the impact of notable and non-notable loss events and the change in prior accident years, the current period loss ratio for specialty lines decreased by 5.5 percentage points, representing a lower level of attritional losses in the period. For the nine months ended September 30, 2016, the favorable development in losses and loss expenses on prior accident years of $22.6 million was primarily due to favorable development on attritional and agriculture losses. For the nine months ended September 30, 2015, the favorable development in losses and loss expenses on prior accident years of $18.4 million was primarily due to favorable development on attritional losses.
The impact on Validus Re of the notable and non-notable loss events for the nine months ended September 30, 2016, as compared to nine months ended September 30, 2015, is described above.
Policy Acquisition Costs

	Policy Acquisition Costs
	Nine Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$55,351	18.4%	$(2,703)	0.5	$58,054	17.9%
Marine	13,937	16.0%	(9,321)	(4.5)	23,258	20.5%
Specialty	58,372	17.6%	10,775	2.8	47,597	14.8%
Total	$127,660	17.7%	$(1,249)	0.7	$128,909	17.0%
The acquisition cost ratio for the marine lines decreased by 4.5 percentage points primarily due to a reduction in proportional business, along with adjustments to existing business. The acquisition costs ratio for the specialty lines increased by 2.8 percentage points primarily due a change in the business mix during the period, along with new casualty business which carries higher acquisition costs.
Underwriting Income Before General and Administrative and Share Compensation Expenses

	Underwriting Income Before General and Administrative and Share Compensation Expenses
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property	$187,085	$(22,306)	$209,391
Marine	32,627	22,680	9,947
Specialty	58,628	6,067	52,561
Other insurance related (loss) income	(107)	(3,425)	3,318
Total	$278,233	$3,016	$275,217
The changes in underwriting income before general and administrative and share compensation expenses are driven by factors highlighted above in respect of gross premiums written, reinsurance premiums ceded, losses and loss expenses and policy acquisition costs.
General and Administrative and Share Compensation Expenses

	General and Administrative and Share Compensation Expenses
	Nine Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$52,579	7.3%	$(5,675)	(0.4)	$58,254	7.7%
Share compensation expenses	8,371	1.2%	706	0.2	7,665	1.0%
Total	$60,950	8.5%	$(4,969)	(0.2)	$65,919	8.7%
General and administrative expenses decreased by $5.7 million, or 9.7%, primarily due to reductions in office related expenses and staff costs. Share compensation expenses were comparable for the nine months ended September 30, 2016 and 2015.

Selected Underwriting Ratios
The following table presents a comparison of the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2016 and 2015.

	Select Underwriting Ratios
	Nine Months Ended September 30,
	2016	Change	2015
Losses and loss expense ratio	43.6%	(3.5)	47.1%
Policy acquisition cost ratio	17.7%	0.7	17.0%
General and administrative expense ratio (a)	8.5%	(0.2)	8.7%
Expense ratio	26.2%	0.5	25.7%
Combined ratio	69.8%	(3.0)	72.8%

(a)	The general and administrative expense ratio includes share compensation expenses.
The decrease in the combined ratio for the nine months ended September 30, 2016 of 3.0 percentage points compared to the nine months ended September 30, 2015 was due to the movement in the underlying ratios as discussed above.

Year to Date 2016 Results of Operations - Talbot Segment
The following table presents a comparison of the results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Underwriting revenues
Gross premiums written	$752,058	$(37,090)	$789,148
Reinsurance premiums ceded	(137,496)	26,648	(164,144)
Net premiums written	614,562	(10,442)	625,004
Change in unearned premiums	(7,166)	(16,333)	9,167
Net premiums earned	607,396	(26,775)	634,171
Other insurance related income	389	(175)	564
Total underwriting revenues	607,785	(26,950)	634,735
Underwriting deductions
Losses and loss expenses	319,271	50,759	268,512
Policy acquisition costs	134,444	(6,894)	141,338
General and administrative expenses	109,929	(5,412)	115,341
Share compensation expenses	9,955	760	9,195
Total underwriting deductions	573,599	39,213	534,386
Underwriting income (a)	$34,186	$(66,163)	$100,349

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$356,927	$(5,287)	$362,214
Current period—notable loss events	11,703	(13,165)	24,868
Current period—non-notable loss events	20,380	15,705	4,675
Change in prior accident years	(69,739)	53,506	(123,245)
Total losses and loss expenses	$319,271	$50,759	$268,512

Selected ratios:
Ratio of net to gross premiums written	81.7%	2.5	79.2%
Losses and loss expense ratio:
Current period excluding items below	58.8%	1.6	57.2%
Current period—notable loss events	1.9%	(2.0)	3.9%
Current period—non-notable loss events	3.4%	2.7	0.7%
Change in prior accident years	(11.5)%	7.9	(19.4)%
Losses and loss expense ratio	52.6%	10.2	42.4%
Policy acquisition cost ratio	22.1%	(0.2)	22.3%
General and administrative expense ratio (b)	19.7%	0.1	19.6%
Expense ratio	41.8%	(0.1)	41.9%
Combined ratio	94.4%	10.1	84.3%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Nine Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$245,714	32.6%	$(7,482)	0.5	$253,196	32.1%
Marine	222,305	29.6%	(44,586)	(4.2)	266,891	33.8%
Specialty	284,039	37.8%	14,978	3.7	269,061	34.1%
Total	$752,058	100.0%	$(37,090)		$789,148	100.0%
Talbot gross premiums written for the nine months ended September 30, 2016 translated at 2015 exchange rates would have been $765.9 million, a decrease of $23.2 million on the prior year period.
The decrease in gross premiums written in the property lines of $7.5 million includes an increase in premium estimates of $2.1 million, which had no impact on earned premium. After the impact of these changes in estimates, the decrease was primarily driven by decreases in the downstream energy classes as a result of non-renewals on various programs due to the current rate environment. The decrease in gross premiums written in the marine lines of $44.6 million includes an increase in premium estimates of $6.8 million, which had no impact on earned premium. After the impact of these changes in estimates, the decrease was primarily driven by decreases in the upstream energy class as a result of reductions in our participation and non-renewals on various programs due to the current rate environment. The increase in gross premiums written in the specialty lines of $15.0 million includes an increase in premium estimates of $14.5 million, which had no impact on earned premium. After the impact of these changes in estimates, the increase was primarily driven by increases in the contingency and accident and health classes as a result of increased renewals and upwards premium adjustments, respectively.
Reinsurance Premiums Ceded

	Reinsurance Premium Ceded
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property	$66,286	$(15,434)	$81,720
Marine	26,453	(5,713)	32,166
Specialty	44,757	(5,501)	50,258
Total	$137,496	$(26,648)	$164,144
The decrease in reinsurance premiums ceded in the property lines of $15.4 million was due primarily to a decrease in proportional premium adjustments on prior period policies during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in reinsurance premiums ceded in the marine lines of $5.7 million was primarily due to a higher reinsurance premiums for the nine months ended September 30, 2015, which was primarily attributable to $10.1 million of reinstatement premiums from Pemex, a 2015 notable loss event and was partially offset by reinstatement premiums on other events and favorable adjustments on prior period contracts. The decrease in reinsurance premiums ceded in the specialty lines of $5.5 million was primarily due to a decrease in reinstatement premiums.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Nine Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$179,428	73.0%	$7,952	5.3	$171,476	67.7%
Marine	195,852	88.1%	(38,873)	0.2	234,725	87.9%
Specialty	239,282	84.2%	20,479	2.9	218,803	81.3%
Total	$614,562	81.7%	$(10,442)	2.5	$625,004	79.2%
The changes in net premiums written and net retention ratios are driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

	Net Premiums Earned
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property	$173,124	$6,624	$166,500
Marine	208,029	(38,010)	246,039
Specialty	226,243	4,611	221,632
Total	$607,396	$(26,775)	$634,171
Excluding the impact of the changes in estimates noted above on gross premiums written, which had no impact on earned premium, the changes in the net premiums earned in the property and specialty lines was consistent with the pattern of net premiums written for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Net premiums earned in the marine lines decreased by $38.0 million, primarily as a result of an overall reduction in net premiums written during both the nine months ended September 30, 2016 and 2015.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Nine Months Ended September 30,
	2016	Change	2015
All lines—current period excluding items below	58.8%	1.6	57.2%
All lines—current period—notable loss events	1.9%	(2.0)	3.9%
All lines—current period—non-notable loss events	3.4%	2.7	0.7%
All lines—change in prior accident years	(11.5)%	7.9	(19.4)%
All lines—loss ratio	52.6%	10.2	42.4%

	Losses and Loss Expenses - All Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
All lines—current period excluding items below	$356,927	$(5,287)	$362,214
All lines—current period—notable loss events	11,703	(13,165)	24,868
All lines—current period—non-notable loss events	20,380	15,705	4,675
All lines—change in prior accident years	(69,739)	53,506	(123,245)
All lines—losses and loss expenses	$319,271	$50,759	$268,512
Notable Loss Events
Losses and loss expenses from the Canadian Wildfires notable loss event were $11.7 million, which represented 1.9 percentage points of the loss ratio and related solely to Talbot's property lines. Net of reinstatement premiums of $0.5 million, the effect of this event on underwriting income was a reduction of $11.2 million.
For the nine months ended September 30, 2015, losses and loss expenses from two notable loss events, Tianjin and Pemex, were $24.9 million, which represented 3.9 percentage points of the loss ratio. Losses and loss expenses from Tianjin, a third quarter 2015 notable loss event, were $12.0 million, or 1.9 percentage points of the loss ratio. The impact of the Tianjin loss event on the property and marine lines was $3.2 million and $8.8 million, respectively. Net of $0.8 million of reinstatement premiums, the effect of this event on underwriting income was a reduction of $11.2 million. Losses and loss expenses from Pemex, a second quarter 2015 notable loss event, were $12.9 million, or 2.0 percentage points of the loss ratio. The impact of the Pemex loss event on the property and marine lines was $0.4 million and $12.5 million, respectively. Including reinstatement premiums payable, the effect of this event on underwriting income was a reduction of $24.0 million.

Non-notable Loss Events
For the nine months ended September 30, 2016, losses and loss expenses from the 2016 non-notable loss events, Texas Hailstorms, Kumamoto Earthquake, Jubilee Oil and SpaceX, were $20.4 million, which represented 3.4 percentage points of the loss ratio. These loss events, net of reinstatement premiums of $0.2 million, resulted in an aggregate reduction of underwriting income of $20.2 million. The Texas Hailstorms and Kumamoto Earthquake non-notable loss events impacted Talbot's property lines by $5.6 million, while the Jubilee Oil and SpaceX non-notable loss events impacted Talbot's marine lines by $14.7 million.
For the nine months ended September 30, 2015, losses and loss expenses from the Chilean earthquake non-notable loss event were $4.7 million, or 0.7 percentage points of the loss ratio and impacted Talbot's property and marine lines.
Losses and Loss Expenses by Line of Business
Property Lines

	Losses and Loss Expense Ratio - Property Lines
	Nine Months Ended September 30,
	2016	Change	2015
Property—current period excluding items below	63.6%	1.0	62.6%
Property—current period—notable loss events	6.8%	4.6	2.2%
Property—current period—non-notable loss events	3.3%	0.8	2.5%
Property—change in prior accident years	(17.9)%	10.4	(28.3)%
Property—loss ratio	55.8%	16.8	39.0%

	Losses and Loss Expenses - Property Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property—current period excluding items below	$110,258	$5,988	$104,270
Property—current period—notable loss events	11,703	8,111	3,592
Property—current period—non-notable loss events	5,649	1,474	4,175
Property—change in prior accident years	(30,969)	16,172	(47,141)
Property—losses and loss expenses	$96,641	$31,745	$64,896
Excluding the impact of notable and non-notable loss events and the change in prior accident years, the current period loss ratio for property lines increased by 1.0 percentage point, representing a higher level of attritional losses incurred during the period. For the nine months ended September 30, 2016, the favorable development in losses and loss expenses on prior accident years of $31.0 million included favorable development on event reserves of $9.2 million and attritional losses of $21.8 million; whereas the favorable development for the nine months ended September 30, 2015 of $47.1 million included favorable development on attritional losses of $38.9 million and event reserves of $8.2 million, including the Thailand floods, which was a 2011 notable loss event.
The impact on Talbot of the notable and non-notable loss events for the nine months ended September 30, 2016, as compared to nine months ended September 30, 2015, is described above.
Marine Lines

	Losses and Loss Expense Ratio - Marine Lines
	Nine Months Ended September 30,
	2016	Change	2015
Marine—current period excluding items below	52.8%	(1.7)	54.5%
Marine—current period—notable loss events	—%	(8.6)	8.6%
Marine—current period—non-notable loss events	7.1%	6.9	0.2%
Marine—change in prior accident years	(5.0)%	15.8	(20.8)%
Marine—loss ratio	54.9%	12.4	42.5%

	Losses and Loss Expenses - Marine Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Marine—current period excluding items below	$109,885	$(24,097)	$133,982
Marine—current period—notable loss events	—	(21,276)	21,276
Marine—current period—non-notable loss events	14,731	14,231	500
Marine—change in prior accident years	(10,511)	40,667	(51,178)
Marine—losses and loss expenses	$114,105	$9,525	$104,580
Excluding the impact of notable and non-notable loss events and the change in prior accident years, the current period loss ratio for marine lines decreased by 1.7 percentage points, primarily due to the decrease in net premiums earned during the nine months ended September 30, 2016 as noted above. For the nine months ended September 30, 2016, the favorable development in losses and loss expenses on prior accident years of $10.5 million was comprised of favorable development of attritional losses of $29.1 million, partially offset by adverse development of $18.6 million on prior year events. The adverse development was driven by reserves established following the receipt of a loss advice on an individual marine policy that incepted during the second half of 2015. For the nine months ended September 30, 2015, the favorable development in losses and loss expenses for prior accident years of $51.2 million was primarily due to favorable development of attritional losses.
The impact on Talbot of the notable and non-notable loss events for the nine months ended September 30, 2016, as compared to nine months ended September 30, 2015, is described above.
Specialty Lines

	Losses and Loss Expense Ratio - Specialty Lines
	Nine Months Ended September 30,
	2016	Change	2015
Specialty—current period excluding items below	60.5%	4.6	55.9%
Specialty—current period—notable loss events	—%	—	—%
Specialty—current period—non-notable loss events	—%	—	—%
Specialty—change in prior accident years	(12.5)%	(1.3)	(11.2)%
Specialty—loss ratio	48.0%	3.3	44.7%

	Losses and Loss Expenses - Specialty Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Specialty—current period excluding items above	$136,784	$12,822	$123,962
Specialty—current period—notable loss events	—	—	—
Specialty—current period—non-notable loss events	—	—	—
Specialty—change in prior accident years	(28,259)	(3,333)	(24,926)
Specialty—losses and loss expenses	$108,525	$9,489	$99,036
Excluding the impact of notable and non-notable loss events and the change in prior accident years, the current period loss ratio for specialty lines increased by 4.6 percentage points, representing a higher level of attritional losses in the current period. For the nine months ended September 30, 2016 and 2015, the favorable development in losses and loss expenses on prior accident years of $28.3 million and $24.9 million, respectively, was primarily due to favorable development of attritional losses.

Policy Acquisition Costs

	Policy Acquisition Costs
	Nine Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$27,950	16.1%	$3,656	1.5	$24,294	14.6%
Marine	53,777	25.9%	(10,424)	(0.2)	64,201	26.1%
Specialty	52,717	23.3%	(126)	(0.5)	52,843	23.8%
Total	$134,444	22.1%	$(6,894)	(0.2)	$141,338	22.3%
Policy acquisition costs across all classes were consistent with the earning pattern of net premiums written during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Underwriting Income Before General and Administrative and Share Compensation Expenses

	Underwriting Income Before General and Administrative and Share Compensation Expenses
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property	$48,533	$(28,777)	$77,310
Marine	40,147	(37,111)	77,258
Specialty	65,001	(4,752)	69,753
Other insurance related income	389	(175)	564
Total	$154,070	$(70,815)	$224,885
The changes in underwriting income before general and administrative and share compensation expenses are driven by factors highlighted above in respect of gross premiums written, reinsurance premiums ceded, losses and loss expenses and policy acquisition costs.
General and Administrative and Share Compensation Expenses

	General and Administrative and Share Compensation Expenses
	Nine Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$109,929	18.1%	$(5,412)	(0.1)	$115,341	18.2%
Share compensation expenses	9,955	1.6%	760	0.2	9,195	1.4%
Total	$119,884	19.7%	$(4,652)	0.1	$124,536	19.6%
General and administrative expenses for the nine months ended September 30, 2016 translated at 2015 exchange rates would have been $118.9 million, an increase of $3.6 million. This increase was primarily due to a greater retention of costs within the segment and an increase in Lloyd's related costs and was partially offset by reduced accruals relating to performance bonuses. Share compensation expenses were comparable for the nine months ended September 30, 2016 and 2015.

Selected Underwriting Ratios
The following table presents a comparison of the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2016 and 2015.

	Select Underwriting Ratios
	Nine Months Ended September 30,
	2016	Change	2015
Losses and loss expense ratio	52.6%	10.2	42.4%
Policy acquisition cost ratio	22.1%	(0.2)	22.3%
General and administrative expense ratio (a)	19.7%	0.1	19.6%
Expense ratio	41.8%	(0.1)	41.9%
Combined ratio	94.4%	10.1	84.3%

(a)	The general and administrative expense ratio includes share compensation expenses.
The increase in the combined ratio for the nine months ended September 30, 2016 of 10.1 percentage points compared to the nine months ended September 30, 2015 was due to the movement in the underlying ratios as discussed above.

Year to Date 2016 Results of Operations - Western World Segment
The following table presents a comparison of the results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Underwriting revenues
Gross premiums written	$236,190	$28,818	$207,372
Reinsurance premiums ceded	(15,347)	(1,957)	(13,390)
Net premiums written	220,843	26,861	193,982
Change in unearned premiums	(22,890)	(25,838)	2,948
Net premiums earned	197,953	1,023	196,930
Other insurance related income	696	(91)	787
Total underwriting revenues	198,649	932	197,717
Underwriting deductions
Losses and loss expenses	129,623	(8,475)	138,098
Policy acquisition costs	46,704	19,594	27,110
General and administrative expenses	33,704	4,567	29,137
Share compensation expenses	1,825	300	1,525
Total underwriting deductions	211,856	15,986	195,870
Underwriting (loss) income (a)	$(13,207)	$(15,054)	$1,847

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$137,444	$(16,293)	$153,737
Current period—notable loss events	—	—	—
Current period—non-notable loss events	643	643	—
Change in prior accident years	(8,464)	7,175	(15,639)
Total losses and loss expense	$129,623	$(8,475)	$138,098

Selected ratios:
Ratio of net to gross premiums written	93.5%	—	93.5%
Losses and loss expense ratio:
Current period excluding items below	69.5%	(8.6)	78.1%
Current period—notable loss events	—%	—	—%
Current period—non-notable loss events	0.3%	0.3	—%
Change in prior accident years	(4.3)%	3.7	(8.0)%
Losses and loss expense ratio	65.5%	(4.6)	70.1%
Policy acquisition cost ratio	23.6%	9.8	13.8%
General and administrative expense ratio (b)	17.9%	2.3	15.6%
Expense ratio	41.5%	12.1	29.4%
Combined ratio	107.0%	7.5	99.5%

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

Gross Premiums Written

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Nine Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$65,401	27.7%	$26,267	8.8	$39,134	18.9%
Liability	170,789	72.3%	2,551	(8.8)	168,238	81.1%
Total	$236,190	100.0%	$28,818		$207,372	100.0%
The property lines consist largely of commercial package property, program and brokerage business. The increase in gross premiums written in the property lines of $26.3 million was primarily due to increases in the brokerage property, contract commercial package and monoline property and program flood classes of $9.4 million, $8.3 million and $5.3 million, respectively, as a result of the continued build out of the underwriting platform in short tail lines. Gross premiums written in the liability lines consist largely of commercial package liability, program and other liability business. The increase in gross premiums written in the liability lines of $2.6 million was driven by increases in the contract liability and brokerage professional lines of $11.7 million and $4.3 million, respectively, and was partially offset by decreases arising from the discontinuation of underperforming programs and brokerage general liability lines.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property	$6,395	$3,215	$3,180
Liability	8,952	(1,258)	10,210
Total	$15,347	$1,957	$13,390
Reinsurance premiums ceded in the property lines were driven by the factors highlighted above in respect of gross premiums written for the nine months ended September 30, 2016 and 2015. The decrease in reinsurance premiums ceded in the liability lines was primarily due to the discontinuation of underperforming programs and brokerage general liability lines which were ceded at a higher rate.
Net Premiums Written

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Nine Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$59,006	90.2%	$23,052	(1.7)	$35,954	91.9%
Liability	161,837	94.8%	3,809	0.9	158,028	93.9%
Total	$220,843	93.5%	$26,861	—	$193,982	93.5%
Net premiums written and the net retention ratio were driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

	Net Premiums Earned
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property	$43,070	$10,565	$32,505
Liability	154,883	(9,542)	164,425
Total	$197,953	$1,023	$196,930
Net premiums earned in the property lines during the nine months ended September 30, 2016 were driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. Net premiums earned in the liability lines during the nine months ended September 30, 2016 have decreased primarily as a result of the discontinuation of liability lines as discussed above. Net premiums earned exceeded net premiums written for the nine months ended September 30, 2015 as Western World discontinued writing business in several underperforming classes during the three months ended December 31, 2014, including binding authority commercial auto business, a large bar and tavern program and certain brokerage general liability habitational accounts.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Nine Months Ended September 30,
	2016	Change	2015
All lines—current period excluding items below	69.5%	(8.6)	78.1%
All lines—current period—notable loss events	—%	—	—%
All lines—current period—non-notable loss events	0.3%	0.3	—%
All lines—change in prior accident years (a)	(4.3)%	3.7	(8.0)%
All lines—loss ratio (a)	65.5%	(4.6)	70.1%

	Losses and Loss Expenses - All Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
All lines—current period excluding items below	$137,444	$(16,293)	$153,737
All lines—current period—notable loss events	—	—	—
All lines—current period—non-notable loss events	643	643	—
All lines—change in prior accident years (a)	(8,464)	7,175	(15,639)
All lines—losses and loss expenses (a)	$129,623	$(8,475)	$138,098

(a)
Upon closing the acquisition, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $8,639 during the nine months ended September 30, 2015, benefiting the loss ratio by 4.4 percentage points. The remaining fair value adjustment of $2,340 was fully amortized during the year ended December 31, 2015.

Notable Loss Events
There were no notable loss events for the nine months ended September 30, 2016 or 2015.
Non-notable Loss Events
For the nine months ended September 30, 2016, losses and loss expenses from the Texas Hailstorm non-notable loss event were $0.6 million, or 0.3 percentage points of the loss ratio which solely impacted Western World's property lines. For the nine months ended September 30, 2015, there were no non-notable loss events.

Losses and Loss Expenses by Line of Business
Property Lines

	Losses and Loss Expense Ratio - Property Lines
	Nine Months Ended September 30,
	2016	Change	2015
Property—current period excluding items below	71.4%	(5.4)	76.8%
Property—current period—notable loss events	—%	—	—%
Property—current period—non-notable loss events	1.5%	1.5	—%
Property—change in prior accident years (a)	(6.0)%	8.3	(14.3)%
Property—loss ratio (a)	66.9%	4.4	62.5%

	Losses and Loss Expenses - Property Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property—current period excluding items below	$30,768	$5,803	$24,965
Property—current period—notable loss events	—	—	—
Property—current period—non-notable loss events	643	643	—
Property—change in prior accident years (a)	(2,576)	2,072	(4,648)
Property—losses and loss expenses (a)	$28,835	$8,518	$20,317

(a)
Upon closing the acquisition, an adjustment of $409 was made to decrease net reserves to reflect fair value. This adjustment was amortized to income through an increase in losses and loss expenses of $227 during the nine months ended September 30, 2015, increasing the loss ratio by 0.7 percentage points. The remaining fair value adjustment of $61 was fully amortized during the year ended December 31, 2015.

Excluding the impact of non-notable loss events and the change in prior accident years, the current period loss ratio for property lines decreased by 5.4 percentage points, primarily as a result of the increase in net premiums earned during the period. Included as part of current period losses and loss expenses for the nine months ended September 30, 2016 are $11.5 million, or 26.7 percentage points of the property lines loss ratio, of losses from other U.S.-based weather events including floods. For the nine months ended September 30, 2016 and 2015, the favorable development on prior accident years of $2.6 million and $4.6 million, respectively, primarily related to favorable development on attritional losses.
The impact on Western World of the non-notable loss event for the nine months ended September 30, 2016 is described above.
Liability Lines

	Losses and Loss Expense Ratio - Liability Lines
	Nine Months Ended September 30,
	2016	Change	2015
Liability—current period excluding items below	68.9%	(9.4)	78.3%
Liability—current period—notable loss events	—%	—	—%
Liability—current period—non-notable loss events	—%	—	—%
Liability—change in prior accident years (a)	(3.8)%	2.9	(6.7)%
Liability—loss ratio (a)	65.1%	(6.5)	71.6%

	Losses and Loss Expenses - Liability Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Liability—current period excluding items above	$106,676	$(22,096)	$128,772
Liability—current period—notable loss events	—	—	—
Liability—current period—non-notable loss events	—	—	—
Liability—change in prior accident years (a)	(5,888)	5,103	(10,991)
Liability—losses and loss expenses (a)	$100,788	$(16,993)	$117,781

(a)
Upon closing the acquisition, an adjustment of $15,995 was made to increase net reserves to reflect fair value. This adjustment was amortized to income through a reduction in losses and loss expenses of $8,866 during the nine months ended September 30, 2015, benefiting the loss ratio by 5.4 percentage points. The remaining fair value adjustment of $2,401 was fully amortized during the year ended December 31, 2015.

Excluding the change in prior accident years, the current period loss ratio for liability lines decreased by 9.4 percentage points as Western World discontinued writing business in several underperforming classes during the fourth quarter of 2014. For the nine months ended September 30, 2016, the favorable development in losses and loss expenses on prior accident years of $5.9 million was due to favorable development on attritional losses; whereas the favorable development of $11.0 million during the nine months ended September 30, 2015 was primarily due to the amortization of the fair value adjustment, as noted in footnote (a) above and favorable development on attritional losses.
Policy Acquisition Costs

	Policy Acquisition Costs
	Nine Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned	Policy Acquisition Costs	% of Net Premiums Earned
Property	$10,665	24.8%	$6,603	12.3	$4,062	12.5%
Liability	36,039	23.3%	12,991	9.3	23,048	14.0%
Total (a)	$46,704	23.6%	$19,594	9.8	$27,110	13.8%

(a)
Upon closing the acquisition, an adjustment of $34,736 was made to reduce deferred acquisition costs to reflect fair value. These deferred acquisition costs would otherwise have been expensed in the amount of $19,917 during the nine months ended September 30, 2015, benefiting the policy acquisition cost ratio by 10.1 percentage points.

The acquisition cost ratio for the property and liability lines increased by 12.3 and 9.3 percentage points, respectively, primarily due to the impact of the acquisition fair value adjustments during the nine months ended September 30, 2015 as noted in footnote (a) above.
Underwriting Income Before General and Administrative and Share Compensation Expenses

	Underwriting Income Before General and Administrative and Share Compensation Expenses
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Property	$3,570	$(4,556)	$8,126
Liability	18,056	(5,540)	23,596
Other insurance related income	696	(91)	787
Total	$22,322	$(10,187)	$32,509
The changes in underwriting income before general and administrative and share compensation expenses are driven by factors highlighted above in respect of gross premiums written, reinsurance premiums ceded, losses and loss expenses and policy acquisition costs.
General and Administrative and Share Compensation Expenses

	General and Administrative and Share Compensation Expenses
	Nine Months Ended September 30,
	2016		Change		2015
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$33,704	17.0%	$4,567	2.2	$29,137	14.8%
Share compensation expenses	1,825	0.9%	300	0.1	1,525	0.8%
Total	$35,529	17.9%	$4,867	2.3	$30,662	15.6%

The increase in general and administrative expenses of $4.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to increases in staff related costs associated with the opening of new offices in Arizona, Atlanta and New York. Share compensation expenses were comparable for the nine months ended September 30, 2016 and 2015.
Selected Underwriting Ratios
The following table presents a comparison of the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2016 and 2015.

	Select Underwriting Ratios
	Nine Months Ended September 30,
	2016	Change	2015
Losses and loss expense ratio	65.5%	(4.6)	70.1%
Policy acquisition cost ratio	23.6%	9.8	13.8%
General and administrative expense ratio (a)	17.9%	2.3	15.6%
Expense ratio	41.5%	12.1	29.4%
Combined ratio	107.0%	7.5	99.5%

(a)	The general and administrative expense ratio includes share compensation expenses.
The increase in the combined ratio for the nine months ended September 30, 2016 of 7.5% percentage points compared to the nine months ended September 30, 2015 was due to the movement in the underlying ratios as discussed above.

Year to Date 2016 Results of Operations - AlphaCat Segment
The following table presents a comparison of Validus' share of the AlphaCat segment income on an asset manager basis for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Revenues
Third party	$14,843	$221	$14,622
Related party	2,592	(1,466)	4,058
Total revenues	17,435	(1,245)	18,680

Expenses
General and administrative expenses	7,557	(1,326)	8,883
Share compensation expenses	167	(273)	440
Finance expenses	914	(8,345)	9,259
Foreign exchange gains	17	26	(9)
Total expenses	8,655	(9,918)	18,573
Income before investments from AlphaCat Funds and Sidecars	$8,780	$8,673	$107

Investment income (loss) from AlphaCat Funds and Sidecars (b)
AlphaCat Sidecars	593	(3,293)	3,886
AlphaCat ILS Funds - Lower Risk (c)	6,903	1,449	5,454
AlphaCat ILS Funds - Higher Risk (c)	5,607	(1,001)	6,608
BetaCat ILS Funds	2,979	1,738	1,241
PaCRe	(23)	2,218	(2,241)
Total investment income from AlphaCat Funds and Sidecars	16,059	1,111	14,948
Validus' share of AlphaCat income	$24,839	$9,784	$15,055

Supplemental information:
Gross premiums written
AlphaCat Sidecars	$(178)	$(45,604)	$45,426
AlphaCat ILS Funds - Lower Risk (c)	112,241	22,153	90,088
AlphaCat ILS Funds - Higher Risk (c)	140,127	105,935	34,192
AlphaCat Direct (d)	18,476	13,691	4,785
Total	$270,666	$96,175	$174,491

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

Revenues
Revenues earned for the nine months ended September 30, 2016 were $17.4 million, of which $14.8 million were earned from third parties, compared to $18.7 million for the nine months ended September 30, 2015, of which $14.6 million were earned from third parties. The overall decrease in revenues of $1.2 million was primarily due to lower performance fees due to losses arising from notable and non-notable loss events during the nine months ended September 30, 2016.
Expenses
Total expenses for the nine months ended September 30, 2016 were $8.7 million, compared to $18.6 million for the nine months ended September 30, 2015, a decrease of $9.9 million. The decrease was primarily attributable to reduced placement fees incurred in relation to raising new capital during the nine months ended September 30, 2016.
Investment income from AlphaCat Funds and Sidecars
Investment income available to Validus from the AlphaCat Funds and Sidecars was $16.1 million for the nine months ended September 30, 2016 as compared to $17.2 million for the nine months ended September 30, 2015 (exclusive of PaCRe), a decrease of $1.1 million. The decrease was primarily due to Validus' share of the net losses and loss expenses of $2.3 million from notable and non-notable loss events during the nine months ended September 30, 2016.
Assets Under Management

	Assets Under Management (a)
(Dollars in thousands)	October 1, 2016	Change	January 1, 2016
Assets Under Management - Related Party
AlphaCat Sidecars	$7,922	$(27,494)	$35,416
AlphaCat ILS Funds - Lower Risk (b)	181,744	17,730	164,014
AlphaCat ILS Funds - Higher Risk (b)	81,636	16,172	65,464
AlphaCat Direct (c)	—	—	—
BetaCat ILS Funds	51,160	(10,589)	61,749
Total Assets Under Management - Related Party	$322,462	$(4,181)	$326,643

Assets Under Management - Third Party
AlphaCat Sidecars	$29,603	$(124,783)	$154,386
AlphaCat ILS Funds - Lower Risk (b)	1,276,874	174,412	1,102,462
AlphaCat ILS Funds - Higher Risk (b)	612,456	177,605	434,851
AlphaCat Direct (c)	373,659	5,839	367,820
BetaCat ILS Funds	—	—	—
Total Assets Under Management - Third Party	2,292,592	233,073	2,059,519
Total Assets Under Management	$2,615,054	$228,892	$2,386,162

(a)	The Company’s assets under management are based on NAV and are represented by investments made by related parties and third parties in the feeder funds and on a direct basis.

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
AlphaCat's assets under management were $2.6 billion as at October 1, 2016, compared to $2.4 billion as at January 1, 2016. Third party assets under management were $2.3 billion as at October 1, 2016, compared to $2.1 billion as at January 1, 2016. During the nine months ended October 1, 2016, a total of $255.5 million of capital was raised, of which $235.9 million was raised from third parties. During the nine months ended October 1, 2016, $185.9 million was returned to investors, of which $143.9 million was returned to third party investors.

Year to Date 2016 Consolidated Results - Corporate and Investment Function
The following table presents a comparison of the corporate and investment function's income and expense items on a consolidated basis for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Investment income
Net investment income (a)	$105,843	$14,562	$91,281

Operating expenses
General and administrative expenses	52,276	774	51,502
Share compensation expenses	12,147	2,693	9,454
Finance expenses (a)	42,637	(2,986)	45,623
Dividends on preferred shares	2,252	2,252	—
Tax expenses	1,418	(5,714)	7,132
Total operating expenses	110,730	(2,981)	113,711

Other items
Net realized gains on investments (a)	5,514	463	5,051
Change in net unrealized gains on investments (a)	81,782	79,274	2,508
(Loss) income from investment affiliate	(4,249)	(9,791)	5,542
Foreign exchange gains (losses) (a)	11,628	20,652	(9,024)
Other loss	(773)	1,805	(2,578)
Total other items	93,902	92,403	1,499
Total corporate and investment function	$89,015	$109,946	$(20,931)

(a)	These items exclude the components which are included in the Company's share of AlphaCat and amounts which are consolidated from VIEs.
Managed Net Investment Income

	Managed Net Investment Income
	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Managed net investment income
Fixed maturities and short-term investments	$89,210	$5,483	$83,727
Other investments	20,666	8,378	12,288
Cash and cash equivalents	2,136	957	1,179
Securities lending income	39	26	13
Total gross investment income	112,051	14,844	97,207
Investment expenses	(6,208)	(282)	(5,926)
Total managed net investment income	$105,843	$14,562	$91,281
The increase in managed net investment income for the nine months ended September 30, 2016 of $14.6 million, or 16.0%, was primarily due to increased yield on a certain investment fund within other investments. Managed net investment income from other investments includes distributed and undistributed net income from certain investment funds.
The Company's managed yield-bearing portfolio had an annualized effective yield of 2.24% for the nine months ended September 30, 2016 compared to 1.92% for the nine months ended September 30, 2015, an increase of 32 basis points. Investment yield is calculated by dividing total managed net investment income by the average balance of the yield bearing assets managed by the Company's portfolio managers. Average assets for the period ended is the average of the beginning, ending and intervening quarter end asset balances.

General and Administrative and Share Compensation Expenses
Corporate general and administrative expenses for the nine months ended September 30, 2016 were $52.3 million compared to $51.5 million for the nine months ended September 30, 2015, an increase of $0.8 million or 1.5%. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Corporate share compensation expenses for the nine months ended September 30, 2016 were $12.1 million compared to $9.5 million for the nine months ended September 30, 2015, an increase of $2.7 million or 28.5%. The increase was primarily due to increased performance share award grants.
Finance Expenses
Finance expenses for the nine months ended September 30, 2016 were $42.6 million compared to $45.6 million for the nine months ended September 30, 2015, a decrease of $3.0 million or 6.5%. The decrease was primarily due to reduced credit facility expenses.
Net Realized and Change in Net Unrealized Gains on Investments
Net realized gains on managed investments for the nine months ended September 30, 2016 were $5.5 million compared to $5.1 million for the nine months ended September 30, 2015, an increase of $0.5 million.
The change in net unrealized gains on managed investments for the nine months ended September 30, 2016 was $81.8 million compared to $2.5 million for the nine months ended September 30, 2015, an increase of $79.3 million. The increase was primarily due to the impact of declining interest rates on our fixed maturity investments during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
(Loss) Income from Investment Affiliate
The (loss) income from investment affiliate relates to the income earned from the Company's investments in Aquiline Financial Services Fund II L.P. and Fund III L.P. For further details, refer to Note 6, "Investments in affiliates," to the Consolidated Financial Statements in Part I, Item 1.
Foreign Exchange Gains (Losses)
The Company's reporting currency is the U.S. dollar. As a significant portion of the Company's operations are transacted in currencies other than the U.S. dollar, fluctuations in foreign exchange rates may affect year-to-year comparisons. The Company's largest foreign currency fluctuation exposure is to the following currencies, with the movement in each currency against the U.S. dollar for the nine months ended September 30, 2016 and 2015 shown in the table below:

	Nine Months Ended September 30,
U.S. dollar (weakened) strengthened against:	2016	2015
British Pound sterling	13.8%	2.9%
Euro	(3.4)%	8.4%
Canadian dollar	(5.3)%	14.5%
Swiss franc	(3.0)%	(1.9)%
Australian dollar	(4.6)%	15.9%
New Zealand dollar	(6.3)%	21.6%
Singapore dollar	(3.4)%	7.3%
Japanese yen	(16.0)%	0.3%
South African rand	(11.5)%	19.6%
Foreign exchange gains for the nine months ended September 30, 2016 were $11.6 million compared to losses of $9.0 million for the nine months ended September 30, 2015, a favorable movement of $20.7 million, The foreign exchange gains for the nine months ended September 30, 2016 were primarily attributable to the U.S. dollar strengthening against the British Pound sterling.
The Company currently hedges foreign currency exposure by substantively balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-U.S. dollar currencies, or by entering into forward foreign currency contracts. Consequently, the Company aims to have a limited exposure to foreign exchange fluctuations.

Non-GAAP Financial Measures
The operating results of an insurance or reinsurance company are also often measured by reference to its underwriting income and net operating income, which are non-GAAP financial measures. Underwriting income and net operating income available to Validus common shareholders, as set out in the table below, is reconciled to net income available to Validus common shareholders (the most directly comparable GAAP financial measure) by the addition or subtraction of certain Consolidated Statement of Income and Comprehensive Income line items, as illustrated below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Underwriting income	$99,922	$90,589	$301,798	$344,450
Net investment income	43,514	31,572	112,232	96,212
Finance expenses	(14,521)	(18,512)	(43,890)	(58,161)
Dividends on preferred shares	(2,252)	—	(2,252)	—
Tax expense	(1,830)	(2,018)	(1,418)	(7,132)
Income from operating affiliates	—	(7,963)	(23)	(2,241)
(Income) attributable to AlphaCat investors	(5,564)	(1,438)	(16,278)	(1,438)
Net operating (income) attributable to noncontrolling interest	(36,672)	(26,467)	(95,294)	(67,336)
Net operating income available to Validus common shareholders	$82,597	$65,763	$254,875	$304,354
Net realized gains (losses) on investments	4,397	(1,187)	6,537	5,226
Change in net unrealized gains on investments	5,459	3,916	84,331	2,467
Income (loss) from investment affiliate	453	2,482	(4,249)	5,542
Foreign exchange (losses) gains	(766)	(2,592)	11,765	(9,528)
Other loss	(1,529)	(1,970)	(773)	(2,578)
Net (income) loss attributable to noncontrolling interest	(767)	238	(869)	368
Net income available to Validus common shareholders	$89,844	$66,650	$351,617	$305,851
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
Underwriting income is the primary financial measure for the Company's insurance and reinsurance operating segments: Validus Re, Talbot and Western World. The results of the AlphaCat operating segment are presented on an asset manager basis, which is also non-GAAP. Refer to Part I, Item 1, Note 18, "Segment information," for a reconciliation of the Company's share of AlphaCat segment income to segmental income.
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

The following tables present reconciliations of book value per diluted common share to book value per common share, the most comparable U.S. GAAP financial measure, as at September 30, 2016 and December 31, 2015:

	September 30, 2016
(Dollars in thousands, except share and per share amounts)	Equity Amount	Shares	Exercise Price(a)	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus common shareholders (b)	$3,717,620	79,443,030		$46.80

Tangible book value per common share				$42.85

Book value per diluted common share
Total shareholders' equity available to Validus common shareholders (b)	3,717,620	79,443,030
Assumed exercise of outstanding stock options (c)	689	30,050	$22.93
Unvested restricted shares	—	2,868,227
Book value per diluted common share	$3,718,309	82,341,307		$45.16
Adjustment for accumulated dividends				11.21
Book value per diluted common share plus accumulated dividends				$56.37

Tangible book value per diluted common share				$41.35

	December 31, 2015
(Dollars in thousands, except share and per share amounts)	Equity Amount	Shares	Exercise Price(a)	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus common shareholders (b)	$3,638,975	82,900,617		$43.90

Tangible book value per common share				$40.06

Book value per diluted common share
Total shareholders' equity available to Validus common shareholders (b)	3,638,975	82,900,617
Assumed exercise of outstanding stock options (c)	1,319	65,401	$20.17
Unvested restricted shares	—	3,026,376
Book value per diluted common share	$3,640,294	85,992,394		$42.33
Adjustment for accumulated dividends				10.16
Book value per diluted common share plus accumulated dividends				$52.49

Tangible book value per diluted common share				$38.63

(a)	Weighted average exercise price for those warrants and stock options that have an exercise price lower than book value per share.

(b)	Total shareholders' equity available to Validus common shareholders excludes the liquidation value of the preferred shares of $150,000.

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
As at September 30, 2016, the Company's managed cash and investment portfolio totaled $6.5 billion (December 31, 2015: $6.4 billion). Refer to Note 3, "Investments,” to the Consolidated Financial Statements in Part I, Item 1 for further details related to the Company's managed investments.
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
The Company’s IPS requires managed investments to have an average duration in the range of 0.75 years to 3.00 years. At September 30, 2016, the average duration of the Company’s managed investment portfolio was 2.29 years (December 31, 2015: 2.15 years). This duration is reviewed regularly based on changes in the duration of the Company's liabilities and in general market conditions.
The Company’s IPS also requires certain minimum credit quality standards for its managed fixed maturity portfolio, including a minimum weighted average portfolio rating of A+ for securities assigned ratings. Further limits on asset classes and security types are also mandated. In addition, the Company stress-tests the downside risks within its asset portfolio using internal and external inputs and stochastic modeling processes to help define and limit asset risks to acceptable levels that are consistent with our overall ERM framework. At September 30, 2016, the Company’s rated managed fixed maturity portfolio had an average credit quality rating of AA- (December 31, 2015: AA-).
The value of the Company’s managed fixed maturity portfolio will fluctuate with, among other factors, changes in the interest rate environment and in overall economic conditions. Additionally, the structure of the Company’s overall managed investment portfolio exposes the Company to other risks, including insolvency or reduced credit quality of corporate debt securities, prepayment, default and structural risks on asset-backed securities, mortgage-backed securities and bank loans and liquidity risks on certain other investments, including hedge funds, investment funds and private equity investments. For further details on market risks, refer to
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015

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

	September 30, 2016
(Dollars in thousands)	Fair Value	% of Total
Germany	$62,352	9.1%
Supranational	43,402	6.4%
United Kingdom	39,143	5.8%
Canada	16,032	2.4%
France	15,586	2.3%
Norway	12,629	1.9%
Province of Ontario	12,344	1.8%
Jordan	10,240	1.5%
Other (individual jurisdictions below $10,000)	36,662	5.4%
Total Managed Non-U.S. Government Securities	248,390	36.6%
European Corporate Securities	171,662	25.2%
United Kingdom Corporate Securities	110,049	16.2%
Other Non-U.S. Corporate Securities	149,921	22.0%
Total Managed Non-U.S. Fixed Maturity Portfolio	$680,022	100.0%
At September 30, 2016, the Company did not have an aggregate exposure to any single issuer of more than 0.9% of total yield bearing assets, other than with respect to government and agency securities. The top ten exposures to fixed income corporate issuers at September 30, 2016 were as follows:

		September 30, 2016
Issuer (a)	S&P Rating (b)	Fair Value (c)	% of Total Yield Bearing Assets
JPMorgan Chase & Co	A-	$61,652	0.9%
Citigroup Inc	BBB	50,429	0.8%
Goldman Sachs Group	BBB+	50,191	0.8%
Morgan Stanley	BBB+	42,452	0.7%
Bank of New York Mellon Corp	A	38,243	0.6%
Bank of America Corp	BBB	37,280	0.6%
Anheuser-Busch Inbev NV	A-	31,274	0.5%
US Bancorp	AA-	30,493	0.5%
Ford Motor Company	BBB	29,550	0.5%
HSBC Holdings plc	A	28,841	0.4%
Total		$400,405	6.3%

(a)	Issuers exclude government-backed government-sponsored enterprises and cash and cash equivalents.

(b)
Investment ratings are the median of Moody's, Standard & Poor's and Fitch. For investments where three ratings are unavailable, the lower of the ratings shall apply. All investment ratings are presented as the Standard & Poor's equivalent rating.

(c)
Credit exposures represent only direct exposure to fixed maturities and short-term investments of the parent issuer and its major subsidiaries. These exposures exclude asset and mortgage backed securities that were issued, sponsored or serviced by the parent.

Reserves for Losses and Loss Expenses
At September 30, 2016, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
The following tables show the breakdown of the Company's gross and net reserves for losses and loss expenses by line of business and split between case reserves and IBNR.

	September 30, 2016
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$418,106	$419,853	$837,959
Marine	402,992	472,667	875,659
Specialty	274,591	474,676	749,267
Liability	199,696	373,406	573,102
Total	$1,295,385	$1,740,602	$3,035,987

	September 30, 2016
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$350,203	$369,520	$719,723
Marine	357,968	370,858	728,826
Specialty	227,852	428,414	656,266
Liability	185,152	301,411	486,563
Total	$1,121,175	$1,470,203	$2,591,378

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by operating segment for the three months ended September 30, 2016.

	Three Months Ended September 30, 2016
(Dollars in thousands)	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,240,393	$1,322,793	$588,152	$34,111	$(62,732)	$3,122,717
Loss reserves recoverable	(111,015)	(308,686)	(86,018)	—	62,732	(442,987)
Net reserves for losses and loss expenses, beginning of period	1,129,378	1,014,107	502,134	34,111	—	2,679,730
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	131,458	128,551	46,628	4,642	—	311,279
Prior years	(33,033)	(18,691)	(880)	(281)	—	(52,885)
Total net incurred losses and loss expenses	98,425	109,860	45,748	4,361	—	258,394
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(123,677)	(41,773)	(12,087)	(1,172)	—	(178,709)
Prior years	(73,880)	(56,447)	(36,175)	(35)	—	(166,537)
Total net paid losses	(197,557)	(98,220)	(48,262)	(1,207)	—	(345,246)
Effect of foreign exchange rate movements	3,915	(5,294)	—	(121)	—	(1,500)
Net reserve for losses and loss expenses, end of period	1,034,161	1,020,453	499,620	37,144	—	2,591,378
Loss reserves recoverable	113,121	304,216	89,225	—	(61,953)	444,609
Reserve for losses and loss expenses, end of period	$1,147,282	$1,324,669	$588,845	$37,144	$(61,953)	$3,035,987
The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. For the three months ended September 30, 2016, favorable loss reserve development on prior accident years was $52.9 million of which $33.0 million related to the Validus Re segment, $18.7 million related to the Talbot segment, $0.9 million related to the Western World segment and $0.3 million related to the AlphaCat segment.

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the nine months ended September 30, 2016.

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Validus Re Segment	Talbot Segment	Western World	AlphaCat Segment	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,146,869	$1,302,635	$600,331	$11,013	$(64,281)	$2,996,567
Loss reserves recoverable	(36,055)	(293,662)	(85,150)	—	64,281	(350,586)
Net reserves for losses and loss expenses, beginning of period	1,110,814	1,008,973	515,181	11,013	—	2,645,981
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	403,026	389,010	138,087	29,253	—	959,376
Prior years	(89,594)	(69,739)	(8,464)	(1,608)	—	(169,405)
Total net incurred losses and loss expenses	313,432	319,271	129,623	27,645	—	789,971
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(133,736)	(79,206)	(26,248)	(1,172)	—	(240,362)
Prior years	(272,365)	(205,161)	(118,936)	(156)	—	(596,618)
Total net paid losses	(406,101)	(284,367)	(145,184)	(1,328)	—	(836,980)
Effect of foreign exchange rate movements	16,016	(23,424)	—	(186)	—	(7,594)
Net reserves for losses and loss expenses, end of period	1,034,161	1,020,453	499,620	37,144	—	2,591,378
Loss reserves recoverable	113,121	304,216	89,225	—	(61,953)	444,609
Reserve for losses and loss expenses, end of period	$1,147,282	$1,324,669	$588,845	$37,144	$(61,953)	$3,035,987
For the nine months ended September 30, 2016, favorable loss reserve development on prior accident years was $169.4 million, of which $89.6 million related to the Validus Re segment, $69.7 million related to the Talbot segment, $8.5 million related to the Western World segment and $1.6 million related to the AlphaCat segment.
The management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of some notable loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for these events. The Company's actual ultimate net loss may vary materially from these estimates. Ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review may be reserved for in the reserve for potential development on notable loss events ("RDE") and would be included as part of the Company's overall reserves. As at September 30, 2016, the Company had no RDE.
For disclosure purposes, only those notable loss events which have an ultimate loss estimate above $30.0 million are disclosed separately and included in the reserves for notable loss event roll forward table below. To the extent that there are increased complexity and volatility factors relating to notable loss events in the aggregate, RDE may be established for a specific accident year.

The reserves for notable loss events table below does not disclose notable loss events prior to 2014. The following pre-2014 notable loss events had closing reserves associated with them as at September 30, 2016 as follows: Deepwater Horizon, a 2010 event, had $10.1 million; the New Zealand earthquakes of 2010 and 2011 had $68.7 million; Superstorm Sandy, a 2012 event had $59.1 million; and Costa Concordia, also a 2012 event had $25.4 million.

Reserves for Notable Loss Events (Dollars in thousands)

2014 Notable Loss Event		Year Ended December 31, 2014			Year Ended December 31, 2015			Nine Months Ended September 30, 2016
		Development		Closing	Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss Event	Estimate (a)	Unfavorable (b)	of RDE	December 31, 2014	Unfavorable (b)	of RDE	December 31, 2015	Unfavorable (b)	of RDE	September 30, 2016
Tripoli Airport (e)	$28,134	$6,810	—	$34,944	$(1,196)	—	$33,748	$21	—	$33,769

		Year Ended December 31, 2014			Year Ended December 31, 2015			Nine Months Ended September 30, 2016
				Closing			Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss Event				December 31, 2014			December 31, 2015			September 30, 2016
Tripoli Airport (e)			$—	$34,944		$22,938	$10,810		$82	$10,749

2015 Notable Loss Events					Year Ended December 31, 2015			Nine Months Ended September 30, 2016
					Development		Closing	Development		Closing
	Initial				(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss Events	Estimate (a)				Unfavorable (b)	of RDE	December 31, 2015	Unfavorable (b)	of RDE	September 30, 2016
Pemex	$48,074				$1,464	—	$49,538	$(426)	—	$49,112
Tianjin	47,789				(362)	—	47,427	(6,644)	—	40,783
Total 2015 Notable Loss Events	$95,863				$1,102	$—	$96,965	$(7,070)	$—	$89,895

					Year Ended December 31, 2015			Nine Months Ended September 30, 2016
							Closing			Closing
						Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss Events							December 31, 2015			September 30, 2016
Pemex						$44	$49,494		$46	$49,022
Tianjin						—	47,427		12,528	28,255
Total 2015 Notable Loss Events						$44	$96,921		$12,574	$77,277

2016 Notable Loss Event								Nine Months Ended September 30, 2016
								Development		Closing
	Initial							(Favorable) /	Allocations	Estimate (c)
Notable Loss Event	Estimate (a)							Unfavorable (b)	of RDE	September 30, 2016
Canadian Wildfires	$36,915							$986	—	$37,901

Nine Months Ended September 30, 2016
Closing
									Paid Loss (Recovery)	Reserve (d)
Notable Loss Event										September 30, 2016
Canadian Wildfires									1,048	36,853

(a)	Includes paid losses, case reserves and IBNR reserves.

(b)	Development other than allocation of RDE.

(c)	Excludes impact of movements in foreign exchange rates.

(d)	Closing Reserve for the period equals Closing Estimate for the period less cumulative paid losses (recovery).

(e)
As at September 30, 2014, the initial estimate for Tripoli Airport was below the $30.0 million notable loss event threshold; however, during the fourth quarter of 2014 adverse development caused this event to exceed the notable loss event threshold.

Sources of Liquidity
Holding Company Liquidity
Validus Holdings is a holding company and conducts no operations of its own. The Company relies primarily on cash dividends and other permitted payments from operating subsidiaries within the Validus Re, Talbot, Western World and AlphaCat segments to pay dividends, finance expenses and other holding company expenses. There are restrictions on the payment of dividends from most operating subsidiaries, primarily due to regulatory requirements in the jurisdictions in which the operating subsidiaries are domiciled. The Company believes the dividend/distribution capacity of the Company’s subsidiaries will provide the Company with sufficient liquidity for the foreseeable future. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing capital structure to meet its short and long-term objectives.
The following table details the capital resources of certain subsidiaries of the Company on an unconsolidated basis:

(Dollars in thousands)	September 30, 2016
Validus Reinsurance, Ltd. (excluding capital supporting FAL) (a) (b)	$3,698,182
Talbot Holdings, Ltd. (including capital supporting FAL) (b)	932,351
Other, net	20,566
Redeemable noncontrolling interest in AlphaCat	1,559,580
Noncontrolling interest in AlphaCat	222,996
Total consolidated capitalization	6,433,675
Senior notes payable	(245,311)
Debentures payable	(538,168)
Redeemable noncontrolling interest in AlphaCat	(1,559,580)
Total shareholders’ equity	4,090,616
Preferred shares (c)	(150,000)
Noncontrolling interest in AlphaCat	(222,996)
Total shareholders' equity available to Validus common shareholders (c)	$3,717,620

(a)	Validus Reinsurance, Ltd. (excluding capital supporting FAL) includes capital of $665,111 relating to Western World Insurance Group, Inc.

(b)
Validus Reinsurance, Ltd. (excluding capital supporting FAL) excludes capital of $746,854 which supports Talbot's FAL. This capital was included in Talbot Holdings, Ltd. (including capital supporting FAL).

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

There are three main sources of cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by or used in operating, investing and financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the nine months ended September 30, 2016 and 2015 is provided in the following table:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	Change	2015
Net cash provided by operating activities	$254,596	$107,736	$146,860
Net cash used in investing activities	(669,307)	(490,114)	(179,193)
Net cash provided by (used in) financing activities	149,847	241,540	(91,693)
Effect of foreign currency rate changes on cash and cash equivalents	(14,253)	(352)	(13,901)
Net decrease in cash and cash equivalents	$(279,117)	$(141,190)	$(137,927)
Operating Activities
Cash flow from operating activities is derived primarily from the receipt of premiums less the payment of losses and loss expenses related to underwriting activities.
Net cash provided by operating activities during the nine months ended September 30, 2016 was $254.6 million compared to $146.9 million during the nine months ended September 30, 2015, a favorable movement of $107.7 million. This favorable movement was primarily due to the timing of premium receipts.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.
Investing Activities
Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. As at September 30, 2016, the Company’s portfolio was composed of fixed income, short-term and other investments amounting to $8.5 billion or 93.8% of total cash and investments. For further details related to investments pledged as collateral, refer to Note 3, "Investments," to the Consolidated Financial Statements in Part I, Item 1.
Net cash used in investing activities during the nine months ended September 30, 2016 was $669.3 million compared to $179.2 million for the nine months ended September 30, 2015, representing an increase in net cash used of $490.1 million. This increase was primarily due to increased purchases of short-term investments in the Company's non-managed portfolio on behalf of AlphaCat investors.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance and purchase of shares in the Company and its subsidiaries, including third party investments in the AlphaCat ILS funds and sidecars, as well as the issuance of notes payable to AlphaCat investors.
Net cash provided by financing activities during the nine months ended September 30, 2016 was $149.8 million compared to net cash used in financing activities of $91.7 million during the nine months ended September 30, 2015, a favorable movement of $241.5 million. This favorable movement was driven primarily by an increase in the issuance of notes payable to AlphaCat investors of $220.9 million, an increase of $144.9 million resulting from the issuance of preferred shares, an increase in third party investments in noncontrolling interests of $162.1 million; partially offset by a decrease in third party investments in redeemable noncontrolling interest of $115.8 million and an increase in third party subscriptions deployed on AlphaCat funds and sidecars of $250.8 million.

Capital Resources
The following table details the Company's capital position as at September 30, 2016 and December 31, 2015.

Capitalization (Dollars in thousands)	September 30, 2016	December 31, 2015
Senior Notes (a)	$245,311	$245,161
Junior Subordinated Deferrable Debentures (JSDs) (a)	289,800	289,800
Flagstone Junior Subordinated Deferrable Debentures (JSDs) (a)	248,368	247,868
Total debt	$783,479	$782,829

Redeemable noncontrolling interest	$1,559,580	$1,111,714

Preferred shares (b)	$150,000	$—
Ordinary shares, capital and surplus available to Validus	3,738,712	3,651,544
Accumulated other comprehensive loss	(21,092)	(12,569)
Noncontrolling interest	222,996	154,662
Total shareholders' equity	$4,090,616	$3,793,637

Total capitalization (c)	$6,433,675	$5,688,180

Total capitalization available to Validus (d)	$4,651,099	$4,421,804

Debt to total capitalization	12.2%	13.8%
Debt (excluding JSDs) to total capitalization	3.8%	4.3%
Debt and preferred shares to total capitalization	14.5%	13.8%

Debt to total capitalization available to Validus	16.8%	17.7%
Debt (excluding JSDs) to total capitalization available to Validus	5.3%	5.5%
Debt and preferred shares to total capitalization available to Validus	20.1%	17.7%

(a)	Refer to Part I, Item 1, Note 13 to the Consolidated Financial Statements, “Debt and financing arrangements," for further details and discussion on the debt and financing arrangements of the Company.

(b)	Refer to Part I, Item 1, Note 11to the Consolidated Financial Statements, “Share capital," for further details and discussion on the Company's preferred shares.

(c)	Total capitalization equals total shareholders' equity plus redeemable noncontrolling interest and total debt

(d)	Total capitalization available to Validus equals total capitalization (as per (c)) less redeemable noncontrolling interest and noncontrolling interest
Shareholders' Equity
Shareholders' equity available to Validus common shareholders at September 30, 2016 was $3.7 billion, compared to $3.6 billion at December 31, 2015. Including $150.0 million of preferred shares, shareholders' equity available to Validus at September 30, 2016 was $3.9 billion, compared to $3.6 billion at December 31, 2015.
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
The Company has repurchased 80,272,622 common shares for an aggregate purchase price of $2.7 billion from the inception of the share repurchase program to November 1, 2016. The Company had $332.6 million remaining under its authorized share repurchase program as of November 1, 2016.
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
Debt and Financing Arrangements
For additional information about our debt, including the terms of our financing arrangements, basis for interest rates and debt covenants, refer to Part I, Item 1, Note 13 to the Consolidated Financial Statements, "Debt and financing arrangements," for further details.
Ratings
The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of November 3, 2016:

	A.M. Best	S&P	Moody’s	Fitch
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB+	Baa1	A-
Senior debt	bbb	BBB+	Baa1	BBB+
Subordinated debt	bbb-	—	Baa2	BBB
Preferred stock	bb+	BBB-	Baa3	BBB
Outlook on ratings	Positive	Stable	Stable	Stable

Validus Reinsurance, Ltd.
Financial strength rating	A	A	A2	A
Outlook on ratings	Stable	Stable	Stable	Stable

Lloyd's of London
Financial strength rating applicable to all Lloyd's syndicates	A	A+	—	AA-
Outlook on ratings	Stable	Stable	—	Stable

Validus Reinsurance (Switzerland), Ltd.
Financial strength rating	A	A	—	—
Outlook on ratings	Stable	Stable	—	—

Western World Insurance Company
Financial strength rating	A	—	—	—
Outlook on ratings	Stable	—	—	—

Recent Accounting Pronouncements
For information relating to relevant recent accounting pronouncements, refer to Part I, Item 1, Note 2 to the Consolidated Financial Statements, "Recent accounting pronouncements," for further details.
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
Critical accounting policies and estimates are discussed further in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
The Company believes that these factors include, but are not limited to, the following:

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

•
the integration of businesses we may acquire or new business ventures, including overseas offices, we may start and the risk associated with implementing our business strategies and initiatives with respect to these new businesses;

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

In addition, other general factors could affect the Company's results, including: (a) developments in the world’s financial and capital markets and our access to such markets; (b) changes in regulations or tax laws applicable to us, and (c) the effects of business disruption or economic contraction due to terrorism or other hostilities.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. Any forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company or our business or operations. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The Company's exposure to market risks has not changed materially since December 31, 2015.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined and in pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.
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
As at September 30, 2016, the Company was not a party to, or involved in any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
ITEM 1A. RISK FACTORS
The Company's results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The risk factors identified therein have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company, from time to time, repurchases its shares in the open market, or in privately negotiated transactions, under its share repurchase program. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position relative to internal and rating agency targets, legal requirements and other factors. Share repurchases may also include repurchases by the Company of shares from employees in order to facilitate the payment of withholding taxes on restricted shares that have vested. The Company repurchases these shares at their fair market value, as determined by reference to the closing price of its common shares on the day the restricted shares vested. The Company's share repurchase program may be modified, extended or terminated by its Board of Directors at any time.
For the three months ended September 30, 2016, the number of shares repurchased by the Company was 1,349,690 which resulted in a dilutive impact on book value per diluted common share of $0.07 for the quarter.
The Company has, from the inception of its share repurchase program to November 1, 2016, repurchased 80,272,622 common shares for an aggregate purchase price of $2.7 billion. As of November 1, 2016, the Company had $332.6 million remaining under its authorized share repurchase program.

		Third Quarter Share Repurchase Activity
Effect of share repurchases (Dollars in thousands, except per share amounts)	As at June 30, 2016				Three Months Ended
	(cumulative)	July	August	September	September 30, 2016
Aggregate purchase price (a)	$2,620,814	$18,438	$20,599	$27,895	$66,932
Shares repurchased	78,841,758	382,648	411,738	555,304	1,349,690
Average price (a)	$33.24	$48.18	$50.03	$50.23	$49.59
Maximum number of shares that may yet be purchased under the program (b)		8,000,612	7,194,185	6,753,681

		Share Repurchase Activity Post Quarter End
Effect of share repurchases (Dollars in thousands, except per share amounts)	As at September 30, 2016 (cumulative)	October	November	As at November 1, 2016	Cumulative to Date
Aggregate purchase price (a)	$2,687,746	$4,029	$—	$4,029	$2,691,775
Shares repurchased	80,191,448	81,174	—	81,174	80,272,622
Average price (a)	$33.52	$49.63	$—	$49.63	$33.53

(a)	Share transactions are on a trade date basis through November 1, 2016 and are inclusive of commissions. Average share price is rounded to two decimal places.

(b)	The maximum number of shares that may yet be purchased under the program is calculated using the average execution price at month end.

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
Certain of the Company's non-U.S. subsidiaries provide global marine hull policies that provide coverage for vessels navigating into and out of ports worldwide. In light of EU and U.S. modifications to Iran sanctions this year, including the issuance of General License H, and consistent with General License H, the Company has been notified that certain of its policyholders have begun to ship cargo to and from Iran, including transporting crude oil from Iran to another country and transporting refined petroleum products to Iran. Since these policies insure multiple voyages and fleets containing multiple ships, the Company is unable to attribute gross revenues and net profits from such marine policies to these activities involving Iran. The Company intends for its non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.
Certain of the Company's other non-U.S. subsidiaries have policies that provide excess of loss reinsurance coverage for various risks worldwide. In light of EU and U.S. modifications to Iran sanctions this year, including the issuance of General License H, and consistent with General License H, the Company has been notified that one of its cedants provides hull and marine, war and related coverage to a drilling contractor that operates drilling rigs located in offshore Iranian oilfields. As the reinsurance coverage provided to this cedant covers multiple global risks and multiple insureds, the Company is unable to attribute gross revenues and net profits from such policy to these activities involving Iran. The Company intends for its non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.

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

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	November 3, 2016	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	November 3, 2016	/s/ Jeffrey D. Sangster
Jeffrey D. Sangster
Executive Vice President and Chief Financial Officer