Form 10-K
period 2016-12-31
VALIDUS HOLDINGS LTD
filed 2017-02-23
CIK 1348259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
Commission file number 001-33606
VALIDUS HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0501001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29 Richmond Road, Pembroke, Bermuda HM 08
(Address of principal executive offices and zip code)
(441) 278-9000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Shares, $0.175 par value per share	New York Stock Exchange
5.875% Preferred Shares, Series A, $0.175 par value per share	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was $3,285.5 million computed upon the basis of the closing sales price of the Common Shares on June 30, 2016. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 22, 2017, there were 79,132,252 outstanding Common Shares, $0.175 par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2016.

This Annual Report on Form 10-K contains “Forward-Looking Statements” as defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A non-exclusive list of the important factors that could cause actual results to differ materially from those in such Forward-Looking Statements is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Note Regarding Forward-Looking Statements.”

PART I

Item 1.    Business
Overview
Validus Holdings, Ltd. was incorporated under the laws of Bermuda on October 19, 2005. Hereinafter, the “Company”, “us” or “we” are used to describe any or all of Validus Holdings, Ltd. and its subsidiary companies. The Company conducts its operations worldwide through four operating segments which have been determined under accounting principles generally accepted in the United States of America (“U.S. GAAP”) segment reporting: Validus Re, Talbot, Western World, and AlphaCat. Validus Re is a global reinsurance segment focused primarily on treaty reinsurance. Talbot is a specialty insurance segment, primarily operating within the Lloyd’s insurance market through Syndicate 1183. Western World is a U.S. based specialty excess and surplus lines insurance segment operating within the U.S. commercial market. AlphaCat is a Bermuda based investment adviser, managing capital for third parties and the Company in insurance linked securities (“ILS”) and other property catastrophe and specialty reinsurance investments.
We seek to establish ourselves as a leader in the global insurance and reinsurance markets. Our principal operating objective is to use our capital efficiently by underwriting primarily short-tail insurance and reinsurance contracts with superior risk and return characteristics. Our primary underwriting objective is to construct a portfolio of short-tail insurance and reinsurance contracts that maximizes our return on equity subject to prudent risk constraints on the amount of capital we expose to any single event. We manage our risks through a variety of means, including contract terms, portfolio selection, diversification, including geographic diversification, and proprietary and commercially available third-party vendor catastrophe models.
Since our formation in 2005, we have been able to achieve substantial success in the development of our business. Selected examples of our accomplishments are as follows:

•	Raising approximately $1.0 billion of initial equity capital in December 2005 and underwriting $217.4 million in gross premiums written for the January 2006 renewal season;

•	Building a risk analytics staff comprised of over 50 experts, many of whom have PhDs and Masters degrees in related fields;

•	Developing Validus Capital Allocation and Pricing System (“VCAPS”), a proprietary computer-based system for modeling, pricing, allocating capital and analyzing catastrophe-exposed risks;

•	Acquiring all of the outstanding shares of Talbot Holdings Ltd. (“Talbot”) on July 2, 2007;

•	Completing an initial public offering (“IPO”) on July 30, 2007;

•	Acquiring all of the outstanding shares of IPC Holdings Ltd. (“IPC”) on September 4, 2009;

•	Acquiring all of the outstanding shares of Flagstone Reinsurance Holdings, S.A. (“Flagstone”) on November 30, 2012;

•	Acquiring all of the outstanding shares of Western World Insurance Group, Inc. (“Western World”) on October 2, 2014;

•	Successfully launching a series of AlphaCat sidecars and ILS funds beginning on May 25, 2011 and managing third party capital of $2.5 billion as at January 1, 2017;

•	Delivering an 11.6% compounded annual growth in book value per diluted common share plus accumulated dividends from formation to December 31, 2016;

•
Repurchasing approximately 80.5 million common shares for an aggregate purchase price of approximately $2,704.4 million and paying an aggregate amount of $1,175.5 million in common share dividends from formation to February 22, 2017.

•	Raising $150.0 million of additional equity capital through the issuance of preferred shares in June 2016 and paying an aggregate amount of $4.5 million in preferred dividends to February 22, 2017.

Operating Segments
Validus Re
The Validus Re segment operates as a global provider of reinsurance products. The segment operates primarily through two reinsurance companies; Validus Reinsurance, Ltd. and Validus Reinsurance (Switzerland) Ltd. (“Validus Re Swiss”). Validus Reinsurance, Ltd. was registered as a Class 4 insurer under The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (the “Insurance Act”) in November 2005. It commenced operations with approximately $1.0 billion of equity capital and a balance sheet unencumbered by any historical losses relating to the 2005 hurricane season, the events of September 11, 2001, asbestos or other legacy exposures affecting our industry.
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
Validus Re concentrates on first-party property and other reinsurance risks commonly referred to as short-tail in nature due to the relatively brief period between the occurrence and payment of a claim. During 2006, Validus Re entered the global reinsurance market during a period of imbalance between the supply of underwriting capacity available for reinsurance on catastrophe-exposed property, marine and energy risks and demand for such reinsurance coverage.
The following are the primary lines in which Validus Re conducts its business. Details of gross premiums written by line of business, are provided below:

	Years Ended December 31,
	2016		2015		2014
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$472,965	42.6%	$547,409	48.6%	$616,554	55.1%
Marine	105,698	9.5%	152,670	13.5%	190,959	17.1%
Specialty	532,391	47.9%	426,680	37.9%	311,019	27.8%
Total	$1,111,054	100.0%	$1,126,759	100.0%	$1,118,532	100.0%
Property:    Validus Re underwrites property catastrophe reinsurance, property per risk reinsurance and property pro rata reinsurance.
Property catastrophe:  Property catastrophe reinsurance provides reinsurance for insurance companies’ exposures to an accumulation of property and related losses from separate policies, typically relating to natural disasters or other catastrophic events. Property catastrophe reinsurance is generally written on an excess of loss basis, which provides coverage to insurance companies when aggregate claims and claim expenses from a single occurrence for a covered peril exceed a certain amount specified in a particular contract. Under these contracts, the Company provides protection to an insurer for a portion of the total losses in excess of a specified loss amount, normally up to a maximum amount per loss and/or an aggregate amount across multiple losses, as specified in the contract. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to specific regions or geographical areas. Coverage can also vary from “all property” perils, which is the most expansive form of coverage, to more limited coverage of specified perils such as windstorm-only coverage. Property catastrophe reinsurance contracts are typically “all risk” in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. The predominant exposures covered are losses stemming from property damage and business interruption coverage resulting from a covered peril. Certain risks, such as war or nuclear contamination may be excluded, partially or wholly, from certain contracts. Gross premiums written on property catastrophe business during the year ended December 31, 2016 were $345.5 million.
Property per risk:  Property per risk reinsurance provides reinsurance for insurance companies’ excess retention on individual property and related risks, such as highly-valued buildings. Per risk reinsurance protects insurance companies on their primary insurance risks on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract. Such property per risk coverages are generally written on an excess of loss basis, which provides the reinsured with protection beyond a specified amount up to the limit set within the reinsurance contract. Gross premiums written on property per risk business during the year ended December 31, 2016 were $26.8 million.

Property pro rata:    Property pro rata contracts require that the reinsurer share the premiums as well as the losses and loss expenses in an agreed proportion with the reinsured. Gross premiums written on property pro rata business during the year ended December 31, 2016 were $100.6 million.
Marine:    Validus Re underwrites reinsurance on marine risks covering damage to or losses of marine vessels and cargo, third-party liability for marine accidents and physical loss and liability from principally offshore energy properties. Validus Re underwrites marine risks on an excess of loss basis and on a pro rata basis. Gross premiums written on marine business during the year ended December 31, 2016 were $105.7 million.
Specialty:    Validus Re underwrites other lines of business depending on an evaluation of pricing and market conditions, which include aerospace and aviation, accident and health, agriculture, casualty, composite, contingency, crisis management, financial, life, technical, terrorism, trade credit and workers’ compensation lines. The Company seeks to underwrite specialty lines with very limited exposure correlation with its property and marine portfolios. With the exception of the aerospace and aviation, agriculture, financial and trade credit lines of business, which have a meaningful portion of their gross premiums written volume on a proportional basis, the Company’s specialty lines are written on an excess of loss basis. Gross premiums written on specialty business during the year ended December 31, 2016 were $532.4 million.
Talbot
Talbot writes primarily short-tail lines of business and focuses mostly on insurance, as opposed to reinsurance risks which are generally written by Validus Re, however, Talbot does have a short-tail treaty reinsurance portfolio. In addition, Talbot provides the Company with access to the Lloyd’s marketplace where Validus Re does not operate. As a London-based insurer, Talbot also writes the majority of its premiums on risks outside the United States. Talbot’s team of underwriters have, in many cases, spent most of their careers writing niche, short-tail business and bring their expertise to bear on expanding the Company’s short-tail insurance franchise.
The Company has expanded and diversified its business through Syndicate 1183’s access to Lloyd’s license agreements with regulators around the world. Talbot Underwriting Risk Services, Ltd. (London), Validus Specialty Underwriting Services, Inc. (New York), Talbot Underwriting (MENA) Ltd. (Dubai), Validus Reaseguros, Inc. (Miami), Talbot Underwriting (LATAM) S.A. (Chile), Talbot Risk Services (Labuan) Pte. Ltd. (Malaysia), and Talbot Risk Services Pte. Ltd. (Singapore and Australia) act as approved Lloyd’s coverholders for Syndicate 1183.
The following are the primary lines in which Talbot conducts its business. Details of gross premiums written by line of business are provided below:

	Years Ended December 31,
	2016		2015		2014
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$317,085	32.7%	$327,122	32.2%	$337,210	30.6%
Marine	261,940	27.0%	327,539	32.1%	392,701	35.6%
Specialty	391,677	40.3%	364,174	35.7%	371,859	33.8%
Total	$970,702	100.0%	$1,018,835	100.0%	$1,101,770	100.0%
Property:    The main sub-classes within the property class are International and North American direct and facultative contracts, lineslips and binding authorities, together with a book of business written on a treaty reinsurance basis. The business written is mostly commercial and industrial insurance. Coverage provided includes all risks of direct physical loss or damage, business interruption and natural catastrophe perils. Property also includes downstream energy and construction business. Within the downstream energy sector, covered occupancies include oil, gas, petrochemicals, chemical, power generation and utilities and process industries. Coverage is typically all risks and includes machinery breakdown and business interruption where required. The primary focus within the construction line is on major capital projects, placed on a direct or facultative subscription basis. The property business is mainly short-tail with premiums for reinsurance and direct and facultative business substantially earned within 12 months and premiums for lineslips and binding authorities mainly earned within 12 months of the expiry of the contract, however there are a minority of risks, particularly construction, with long-term policies. Gross premiums written on property business during the year ended December 31, 2016 were $317.1 million, including $40.4 million of treaty reinsurance.
Marine:    The main types of business within the marine class are hull, cargo, upstream energy, marine and energy liabilities and a book of business written on a treaty reinsurance basis. Hull consists primarily of ocean going vessels and covers worldwide risks on an all risks or total loss only basis together with yachts. Cargo consists of worldwide transits with a particular emphasis on oil cargo, project cargo, pre-launch satellite and space risks, specie, fine art and high value motor vehicles. Upstream energy covers a variety of oil and gas industry exploration and production risks. The marine and energy liability account provides cover for protection and indemnity clubs and a wide range of companies operating in the marine and energy sectors. Most business written is short-tail, enabling a quicker and more accurate picture of expected profitability than is the case for long-tail business, however the marine and energy liability account, which makes up $53.5 million of gross premiums written during the year ended December 31, 2016, is the primary long-tail business in this class. Gross premiums written on marine business during the year ended December 31, 2016 were $261.9 million.
Specialty:    This class consists of political lines (comprising marine & aviation war, political risks and political violence, including war on land), aviation direct, aviation treaty, financial lines, accident and health, and contingency. With the exception of aviation treaty, most of the business within the specialty class is written on a direct or facultative basis or under a binding authority through a coverholder. Gross premiums written on specialty business during the year ended December 31, 2016 were $391.7 million.
Political Lines:    The marine and aviation political lines account covers physical damage to aircraft and marine vessels caused by acts of war and terrorism. The political risk account deals primarily with expropriation, contract frustration/trade credit, kidnap and ransom, and malicious and accidental product tamper. The political violence account mainly insures physical loss to property or goods anywhere in the world, caused by war, terrorism or civil unrest. This class is often written in conjunction with cargo, specie, property, upstream energy, contingency and political risk. The period of the risks can extend up to 36 months and beyond. Gross premiums written on political lines business during the year ended December 31, 2016 were $191.6 million.
Aviation:    The aviation account insures major airlines, airport operations, aviation products and airports, general aviation, satellites and a book of business written on a treaty reinsurance basis. The coverage includes excess of loss treaties with medium to high attachment points. Gross premiums written on aviation business during the year ended December 31, 2016 were $84.8 million.
Financial Lines:    Talbot’s financial lines team underwrites bankers blanket bond, commercial crime, computer crime, cyber- crime, professional indemnity and directors’ and officers’ coverage for various types of financial institutions and similar companies. The team also provides professional indemnity, directors’ and officers’ and cyber liability coverage to a more general selection of commercial clients. Bankers blanket bond and commercial crime insurance products are specifically designed to protect against direct financial loss caused by fraud/criminal actions and to mitigate the damage such activities may have on the asset base of the insured. Computer crime insurance protects against the misappropriation of funds and assets via the insured’s computer system. Professional indemnity insurance protects businesses in the event that legal action is taken against them by third parties claiming a breach of professional duty. Directors’ and officers’ insurance protects the personal liability of directors and officers or policyholder costs for indemnification arising out of an alleged breach of a fiduciary duty. The financial lines account is on a claims made basis; however, it is deemed to be longer tail business due to claims development patterns. Gross premiums written on financial lines business for the year ended December 31, 2016 were $50.5 million.
Accident and Health:    The accident and health account provides insurance in respect of individuals in both their personal and business activity together with corporations where they have an insurable interest relating to death or disability of employees or those under contract. Gross premiums written on accident and health business during the year ended December 31, 2016 were $29.3 million.
Contingency:    The main types of covers written under the contingency account are event cancellation, non-appearance and prize indemnity business. Gross premiums written on contingency business during the year ended December 31, 2016 were $35.4 million.
Western World
On October 2, 2014, the Company acquired all of the outstanding shares of Western World, a U.S. based specialty excess and surplus lines insurance company. The acquisition provided the Company with enhanced access to the specialty U.S. commercial insurance market, the world’s largest short-tail market, complementing the Company’s existing market positions in both Bermuda reinsurance and the Lloyd’s marketplace and increasing the Company’s ability to leverage operational strengths in short-tail classes of business. In addition, the acquisition improves the Company’s ability to manage (re)insurance cycles.
Western World primarily insures small to medium size commercial and institutional risks covering general liability, professional liability, product liability, miscellaneous malpractice and property classes through three wholly owned insurance subsidiaries: Western World Insurance Company (“WWIC”), Tudor Insurance Company (“Tudor”) and Stratford Insurance Company (“Stratford”). WWIC, Tudor and Stratford are domiciled in New Hampshire. WWIC operates as a surplus lines insurer in all U.S. jurisdictions other than New Hampshire. Tudor is licensed as a domestic surplus lines insurer in New Hampshire and is authorized to conduct business as a surplus lines insurer in all other U.S. jurisdictions. Stratford is an admitted insurer in 50 U.S. jurisdictions.
The following are the primary lines in which Western World conducts its business. Details of gross premiums written by line of business are provided below:

	Years Ended December 31,
	2016		2015		2014 (a)
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$94,440	29.2%	$53,018	19.0%	$9,983	15.3%
Liability	228,780	70.8%	225,486	81.0%	55,252	84.7%
Total	$323,220	100.0%	$278,504	100.0%	$65,235	100.0%

(a)	The results of Western World have been included in the Company’s consolidated results from the October 2, 2014 date of acquisition.
Property:    This class consists of building, business personal property, and business income (with or without extra expense) coverages, including catastrophe, for small to medium size commercial habitational, industrial, service, and mercantile risks. Gross premiums written on property lines during the year ended December 31, 2016 were $94.4 million.
Liability:    This class consists of general liability, professional liability, product liability, and miscellaneous malpractice occurrence-based coverage for contractors, dwellings, special events, manufacturers, social workers, drug clinics and exercise and health facilities. Coverage is also provided on a claims-made basis for lines such as directors’ and officers’ and errors and omissions liability for small to medium size enterprises and financial institutions. Gross premiums written on liability lines during the year ended December 31, 2016 were $228.8 million.
AlphaCat
AlphaCat Managers Ltd. (“AlphaCat Managers”) is an asset manager that leverages the Company’s underwriting and analytical expertise primarily for third party investors. Validus Re also has a direct investment in certain AlphaCat funds and sidecars. As an asset manager, AlphaCat Managers’ primary sources of income are management and performance fees.
The AlphaCat segment is a core element of the Company’s strategy to expand in capital markets activities by participating in the market for ILS. ILS are financial instruments, the fundamental value of which is determined by insurance losses caused primarily by natural catastrophes such as major earthquakes and hurricanes. As such, the returns on ILS are generally uncorrelated with the overall financial markets, making ILS an attractive asset class for capital markets investors. AlphaCat leverages the Company’s extensive business sourcing, underwriting, research and analytic capabilities to construct ILS portfolios subject to prudent risk constraints.
AlphaCat investors access this uncorrelated asset class through various AlphaCat funds and sidecars that participate in the market via AlphaCat Reinsurance Ltd. (“AlphaCat Re”), a Bermuda provider of fully collateralized property catastrophe and specialty reinsurance and retrocession capacity and AlphaCat Master Fund Ltd. (“AlphaCat Master Fund”), a Bermuda investment fund investing in reinsurance related capital markets transactions (collectively the “master funds”). AlphaCat Re also enters into transactions on behalf of third party investors on a direct basis whereby all of the risks and rewards of the underlying transactions are transferred to the investors using notes payable to AlphaCat investors. Furthermore, certain of the funds and direct third party investors purchase catastrophe bonds (“Cat bonds”) directly under instruction from AlphaCat Managers.
BetaCat investors access the market through the BetaCat funds that participate in the market via BetaCat Fund Ltd., a Bermuda investment fund exclusively invested in Cat bonds. Cat bonds purchased by BetaCat are principal-at-risk variable rate notes and other event-linked securities focused on property and casualty risks and issued under Rule 144A of the Securities Act of 1933, as amended, following a passive buy-and-hold investment strategy.
The Company is considered to be the primary beneficiary of the AlphaCat master funds, the AlphaCat sidecars, the AlphaCat ILS funds and the BetaCat ILS funds and therefore the Company is required to consolidate these entities. For further details, refer to Notes 2 and 9 to the Consolidated Financial Statements, “Basis of preparation and consolidation,” and “Variable interest entities,” respectively, in Part II, Item 8.
As at December 31, 2016, the AlphaCat segment included the AlphaCat master funds, the AlphaCat sidecars, the AlphaCat ILS funds and a BetaCat ILS fund.

The following are the primary financial indicators for the AlphaCat segment:
Assets under management (“AUM”): AUM represents total assets managed by AlphaCat Managers on behalf of third party and related party investors. AUM includes the assets of the AlphaCat sidecars, the AlphaCat ILS funds, the BetaCat ILS funds and direct third-party investors. AUM as at January 1, 2017 was $2.7 billion.

	Assets Under Management
	January 1,
(Dollars in thousands)	2017	2016
Third party	$2,498,597	$2,059,519
Related party	242,715	326,643
Total	$2,741,312	$2,386,162
Revenues: Revenues represent management and performance fees earned on third party and related party AUM. Third party fee income for the year ended December 31, 2016 was $18.8 million. Related party fee income for the year ended December 31, 2016 was $3.3 million.

	Revenues
	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Third party	$18,771	$19,661	18,667
Related party	3,329	5,309	7,467
Total	$22,100	$24,970	$26,134
Investment income from AlphaCat funds and sidecars: Investment income from AlphaCat funds and sidecars represents the Company’s proportional share of income earned by the various AlphaCat funds and sidecars. Investment income from AlphaCat funds and sidecars for the year ended December 31, 2016 was $20.6 million.

	Investment income from AlphaCat funds and sidecars (a)
	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Investment income from AlphaCat funds and sidecars	$20,579	19,176	$21,485

(a)	The investment income from the AlphaCat funds and sidecars is based on equity accounting.
Gross premiums written: Gross premiums written represent premiums written by AlphaCat Re on behalf of the AlphaCat funds and sidecars and direct third-party investors. Gross premiums written for the year ended December 31, 2016 were $270.4 million.

	Gross Premiums Written
	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Gross premiums written	$270,402	$176,126	$126,785

Enterprise Risk Management
Risk Management Framework: The Company believes in having a culture that embraces sound risk management practices at all levels of the organization. We have therefore implemented an Enterprise Risk Management (“ERM”) framework (the “Framework”) that is aligned with the Company’s culture and responds to the needs of the business. The Framework has been established to identify, assess, quantify and manage risks and opportunities. In particular it is designed to:

•	Establish the principles by which the Company can evaluate the risk/reward trade-offs associated with key strategic and tactical decisions.

•	Establish a risk governance structure that, in respect of all activities related to ERM, operates with clearly defined roles and responsibilities.

•	Establish minimum requirements that must be met by each of the Company’s segments.

•	Identify and assess all risks and causes of risks arising out of the Company’s strategic initiatives, internal processes and external environment.

•	Establish a set of responses to manage the Company’s risks within its stated risk appetite and risk tolerances.

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
The Company’s Board of Directors has established a separate Risk Committee (“RC”) that is governed by a charter which is updated and reviewed periodically by the Board of Directors. The RC is responsible for, among other things, approving the Framework, working with management to ensure ongoing, effective implementation of the Framework and reviewing the Company’s specific risk limits as defined in the Framework, including limits related to major categories of risk. The implementation of risk policies and oversight of risk management is the responsibility of the Group Risk Management Committee (“GRMC”). The GRMC reports to the RC and is governed by a charter that is reviewed and approved annually by the RC. The GRMC also has two subcommittees, the Model Risk Subcommittee and the Operational Risk Subcommittee, both of which are governed by charters that are reviewed annually by the RC. Various risk policies are in place to facilitate consistent risk assessment across the Company and to ensure that strategic business decisions are supported by effective modeling and analysis.
Risk Appetite: The Company’s risk appetite is expressed through a series of qualitative and quantitative statements, principles, limits, and tolerances that, in the aggregate, convey the Company’s risk and reward preferences and set the risk parameters within which the Company and its segments operate. The risk appetite is proposed by management and approved by the Board of Directors.
The significant quantitative measures include meeting minimum returns on capital and risk-adjusted capital over a full insurance industry cycle, managing the probability of break-even or better, meeting or exceeding budgeted net income over a calendar year, and managing the probability of losing specified percentages of shareholders’ equity in a calendar year. They also include probability thresholds in respect of maintaining a buffer above regulatory and rating agency capital levels.
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
Exposure Management: In order to manage the assumption of insurance risk, the Company has established risk limits through both qualitative and quantitative considerations, including market share, history of and expertise in a class of business or jurisdiction, transparency and symmetry of available information, reliability of pricing models and availability and cost of reinsurance. These limits are reviewed at least annually and aligned to the overall risk appetite established by the Company’s Board of Directors. In addition, a group exposure management policy is in place to ensure appropriate and consistent risk assessment and aggregation of exposures that accumulate between the operating companies in the group.
Three tools are used to measure and manage exposures:

•	Absolute maximum limits - these are defined based on the underlying peril or coverage and include measures such as zonal aggregates, which convey the maximum contractual loss exposure.

•
Probable maximum loss - these are defined where probabilistic event sets exist for underlying perils and are established for most natural catastrophe, aviation and upstream energy coverage, and convey an extreme but likely loss exposure.

•	Realistic disaster scenarios (“RDSs”) - these are either prescribed by third parties or developed internally and convey a more intuitive view of potential loss outcomes.
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
Underwriting Risk Management
The Company’s underwriters manage risk by monitoring a number of qualitative and quantitative indicators. Our in-house pricing platform, VCAPS, provides reinsurance underwriters with a real-time view of the risk-adjusted profitability of each account. This allows them to examine the effects of contract terms and conditions as well as analyze the contribution of a contract to our overall risk capital and its impact on the projected incurred loss for one of our key stress scenarios. The Company’s insurance operations also use sophisticated pricing platforms. Talbot maintains a suite of pricing models for the direct and facultative underwriting teams that includes VCAPS and other proprietary models, as well as models licensed from third parties. Western World is also able to leverage VCAPS for real-time, location level catastrophe pricing, and also utilizes proprietary and vendor developed rating tools through the Western World Integrated Platform (“WWIP”). The Company believes that giving our underwriters the tools to make sound decisions is critical to our long-term success. To that end, we strive to create an environment that promotes close cooperation between our underwriting, catastrophe modeling, risk, claims, and actuarial functions.

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
All of the companies managed by AlphaCat are subject to investment or underwriting guidelines. These guidelines are established in the offering documentation of each AlphaCat company. AlphaCat manages investment portfolios in accordance with guidelines, which are subject to oversight by the respective company’s board of directors.  AlphaCat leverages the Company’s underwriting and analytical resources. However, all investment and underwriting decisions are ultimately made by AlphaCat. When services are provided to AlphaCat by the Company’s underwriting teams, the relevant underwriting risk management framework outlined in this section applies.
Use of Models
A pivotal factor in determining whether to found and fund the Company was the opportunity for differentiation based upon superior risk management expertise; specifically, managing catastrophe risk and optimizing our portfolio to generate attractive returns on capital while controlling our exposure to risk, and assembling a management team with the experience and expertise to do so. The Company’s proprietary models are updated to reflect the latest science and data for the given peril-region of interest. This has enabled the Company to gain a competitive advantage over those reinsurers who rely exclusively on commercial models for pricing and portfolio management. The Company has made a significant investment in expertise in the risk modeling area to capitalize on this opportunity. The Company has assembled an experienced group of professional experts with a wide range of advanced degrees in the physical sciences/mathematics who are operating in an environment designed to enable them to use their expertise as a competitive advantage. While the Company uses both proprietary and commercial probabilistic models, catastrophe risk is ultimately subject to absolute aggregate limitations as discussed above.
Commercial Vendor Models: The Company licenses two major commercial vendor models (RMS and AIR) to assess the adequacy of risk pricing and to monitor its overall exposure to risk in correlated geographic zones for various natural catastrophe perils. The vendor models provide information that enables the Company to aggregate exposures by correlated event loss scenarios, which are probability-weighted. This enables the generation of exceedance probability curves for the portfolio and major geographic areas. All models have their strengths and weaknesses; our internal research efforts target a greater understanding of, and if necessary, changes to frequency and severity for key peril-regions.
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
VCAPS uses the output of catastrophe models to generate a 100,000-year simulation set, which is used for both pricing and risk management. This approach allows more precise measurement and pricing of risk given the underlying exposures. The two primary benefits of this approach are:

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
For further details on gross premiums written allocated by the territory of coverage exposure refer to Note 26 to the Consolidated Financial Statements, “Segment Information,” in Part II, Item 8.
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
When Validus Re buys retrocessional coverage on an indemnity basis, payment is for an agreed upon portion of the losses actually suffered. In contrast, when Validus Re buys an ILW cover, which is a reinsurance contract in which the payout is dependent on both the insured loss of the policy purchaser and a measure of the industry-wide loss, payment is made only if both Validus Re and the industry suffer a loss, as reported by one of a number of independent agencies, in excess of specified threshold amounts.

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
The type, quantity and cost of cover of the proposed reinsurance program is reviewed by the Chief Executive Officer (“CEO”) of the Talbot group, and ultimately authorized by the Talbot Underwriting Ltd. (“TUL”) Board.
All reinsurance contracts arranged are authorized for purchase by the Talbot CEO. Slips are developed prior to inception to ensure that optimum cover is achieved. After purchase, cover notes are reviewed by the relevant class underwriters and presentations are made to all underwriting staff to ensure they are aware of the boundaries of the cover.
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
Currently, our largest broker relationships, as measured by gross premiums written, are with Marsh & McLennan Companies, Inc., Aon Benfield Group Ltd. and Willis Towers Watson plc. The following table sets forth the Company’s gross premiums written by broker:

	Gross Premiums Written
	Year Ended December 31, 2016
(Dollars in thousands)	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	% of Total
Name of Broker
Marsh & McLennan Companies, Inc.	$478,199	$183,669	$255	$100,098	$21	$762,242	28.8%
Aon Benfield Group Ltd.	243,947	126,600	271	79,163	(19,855)	430,126	16.2%
Willis Towers Watson plc	189,313	118,092	305	66,954	(1,883)	372,781	14.1%
Sub-total	911,459	428,361	831	246,215	(21,717)	1,565,149	59.1%
All Others/Direct	199,595	542,341	322,389	24,187	(4,956)	1,083,556	40.9%
Total	$1,111,054	$970,702	$323,220	$270,402	$(26,673)	$2,648,705	100.0%

Reserve for Losses and Loss Expenses
For insurance and reinsurance companies, a significant judgment made by management is the estimation of the reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated incurred liability for both reported and unreported claims.
Loss reserves are established due to the significant periods of time that may lapse between the occurrence, reporting and payment of a loss. To recognize liabilities for unpaid losses and loss expenses, the Company estimates future amounts needed to pay claims and related expenses with respect to insured events. The Company’s reserving practices and the establishment of any particular reserve reflects management’s judgment concerning sound financial practice and does not represent any admission of liability with respect to any claim. Unpaid losses and loss expense reserves are established for reported claims (“case reserves”) and incurred but not reported (“IBNR”) claims. For information regarding the Company’s unpaid losses and loss expense reserves on both a gross and net basis see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loss Reserves.”
The nature of the Company’s high excess of loss and catastrophe business can result in loss expenses and payments that are both irregular and significant. Such losses are part of the normal course of business for the Company. Adjustments to reserves for individual years can also be irregular and significant. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to extrapolate future redundancies or deficiencies based upon historical experience. See Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements.”
During the fourth quarter of 2016, the Company adopted Accounting Standards Update 2015-09, “Financial Services - Insurance (Topic 944) - Disclosures about Short-Duration Contracts” issued by the United States Financial Accounting Standards Board (“FASB”), which enhance the annual disclosures relating to the Company’s reserves for losses and loss expenses. For further information regarding the Company’s reserves for losses and loss expenses refer to Note 14 to the Consolidated Financial Statements, “Reserve for losses and loss expenses,” in Part II, Item 8, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates,” and Part I, Item 1A, “Risk Factors.”
Investment Management
The overriding goal of our investment management is capital preservation, such that the assets of the Company are invested to provide for the timely payment of all contractual obligations of policyholders and creditors, ensuring our ability to underwrite future business and to satisfy all regulatory and rating agency requirements. We aim to achieve these objectives through a clearly defined process that is driven by the enterprise-wide risk and capital position of the Company to ensure assets are invested in accordance with our defined financial objectives and risk tolerances. Our approach considers the joint impact of underwriting and investment risks to the Company, in the context of clear prioritization of underwriting needs and opportunities. As such, we structure our investment portfolio to support policyholder reserves and contingent risk exposures with a liquid portfolio of high quality fixed-income investments with a comparable duration profile.
The Board of Directors, advised by our Finance Committee, Chief Financial Officer and Chief Investment Officer, oversees our investment strategy and has established the Company’s Investment Policy Statement (“IPS”). The IPS provides a framework for the management and oversight of the Company’s managed investment portfolio (“managed investments”), which excludes investments held in support of consolidated AlphaCat VIEs (“non-managed investments”). The purpose of the IPS is to:

•	Communicate and align the Company’s investment philosophy and goals;

•	Provide transparency regarding investment policies, procedures and controls;

•	Set expectations and priorities of our third party investment managers;

•	Establish a framework for integrating investment management into our overall ERM process;

•	Mandate our investment parameters, including permissible asset classes and portfolio constraints, and governance structure for portfolio oversight and management;

•	Establish formalized criteria to measure, monitor, and evaluate investment performance and risk exposures on a regular basis; and

•	Ensure assets are invested in accordance with the overall financial goals and risk tolerances of the Company.
The IPS is updated annually or as otherwise appropriate to reflect changes to the Company, the economy, the regulatory environment or other factors.

Claims Management
Claims management includes the receipt of initial loss notifications, generation of appropriate responses to claim reports, identification and handling of coverage issues, determination of whether further investigation is required and, where appropriate, retention of legal representation, establishment of case reserves, approval of loss payments and notification to brokers and reinsurers.
Our claims departments are responsible for the investigation, evaluation and, if validated, efficient payment of claims. We maintain claims handling guidelines and reporting and control procedures across all of our claims departments. Our primary objective is to ensure that each claim is evaluated, processed and appropriately documented in a timely and efficient manner and to retain information relevant to the management of the claim.
For business written in the Lloyd’s market, claims handling and case reserves are established in accordance with the applicable “Lloyd’s Claims Scheme” and “Lloyd’s Claims Management Principles and Minimum Standards.”
Competition
The insurance and reinsurance industries are highly competitive. We compete with major U.S., Bermuda, European and other international insurers and reinsurers and certain underwriting syndicates and insurers. We encounter competition in all of our classes of business but there is less competition in those of our lines where we are a specialist underwriter. The Company competes with insurance and reinsurance providers such as:

•
Allied World Assurance Company Holdings, Limited., Arch Capital Group, Limited., Argo Group International Holdings, Ltd., Aspen Insurance Holdings Limited, AXIS Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group Limited and RenaissanceRe Holdings Ltd.;

•	MS Amlin plc, Beazley plc, Brit plc, Hiscox Ltd., Novae Group plc and others in the Lloyd’s market;

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
Bermuda
General: The Insurance Act 1978 and its related regulations (the “Insurance Act”) regulates the Company’s operating insurance subsidiaries in Bermuda as well as the insurance group, the Validus Holdings Group, which the Bermuda Monetary Authority (the “BMA”) is the group supervisor of. The Company has five Bermuda licensed insurance subsidiaries: Validus Reinsurance, Ltd., a Class 4 insurer; Validus Reinsurance (Switzerland) Ltd (Bermuda Branch), a Class 4 insurer; IPCRe Limited (“IPCRe”), a Class

3A insurer; AlphaCat Reinsurance Ltd., a Class 3 insurer; and Mont Fort Re Ltd., a Class 3 insurer. The Company also has two Bermuda-based insurance subsidiaries, AlphaCat Re 2011, Ltd. and AlphaCat Re 2012, Ltd., each licensed as a Special Purpose Insurer (“SPI”) under the Insurance Act and one licensed insurance manager, AlphaCat Managers Ltd. The summary below is limited to Class 3, 3A and 4 insurers and insurance groups.
Annual Requirements: Class 3, 3A and 4 insurers’ significant requirements include: the appointment of an approved independent auditor; the appointment of a principal representative in Bermuda; maintenance of a principal office in Bermuda; the appointment of a loss reserve specialist; the filing of annual Statutory Financial Returns; the filing of annual GAAP financial statements; the filing of an annual Capital and Solvency Return; compliance with minimum enhanced capital requirements; and compliance with the Insurance Code of Conduct. Class 3A and 4 insurers must also maintain their head office in Bermuda.
Statutory Financial Return: The statutory financial return for Class 3 insurers includes the statutory financial statements, and among other items, an auditor’s report, a cover sheet, a general business solvency certificate in relation to any general business undertaken, statutory declaration, statement of changes of control, own risk statement, underwriting analysis, schedule of segregated accounts where applicable, the opinion of the loss reserve specialist and a special purpose business solvency certificate in relation to any special purpose business undertaken.
The statutory financial return for Class 3A and 4 insurers includes the statutory financial statements, and among other items, an auditor’s report and an insurer information sheet. Class 3, 3A, and 4 insurers are also required to submit a declaration of compliance to the BMA together with the statutory financial statements. In addition, Class 3A and 4 insurers are required to file a capital and solvency return in respect of their general business which include, amongst other items, the regulatory risk based capital model, the opinion of the loss reserve specialist, commercial insurer solvency self-assessment, catastrophe risk return, reconciliation of net loss reserves or schedule of loss triangles and an eligible capital and operational risk assessment.
GAAPs: Class 3A and 4 insurers must prepare and submit, on an annual basis, audited financial statements, including notes, prepared under GAAP standards (“GAAP Financial Statements”). The GAAP Financial Statements must be audited annually by the insurer’s approved auditor who must prepare an auditor’s report in accordance with generally accepted auditing standards. The insurer is required to file with the BMA annually the audited GAAP Financial Statements within four months from the end of the relevant financial year (unless specifically extended) which are published by the BMA on its website.
Minimum Solvency Margins: The value of the general business assets of licensed insurers must exceed the amount of its general business liabilities by an amount greater than its prescribed minimum solvency margin (“MSM”). The MSM for a Class 4 insurer is the greater of (i) $100.0 million, or (ii) 50% of net premiums written (with a deduction for reinsurance premiums ceded not exceeding 25% of gross premiums written) or (iii) 15% of aggregate net loss and loss expense provisions and other insurance reserves, or (iv) 25% of the enhanced capital requirement. The MSM for a Class 3 & 3A insurer is the greater of (i) $1.0 million, or (ii) 20% of the first $6.0 million of net premiums written or where net premiums written exceed $6.0 million, $1.2 million plus 15% of net premiums written in excess of $6.0 million, or (iii) 15% of aggregate net loss and loss expense provisions and other insurance reserves, or (iv) in the case of Class 3A insurers only 25% of the insurer’s enhanced capital requirement.
Enhanced Capital Requirement: Class 3A and 4 insurers are required to maintain available statutory economic capital and surplus with respect to its general business at an amount that is equal to or exceeds the value of the enhanced capital requirement (“ECR”) which is calculated at the end of its relevant year by reference to the Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal capital model, provided that the ECR must always equal or exceed the MSM. The BMA expects Class 3A and 4 insurers to operate at or above a target capital level (“TCL”) which exceeds the insurer’s ECR. The TCL for a Class 3A and 4 insurer is set at 120% of its ECR.
Minimum Liquidity Ratio: The Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities.
Restrictions on Dividends and Distributions: A Class 3A and 4 insurer must not declare or pay any dividends of more than 25% of its total statutory capital and surplus as shown on its previous financial year statutory balance sheet, unless at least seven days before payment of the dividend it files with the BMA an affidavit confirming that it will continue to meet its relevant margins following such dividend payment. If it failed to meet any of its relevant margins on the last day of any financial year, a Class 3, 3A and 4 insurer shall not, without the approval of the BMA, declare or pay any dividends during the next financial year. In addition, Class 3, 3A and 4 insurers must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous year’s financial statements, by 15% or more. Furthermore, under the Companies Act, a Bermuda company may only declare or pay a dividend, or make a distribution out of contributed surplus as the case may be, if the company has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than its liabilities.

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
Group Supervision: The BMA may, in respect of an insurance group, determine whether it is appropriate for it to be the group supervisor of that group. For purposes of the Insurance Act, an insurance group is defined as a group of companies that conducts insurance business. Where the BMA determines that it is the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the “designated insurer” in respect of that insurance group and it shall give written notice to the designated insurer and other competent authorities that it is the group supervisor. The BMA is the group supervisor of the Validus Holdings Group and has designated Validus Reinsurance, Ltd. as the “designated insurer” of the group. The designated insurer is required to ensure that the Validus Holdings Group complies with the provisions of the Insurance Act pertaining to groups comprising primarily the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011 and Insurance (Group Supervision) Rules 2011 (together, “Group Rules”).
Group Annual Requirements: Every insurance group is required to submit consolidated audited financial statements prepared under International Financial Reporting Standards or any GAAP recognized by the BMA, submit an annual group statutory financial return and a group capital and solvency return including the annual group actuarial opinion. The designated insurer is required to ensure that the group appoints an actuary approved by the BMA to provide an opinion on the insurance group’s insurance technical provisions in accordance with the Group Rules. In addition to the annual filings every insurance group is required to prepare and file quarterly financial returns for the first, second and third financial quarters. The quarterly financial return comprises unaudited consolidated group financial statements, a schedule of material intra-group exposures and risk concentrations.
Group Solvency Margin: An insurance group must ensure that the value of the insurance group’s total statutory economic capital and surplus calculated in accordance with the Group Rules exceeds the aggregate of: (i) the aggregate MSM of each qualifying member of the group controlled by the parent company; and (ii) the parent company’s percentage shareholding in the member multiplied by the member’s MSM, where the parent company exercises significant influence over a member of the group but does not control the member (the “Group MSM”). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered.
Group Enhanced Capital Requirements: Insurance groups are required to maintain available statutory economic capital and surplus to an amount that is equal to or exceeds the value of its group enhanced capital requirement (“Group ECR”) which is calculated at the end of its relevant year by reference to the Group BSCR model or an approved internal capital model provided that the Group ECR shall at all times be an amount equal to or exceeding the Group MSM.
Eligible Capital: To enable the BMA to better assess the quality of an insurer’s capital resources, Class 3A and 4 insurers and insurance groups must maintain available statutory capital and surplus in accordance with a ‘3 tiered capital regime’. All capital instruments are classified as either basic or ancillary capital which in turn are classified into one of three tiers (Tiers 1, 2 and 3) based on their loss absorbency and other characteristics (“Tiered Capital Requirements”). Eligibility limits are then applied to each tier in determining the amounts eligible to cover regulatory capital requirement levels. The highest capital is classified as Tier 1 Capital; lesser quality capital is classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to satisfy the Class 3A and 4 insurers’ MSM and ECR requirements and Group’s MSM and Group’s ECR requirements.
Public Disclosures: Commercial insurers and insurance groups are required to prepare and publish, on an annual basis, a Financial Condition Report (“FCR”). The FCR provides details of measures governing the business operations, corporate governance framework, solvency and financial performance.
BMA’s Powers of Investigation, Intervention and Obtaining Information: The BMA may require a registered person or a designated insurer to provide such information the BMA may reasonably require with respect to matters that are likely to be material to the performance of its functions under the Insurance Act. In addition, it may require such person’s or designated insurer’s auditor, underwriter, accountant or any other person with relevant professional skill to prepare a report on any aspect pertaining thereto. The BMA has certain powers of investigation relating to insurers and insurance groups which it may exercise in the interest of such insurer’s policyholders or potential policyholders. The BMA has certain powers of intervention relating to registered persons including insurers, if amongst other things, there is any significant risk of insolvency or risk of not being able to meet its policyholders’ obligations, or a breach of the Insurance Act or the registered person’s license conditions or a registered insurer is in breach of its ECR.
The BMA has the power to assist foreign regulatory authorities which have requested assistance in connection with inquiries being carried out by it or on its behalf in certain circumstances.

Shareholder Controller and other Notifications: Under the Insurance Act each shareholder controller or prospective shareholder controller will be responsible for notifying the BMA in writing if the shareholder controller becomes a controller, directly or indirectly, of 10%, 20%, 33% or 50% (“shareholder controller”) of the Company or any of its insurance subsidiaries . Such notification must be made within 45 days of the acquisition in respect of the Company or Validus Re, and either in advance or no later than 45 days after the acquisition, in respect of the Company’s other insurance subsidiaries depending upon the insurer to which the notification relates.
In addition, where a shareholder controller reduces its shareholding to or past such noted shareholding thresholds in any of the Company’s Class 3A or Class 4 insurance subsidiaries such shareholder controller must notify the BMA either in advance or no later than 45 days after the reduction or disposal depending upon the insurer to which the notification relates. The BMA may serve a notice of objection on any controller of the Company’s Bermuda insurance subsidiaries if it appears to the BMA that the person is not or is no longer a fit and proper person to be such a controller.
The Company’s Bermuda insurance subsidiaries are required to notify the BMA in writing in the event of any person becoming or ceasing to be a controller of the insurer. A controller includes a managing director or a chief executive of the insurer or of another company of which it is a subsidiary, or any other person in accordance with whose directions or instructions the directors or controllers of the insurer or a company of which the insurer is a subsidiary are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise a significant influence over the management of the insurer or a company of which the insurer is a subsidiary pursuant to the provisions of the Insurance Act. In addition an insurer and a designated insurer in respect of the parent company of the insurance group is required to notify the BMA in the event of any person becoming or ceasing to be an officer of the insurer or of the parent company of the group. An officer includes a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.
Material Change Notifications: All insurers are required to give 30 days’ notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. Designated insurers are also required to give notice to the BMA if any member of its group intends to give effect to certain material changes within 30 days of such material change taking effect.
United States
General: Western World’s operating subsidiaries are domiciled in the state of New Hampshire. Western World Insurance Company operates as a surplus lines insurer in all U.S. jurisdictions other than New Hampshire. Tudor Insurance Company is licensed as a domestic surplus lines insurer in New Hampshire and is authorized to conduct business as a surplus lines insurer in all other U.S. jurisdictions. Stratford Insurance Company operates as an admitted insurer in 50 U.S. jurisdictions. Talbot operates within the Lloyd’s insurance market through Syndicate 1183, and Lloyd’s operations are subject to regulation in the United States in addition to being regulated in the United Kingdom, as discussed further below. The Lloyd’s market is licensed to engage in insurance business in Illinois, Kentucky and the U.S. Virgin Islands and operates as an eligible excess and surplus lines insurer in all states and territories except Kentucky and the U.S. Virgin Islands. Validus Reaseguros, Inc. and Validus Specialty Underwriting Services, Inc. are licensed reinsurance intermediaries in Florida and New York, respectively. Validus Re America (New Jersey) Inc. is a licensed reinsurance intermediary in New Jersey and New York.
Much of state insurance regulation follows model statutes or regulations developed or amended by the National Association of Insurance Commissioners (“NAIC”) which is governed by the chief insurance regulators of each U.S. jurisdiction. Through the NAIC, state insurance regulators establish standards, best practices and coordinate regulatory oversight.
Holding Company Regulation: Western World’s operating subsidiaries are subject to the insurance holding company laws of the state of New Hampshire. These regulations generally provide that each insurance company in the system is required to register with the state insurance department and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and reasonable and notice to the state insurance department is required prior to the consummation of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without prior approval from the state insurance department, or its failure to disapprove after receiving notice. The holding company acts also prohibit any person from directly or indirectly acquiring control of a U.S. insurance company unless that person has filed an application with specified information with the insurance company’s domiciliary commissioner and has obtained the commissioner’s prior approval. Under most states’ statutes, including New Hampshire, acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted. Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of the voting securities a U.S. insurance company without the prior approval of the commissioner will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the commissioner or prohibiting the voting of those securities, or to other actions that may be taken by the commissioner.

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
Enterprise Risk: The NAIC has increased its focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. “Enterprise risk” is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. As noted above, the NAIC recently adopted amendments to its Model Insurance Holding Company System Regulatory Act and Regulation, which include, among other amendments, a requirement for the ultimate controlling person to file an enterprise risk report. In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. If and when the ORSA Model Act is adopted by a particular state, the ORSA Model Act would impose more extensive filing requirements on parents and other affiliates of domestic insurers.
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
Statutory Accounting Practices established by the NAIC and adopted, in part, by the New Hampshire insurance regulator, determine, among other things, the amount of statutory surplus and statutory net income of Western World’s insurance company subsidiaries and thus determine, in part, the amount of funds they have available to pay dividends.
Restrictions on Dividends and Distributions: The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company’s state of domicile. Generally, such laws limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are “extraordinary” and are subject to prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. Refer to Note 27 to the Consolidated Financial Statements, “Statutory and regulatory requirements,” in Part II, Item 8.
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
Credit for Reinsurance: Certain provisions of the Dodd-Frank Act, which became effective on July 21, 2011, provide that only the state in which a primary insurer is domiciled may regulate the financial statement credit for reinsurance taken by that primary insurer. U.S. domiciled ceding companies typically receive full credit for outwards reinsurance protections in their statutory financial statements with respect to liabilities ceded to admitted U.S. domestic reinsurers. However, most states in the U.S. do not confer full credit for outwards reinsurance protections for liabilities ceded to non-admitted or unlicensed reinsurers, unless the reinsurer specifically collateralizes its obligations to the ceding company or is an authorized or trusteed reinsurer in the ceding company’s state of domicile through the establishment of a Multi-Beneficiary Reinsurance Trust (“MBRT”).
In December 2014, Validus Reinsurance, Ltd. established a MBRT to collateralize its (re)insurance liabilities associated with and for the benefit of U.S. domiciled cedants, and was approved as a trusteed reinsurer in the State of New Jersey. As a result, cedants domiciled in that state will receive automatic credit in their regulatory filings for the reinsurance provided prospectively by the Company. Following the approval by the State of New Jersey, the Company submitted applications in most other U.S. states and territories, respectively, to become a trusteed reinsurer. As of December 31, 2016, Validus Reinsurance, Ltd. was approved as a trusteed reinsurer in 48 states as well as Puerto Rico and the District of Columbia. In addition, Validus Re Swiss established a MBRT in December 2015 and was approved as a trusteed reinsurer in 44 states as well as Puerto Rico and the District of Columbia as of December 31, 2016. It is our intention over time to transition U.S. domiciled cedants with outstanding letters of credit to the MBRT and therefore reduce our reliance on letters of credit. Through Lloyd’s, Talbot is also an accredited reinsurer in all states and territories of the United States. Lloyd’s maintains various trust funds in the state of New York to protect its U.S. business and is therefore subject to regulation by the New York Department of Financial Services, which acts as the domiciliary department for Lloyd’s U.S. trust funds. There are deposit trust funds in other states to support Lloyd’s reinsurance and excess and surplus lines insurance business.
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
Other Regulations: AlphaCat Managers Ltd. is a licensed insurance manager and is registered as an investment adviser with the U.S. Securities and Exchange Commission under the U.S. Investment Advisers Act of 1940, as amended. AlphaCat Managers Ltd. is also registered as a “commodity pool operator” with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association.
United Kingdom
U.K. regulation of insurance is provided for by the Financial Services and Markets Act 2000 and operated, following the Financial Services Act 2012, by two focused regulators; the Financial Conduct Authority (“FCA”) and the Prudential Regulation Authority (“PRA”).
The FCA has a strong mandate for promoting confidence and transparency in financial services and gives greater protection for consumers of financial services. The PRA is responsible for the day-to-day supervision of financial institutions that are subject to significant prudential risk. It adopts a more judgment-based approach to regulation so that business models can be challenged, risks identified and action taken to preserve financial stability. The PRA also has an insurance objective of contributing to the securing of an appropriate degree of protection for those who are or may become policyholders.
In relation to insurance, the FCA and PRA both regulate insurers, insurance intermediaries and Lloyd’s itself. The FCA, PRA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated. To minimize duplication, there are arrangements with Lloyd’s for co-operation on supervision and enforcement.
Talbot’s underwriting activities are therefore regulated by both the FCA and PRA as well as being subject to the Lloyd’s “franchise” rules. All three have powers to remove their respective authorization for Talbot to manage Lloyd’s syndicates. Lloyd’s approves Syndicate 1183’s business plan annually as well as any subsequent material changes, together with the amount of capital (known as Funds at Lloyd’s or “FAL”) required to support that plan. Lloyd’s may require changes to any business plan presented to it or additional FAL to be provided to support the underwriting.
Talbot Risk Services Pte, Ltd. operates in Singapore and Australia to source business in the Far East and Australia. In Singapore, Talbot Risk Services Pte, Ltd. operates under the Lloyd’s Asia Scheme which permits underwriters to write Singaporean business and non-Singaporean business locally through service companies in Singapore. In Australia, Talbot Risk Services Pte, Ltd sources business from the local region and holds an Australian Financial Services License which is issued by Australian Securities & Investments Commission. Talbot Underwriting (MENA) Ltd. operates in Dubai to source business from the Middle East and North Africa and is regulated by the Dubai Financial Services Authority.
An EU directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II was adopted by the European Parliament in April 2009. Solvency II came into force on January 1, 2016. Insurers and reinsurers have been and continue to undertake a significant amount of work to ensure that they meet the new requirements and this may divert resources from other operational roles. The Lloyd’s Solvency II internal model, which covers all members at Lloyd’s, in aggregate, was approved by the PRA in December 2015. Talbot is currently in compliance with all Solvency II requirements.

Switzerland
Our Swiss reinsurance subsidiary, Validus Re Swiss, is a company limited by shares and headquartered in Zurich, Switzerland. Validus Re Swiss maintains a branch office in Bermuda, Validus Reinsurance (Switzerland) Ltd. (Bermuda Branch), a Class 4 insurer.
Regulation and Supervision: Validus Re Swiss obtained its reinsurance license from the Swiss Federal Office of Private Insurance (now the Swiss Financial Market Supervisory Authority or “FINMA”) in December 2006.
Under Swiss rules and regulations, Swiss reinsurance companies are generally subject to many, but not all, of the same provisions that apply to direct insurers, and include the following obligations:
Adequacy of Financial Resources: The minimum capital for the reinsurance license that Validus Re Swiss holds is CHF 10 million. In addition, Validus Re Swiss must maintain adequate solvency and disposable and unencumbered capital resources to cover its entire activities in accordance with solvency requirement as stipulated by Swiss insurance legislation.
Solvency is determined based on the Swiss Solvency Test (“SST”). Under this approach, a company’s capital is considered adequate if its risk bearing capital (“RBC”) exceeds its target capital (“TC”). RBC is defined as the difference between assets at a market-consistent value and discounted best estimated liabilities. TC is defined as the sum of a market value margin and the difference between the discounted one-year RBC and the current year RBC. The SST involves a sophisticated analysis to calculate the market-consistent valuation of all assets and liabilities with a methodological approach to risk categories (insurance risk, credit risk, etc.) subjecting them to scenario stress tests at a basic level in the context of the standard regulatory approach but, where appropriate, permitting the use of internal models in the overall management of risk, once such models are validated.
The SST is very close to the “Solvency II” standard of the European Union. On June 5, 2015, Switzerland was granted full equivalence by the European Commission in all three areas of Solvency II: solvency calculation, group supervision and reinsurance. This decision was the outcome of a detailed assessment conducted by the European Insurance and Occupational Pensions Authority (“EIOPA”).
For the SST all assets of Validus Re Swiss are considered.  There is no direct constraint on permitted investments since the provisions regarding assets linked to reserves in the Swiss insurance legislation do not apply to reinsurance firms. However, the use of derivative instruments is required to be fully considered as part of the risk management processes and limited to reducing investment or insurance risk or to secure investment efficiencies.
Annual Reporting and Disclosure: Validus Re Swiss is required to prepare an annual report at the end of each financial year on the solvency margins available, as well as an annual report on the calculation of target capital and on risk bearing capital. Validus Re Swiss also files a corporate report incorporating audited financial statements prepared in accordance with Swiss law and a supervisory report in the prescribed format.
In addition and as a result of the Solvency II equivalence achievement, effective January 1, 2016, FINMA implemented new supervisory regulations resulting in new reporting and disclosure requirements with the most important requirements for Validus Re Swiss being the following:
Own Risk and Solvency Assessment (“ORSA”): The new requirements provide that Swiss domiciled reinsurance companies must maintain a risk management framework and ORSA process which is defined in an internal “ORSA policy.” The ORSA policy must outline all the processes and procedures undertaken to identify, evaluate, monitor and manage risks during the course of business as well as the processes and procedures performed to determine capital adequacy. The ORSA process is required to be performed on a yearly basis and an ORSA report has to be submitted to FINMA no later than January 31 of each year.
Public Disclosure: The new legislation requires Swiss domiciled reinsurance companies to publish a report on their financial situation. Going forward, the report needs to be submitted to FINMA and made accessible to the public. It requires companies to provide details on their business activities, company results, corporate governance and risk management, risk profile, the valuation basis for assets and liabilities, capital and solvency.
Capital Structure and Dividends: Validus Re Swiss is funded by equity in the form of paid in share capital and share premium. Under Swiss corporate law as modified by insurance supervisory law, a non-life insurance company is obliged to contribute to statutory legal reserves a minimum of 20% of any annual profit up to 50% of statutory capital, being paid in share capital (or capital contribution reserves). Validus Re Swiss has been substantially funded by share premium, exceeding 50% of the company’s share capital. As of the date of this Annual Report, capital contribution reserves can be distributed to shareholders without being subject to withholding tax. However, the distribution of any dividend to shareholders remains subject to the approval of FINMA which has regard to the maintenance of solvency and the interests of reinsureds and creditors.

Employment Practices
The following table details our personnel by geographic location as at December 31, 2016:

Location	Validus Re	Talbot	Western World	AlphaCat	Corporate	Total	%
London, United Kingdom	—	284	—	—	66	350	39.5%
Parsippany, New Jersey	7	—	183	2	6	198	22.3%
Pembroke, Bermuda	69	—	—	10	57	136	15.3%
New York, New York	2	13	9	—	21	45	5.1%
Republic of Singapore	12	25	—	—	—	37	4.2%
Waterloo, Canada	1	—	—	—	28	29	3.3%
Miami, Florida	14	9	—	—	2	25	2.8%
Other U.S. locations	—	—	19	—	6	25	2.8%
Dubai, United Arab Emirates	—	12	—	—	—	12	1.4%
Santiago, Chile	—	8	—	—	—	8	0.9%
Toronto, Canada	—	—	—	—	6	6	0.7%
Sydney, Australia	—	6	—	—	—	6	0.7%
Zurich, Switzerland	6	—	—	—	—	6	0.7%
Shanghai, China	—	2	—	—	—	2	0.2%
Dublin, Ireland	1	—	—	—	—	1	0.1%
Total	112	359	211	12	192	886	100.0%
We believe our relations with our employees are excellent.
Executive Officers of the Company
The following table provides information regarding our executive officers and key employees as of February 23, 2017:

Name	Age	Position
Edward J. Noonan	58	Chairman of the Board of Directors and Chief Executive Officer of the Validus Group
Jeffrey D. Sangster	44	Executive Vice President and Chief Financial Officer
Peter Bilsby	47	Chief Executive Officer of the Talbot Group
Patrick Boisvert	43	Executive Vice President and Chief Accounting Officer
Kean D. Driscoll	43	Chief Executive Officer of Validus Reinsurance, Ltd.
John J. Hendrickson	56	Director of Strategy, Risk Management and Corporate Development
Andrew E. Kudera	57	Executive Vice President and Chief Actuary
Robert F. Kuzloski	53	Executive Vice President and General Counsel
Michael R. Moore	47	Executive Vice President and Chief Operating Officer
Romel Salam	50	Executive Vice President and Chief Risk Officer
Jonathan P. Ritz	49	Chief Executive Officer of Validus Specialty
Lixin Zeng	48	Chief Executive Officer of AlphaCat Managers Ltd.
Edward J. Noonan has been Chairman of our Board and the Chief Executive Officer of the Company since its formation. Mr. Noonan has over 30 years of experience in the insurance and reinsurance industry, serving most recently as the acting Chief Executive Officer of United America Indemnity Ltd. from February 2005 through October 2005 and as a member of the Board of Directors from December 2003 to May 2007. Mr. Noonan served as President and Chief Executive Officer of American Re-Insurance Company from 1997 to 2002, having joined American Re in 1983. Mr. Noonan also served as Chairman of Inter-Ocean Reinsurance Holdings of Hamilton, Bermuda from 1997 to 2002. Prior to joining American Re, Mr. Noonan worked at Swiss Reinsurance from 1979 to 1983. Mr. Noonan received a B.S. in Finance from St. John’s University in 1979. Mr. Noonan is also a director of Central Mutual Insurance Company and All American Insurance Company, both of which are property and casualty companies based in Ohio.
Jeffrey D. Sangster has served as Executive Vice President and Chief Financial Officer of the Company since February 2013. Mr. Sangster joined the Company in October 2006 and has served in various finance positions during that time, including Chief Accounting Officer and Chief Financial Officer of Validus Reinsurance, Ltd. Mr. Sangster has 19 years of experience in the reinsurance industry and was previously with Endurance, Centre Group and Ernst & Young. Mr. Sangster is Chartered Accountant and a member of the Chartered Professional Accountants of Bermuda and the Chartered Professional Accountants of Manitoba.

Peter Bilsby currently serves as Chief Executive Officer of Talbot. Prior to this, Mr. Bilsby served as Managing Director of Talbot. Mr. Bilsby joined Talbot as Head of Global Aerospace from XL London Market Ltd. in September 2009 and served as Director of Underwriting until his appointment as Managing Director in November 2013. Peter Bilsby has almost 30 years’ experience in the insurance market.
Patrick Boisvert was appointed Executive Vice President and Chief Accounting Officer of the Company in July 2016. Prior to his role, he was Managing Director & Chief Financial Officer of Validus Reinsurance (Switzerland) Ltd. Before joining Validus in 2013, Mr. Boisvert was Chief Financial Officer of Flagstone Reinsurance Holdings SA from 2008 to 2012 and Chief Accounting Officer and Treasurer from 2006 to 2008. Prior to joining Flagstone, he was Vice President Fund Administration for BISYS Hedge Fund Services. Mr. Boisvert began his career in 1995 with Ernst & Young in Montreal, Canada. He holds a Bachelor in Accounting from Université du Quebec à Trois-Rivieres, is a member of the C.F.A. Institute and a member of the Chartered Professional Accountants of Canada.
Kean D. Driscoll is the Chief Executive Officer of Validus Reinsurance, Ltd., the reinsurance segment for the Validus Group. He was a founding member of the Company, and previously served as Chief Underwriting Officer. Mr. Driscoll has over 20 years of experience as a reinsurance underwriter, and was previously with Quanta Re, and Zurich Re N.A. (Converium). Mr. Driscoll holds a B.A. in Literature from Colgate University and an M.B.A. from Columbia University, where he graduated with Honors.
John J. Hendrickson has been a director of the Company since its formation. In February 2013, Mr. Hendrickson joined Validus Group as Director of Strategy, Risk Management and Corporate Development. Prior to this, Mr. Hendrickson was the Founder and Managing Partner of SFRi LLC, an independent investment and advisory firm specializing in the insurance industry. From 1995 to 2004, Mr. Hendrickson held various positions with Swiss Re, including as Member of the Executive Board, Head of Capital Partners (Swiss Re’s Merchant Banking Division) and Managing Partner of Securitas Capital. From 1985 to 1995, Mr. Hendrickson was with Smith Barney, the U.S. investment banking firm. Mr. Hendrickson has also served as a director of insurance and reinsurance companies, including serving as audit committee chair.
Andrew E. Kudera has served as Chief Actuary of the Company since January 2010. Previously, Mr. Kudera operated an independent actuarial consulting firm which served as corporate actuary and loss reserve specialist for Validus Reinsurance, Ltd. from its inception through to the end of 2008. Prior to establishing his own consulting firm, Mr. Kudera was the Chief Reserving Actuary for Endurance Specialty Holdings Ltd., a large international insurance and reinsurance company. Mr. Kudera has over 35 years of actuarial and financial management experience in the insurance industry in both company and consulting capacities. Mr. Kudera is a Fellow of the Casualty Actuarial Society, a Member of the American Academy of Actuaries, an Associate of the Society of Actuaries, a Fellow of the Canadian Institute of Actuaries and a Fellow of the Institute of Actuaries.
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
Michael R. Moore serves as Executive Vice President and Group Chief Operating Officer of the Company, a position he has held since May 2016, having previously held the position of Chief Accounting Officer since June 2013. Mr. Moore has over 20 years of experience, including 17 years in the insurance and reinsurance industry. Prior to joining Validus, Mr. Moore served as a Senior Vice President, Corporate Operations at Axis Capital, Chief Accounting Officer at Endurance Specialty Holdings Ltd. and as a Senior Manager with Ernst & Young. Mr. Moore received a Bachelor of Commerce, with distinction, from the University of Alberta in 1993 and he is a Chartered Accountant and member of the Chartered Professional Accountants of Bermuda and Chartered Professional Accountants of Canada.
Romel Salam serves as Executive Vice President and Chief Risk Officer of the Company, a position he has held since April 2013. He was promoted to his current role after serving for three years as Chief Actuary and Chief Risk Officer of Validus Reinsurance, Ltd, the reinsurance arm of Validus Group. Prior to joining the Company in 2010, Mr. Salam was a Senior Vice President at Transatlantic Reinsurance where he spent 20 years in positions of increasing responsibility. Mr. Salam is a Fellow of the Casualty of Actuarial Society and a Member of the American Academy of Actuaries.
Jonathan P. Ritz serves as Chief Executive Officer of Validus Specialty, a position he has held since May 2016, having previously held the position of Chief Operating Officer since October 2010. Mr. Ritz has over 20 years of experience in the (re)insurance and brokerage industries. Most recently, Mr. Ritz served as Chief Operating Officer of IFG Companies-Burlington Insurance Group. Prior to IFG, Mr. Ritz served as Chief Operating Officer of the specialty lines division of ICAT Holdings LLC. From 2007 to 2008, Mr. Ritz was a Managing Director at Guy Carpenter and from 1997 to 2007 he held various positions with United America Insurance Group including Chief Operating Officer and Senior Vice President of ceded reinsurance.

Lixin Zeng, Ph.D., CFA serves as Chief Executive Officer of AlphaCat Managers Ltd. and has played a key role in the Manager since its formation in 2008. Prior to this role, he was Executive Risk Officer of Validus Reinsurance Ltd, responsible for developing and executing the catastrophe risk strategy of the entire Validus Group. Dr. Zeng was one of the original employees at the founding of Validus in 2005. His prior positions include: Chief Catastrophe Risk Officer at the ACE Group from 2004 to 2005, Head of Development at Willis Re Inc from 2001 to 2004, Analyst at EW Blanch Co. from 1998 to 2001 and Research Scientist at Arkwright Mutual Insurance Co from 1996 to 1998. Mr. Zeng has expertise in insurance portfolio optimization and risk management and has published multiple articles in professional journals on related topics. He has a Ph.D. in atmospheric sciences from the University of Washington where he graduated in 1996. He received a B.S. in Meteorology from Beijing University, graduating in 1990 and is a CFA charterholder.
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
As a property and casualty insurer and reinsurer, we could face losses from war, terrorism and political unrest.
We may have substantial exposure to losses resulting from acts of war, acts of terrorism and political instability. These risks are inherently unpredictable, although recent events may lead to increased frequency and severity. It is difficult to predict the occurrence of these perils with statistical certainty or to estimate the amount of loss an occurrence will generate. We closely monitor the amount and types of coverage we provide for terrorism risk under insurance policies and reinsurance treaties. We often seek to exclude terrorism when we cannot reasonably evaluate the risk of loss or charge an appropriate premium for such risk. Even in cases where we have deliberately sought to exclude coverage, we may not be able to eliminate our exposure to terrorist acts, and thus it is possible that these acts could have a material adverse effect on us.

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
Various aspects of our business depend on the services and skills of key personnel of the Company. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of our executive officers, among other key employees of the Company. For a listing of our executive officers refer to Part I, Item 1 “Business.” The loss of any of their services or the services of other members of our management team or any difficulty in attracting and retaining other talented personnel could impede the further implementation of our business strategy, reduce our revenues and decrease our operational effectiveness. Although we have an employment agreement with each of our executive officers, there is a possibility that these employment agreements may not be enforceable in the event any of these employees leave. The employment agreements for each of our executive officers provide that the terms of the agreement will continue for a defined period after either party giving notice of termination, and will terminate immediately upon the Company giving notice of termination for cause. We do not currently maintain key man life insurance policies with respect to these or any of our other employees. In addition, changes in employment laws, taxation and remuneration practices within our operating jurisdiction may adversely impact the retention or recruitment of key personnel.
The operating location of our head office and our primary Validus Re subsidiary may be an impediment to attracting and retaining experienced personnel. Under Bermuda law, non-Bermudians (other than spouses of Bermudians or permanent resident certificate holders) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon demonstrating that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate) is available who meets the minimum standards reasonably required by the employer. A work permit is issued with an expiry date (up to ten years for senior executives) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If work permits are not obtained, or are not renewed, for our principal employees, we would lose their services, which could materially affect our business. Work permits are currently required for 44 of our Bermuda employees, the majority of whom have obtained three- or five-year work permits.
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
We may be adversely impacted by inflation.
Our operations, like those of other property and casualty insurers and reinsurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of loss and loss expense are known. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and essentially result in our underpricing the risks we insure and reinsure. Our reserve for losses and loss expenses includes assumptions about future payments for settlement of claims and claims handling expenses, such as the value of replacing property and associated labor costs for the property business we write, the value of medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified, which may have a material adverse effect on our financial condition or results of operations.
Loss of business from one or more major brokers could adversely affect us.
We market our insurance and reinsurance on a worldwide basis primarily through brokers, and we depend on a small number of brokers for a large portion of our revenues. For the year ended December 31, 2016, our business was primarily sourced from the following brokers: Marsh & McLennan Companies, Inc. 28.8%, Aon Benfield Group Ltd. 16.2%, and Willis Towers Watson plc 14.1%. These three brokers provided a total of 59.1% of our gross premiums written for the year ended December 31, 2016. Loss of all or a substantial portion of the business provided by one or more of these brokers could adversely affect our business.
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
Our operating results depend in part on the performance of our investment portfolio, which currently consists largely of fixed maturity securities, as well as the ability of our investment managers to effectively implement our investment strategy. Our Board of Directors, led by our Finance Committee, Chief Financial Officer and Chief Investment Officer oversees our investment strategy and IPS, which provides the framework for the management and oversight of the Company’s investment portfolio. Refer to Part I, Item 1 “Business - Investment Management” for further details on the Company’s IPS.
While we follow a conservative investment strategy designed to emphasize the preservation of invested assets and to provide sufficient liquidity for the prompt payment of claims, we will nevertheless be subject to market-wide risks including illiquidity and pricing uncertainty and fluctuations, as well as to risks inherent in particular securities. Our investment performance may vary substantially over time, and there can be no assurance that we will achieve our investment objectives. The investment return including net investment income, income (loss) from investment affiliates, net realized and the change in net unrealized gains (losses) on managed investments was $168.4 million, or 2.79% for the year ended December 31, 2016.
Investment results will also be affected by general economic conditions, market volatility, interest rate fluctuations, liquidity and credit risks beyond our control. In addition, our need for liquidity may result in investment returns below our expectations. Also, with respect to certain of our investments, we are subject to prepayment or reinvestment risk. At December 31, 2016, 28.8% of our managed fixed maturities portfolio is comprised of mortgage-backed and asset-backed securities which are subject to prepayment risk. Although we attempt to manage the risks of investing in a changing interest rate environment, a significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse effect on our results of operations.

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
Investment methodologies and assumptions are subject to differing interpretations which could adversely affect our results of operations and financial condition.
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
We are also required to effect electronic transmissions with third parties including brokers, client’s vendors and others with whom we do business, and to facilitate the oversight conducted by our Board of Directors. Security breaches arising from cyber-attacks could expose us to a risk of loss or misuse of our information, litigation and potential liability and could impact the availability, reliability, speed, accuracy or other proper functioning of our IT systems. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, which could be significant.

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
Excess and surplus lines insurance is a substantial portion of the business written by our U.S. operating subsidiary, Western World. Excess and surplus lines insurance covers risks that are typically more complex and unusual than standard risks and require a high degree of specialized underwriting. As a result, excess and surplus lines risks do not often fit the underwriting criteria of standard insurance carriers. Our excess and surplus lines insurance business fills the insurance needs of businesses with unique characteristics and is generally considered higher risk than those in the standard market. If our underwriting staff inadequately judges and prices the risks associated with the business underwritten in the excess and surplus lines market, our financial results could be adversely impacted.
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
Talbot operates in a regulated jurisdiction. Its underwriting activities are regulated by the FCA and PRA and franchised by Lloyd’s. The FCA and PRA have substantial powers of intervention in relation to the Lloyd’s managing agents that it regulates (such as Talbot Underwriting Ltd.), including the power to remove their authorization to manage Lloyd’s syndicates. In addition, the Lloyd’s Franchise Board is responsible for approving every syndicate’s annual business plan, including the maximum premium volume they may write, and may require changes to any business plan presented to it or additional capital (known as Funds at Lloyd’s or “FAL”) to be provided to support underwriting. An adverse determination in any of these areas could lead to a change in business strategy which may have an adverse effect on Talbot’s financial condition and results of operations.
Additionally, Lloyd’s worldwide insurance and reinsurance business is subject to local regulation. Changes in such regulation may have an adverse effect on Lloyd’s generally and on Talbot in particular.
Should Lloyd’s Council decide additional levies are required to support the central fund, this could adversely affect Talbot.
The central fund, which is funded by annual contributions from Lloyd’s members and loans, acts as a policyholders’ protection fund to make payments where any Lloyd’s member has failed to pay, or is unable to pay, valid claims. The Lloyd’s Council may resolve to make payments from the central fund for the advancement and protection of policyholders, which could lead to additional or special contributions being payable by Lloyd’s members, including Talbot. This, in turn, could adversely affect Talbot and the Company.
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
The ability of Lloyd’s syndicates to trade in certain classes of business at current levels is dependent on the maintenance of a satisfactory credit rating issued by a recognized rating agency. The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies, A.M. Best, Standard & Poor’s and Fitch Ratings. Lloyd’s current ratings are: A.M. Best: A, Stable Outlook; Standard & Poor’s: A+, Stable Outlook; Fitch Ratings: AA-, Stable Outlook.
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
The U.S. Situs Trust Deeds require syndicates transacting certain types of business in the United States to maintain minimum deposits as protection for U.S. policyholders. These deposits represent the syndicates’ estimates of unpaid claims liabilities (less premiums receivable) relating to this business, adjusted for provisions for potential bad debt on premiums earned but not received and for any anticipated profit on unearned premiums. No credit is generally allowed for potential reinsurance recoveries. The New York Insurance Department and the U.S. National Association of Insurance Commissioners (“NAIC”) currently require funding of 30% of gross liabilities in relation to insurance business classified as “Surplus Lines.” The “Credit for Reinsurance” trust fund is usually required to be funded at 100% of gross liabilities. The funds contained within the deposits are not ordinarily available to meet trading expenses. U.S. regulators may increase the level of funding required or change the requirements as to the nature of funding. Accordingly, in the event of a major claim arising in the United States, for example from a major catastrophe, syndicates participating in such U.S. business may be required to make cash calls on their members to meet claims payments and deposit funding obligations. This could adversely affect Talbot.
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
If the group company involved is entitled to the benefits of a U.S. income tax treaty (the “Treaty”), it would not be subject to U.S. income tax on any income protected by the Treaty unless that income is attributable to a permanent establishment in the U.S. The income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”) clearly applies to premium income, but may be construed as not protecting other income such as investment income. If any of the Company’s Bermuda based subsidiaries were found to be engaged in a trade or business in the U.S. and were entitled to the benefits of the Bermuda Treaty in general, but the Bermuda Treaty was found not to protect investment income, a portion of the relevant subsidiary’s investment income could be subject to U.S. tax.

U.S. persons who hold common shares may be subject to U.S. income taxation at ordinary income rates on our undistributed earnings and profits.
Controlled Foreign Corporation Status: The Company should not be a controlled foreign corporation (“CFC”) because its organizational documents provide that if the common shares owned, directly, indirectly or by attribution, by any person would otherwise represent more than 9.09% of the aggregate voting power of all the Company’s common shares, the voting rights attached to those common shares will be reduced so that such person may not exercise and is not attributed more than 9.09% of the total voting power of the common shares. There can be no assurance, however, that the provisions of the Organizational Documents will operate as intended and that the Company will not be considered a CFC. If the Company were considered a CFC, any shareholder that is a U.S. person that owns directly, indirectly or by attribution, 10% or more of the voting power of the Company may be subject to current U.S. income taxation at ordinary income tax rates on all or a portion of the Company’s undistributed earnings and profits attributable to the Company’s insurance and reinsurance income, including underwriting and investment income. Any gain realized on sale of common shares by such shareholder may also be taxed as a dividend to the extent of the Company’s earnings and profits attributed to such shares during the period that the shareholder held the shares and while the Company was a CFC (with certain adjustments).
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
Changes in U.S. tax laws may increase the tax in our U.S. subsidiaries
The U.S. Congress has proposed introducing sweeping new tax legislation in the U.S., including, but not limited to, reducing the corporate tax rate, eliminating net interest deductibility and border tax adjustments. The most significant part of the proposal relates to border tax adjustments. If border adjustments were to be applied to the (re)insurance industry, a U.S. company purchasing offshore reinsurance would not be allowed to deduct the expense of the premium in computing their taxable income. In essence, this would add a “border tax” of 20% (the expected rate under the proposed legislation) on top of the cost of the premium. As such, the purchase of offshore reinsurance may not be efficient for any U.S. company. If such proposed legislation were to become law it could have a material adverse effect on the Company.
We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our results of operations.
Under current Bermuda law, we are not subject to tax on income or capital gains. We have received from the Minister of Finance under The Exempted Undertaking Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to us or to any of our operations or shares, debentures or other obligations, until March 31, 2035. We could be subject to taxes in Bermuda after that date. This assurance is subject to the provision that it is not to be construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any property leased to us. The Company’s Bermuda-domiciled subsidiaries each pay annual Bermuda government fees and each Bermuda subsidiary licensed insurer and reinsurer pays an annual insurance license fee. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and there are other sundry taxes payable, directly or indirectly, to the Bermuda government.
The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development (“OECD”) to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.
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
We intend to operate in such a manner that none of our non-U.K. companies would be resident in the U.K. for tax purposes. A company incorporated outside the U.K. will be deemed resident if its business is centrally managed and controlled from the U.K. The concept of central management and control is not defined in statute but derives from case law and the determination of residence is subjective, therefore Her Majesty’s Revenue and Customs (“HMRC”) might contend successfully that one or more of our companies are resident in the U.K.
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

We may become subject to taxation on profits generated in Bermuda as a result of the OECD’s final recommendations on Base erosion and profit shifting (“BEPS”)
In 2015, the OECD published final recommendations on BEPS. These recommendations propose the development of rules to prevent base erosion and profit shifting which may drive fundamental changes in the perception of tax structuring and transfer pricing by tax authorities. The recommendations include adopting transfer pricing rules or special measures to ensure that returns will not accrue to an entity solely because it has contractually assumed risks or has provided capital. BEPS will likely put a much greater emphasis on the location of individuals and their contributions towards profit generation. This would notably result in a significant change to the existing transfer pricing rules and could potentially have a significant impact on the allocation of taxable profits throughout the Company. Furthermore, these developments might also result in significant changes to the rules that govern the creation of a taxable presence in a foreign country. As a consequence, profits currently generated in Bermuda may become subject to taxation outside Bermuda.
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
We currently conduct our business in a manner such that we expect the Company will not be subject to insurance and/or reinsurance licensing requirements or regulations in any jurisdiction other than Bermuda, Switzerland, the United States, and, with respect to Talbot, the U.K. and jurisdictions to which Lloyd’s is subject. Refer to Part I, Item 1 “Business — Regulation.” Although we do not currently intend to engage in activities which would require us to comply with insurance and reinsurance licensing requirements of other jurisdictions, should we choose to engage in activities that would require us to become licensed in such jurisdictions, we cannot assure you that we will be able to do so or that we will be able to do so in a timely manner.
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
We conduct substantially all of our operations through subsidiaries. Our ability to meet our ongoing cash requirements, including any debt service payments or other expenses, and pay dividends on our common shares in the future, will depend on our ability to obtain cash dividends or other cash payments or obtain loans from these subsidiaries and as a result will depend on the financial condition of these subsidiaries. The inability of these subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements could have a material adverse effect on us and the value of our common shares. Each of these subsidiaries is a separate and distinct legal entity that has no obligation to pay any dividends or to lend or advance us funds and may be restricted from doing so by contract, including other financing arrangements, charter provisions or applicable legal and regulatory requirements or rating agency constraints. The payment of dividends by these subsidiaries to us is limited under Bermuda, U.K. and U.S. laws and regulations. The Insurance Act provides that our Bermuda Class 3B and 4 insurance subsidiaries may not declare or pay in any financial year dividends of more than 25% of their total statutory capital and surplus (as shown on their statutory balance sheets in relation to the previous financial year) unless they file an affidavit with the BMA at least seven days prior to the payment signed by at least two directors and such subsidiary’s principal representative, stating that in their opinion such subsidiaries will continue to satisfy the required margins following declaration of those dividends, though there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous years’ statutory financial statements) each of our Class 3A and Class 4 insurance subsidiaries must make application to the BMA for permission to do so, such application to consist of an affidavit signed by at least two directors and such subsidiary’s principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiaries to fail to meet its relevant margins, and such other information as the BMA may require. Each of our Class 3 insurance subsidiaries must make application to the BMA before reducing its total statutory capital by 15% or more and should provide such information as the BMA may require. As at December 31, 2016, the Bermuda regulated subsidiaries have the ability to distribute up to $1,335.3 million of unrestricted net assets as dividend payments or return of capital to Validus Holdings, Ltd. without prior regulatory approval.
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
Western World’s operating subsidiaries are domiciled in the state of New Hampshire. New Hampshire insurance laws limit the amount of dividends Western World may pay to the Company in any 12 month period without prior approval of the New Hampshire State Insurance Department. These limitations are based on the lesser of: a maximum of 10% of prior year end statutory surplus as determined under statutory accounting practices or the net income, not including realized capital gains, for the 12-month period ending December 31, next preceding, but shall not include pro rata distributions of any class of the insurer’s own securities. In determining whether a dividend or distribution is extraordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out as dividends. This carry-forward shall be computed by taking the net income from the second and third preceding calendar years, not including realized capital gains, less dividends paid in the second and immediate preceding calendar years. As at December 31, 2016, the maximum dividend that may be paid to the Company by Western World without obtaining prior approval was $0.5 million.
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
As of December 31, 2016 (but without giving effect to unvested restricted shares), we had 79,132,252 common shares outstanding. Approximately 2,653,949 of these outstanding shares were subject to the volume limitations and other conditions of Rule 144 under the Securities Act of 1933, as amended, which we refer to as the “Securities Act.” In addition, we have filed one or more registration statements on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under our Amended and Restated 2005 Long Term Incentive Plan (the “Plan”). The number of common shares that have been reserved for issuance under the Plan is equal to 2,753,292 of which 1,251,411 shares remain available as of December 31, 2016. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for our shareholders to sell their common shares at a time and price that they deem appropriate.
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
In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, if, and for so long as, the common shares of a shareholder, including any votes conferred by “controlled shares” (as defined below), would otherwise represent more than 9.09% of the aggregate voting power of all common shares entitled to vote on a matter, including an election of directors, the votes conferred by such shares will be reduced by whatever amount is necessary such that, after giving effect to any such reduction (and any other reductions in voting power required by our Bye-laws), the votes conferred by such shares represent 9.09% of the aggregate voting power of all common shares entitled to vote on such matter. “Controlled shares” include, among other things, all shares that a person is deemed to own directly, indirectly or constructively (within the meaning of Section 958 of the Code, or Section 13(d) (3) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). At December 31, 2016, there were 81,602,234 common shares, of which 7,417,643 common shares would confer votes that represent 9.09% of the aggregate voting power of all common shares entitled to vote generally at an election of directors. An investor who does not hold, and is not deemed under the provisions of our Bye-laws to own, any of our common shares may therefore purchase up to such amount without being subject to voting cutback provisions in our Bye-laws.
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
We were incorporated under the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and a portion of our assets and the assets of such persons may be located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons, or to recover against us or them on judgments of U.S. courts, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial application under Bermuda law and do not have force of law in Bermuda; however, a Bermuda court may impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law. Currently, of our executive officers, Kean Driscoll, Jeffrey Sangster, Robert Kuzloski, Michael Moore, Patrick Boisvert and Lixin Zeng reside in Bermuda, Edward Noonan, Romel Salam and Andrew Kudera maintain residences in both Bermuda and the United States, Peter Bilsby resides in the United Kingdom and the remainder reside in the United States. Of our directors, Edward Noonan maintains residences in both Bermuda and the United States, Jean-Marie Nessi resides in France, Michael Carpenter resides in the United Kingdom and the remainder reside in the United States.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The Company and its subsidiaries occupy office space in Australia, Bermuda, Canada, Chile, England, Ireland, Malaysia, Singapore, Switzerland, United Arab Emirates and the United States. We renew and enter into leases in the ordinary course of business as required. We believe our current facilities and the leaseholds with respect thereto are sufficient for us to conduct our operations. The main operating locations of the Company and its primary leaseholders are as follows:

Legal entity	Location	Expiration date
Validus Holdings, Ltd.	Pembroke, Bermuda	December 31, 2021
Validus Research Inc.	Waterloo, Canada	March 31, 2020
Validus Specialty, Inc.	New York, New York, USA	June 30, 2032
Talbot Holdings Ltd. and Talbot Underwriting Services Ltd.	London, England	June 22, 2024
Validus Reinsurance (Switzerland) Ltd	Zurich, Switzerland	January 31, 2019
Western World Insurance Group, Inc.	Parsippany, New Jersey, USA	March 31, 2030

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
As at December 31, 2016, the Company was not a party to, or involved in any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Item 4.    Mine Safety Disclosure
Not applicable.

PART II
All amounts presented in this part are in U.S. dollars except as otherwise noted.

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “VR.” On February 22, 2017, the last reported sale price for the Company’s common shares was $57.74 per share.
The following tables set forth the high and low sales prices per share, as reported on the NYSE Composite Tape, of the Company’s common shares per fiscal quarter for the two most recent fiscal years.

	2016		2015
Period	High	Low	High	Low
1st Quarter	$47.58	$41.73	$42.34	$38.88
2nd Quarter	$48.77	$44.23	$45.50	$41.50
3rd Quarter	$51.43	$47.14	$47.49	$42.81
4th Quarter	$56.41	$48.77	$48.49	$42.00
On December 31, 2016, the number of holders of record for the Company’s common shares were 42. This figure does not represent the actual number of beneficial owners of our common shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners.
Performance Graph
The following graph compares the cumulative total shareholder return on the Company’s common shares, including reinvestment of dividends on our common shares, as compared to the cumulative total return of the S&P 500 Composite Stock Price Index (“S&P 500”) and the cumulative total return of an index of the Company’s peer group for the five year period commencing December 31, 2011 and ending December 31, 2016, assuming $100 was invested on December 31, 2011.
The Company’s peer group index is comprised of the following companies: Allied World Assurance Company Holdings, Ltd., Arch Capital Group, Ltd., Argo Group International Holdings, Ltd., Aspen Insurance Holdings Limited, AXIS Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., and RenaissanceRe Holdings Ltd.

Dividend Policy
We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of our principal operating subsidiaries to pay dividends to us. As a holding company, Validus Holdings, Ltd.'s principal source of income is dividends or other sources of permitted payments from its subsidiaries. These funds provide the cash flow required for dividend payments to the Company's shareholders. As at December 31, 2016, the Bermuda regulated subsidiaries have the ability to distribute up to $1,335.3 million of unrestricted net assets as dividend payments or return of capital to Validus Holdings, Ltd. without prior regulatory approval. For addition information refer to Part 1, Item 1, “Business—Regulation,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Liquidity,” and Note 27 to the Consolidated Financial Statements, “Statutory and regulatory requirements,” in Part II, Item 8.
For the years ended December 31, 2016 and 2015, the Company declared and paid quarterly dividends of $0.35 and $0.32 per common share, respectively. The Company also declared and paid a cash dividend of $0.3753472 per depositary share during the quarter ended September 30, 2016 and $0.3671875 per depositary share during the quarter ended December 31, 2016 on its outstanding Series A Preferred Shares. These dividends were paid on September 15, 2016 and December 15, 2016, to holders of record on September 1, 2016 and December 1, 2016, respectively.
On February 9, 2017, the Company announced a quarterly cash dividend of $0.38 per common share, payable on March 31, 2017 to shareholders of record as of March 15, 2017 and a cash dividend of $0.3671875 per depositary share on the outstanding Series A Preferred Shares, payable on March 15, 2017 to shareholders of record on March 1, 2017.
Issuer Repurchases of Equity Securities
On February 3, 2015, the Board of Directors of the Company approved an increase to the Company’s common share repurchase authorization to $750.0 million. This amount is in addition to the $2.3 billion of common shares repurchased by the Company through February 3, 2015 under its previously authorized share repurchase programs. The common share repurchase program (“the Program”) may be modified, extended or terminated by the Board of Directors at any time. Unless terminated earlier by resolution of the Board of Directors of the Company, the Program will expire when the Company has repurchased the full value of the common shares authorized.
Share repurchases include repurchases by the Company from time to time of shares from employees in order to facilitate the payment of withholding taxes on restricted shares which have vested. The Company repurchases these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.
The table below details the following repurchases that were made under the Program through to February 22, 2017.

	Total shares repurchased under publicly announced repurchase program
(Dollars in thousands, except share and per share amounts)	Total number of shares repurchased	Aggregate Purchase Price (a)	Average Price per Share (a)	Approximate dollar value of shares that may yet be purchased under the Program
Cumulative inception-to-date to December 31, 2015	76,031,280	$2,491,731	$32.77	$532,670

Cumulative for the nine months ended September 30, 2016	4,160,168	196,015	$47.12	$336,655

October 1 - 31, 2016	81,174	4,029	$49.63	$332,626
November 1 - 30, 2016	174,734	9,250	$52.94	$323,376
December 1 - 31, 2016	61,493	3,381	$54.98	$319,995
Cumulative for the three months ended December 31, 2016	317,401	16,660	$52.49
Cumulative for the year ended December 31, 2016	4,477,569	212,675	$47.50

Cumulative inception-to-date to December 31, 2016	80,508,849	$2,704,406	$33.59	$319,995

Repurchases made subsequent to year-end:
January 1 - 31, 2017	—	$—	$—	$319,995
February 1 - 22, 2017	—	$—	$—	$319,995

(a)	Share transactions are on a trade date basis through February 22, 2017 and are inclusive of commissions. Average share price is rounded to two decimal places.

Item 6.    Selected Financial Data
The following tables set forth our selected historical consolidated financial information for the last five years ended December 31. The Company was formed on October 19, 2005 and completed the acquisitions of Talbot, IPC, Flagstone and Western World on July 2, 2007, September 4, 2009, November 30, 2012 and October 2, 2014, respectively. Flagstone is included in the Company’s consolidated results for the one month ended December 31, 2012 and for subsequent fiscal year ends. Western World is included in the Company’s consolidated results from the October 2, 2014 date of acquisition.

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Revenues
Gross premiums written	$2,648,705	$2,557,506	$2,358,865	$2,388,446	$2,284,917
Reinsurance premiums ceded	(289,705)	(328,681)	(313,208)	(375,800)	(307,506)
Net premiums written	2,359,000	2,228,825	2,045,657	2,012,646	1,977,411
Change in unearned premiums	(109,835)	18,064	(52,602)	86,149	14,315
Net premiums earned	2,249,165	2,246,889	1,993,055	2,098,795	1,991,726
Gain on bargain purchase, net of expenses (a)	—	—	—	—	17,701
Net investment income	150,385	127,824	100,086	96,089	107,947
Net realized gains (losses) on investments	15,757	2,298	14,917	(764)	18,233
Change in net unrealized gains (losses) on investments	16,871	(32,395)	(2,842)	(52,419)	36,766
(Loss) income from investment affiliate	(2,083)	4,281	8,411	4,790	(964)
Other insurance related income and other income (loss)	2,195	5,111	1,229	(6,607)	22,362
Foreign exchange gains (losses)	10,864	(8,731)	(12,181)	3,949	5,084
Total revenues	2,443,154	2,345,277	2,102,675	2,143,833	2,198,855

Expenses
Losses and loss expenses	1,065,097	977,833	765,015	776,796	1,035,390
Policy acquisition costs	449,482	410,058	339,467	360,403	349,766
General and administrative expenses	336,294	363,709	329,362	316,008	276,092
Share compensation expenses	42,907	38,341	33,073	27,630	26,709
Finance expenses	58,520	74,742	68,324	68,007	59,710
Transaction expenses (b)	—	—	8,096	—	—
Total expenses	1,952,300	1,864,683	1,543,337	1,548,844	1,747,667
Income before taxes, (loss) income from operating affiliate and (income) attributable to AlphaCat investors	490,854	480,594	559,338	594,989	451,188
Tax benefit (expense)	19,729	(6,376)	(155)	(383)	(2,501)
(Loss) income from operating affiliate	(23)	(3,949)	(4,340)	542	(1,758)
(Income) attributable to AlphaCat investors	(23,358)	(2,412)	—	—	—
Net income	487,202	467,857	554,843	595,148	446,929
Net (income) attributable to noncontrolling interests	(123,363)	(92,964)	(74,880)	(62,482)	(38,491)
Net income available to Validus	363,839	374,893	479,963	532,666	408,438
Dividends on preferred shares	(4,455)	—	—	—	—
Net income available to Validus common shareholders	$359,384	$374,893	$479,963	$532,666	$408,438

(a)	The gain on bargain purchase, net of expenses, arose from the acquisition of Flagstone on November 30, 2012 and is net of transaction related expenses.

(b)	Transaction expenses incurred during 2014 relate to the acquisition of Western World. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	81,041,974	83,107,236	90,354,745	102,202,274	97,184,110
Diluted	82,359,460	86,426,760	94,690,271	103,970,289	102,384,923

Basic earnings per share available to common shareholders	$4.43	$4.47	$5.24	$5.02	$4.13
Earnings per diluted share available to common shareholders	$4.36	$4.34	$5.07	$4.94	$3.99

Cash dividends declared per share	$1.40	$1.28	$1.20	$3.20	$1.00

Selected financial ratios:
Losses and loss expense ratio (a)	47.4%	43.5%	38.4%	37.0%	52.0%

Policy acquisition cost ratio (b)	20.0%	18.3%	17.0%	17.1%	17.6%
General and administrative expense ratio (c)	16.8%	17.9%	18.2%	16.4%	13.8%
Expense ratio (d)	36.8%	36.2%	35.2%	33.5%	31.4%
Combined ratio (e)	84.2%	79.7%	73.6%	70.5%	83.4%

Return on average equity (f)	9.7%	10.3%	13.0%	14.0%	11.3%

(a)	The losses and loss expense ratio is calculated by dividing losses and loss expenses by net premiums earned.

(b)	The policy acquisition cost ratio is calculated by dividing policy acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing the sum of general and administrative expenses and share compensation expenses by net premiums earned.

(d)	The expense ratio is calculated by combining the policy acquisition cost ratio and the general and administrative expense ratio.

(e)	The combined ratio is calculated by combining the losses and loss expense ratio, the policy acquisition cost ratio and the general and administrative expense ratio.

(f)
Return on average equity is calculated by dividing the net income available to Validus common shareholders for the period by the average of the beginning, ending and intervening quarter end shareholders’ equity available to Validus common shareholders balances.

The following table sets forth summarized balance sheet data as at December 31st for the last five years:

	December 31,
(Dollars in thousands, except share and per share amounts)	2016	2015	2014	2013	2012
Investments at fair value	$8,845,343	$7,876,495	$7,444,634	$6,739,461	$7,225,646
Cash and cash equivalents and restricted cash	490,932	796,379	723,404	929,825	1,138,096
Total assets	11,349,755	10,515,812	10,112,564	9,457,046	10,266,212

Reserve for losses and loss expenses	2,995,195	2,996,567	3,243,147	3,047,933	3,553,604
Unearned premiums	1,076,049	966,210	989,229	822,280	903,734
Senior notes payable	245,362	245,161	244,960	244,758	244,556
Debentures payable	537,226	537,668	539,277	541,416	540,709
Total shareholders’ equity available to Validus	$3,838,291	$3,638,975	$3,586,586	$3,704,094	$4,020,827

Book value per common share (a)	$46.61	$43.90	$42.76	$38.57	$37.26
Book value per diluted common share (b)	44.97	42.33	39.65	36.23	35.22
Tangible book value per common share (c)	42.66	40.06	38.91	37.25	36.04
Tangible book value per diluted common share (d)	$41.16	$38.63	$36.19	$35.03	$34.11

(a)
Book value per common share is defined as total shareholders’ equity available to Validus common shareholders divided by the number of common shares outstanding as at the end of the period, giving no effect to dilutive securities.

(b)
Book value per diluted common share is calculated based on total shareholders’ equity available to Validus common shareholders plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares and options and warrants outstanding (assuming their exercise). Book value per diluted common share is a non-GAAP financial measure, which are described in the section entitled “Non-GAAP Financial Measures.”

(c)
Tangible book value per common share is defined as total shareholders’ equity available to Validus common shareholders, less goodwill and other intangible assets, divided by the number of common shares outstanding as at the end of the period, giving no effect to dilutive securities. Tangible book value per common share is a non-GAAP financial measure, which are described in the section entitled “Non-GAAP Financial Measures.”

(d)
Tangible book value per diluted common share is calculated based on total shareholders’ equity available to Validus common shareholders, less goodwill and other intangible assets, plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares and options outstanding and warrants (assuming their exercise). Tangible book value per diluted common share is a non-GAAP financial measure, which are described in the section entitled “Non-GAAP Financial Measures.”

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the Company’s consolidated results of operations for the years ended December 31, 2016, 2015 and 2014 and the Company’s consolidated financial condition, liquidity and capital resources at December 31, 2016 and 2015. This discussion and analysis should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included elsewhere within this filing.
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
In addition, the Company has a corporate and investment function (“Corporate and Investments”), which includes the activities of the parent company, and which carries out certain functions for the group, including investment management. Corporate and Investments includes investment income on a managed basis and other non-segment expenses, predominantly general and administrative, stock compensation and finance expenses. Corporate and Investments also denotes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For internal reporting purposes, Corporate and Investments is reflected separately; however, it is not considered an operating segment. The Company’s corporate expenses, capital servicing and debt costs and investment results are presented separately within the corporate and investments discussion.
The Company’s strategy is to concentrate primarily on short-tail risks, which has been an area where management believes prices and terms provide an attractive risk-adjusted return and the management team has proven expertise. The Company’s profitability in any given period is a function of net earned premium and investment revenues, less net losses and loss expenses, acquisition expenses and operating expenses. The Company’s insurance and reinsurance portfolio, as measured by gross premium written, was comprised of 43% insurance and 57% reinsurance for the year ended December 31, 2016 compared to 46% insurance and 54% reinsurance for the year ended December 31, 2015. Financial results in the insurance and reinsurance industry are influenced by the frequency and/or severity of claims and losses, including as a result of catastrophic events; changes in interest rates, financial markets and general economic conditions; the supply of insurance and reinsurance capacity and changes in legal, regulatory and judicial environments.
Business Outlook and Trends
We underwrite global property insurance and reinsurance and have large aggregate exposures to natural and man-made disasters. The occurrence of claims from catastrophic events results in substantial volatility, and can have material adverse effects on the Company’s financial condition and results and its ability to write new business. This volatility affects results for the period in which the loss occurs because U.S. GAAP does not permit reinsurers to reserve for such catastrophic events until they occur. Catastrophic events of significant magnitude historically have been relatively infrequent, although management believes the property catastrophe reinsurance market has experienced a higher level of worldwide catastrophic losses in terms of both frequency and severity in the period from 1992 to the present. We also expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. The Company seeks to reflect these types of trends when pricing contracts.
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

The following tables present the Validus Re and AlphaCat segments’ January 2017 and 2016 reinsurance renewals by line of business:

	Validus Re segment premium (a)
	Property		Specialty		Marine	Total
(Dollars in thousands)	U.S.	International	Casualty	Other Specialty
2017	$96,601	$97,719	$21,783	$151,081	$98,489	$465,673
2016	$93,782	$92,302	$22,643	$137,942	$95,310	$441,979
Increase (Decrease)	3.0%	5.9%	(3.8)%	9.5%	3.3%	5.4%

	AlphaCat segment premium
	Property		Specialty		Marine	Total
(Dollars in thousands)	U.S.	International	Casualty	Other Specialty
2017	$136,574	$21,538	$—	$5,128	$—	$163,240
2016	$127,192	$37,942	$—	$3,346	$—	$168,480
Increase (Decrease)	7.4%	(43.2)%	—	53.3%	—	(3.1)%

	Validus Re and AlphaCat segments’ combined premium (a)
	Property		Specialty		Marine	Total
(Dollars in thousands)	U.S.	International	Casualty	Other Specialty
2017	$233,175	$119,257	$21,783	$156,209	$98,489	$628,913
2016	$220,974	$130,244	$22,643	$141,288	$95,310	$610,459
Increase (Decrease)	5.5%	(8.4)%	(3.8)%	10.6%	3.3%	3.0%

(a)	The renewal data above does not include intercompany eliminations between Validus Re and Talbot.
During the January 2017 renewal season, the Validus Re and AlphaCat segments underwrote $628.9 million in gross premiums written (excluding U.S. agriculture premiums and net of intercompany eliminations between Validus Re and AlphaCat), an increase of 3.0% from the prior year renewal period. This increase was driven by an increase in U.S. property, marine and other specialty renewals and was partially offset by decreases in international property and casualty renewals. Terms and conditions across the market were generally unchanged, however the overall market continues to see downwards pressure on rates in the low single-digits.
Business written by the Talbot and Western World segments is distributed evenly throughout the year. Through December 31, 2016, the Talbot segment experienced a whole account rate decrease of approximately 5.8% driven primarily by decreases in the downstream energy and power and political lines. The Western World segment experienced a whole account rate increase of approximately 0.5% through December 31, 2016.
Financial Measures
The Company believes that the key financial indicator for evaluating our performance and measuring the overall growth in value generated for its shareholders is book value per diluted common share plus accumulated dividends.
Book value per diluted common share plus accumulated dividends, together with other key book value financial indicators, are shown in the table below:

	December 31, 2016	December 31, 2015
Book value per diluted common share plus accumulated dividends (a)	$56.53	$52.49
Book value per diluted common share (a)	$44.97	$42.33
Tangible book value per diluted common share (a)	$41.16	$38.63

(a)	These are non-GAAP financial measures which are described in the section entitled “Non-GAAP Financial Measures.”
Book value per diluted common share plus accumulated dividends is considered by management to be the key financial indicator of performance, as the Company believes growth in book value on a diluted basis, plus the dividends that have accumulated, ultimately translates into the return that a shareholder will receive. Book value per diluted common share plus accumulated dividends is calculated based on total shareholders’ equity available to Validus excluding the $150.0 million liquidation value of the preferred shares, plus the assumed proceeds from the exercise of outstanding options; divided by the sum of common shares, unvested restricted shares and options outstanding (assuming their exercise), plus accumulated dividends. Book value per diluted common share plus accumulated dividends increased by $4.04, or 7.7%, from $52.49 at December 31, 2015 to $56.53 at December 31, 2016. Cash

dividends per common share are an integral part of the value created for shareholders. During the year ended December 31, 2016 the Company paid cash dividends of $1.40 (2015: $1.28) per common share.
Book value per diluted common share is considered by management to be a measure of returns to common shareholders, as the Company believes growth in book value on a diluted basis ultimately translates into growth in stock price. Book value per diluted common share after dividends paid increased by $2.64, or 6.2%, from $42.33 at December 31, 2015 to $44.97 at December 31, 2016. Growth in book value per diluted common share inclusive of dividends was 9.5% and 10.0% for the year ended December 31, 2016 and 2015, respectively. All outstanding warrants expired on December 12, 2015 and no further warrants are anticipated to be issued.
Tangible book value per diluted common share is considered by management to be a measure of returns to common shareholders excluding goodwill and other intangible assets, as the Company believes growth in tangible book value on a diluted basis ultimately translates into growth in the tangible value of the Company. Tangible book value per diluted common share is calculated based on total shareholders’ equity available to Validus excluding the $150.0 million liquidation value of the preferred shares, less goodwill and other intangible assets, plus the assumed proceeds from the exercise of outstanding options; divided by the sum of common shares, unvested restricted shares, options outstanding (assuming their exercise). Tangible book value per diluted common share increased by $2.53, or 6.5%, from $38.63 at December 31, 2015 to $41.16 at December 31, 2016.
The Company believes that the following other financial indicators are beneficial in evaluating our performance and measuring the overall growth in value generated for shareholders:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Underwriting income (a)	$358,346	$463,061	$529,610
Net operating income available to Validus common shareholders (a)	$319,198	$409,749	$480,762
Return on average equity	9.7%	10.3%	13.0%
Net operating return on average equity (a)	8.6%	11.3%	13.1%

(a)	This is a non-GAAP financial measure which is described in the section entitled “Non-GAAP Financial Measures.”
Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income, finance expenses, dividends on preferred shares, tax (expense) benefit, income (loss) from operating affiliate, (income) attributable to AlphaCat investors, net realized and change in unrealized gains (losses) on investments, income (loss) from investment affiliates, foreign exchange gains (losses), other income (loss), non-recurring items and net (income) attributable to noncontrolling interests. The Company believes the reporting of underwriting income enhances the understanding of results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the years ended December 31, 2016, 2015 and 2014 was $358.3 million, $463.1 million and $529.6 million, respectively.
Net operating income available to Validus common shareholders is defined as net income (loss) excluding net realized and change in net unrealized gains (losses) on investments, income (loss) from investment affiliates, foreign exchange gains (losses), other income (loss), non-recurring items and operating (income) attributable to noncontrolling interests. This measure focuses on the underlying fundamentals of the Company’s operations without the influence of gains (losses) from the sale of investments, translation of non-U.S. dollar currencies, non-recurring items and (income) attributable to noncontrolling interests. Net operating income available to Validus common shareholders for the years ended December 31, 2016, 2015 and 2014 was $319.2 million, $409.7 million and $480.8 million, respectively.
Return on average equity represents the return generated on common shareholders’ equity during the year. Return on average equity is calculated by dividing the net income available to Validus common shareholders for the year by the average shareholders’ equity available to Validus during the year. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances, excluding the $150.0 million liquidation value of the preferred shares. The Company’s objective is to generate superior returns on capital that appropriately reward shareholders for the risks assumed. The return on average equity for the years ended December 31, 2016, 2015 and 2014 was 9.7%, 10.3% and 13.0%, respectively.
Net operating return on average equity represents the net operating return generated on common shareholders’ equity during the year. Net operating return on average equity is calculated by dividing the net operating income available to Validus common shareholders for the year by the average shareholders’ equity available to Validus during the year. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances, excluding the $150.0 million liquidation value of the preferred shares. The net operating return on average equity for the years ended December 31, 2016, 2015 and 2014 was 8.6%, 11.3% and 13.1%, respectively.
For further discussion of the components driving the Company’s financial indicators refer to the “Results of Operations” sections below.

Results of Operations - Fourth Quarter 2016 - Consolidated
The following table presents the results of operations for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
(Dollars in thousands)	2016	2015
Underwriting revenues
Gross premiums written	$339,454	$309,605
Reinsurance premiums ceded	(40,635)	(33,128)
Net premiums written	298,819	276,477
Change in unearned premiums	241,580	266,823
Net premiums earned	540,399	543,300
Other insurance related income	561	969
Total underwriting revenues	540,960	544,269
Underwriting deductions
Losses and loss expenses	275,126	214,748
Policy acquisition costs	120,889	102,285
General and administrative expenses	77,955	98,563
Share compensation expenses	10,442	10,062
Total underwriting deductions	484,412	425,658
Underwriting income (a)	$56,548	$118,611
Net investment income	38,153	31,612
Finance expenses	(14,630)	(16,581)
Dividends on preferred shares	(2,203)	—
Tax benefit	21,147	756
Loss from operating affiliate	—	(1,708)
(Income) attributable to AlphaCat investors	(7,080)	(974)
Net (income) attributable to noncontrolling interests	(27,612)	(26,321)
Net operating income available to Validus common shareholders (a)	$64,323	$105,395

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$269,301	$272,889
Current period—notable loss events	52,310	(86)
Current period—non-notable loss events	302	56
Change in prior accident years	(46,787)	(58,111)
Total losses and loss expenses	$275,126	$214,748

Selected ratios:
Ratio of net to gross premiums written	88.0%	89.3%
Losses and loss expense ratio:
Current period excluding items below	49.8%	50.2%
Current period—notable loss events	9.7%	—%
Current period—non-notable loss events	0.1%	—%
Change in prior accident years	(8.7)%	(10.7)%
Losses and loss expense ratio	50.9%	39.5%
Policy acquisition cost ratio	22.4%	18.8%
General and administrative expense ratio (b)	16.3%	20.0%
Expense ratio	38.7%	38.8%
Combined ratio	89.6%	78.3%

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

Fourth Quarter 2016 Results
Highlights for the fourth quarter 2016 as compared to 2015 were as follows:

•
Gross premiums written for the three months ended December 31, 2016 were $339.5 million compared to $309.6 million for the three months ended December 31, 2015, an increase of $29.8 million, or 9.6%. The increase was primarily driven by increases in the Validus Re and Western World segments and was partially offset by decreases in the Talbot and AlphaCat segments.

•	Underwriting revenues for the three months ended December 31, 2016 were $541.0 million compared to $544.3 million for the three months ended December 31, 2015, a decrease of $3.3 million or 0.6%.

•
Losses and loss expenses for the three months ended December 31, 2016 were $275.1 million compared to $214.7 million for the three months ended December 31, 2015, an increase of $60.4 million or 28.1%. The increase was primarily driven by an increase in notable loss events during the three months ended December 31, 2016.

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

•
There were no non-notable loss events occurring during the three months ended December 31, 2016. There were no notable or non-notable loss events occurring during the three months ended December 31, 2015. Losses and loss expenses incurred from notable loss events during the three months ended December 31, 2016 included losses and loss expenses from the fourth quarter 2016 notable loss events, Hurricane Matthew and the 2016 New Zealand earthquake, and were partially offset by a reduction on the second quarter 2016 notable loss event, the Canadian Wildfires, as follows:

	Three Months Ended December 31, 2016
	Notable Loss Events			Total
(Dollars in thousands)	Hurricane Matthew	2016 New Zealand Earthquake	Canadian Wildfires
Net Losses and Loss Expenses	$39,140	$31,421	$(18,251)	$52,310
Less: Net Losses and Loss Expenses Attributable to AlphaCat Third Party Investors and Noncontrolling Interests	(8,943)	(9,068)	2,726	(15,285)
Validus’ Share of Net Losses and Loss Expenses	30,197	22,353	(15,525)	37,025
Less: Reinstatement Premiums, net	(2,781)	(65)	2,136	(710)
Net Loss Attributable to Validus	$27,416	$22,288	$(13,389)	$36,315

•
For the three months ended December 31, 2016, losses and loss expenses from notable loss events were $52.3 million, or 9.7 percentage points of the loss ratio. Net of losses attributable to AlphaCat investors and noncontrolling interests of $15.3 million and reinstatement premiums of $0.7 million, the net loss attributable to the Company from these events was $36.3 million.

Loss Ratios

•
The loss ratio for the three months ended December 31, 2016 was 50.9%, which included $46.8 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 8.7 percentage points compared to a loss ratio for the three months ended December 31, 2015 of 39.5%, which included $58.1 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 10.7 percentage points. The favorable loss reserve development on prior accident years of $46.8 million was primarily due to favorable development on attritional losses of $41.5 million and favorable development on events of $5.3 million. The favorable loss reserve development on prior accident years of $58.1 million was primarily due to favorable development of attritional losses of $48.1 million and favorable development on events of $10.0 million. The term “events” refers to aggregate notable and non-notable losses incurred.

•	The combined ratio for the three months ended December 31, 2016 was 89.6% compared to 78.3% for the three months ended December 31, 2015, an increase of 11.3 percentage points.

•	Loss ratios by line of business for the three months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended December 31,
	2016	2015
Property	50.4%	25.7%
Marine	50.0%	34.7%
Specialty	46.6%	54.2%
Liability	68.0%	61.8%
All lines	50.9%	39.5%

•
Policy acquisition costs for the three months ended December 31, 2016 were $120.9 million compared to $102.3 million for the three months ended December 31, 2015, an increase of $18.6 million or 18.2%. The increase was primarily driven by an increase in the Validus Re segment as a result of profit commissions on agriculture business.

•
General and administrative expenses for the three months ended December 31, 2016 were $78.0 million compared to $98.6 million for the three months ended December 31, 2015, a decrease of $20.6 million or 20.9%. The decrease was primarily driven by a decrease in the performance bonus accrual.

•
Underwriting income for the three months ended December 31, 2016 was $56.5 million compared to $118.6 million for the three months ended December 31, 2015, a decrease of $62.1 million or 52.3% primarily as a result of the changes in underwriting revenues and deductions described above.

•
Net operating income available to Validus common shareholders for the three months ended December 31, 2016 was $64.3 million compared to $105.4 million for the three months ended December 31, 2015, a decrease of $41.1 million, or 39.0%.

Results of Operations - Fourth Quarter 2016 - Validus Re Segment
The following table presents underwriting income for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016				2015
(Dollars in thousands)	Property	Marine	Specialty	Total	Property	Marine	Specialty	Total
Underwriting revenues
Gross premiums written	$10,533	$(4,178)	$32,480	$38,835	$15,563	$(681)	$(533)	$14,349
Reinsurance premiums ceded	99	22	(27)	94	(305)	69	149	(87)
Net premiums written	10,632	(4,156)	32,453	38,929	15,258	(612)	(384)	14,262
Change in unearned premiums	87,112	28,203	70,269	185,584	92,252	34,938	90,462	217,652
Net premiums earned	97,744	24,047	102,722	224,513	107,510	34,326	90,078	231,914
Other insurance related income				52				257
Total underwriting revenues				224,565				232,171
Underwriting deductions
Losses and loss expenses	39,221	5,034	53,801	98,056	30,061	11,272	59,152	100,485
Policy acquisition costs	17,207	5,459	30,714	53,380	16,601	6,766	14,111	37,478
Total underwriting deductions before G&A	56,428	10,493	84,515	151,436	46,662	18,038	73,263	137,963
Underwriting income before G&A	$41,316	$13,554	$18,207	$73,129	$60,848	$16,288	$16,815	$94,208
General and administrative expenses				20,191				20,174
Share compensation expenses				2,663				2,685
Total underwriting deductions				174,290				160,822
Underwriting income (a)				$50,275				$71,349

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$25,966	$13,844	$66,661	$106,471	$41,899	$21,231	$59,577	$122,707
Current period—notable loss events	19,108	1,420	—	20,528	12	276	—	288
Current period—non-notable loss events	(1)	(762)	759	(4)	56	—	—	56
Change in prior accident years	(5,852)	(9,468)	(13,619)	(28,939)	(11,906)	(10,235)	(425)	(22,566)
Total losses and loss expenses	$39,221	$5,034	$53,801	$98,056	$30,061	$11,272	$59,152	$100,485

Selected ratios:
Ratio of net to gross premiums written	100.9%	99.5%	99.9%	100.2%	98.0%	89.9%	72.0%	99.4%
Losses and loss expense ratio:
Current period excluding items below	26.6%	57.6%	65.0%	47.5%	39.0%	61.9%	66.2%	52.9%
Current period—notable loss events	19.5%	5.9%	—%	9.1%	—%	0.8%	—%	0.1%
Current period—non-notable loss events	—%	(3.2)%	0.7%	—%	0.1%	—%	—%	—%
Change in prior accident years	(6.0)%	(39.4)%	(13.3)%	(12.9)%	(11.1)%	(29.8)%	(0.5)%	(9.7)%
Losses and loss expense ratio	40.1%	20.9%	52.4%	43.7%	28.0%	32.9%	65.7%	43.3%
Policy acquisition cost ratio	17.6%	22.7%	29.9%	23.8%	15.4%	19.7%	15.7%	16.1%
General and administrative expense ratio (b)				10.1%				9.9%
Expense ratio				33.9%				26.0%
Combined ratio				77.6%				69.3%

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

Summarized Results of Operations - Fourth Quarter 2016 - Validus Re Segment
Highlights for the fourth quarter 2016 as compared to 2015 were as follows:

•
Gross premiums written for the three months ended December 31, 2016 were $38.8 million compared to $14.3 million for the three months ended December 31, 2015, an increase of $24.5 million, or 170.6%. Gross premiums written for the three months ended December 31, 2016 included $10.5 million of property premiums, $(4.2) million of marine premiums and $32.5 million of specialty premiums, compared to $15.6 million of property premiums, $(0.7) million of marine premiums and $(0.5) million of specialty premiums for the three months ended December 31, 2015. The increase in the specialty lines of $33.0 million was primarily driven by new casualty business of $24.9 million and growth in the financial lines of $9.3 million. Partially offsetting this increase were decreases in the property and marine lines of $5.0 million and $3.5 million, respectively.

•
The loss ratio for the three months ended December 31, 2016 was 43.7%, which included $28.9 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 12.9 percentage points compared to a loss ratio for the three months ended December 31, 2015 of 43.3%, which included $22.6 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 9.7 percentage points. The loss ratio for the three months ended December 31, 2016 included losses on fourth quarter 2016 notable loss events of $32.5 million, or 14.4 percentage points of the loss ratio. Partially offsetting these losses was a reduction on the second quarter 2016 notable loss event, the Canadian Wildfires, of $12.0 million, benefiting the loss ratio by 5.3 percentage points, for total notable losses of $20.5 million or 9.1 percentage points of the loss ratio. The favorable development of $28.9 million on prior accident years for the three months ended December 31, 2016 was primarily due to favorable development on attritional losses of $24.3 million and favorable development on events of $4.6 million.

•
Policy acquisition costs for the three months ended December 31, 2016 were $53.4 million compared to $37.5 million for the three months ended December 31, 2015, an increase of $15.9 million or 42.4%. The increase was primarily driven by an increase in the specialty lines as a result of profit commissions on agriculture business.

•	The combined ratio for the three months ended December 31, 2016 was 77.6% compared to 69.3% for the three months ended December 31, 2015, an increase of 8.3 percentage points.

•	Underwriting income for the three months ended December 31, 2016 was $50.3 million compared to $71.3 million for the three months ended December 31, 2015, a decrease of $21.1 million, or 29.5%.

Results of Operations - Fourth Quarter 2016 - Talbot Segment
The following table presents underwriting income for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016				2015
(Dollars in thousands)	Property	Marine	Specialty	Total	Property	Marine	Specialty	Total
Underwriting revenues
Gross premiums written	$71,371	$39,635	$107,638	$218,644	$73,926	$60,648	$95,113	$229,687
Reinsurance premiums ceded	(20,022)	(3,049)	(15,162)	(38,233)	(21,957)	(1,921)	(10,874)	(34,752)
Net premiums written	51,349	36,586	92,476	180,411	51,969	58,727	84,239	194,935
Change in unearned premiums	3,381	15,605	(24,877)	(5,891)	2,834	14,192	(8,041)	8,985
Net premiums earned	54,730	52,191	67,599	174,520	54,803	72,919	76,198	203,920
Other insurance related income				66				287
Total underwriting revenues				174,586				204,207
Underwriting deductions
Losses and loss expenses	46,028	33,053	26,594	105,675	21,911	25,941	30,958	78,810
Policy acquisition costs	9,132	14,816	18,735	42,683	8,474	18,504	19,219	46,197
Total underwriting deductions before G&A	55,160	47,869	45,329	148,358	30,385	44,445	50,177	125,007
Underwriting (loss) income before G&A	$(430)	$4,322	$22,270	$26,228	$24,418	$28,474	$26,021	$79,200
General and administrative expenses				24,550				39,965
Share compensation expenses				3,123				3,178
Total underwriting deductions				176,031				168,150
Underwriting (loss) income (a)				$(1,445)				$36,057

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$44,917	$30,865	$33,431	$109,213	$27,028	$39,192	$36,076	$102,296
Current period—notable loss events	8,379	3,414	608	12,401	135	(509)	—	(374)
Current period—non-notable loss events	131	1	—	132	—	—	—	—
Change in prior accident years	(7,399)	(1,227)	(7,445)	(16,071)	(5,252)	(12,742)	(5,118)	(23,112)
Total losses and loss expenses	$46,028	$33,053	$26,594	$105,675	$21,911	$25,941	$30,958	$78,810

Selected ratios:
Ratio of net to gross premiums written	71.9%	92.3%	85.9%	82.5%	70.3%	96.8%	88.6%	84.9%
Losses and loss expense ratio:
Current period excluding items below	82.1%	59.2%	49.4%	62.6%	49.4%	53.8%	47.3%	50.1%
Current period—notable loss events	15.3%	6.5%	0.9%	7.1%	0.2%	(0.7)%	—%	(0.2)%
Current period—non-notable loss events	0.2%	—%	—%	0.1%	—%	—%	—%	—%
Change in prior accident years	(13.5)%	(2.4)%	(11.0)%	(9.2)%	(9.6)%	(17.5)%	(6.7)%	(11.3)%
Losses and loss expense ratio	84.1%	63.3%	39.3%	60.6%	40.0%	35.6%	40.6%	38.6%
Policy acquisition cost ratio	16.7%	28.4%	27.7%	24.5%	15.5%	25.4%	25.2%	22.7%
General and administrative expense ratio (b)				15.8%				21.2%
Expense ratio				40.3%				43.9%
Combined ratio				100.9%				82.5%

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

Summarized Results of Operations - Fourth Quarter 2016 - Talbot Segment
Highlights for the fourth quarter 2016 as compared to 2015 were as follows:

•
Gross premiums written for the three months ended December 31, 2016 were $218.6 million compared to $229.7 million for the three months ended December 31, 2015, a decrease of $11.0 million, or 4.8%. Gross premiums written for the three months ended December 31, 2016 included $71.4 million of property premiums, $39.6 million of marine premiums and $107.6 million of specialty premiums compared to $73.9 million of property premiums, $60.6 million of marine premiums and $95.1 million of specialty premiums for the three months ended December 31, 2015. The decrease in the marine lines of $21.0 million was primarily driven by decreases in the upstream energy and cargo classes as a result of reductions in our participation and non-renewals on various programs due to the current rate environment and premium adjustments on prior year policies. This decrease was partially offset by an increase in gross premiums written in the specialty lines of $12.5 million, primarily due to increases in the contingency, political lines and financial lines classes of $10.0 million, $7.6 million and $4.1 million, respectively.

•
Net premiums earned for the three months ended December 31, 2016 were $174.5 million compared to $203.9 million for the three months ended December 31, 2015, a decrease of $29.4 million or 14.4%. The decrease was driven primarily by the decline in gross premiums written in the marine lines and slower earnings patterns on longer-term contracts in the specialty lines during the twelve months ended December 31, 2016. Also contributing to the decrease was the impact of reinstatement premiums payable during the three months ended December 31, 2016.

•
The loss ratio for the three months ended December 31, 2016 was 60.6%, which included $16.1 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 9.2 percentage points compared to a loss ratio for the three months ended December 31, 2015 of 38.6%, which included $23.1 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 11.3 percentage points. The loss ratio for the three months ended December 31, 2016 included losses on fourth quarter 2016 notable loss events of $14.6 million, or 8.4 percentage points of the loss ratio. Partially offsetting these losses was a reduction on the second quarter 2016 notable loss event, the Canadian Wildfires, of $2.2 million, benefiting the loss ratio by 1.3 percentage points, for total notable losses of $12.4 million or 7.1 percentage points of the loss ratio. The favorable development of $16.1 million on prior accident years for the three months ended December 31, 2016 is primarily due to favorable development on attritional losses.

•
General and administrative expenses for the three months ended December 31, 2016 were $24.6 million compared to $40.0 million for the three months ended December 31, 2015, a decrease of $15.4 million, or 38.6%. The decrease was primarily due to the impact of foreign exchange and a reduction in the performance bonus accrual.

•	The combined ratio for the three months ended December 31, 2016 was 100.9% compared to 82.5% for the three months ended December 31, 2015, an increase of 18.4 percentage points.

•
Underwriting loss for the three months ended December 31, 2016 was $1.4 million compared to income of $36.1 million for the three months ended December 31, 2015, a decrease of $37.5 million, or 104.0%.

Results of Operations - Fourth Quarter 2016 - Western World Segment
The following table presents underwriting income for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016			2015
(Dollars in thousands)	Property	Liability	Total	Property	Liability	Total
Underwriting revenues
Gross premiums written	$29,039	$57,991	$87,030	$13,884	$57,248	$71,132
Reinsurance premiums ceded	(3,675)	(3,612)	(7,287)	(1,167)	(4,320)	(5,487)
Net premiums written	25,364	54,379	79,743	12,717	52,928	65,645
Change in unearned premiums	(5,280)	816	(4,464)	(1,139)	(2,786)	(3,925)
Net premiums earned	20,084	55,195	75,279	11,578	50,142	61,720
Other insurance related income			216			257
Total underwriting revenues			75,495			61,977
Underwriting deductions
Losses and loss expenses	16,634	37,555	54,189	2,787	30,993	33,780
Policy acquisition costs	5,175	12,563	17,738	2,886	11,412	14,298
Total underwriting deductions before G&A	21,809	50,118	71,927	5,673	42,405	48,078
Underwriting (loss) income before G&A	$(1,725)	$5,077	$3,568	$5,905	$7,737	$13,899
General and administrative expenses			9,576			9,578
Share compensation expenses			718			558
Total underwriting deductions			82,221			58,214
Underwriting (loss) income (a)			$(6,726)			$3,763

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$13,297	$38,078	$51,375	$4,184	$36,924	$41,108
Current period—notable loss events	3,400	—	3,400	—	—	—
Current period—non-notable loss events	62	—	62	—	—	—
Change in prior accident years	(125)	(523)	(648)	(1,397)	(5,931)	(7,328)
Total losses and loss expenses	$16,634	$37,555	$54,189	$2,787	$30,993	$33,780

Selected ratios:
Ratio of net to gross premiums written	87.3%	93.8%	91.6%	91.6%	92.5%	92.3%
Losses and loss expense ratio:
Current period excluding items below	66.2%	68.9%	68.3%	36.2%	73.6%	66.6%
Current period—notable loss events	16.9%	—%	4.5%	—%	—%	—%
Current period—non-notable loss events	0.3%	—%	0.1%	—%	—%	—%
Change in prior accident years	(0.6)%	(0.9)%	(0.9)%	(12.1)%	(11.8)%	(11.9)%
Losses and loss expense ratio	82.8%	68.0%	72.0%	24.1%	61.8%	54.7%
Policy acquisition cost ratio	25.8%	22.8%	23.5%	24.9%	22.8%	23.2%
General and administrative expense ratio (b)			13.7%			16.4%
Expense ratio			37.2%			39.6%
Combined ratio			109.2%			94.3%

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

Summarized Results of Operations - Fourth Quarter 2016 - Western World Segment
Highlights for the fourth quarter 2016 as compared to 2015 were as follows:

•
Gross premiums written for the three months ended December 31, 2016 were $87.0 million compared to $71.1 million for the three months ended December 31, 2015, an increase of $15.9 million, or 22.3%. Gross premiums written for the three months ended December 31, 2016 included $29.0 million of property premiums and $58.0 million of liability premiums, compared to $13.9 million of property premiums and $57.2 million of liability premiums for the three months ended December 31, 2015. The increase in gross premiums written in the property lines of $15.2 million was primarily due to additional business written in the programs property, commercial package property, and brokerage property classes of $5.6 million, $3.9 million, and $3.1 million, respectively, as a result of the continued build out of the underwriting platform in short-tail lines.

•
The loss ratio for the three months ended December 31, 2016 was 72.0%, which included $0.6 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 0.9 percentage points compared to a loss ratio for the three months ended December 31, 2015 of 54.7%, which included $7.3 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 11.9 percentage points. The loss ratio for the three months ended December 31, 2016 included losses on fourth quarter 2016 notable loss events of $3.4 million, or 4.5 percentage points of the loss ratio and other U.S.-based weather losses of $2.8 million, or 3.7 percentage points of the loss ratio. The favorable development of $7.3 million on prior accident years for the three months ended December 31, 2015 is primarily due to favorable development on attritional losses and the amortization of the risk premium adjustment accounted for at the time of the acquisition of Western World.

•
The combined ratio for the three months ended December 31, 2016 was 109.2% compared to 94.3% for the three months ended December 31, 2015, an increase of 14.9 percentage points. The increase was driven by lower favorable development on prior accident years and higher losses and loss expenses on notable loss events and U.S.-based weather losses during the three months ended December 31, 2016.

•	Underwriting loss for the three months ended December 31, 2016 was $6.7 million compared to income of $3.8 million for the three months ended December 31, 2015, a decrease of $10.5 million.

Results of Operations - Fourth Quarter 2016 - AlphaCat Segment
The following table presents Validus’ share of the AlphaCat segment income on an asset manager basis for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
(Dollars in thousands)	2016	2015
Revenues
Third party	$3,928	$5,039
Related party	737	1,251
Total revenues	4,665	6,290

Expenses
General and administrative expenses	2,676	3,232
Share compensation expenses	82	140
Finance expenses	33	53
Tax expenses	90	—
Foreign exchange losses (gains)	2	(7)
Total expenses	2,883	3,418
Income before investment income from AlphaCat Funds and Sidecars	$1,782	$2,872

Investment income (loss) from AlphaCat Funds and Sidecars (b)
AlphaCat Sidecars	14	1,618
AlphaCat ILS Funds - Lower Risk (c)	1,998	2,037
AlphaCat ILS Funds - Higher Risk (c)	1,864	1,820
BetaCat ILS Funds	644	461
PaCRe	—	(1,708)
Total investment income from AlphaCat Funds and Sidecars	4,520	4,228
Validus’ share of AlphaCat segment income	$6,302	$7,100

Supplemental information:
Gross premiums written
AlphaCat Sidecars	$(163)	$329
AlphaCat ILS Funds - Lower Risk (c)	(19)	1,275
AlphaCat ILS Funds - Higher Risk (c)	(105)	36
AlphaCat Direct (d)	23	(5)
Total	$(264)	$1,635

(a)
In presenting the Company’s results, management has included and discussed the results of AlphaCat, which are presented on an asset manager basis. Validus’ share of AlphaCat income is a non-GAAP measure and is not calculated under standards or rules that comprise U.S. GAAP. Further discussion of these measures is presented in the section entitled “Non-GAAP Financial Measures.”

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

Summarized Results of Operations - Fourth Quarter 2016 - AlphaCat Segment
Highlights for the fourth quarter 2016 as compared to 2015 were as follows:

•
AlphaCat’s assets under management increased during the fourth quarter 2016 to $2,741.3 million as at January 1, 2017, compared to $2,615.1 million as at October 1, 2016. Third party assets under management were $2,498.6 million as at January 1, 2017, compared to $2,292.6 million as at October 1, 2016.

•
Revenues earned for the three months ended December 31, 2016 were $4.7 million, of which $3.9 million were earned from third parties, compared to $6.3 million for the three months ended December 31, 2015, of which $5.0 million were earned from third parties. The decrease in revenues earned from third parties of $1.1 million was driven by a decrease in performance fees earned as a result of the notable loss events incurred during the three months ended December 31, 2016.

•	Total expenses for the three months ended December 31, 2016 were $2.9 million, compared to $3.4 million for the three months ended December 31, 2015, a decrease of $0.5 million, or 15.7%.

•
Income before investment income from AlphaCat Funds and Sidecars for the three months ended December 31, 2016 was $1.8 million, compared to $2.9 million for the three months ended December 31, 2015, a decrease of $1.1 million, or 38.0%.

•
Investment income from AlphaCat Funds and Sidecars, excluding PaCRe which was off-risk effective January 1, 2016, for the three months ended December 31, 2016 was $4.5 million, compared to $5.9 million for the three months ended December 31, 2015, a decrease of $1.4 million or 23.9%. The decrease was driven by the notable loss events incurred during the three months ended December 31, 2016.

•
Validus’ share of AlphaCat income, excluding PaCRe, for the three months ended December 31, 2016 was $6.3 million, compared to $8.8 million for the three months ended December 31, 2015, a decrease of $2.5 million, or 28.5%.

Consolidated Results - Fourth Quarter 2016 - Corporate and Investments
The following table presents the corporate and investment function’s income and expense items on a consolidated basis for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
(Dollars in thousands)	2016	2015
Investment income
Managed net investment income (a)	$35,875	$29,885

Operating expenses
General and administrative expenses	19,973	24,222
Share compensation expenses	3,856	3,501
Finance expenses (a)	14,546	15,448
Dividends on preferred shares	2,203	—
Tax benefit (a)	(21,237)	(756)
Total operating expenses	19,341	42,415

Other items
Net realized gains (losses) on managed investments (a)	9,166	(3,353)
Change in net unrealized losses on managed investments (a)	(67,676)	(34,515)
Income (loss) from investment affiliates	2,166	(1,261)
Foreign exchange (losses) gains (a)	(850)	852
Other income	7	1,576
Total other items	(57,187)	(36,701)
Total Corporate and Investments	$(40,653)	$(49,231)

(a)	These items exclude the components which are included in the Company’s share of AlphaCat and amounts which are consolidated from VIEs.
Highlights for the fourth quarter 2016 as compared to 2015 were as follows:

•
Net investment income from managed investments for the three months ended December 31, 2016 was $35.9 million compared to $29.9 million for the three months ended December 31, 2015, an increase of $6.0 million, or 20.0%. The increase was primarily driven by returns on the Company’s portfolio of structured securities, of which $4.0 million was generated from a single fixed income fund. Annualized effective yield for the three months ended December 31, 2016 was 2.25%, compared to 1.90% for the three months ended December 31, 2015, an increase of 35 basis points.

•
Net realized gains on managed investments for the three months ended December 31, 2016 were $9.2 million compared to losses of $3.4 million for the three months ended December 31, 2015, a favorable movement of $12.5 million. The favorable movement primarily resulted from realized gains on the termination of two interest rate swap contracts which were entered into in the third quarter of 2016 to partially offset the impact of interest rate increases on the Company’s fixed maturity portfolio.

•
The change in net unrealized losses on managed investments for the three months ended December 31, 2016 was $67.7 million compared to $34.5 million for the three months ended December 31, 2015, an unfavorable movement of $33.2 million, or 96.1%. The unfavorable movement was primarily driven by an increase in interest rates during the three months ended December 31, 2016.

•
General and administrative expenses for the three months ended December 31, 2016 were $20.0 million compared to $24.2 million for the three months ended December 31, 2015, a decrease of $4.2 million or 17.5% primarily due to a reduction in the performance bonus accrual during the three months ended December 31, 2016.

•	Share compensation expenses for the three months ended December 31, 2016 were $3.9 million compared to $3.5 million for the three months ended December 31, 2015, an increase of $0.4 million or 10.1%.

•
Finance expenses, excluding the Company’s share of AlphaCat finance expenses from consolidated variable interest entities, for the three months ended December 31, 2016 were $14.5 million compared to $15.4 million for the three months ended December 31, 2015, a decrease of $0.9 million or 5.8%.

•	The Company issued $150.0 million of preferred shares in June 2016. Dividends paid on preferred shares were $2.2 million for the three months ended December 31, 2016.

•
Tax benefit for the three months ended December 31, 2016 was $21.2 million compared to $0.8 million for the three months ended December 31, 2015, a favorable movement of $20.5 million. The favorable movement was primarily due to a partial release of a valuation allowance which had been applied against a deferred tax asset related to net operating losses acquired as part of the Flagstone acquisition. The Company believes it is now more-likely-than-not that it will have sufficient future taxable income to realize a portion of that deferred tax asset over the next three years and in accordance with U.S. GAAP, the Company was required to record a tax benefit of $18.4 million in the quarter.

Full Year 2016, 2015 and 2014 Summarized Results of Operations - Consolidated
The Company acquired Western World on October 2, 2014, therefore the results of Western World have been included in the Company’s consolidated results from the date of acquisition. The following table presents the results of operations for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Underwriting revenues
Gross premiums written	$2,648,705	$2,557,506	$2,358,865
Reinsurance premiums ceded	(289,705)	(328,681)	(313,208)
Net premiums written	2,359,000	2,228,825	2,045,657
Change in unearned premiums	(109,835)	18,064	(52,602)
Net premiums earned	2,249,165	2,246,889	1,993,055
Other insurance related income	2,961	6,113	3,472
Total underwriting revenues	2,252,126	2,253,002	1,996,527
Underwriting deductions
Losses and loss expenses	1,065,097	977,833	765,015
Policy acquisition costs	449,482	410,058	339,467
General and administrative expenses	336,294	363,709	329,362
Share compensation expenses	42,907	38,341	33,073
Total underwriting deductions	1,893,780	1,789,941	1,466,917
Underwriting income (a)	$358,346	$463,061	$529,610

Net investment income	150,385	127,824	100,086
Finance expenses	(58,520)	(74,742)	(68,324)
Dividends on preferred shares	(4,455)	—	—
Tax benefit (expense)	19,729	(6,376)	(155)
Loss from operating affiliate	(23)	(3,949)	(4,340)
(Income) attributable to AlphaCat investors	(23,358)	(2,412)	—
Net (income) attributable to noncontrolling interests	(122,906)	(93,657)	(76,115)
Net operating income available to Validus common shareholders (a)	$319,198	$409,749	$480,762

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$1,120,841	$1,164,775	$954,644
Current period—notable loss events	90,211	96,964	34,944
Current period—non-notable loss events	70,237	22,231	34,668
Change in prior accident years	(216,192)	(306,137)	(259,241)
Total losses and loss expenses	$1,065,097	$977,833	$765,015

Selected ratios:
Ratio of net to gross premiums written	89.1%	87.1%	86.7%
Losses and loss expense ratio:
Current period excluding items below	49.9%	51.8%	47.9%
Current period—notable loss events	4.0%	4.3%	1.8%
Current period—non-notable loss events	3.1%	1.0%	1.7%
Change in prior accident years	(9.6)%	(13.6)%	(13.0)%
Losses and loss expense ratio	47.4%	43.5%	38.4%
Policy acquisition cost ratio	20.0%	18.3%	17.0%
General and administrative expense ratio (b)	16.8%	17.9%	18.2%
Expense ratio	36.8%	36.2%	35.2%
Combined ratio	84.2%	79.7%	73.6%

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

Full Year 2016, 2015 and 2014 Results
Highlights for the year ended December 31, 2016, 2015 and 2014 were as follows:

•
Gross premiums written for the year ended December 31, 2016 were $2,648.7 million compared to $2,557.5 million for the year ended December 31, 2015, an increase of $91.2 million, or 3.6%. The increase in gross premiums written was primarily driven by an increase in the AlphaCat and Western World segments and was partially offset by a decrease in the Validus Re and Talbot segments.

•
Gross premiums written for the year ended December 31, 2015 were $2,557.5 million compared to $2,358.9 million for the year ended December 31, 2014, an increase of $198.6 million, or 8.4%. The increase in gross premiums written was primarily driven by an increase in the Western World, AlphaCat and Validus Re segments and was partially offset by a decrease in the Talbot segment.

•	Underwriting revenues for the years ended December 31, 2016, 2015 and 2014 were $2,252.1 million, $2,253.0 million, and $1,996.5 million, respectively.

•	Losses and loss expenses for the years ended December 31, 2016, 2015 and 2014 were $1,065.1 million, $977.8 million and $765.0 million, respectively.
Notable and Non-notable Loss Events
Losses and loss expenses arising from notable and non-notable loss events occurring during the years ended December 31, 2016, 2015 and 2014 are set out in the tables below:

	Year Ended December 31, 2016
	Notable Loss Events			Non-notable Loss Events				Total
(Dollars in thousands)	Canadian Wildfires	Hurricane Matthew	2016 New Zealand Earthquake	Texas Hailstorms	Kumamoto Earthquake	Jubilee Oil	SpaceX
Net Losses and Loss Expenses	$19,650	$39,140	$31,421	$19,305	$15,480	$15,213	$20,239	$160,448
Less: Net Losses and Loss Expenses Attributable to AlphaCat Third Party Investors and Noncontrolling Interests	(3,696)	(8,943)	(9,068)	(5,638)	—	—	—	(27,345)
Validus’ Share of Net Losses and Loss Expenses	15,954	30,197	22,353	13,667	15,480	15,213	20,239	133,103
Less: Reinstatement Premiums, net	(1,496)	(2,781)	(65)	(2,108)	—	(8,942)	(1,510)	(16,902)
Net Loss Attributable to Validus	$14,458	$27,416	$22,288	$11,559	$15,480	$6,271	$18,729	$116,201

•
For the year ended December 31, 2016, losses and loss expenses from the three notable loss events were $90.2 million, or 4.0 percentage points of the loss ratio. Net of losses attributable to AlphaCat investors and noncontrolling interests of $21.7 million and reinstatement premiums of $4.3 million, the net loss attributable to the Company from these notable loss events was $64.2 million. Losses and loss expenses from the four non-notable loss events were $70.2 million, or 3.1 percentage points of the loss ratio. Net of losses attributable to AlphaCat investors and noncontrolling interests of $5.6 million and reinstatement premiums of $12.6 million, the net loss attributable to the Company from these non-notable loss events was $52.0 million.

	Year Ended December 31, 2015
	Notable Loss Events		Non-notable Loss Event	Total
(Dollars in thousands)	Tianjin	Pemex	2015 Chilean Earthquake
Net Losses and Loss Expenses	$47,427	$49,537	$22,231	$119,195
Less: Reinstatement Premiums, net	(3,896)	2,130	(2,200)	(3,966)
Net Loss Attributable to Validus	$43,531	$51,667	$20,031	$115,229

•
For the year ended December 31, 2015, losses and loss expenses from the two notable loss events were $97.0 million, or 4.3 percentage points of the loss ratio. Net of reinstatement premiums of $1.8 million, the net loss attributable to the Company from these notable loss events was $95.2 million. Losses and loss expenses from a single non-notable loss event were $22.2 million, or 1.0 percentage point of the loss ratio. Net of reinstatement premiums of $2.2 million, the net loss attributable to the Company from this non-notable loss event was $20.0 million.

	Year Ended December 31, 2014
	Notable Loss Event	Non-notable Loss Events		Total
(Dollars in thousands)	Tripoli Airport	Japanese Snowstorm	2014 Chilean Earthquake
Net Losses and Loss Expenses	$34,944	$16,256	$18,412	$69,612
Less: Reinstatement Premiums, net	(3,816)	(2,239)	(496)	(6,551)
Net Loss Attributable to Validus	$31,128	$14,017	$17,916	$63,061

•
For the year ended December 31, 2014, losses and loss expenses from a single notable loss event were $34.9 million, or 1.8 percentage points of the loss ratio. Net of reinstatement premiums of $3.8 million, the net loss attributable to the Company from this notable loss event was $31.1 million. Losses and loss expenses from the two non-notable loss events were $34.7 million, or 1.7 percentage points of the loss ratio. Net of reinstatement premiums of $2.7 million, the net loss attributable to the Company from these non-notable loss events was $32.0 million.

Change in prior accident years

•	Loss reserve development on prior years was as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
(Favorable) development on events	$(14,394)	$(52,196)	$(50,884)
(Favorable) development on attritional losses	(201,797)	(253,941)	(208,357)
Change in prior accident years	$(216,191)	$(306,137)	$(259,241)
The favorable development on events in 2016 primarily related to favorable development on the 2015 Chilean Earthquake non-notable loss event and the 2015 Tianjin port explosion notable loss event and was partially offset by adverse development established following the receipt of a loss advice on an individual marine policy that incepted during the second half of 2015. The favorable development on events in 2015 primarily related to favorable development on Superstorm Sandy. The favorable development on events in 2014 primarily related to favorable development on the Superstorm Sandy and European Floods notable loss events and was partially offset by adverse development on the 2010 New Zealand Earthquake notable loss event.
Loss Ratio

•	Loss ratios by line of business were as follows:

	Years Ended December 31,
	2016	2015	2014
Property	35.3%	23.0%	16.3%
Marine	51.9%	47.5%	40.5%
Specialty	55.0%	57.9%	64.0%
Liability	65.9%	69.3%	68.3%
All lines	47.4%	43.5%	38.4%

•	Policy acquisition costs for the years ended December 31, 2016, 2015 and 2014 were $449.5 million, $410.1 million and $339.5 million, respectively.

•	General and administrative expenses for the years ended December 31, 2016, 2015 and 2014 were $336.3 million, $363.7 million and $329.4 million, respectively.

•	Underwriting income for the years ended December 31, 2016, 2015 and 2014 was $358.3 million, $463.1 million and $529.6 million, respectively.

•	Net operating income available to Validus common shareholders for the years ended December 31, 2016, 2015 and 2014 was $319.2 million, $409.7 million and $480.8 million, respectively.

Full Year 2016 Results of Operations - Validus Re Segment
The following table presents underwriting income by line of business for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016				2015
(Dollars in thousands)	Property	Marine	Specialty	Total	Property	Marine	Specialty	Total
Underwriting revenues
Gross premiums written	$472,965	$105,698	$532,391	$1,111,054	$547,409	$152,670	$426,680	$1,126,759
Reinsurance premiums ceded	(86,646)	(12,546)	(12,372)	(111,564)	(121,518)	(17,127)	(10,443)	(149,088)
Net premiums written	386,319	93,152	520,019	999,490	425,891	135,543	416,237	977,671
Change in unearned premiums	12,499	18,020	(86,064)	(55,545)	5,235	12,022	(4,715)	12,542
Net premiums earned	398,818	111,172	433,955	943,945	431,126	147,565	411,522	990,213
Other insurance related (loss) income				(55)				3,575
Total underwriting revenues				943,890				993,788
Underwriting deductions
Losses and loss expenses	97,859	45,595	268,034	411,488	86,232	91,306	280,438	457,976
Policy acquisition costs	72,558	19,396	89,086	181,040	74,655	30,024	61,708	166,387
Total underwriting deductions before G&A	170,417	64,991	357,120	592,528	160,887	121,330	342,146	624,363
Underwriting income before G&A	$228,401	$46,181	$76,835	$351,362	$270,239	$26,235	$69,376	$369,425
General and administrative expenses				72,770				78,428
Share compensation expenses				11,034				10,350
Total underwriting deductions				676,332				713,141
Underwriting income (a)				$267,558				$280,647

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$96,671	$58,353	$293,778	$448,802	$115,825	$83,271	$297,470	$496,566
Current period—notable loss events	36,992	1,420	—	38,412	23,310	47,495	1,665	72,470
Current period—non-notable loss events	22,084	10,257	10,466	42,807	17,440	—	116	17,556
Change in prior accident years	(57,888)	(24,435)	(36,210)	(118,533)	(70,343)	(39,460)	(18,813)	(128,616)
Total losses and loss expenses	$97,859	$45,595	$268,034	$411,488	$86,232	$91,306	$280,438	$457,976

Selected ratios:
Ratio of net to gross premiums written	81.7%	88.1%	97.7%	90.0%	77.8%	88.8%	97.6%	86.8%
Losses and loss expense ratio:
Current period excluding items below	24.2%	52.5%	67.7%	47.6%	26.9%	56.4%	72.3%	50.1%
Current period—notable loss events	9.3%	1.3%	—%	4.1%	5.4%	32.2%	0.4%	7.3%
Current period—non-notable loss events	5.5%	9.2%	2.4%	4.5%	4.0%	—%	—%	1.8%
Change in prior accident years	(14.5)%	(22.0)%	(8.3)%	(12.6)%	(16.3)%	(26.7)%	(4.6)%	(13.0)%
Losses and loss expense ratio	24.5%	41.0%	61.8%	43.6%	20.0%	61.9%	68.1%	46.2%
Policy acquisition cost ratio	18.2%	17.4%	20.5%	19.2%	17.3%	20.3%	15.0%	16.8%
General and administrative expense ratio (b)				8.8%				9.0%
Expense ratio				28.0%				25.8%
Combined ratio				71.6%				72.0%

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

Highlights for the for the year ended December 31, 2016 as compared to the year ended December 31, 2015 were as follows:

•
Gross premiums written for the year ended December 31, 2016 were $1,111.1 million compared to $1,126.8 million for the year ended December 31, 2015, a decrease of $15.7 million, or 1.4%. The decrease in gross premiums written was primarily driven by:

◦
A decrease in gross premiums written in the property lines of $74.4 million, primarily due to a reduction in business written in the catastrophe excess of loss lines driven by reductions in participation on various programs due to market conditions; and

◦
A decrease in gross premiums written in the marine lines of $47.0 million, primarily due to reductions in participation on various programs as a result of challenging market conditions and business historically written in marine lines being renewed in specialty lines; partially offset by

◦
An increase in gross premiums written in the specialty lines of $105.7 million, primarily due to new casualty lines written during the period of $79.0 million and business historically written in marine lines being renewed in specialty lines.

•
Reinsurance premiums ceded for the year ended December 31, 2016 were $111.6 million compared to $149.1 million for the year ended December 31, 2015, a decrease of $37.5 million, or 25.2%. The decrease was primarily due to a reduction in the costs associated with the Company’s main proportional retrocession program during the year ended December 31, 2016.

•
Net premiums earned for the year ended December 31, 2016 were $943.9 million compared to $990.2 million for the year ended December 31, 2015, a decrease of $46.3 million, or 4.7%. The decrease was driven by decreases in the property and marine lines of $32.3 million and $36.4 million, respectively, as a result of lower gross premiums written during the year ended December 31, 2016, offset by the earned impact of the reduction in reinsurance premiums ceded and was partially offset by an increase in net premiums earned in the specialty lines of $22.4 million, primarily due to the increase in gross premiums written as noted above, the impact of reinstatement premiums and adjustments to existing business.

•
Losses and loss expenses for the year ended December 31, 2016 were $411.5 million compared to $458.0 million for the year ended December 31, 2015, a decrease of $46.5 million or 10.2%. The decrease was primarily as a result of lower losses and loss expenses from attritional losses and notable loss events during the year ended December 31, 2016 and was partially offset by higher losses and loss expenses from non-notable loss events.

◦
The loss ratio for the year ended December 31, 2016 was 43.6%, which included $118.5 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 12.6 percentage points compared to a loss ratio for the year ended December 31, 2015 of 46.2% which included $128.6 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 13.0 percentage points.

Notable and Non-notable Loss Events

◦	During the year ended December 31, 2016, there were three notable loss events and four non-notable loss events that impacted Validus Re as set out in the table below:

	Year Ended December 31, 2016
	Notable Loss Events			Non-notable Loss Events				Total
(Dollars in thousands)	Canadian Wildfires	Hurricane Matthew	2016 New Zealand Earthquake	Texas Hailstorms	Kumamoto Earthquake	Jubilee Oil	SpaceX
Validus Re’s Share of Net Losses and Loss Expenses	$5,930	$13,580	$18,902	$6,891	$15,195	$10,376	$10,345	$81,219
Less: Reinstatement Premiums, net	(1,085)	(2,781)	(68)	(2,077)	—	(7,981)	(2,393)	(16,385)
Net Loss Attributable to Validus Re	$4,845	$10,799	$18,834	$4,814	$15,195	$2,395	$7,952	$64,834

◦	During the year ended December 31, 2015, there were two notable loss events and one non-notable loss event that impacted Validus Re as set out in the table below:

	Year Ended December 31, 2015
	Notable Loss Events		Non-notable Loss Event	Total
(Dollars in thousands)	Tianjin	Pemex	2015 Chilean Earthquake
Validus Re’s Share of Net Losses and Loss Expenses	$35,818	$36,652	$17,556	$90,026
Less: Reinstatement Premiums, net	(3,136)	(8,940)	(2,200)	(14,276)
Net Loss Attributable to Validus Re	$32,682	$27,712	$15,356	$75,750
Notable Loss Events

◦
For the year ended December 31, 2016, losses and loss expenses from three notable loss events, the Canadian Wildfires, Hurricane Matthew and the 2016 New Zealand Earthquake were $38.4 million, or 4.1 percentage points of the loss ratio. Net of reinstatement premiums of $3.9 million, these events resulted in an aggregate reduction of underwriting income of $34.5 million. The losses and loss expenses of the 2016 notable loss events by line of business were as follows:

▪Canadian Wildfires and 2016 New Zealand Earthquake - property lines of $24.8 million; and
▪Hurricane Matthew - property and marine lines of $12.2 million and $1.4 million, respectively.

◦
For the year ended December 31, 2015, losses and loss expenses from two notable loss events, Tianjin and Pemex, were $72.5 million, or 7.3 percentage points of the loss ratio. Net of reinstatement premiums of $12.1 million, these events resulted in an aggregate reduction of underwriting income of $60.4 million. The losses and loss expenses of the 2015 notable loss events by line of business were as follows:

▪Tianjin - property and marine lines of $23.3 million and $12.5 million, respectively; and
▪Pemex - marine and specialty lines of $35.0 million and $1.7 million, respectively.
Non-notable Loss Events

◦
For the year ended December 31, 2016, losses and loss expenses incurred from the 2016 non-notable loss events, the Texas Hailstorms, Kumamoto Earthquake, Jubilee Oil and SpaceX, were $42.8 million, or 4.5 percentage points of the loss ratio. Net of reinstatement premiums of $12.4 million, these events resulted in an aggregate reduction of underwriting income of $30.4 million. The losses and loss expenses of the 2016 non-notable loss events by line of business were as follows:

▪Texas Hailstorms and Kumamoto Earthquake - property lines of $22.1 million; and
▪Jubilee Oil - marine and specialty lines of $0.7 million and $9.7 million, respectively; and
▪SpaceX - marine and specialty lines of $9.5 million and $0.8 million, respectively.

◦
For the year ended December 31, 2015, losses and loss expenses from the 2015 Chilean Earthquake non-notable loss event were $17.6 million, or 1.8 percentage points of the loss ratio, and related primarily to Validus Re’s property lines. Net of reinstatement premiums of $2.2 million, this event resulted in an aggregate reduction of underwriting income of $15.4 million.

Change in prior accident years

•	Loss reserve development by line of business for the years ended December 31, 2016 and 2015 was as follows:

	Year Ended December 31, 2016
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) adverse development on events	$(32,553)	$9,677	$1,849	$(21,027)
(Favorable) development on attritional losses	(25,335)	(34,112)	(38,059)	(97,506)
Change in prior accident years	$(57,888)	$(24,435)	$(36,210)	$(118,533)
The favorable development on events in 2016 in the property lines was primarily related to the 2015 Chilean Earthquake non-notable loss event and the Tianjin notable loss event. The adverse development in 2016 in the marine lines primarily related to reserves established following the receipt of a loss advice on an individual marine policy that incepted during the second half of 2015.

	Year Ended December 31, 2015
	Property	Marine	Specialty	Total
(Favorable) adverse development on events	$(32,408)	$23	$240	$(32,145)
(Favorable) development on attritional losses	(37,935)	(39,483)	(19,053)	(96,471)
Change in prior accident years	$(70,343)	$(39,460)	$(18,813)	$(128,616)
The favorable development on events in 2015 in the property lines was primarily related to Superstorm Sandy.

•
Policy acquisition costs for the year ended December 31, 2016 were $181.0 million compared to $166.4 million for the year ended December 31, 2015, an increase of $14.7 million, or 2.4 percentage points of the policy acquisition costs ratio. The increase was driven by an increase in the specialty lines due to profit commissions on agriculture business, as well as an increase in financial, trade credit and mortgage lines, along with new casualty business which carries higher costs and was partially offset by a decrease in the marine lines as a result of a reduction in proportional business along with adjustments to existing business.

•
General and administration expenses for the year ended December 31, 2016 were $72.8 million compared to $78.4 million for the year ended December 31, 2015, a decrease of $5.7 million, or 7.2%. The decrease was primarily due to reductions in office related expenses, staff costs and the performance bonus accrual.

The following table presents underwriting income by line of business for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015				2014
(Dollars in thousands)	Property	Marine	Specialty	Total	Property	Marine	Specialty	Total
Underwriting revenues
Gross premiums written	$547,409	$152,670	$426,680	$1,126,759	$616,554	$190,959	$311,019	$1,118,532
Reinsurance premiums ceded	(121,518)	(17,127)	(10,443)	(149,088)	(139,656)	(16,524)	(7,498)	(163,678)
Net premiums written	425,891	135,543	416,237	977,671	476,898	174,435	303,521	954,854
Change in unearned premiums	5,235	12,022	(4,715)	12,542	(6,603)	(7,179)	(23,788)	(37,570)
Net premiums earned	431,126	147,565	411,522	990,213	470,295	167,256	279,733	917,284
Other insurance related income				3,575				3,159
Total underwriting revenues				993,788				920,443
Underwriting deductions
Losses and loss expenses	86,232	91,306	280,438	457,976	41,689	58,960	206,641	307,290
Policy acquisition costs	74,655	30,024	61,708	166,387	76,955	26,724	37,991	141,670
Total underwriting deductions before G&A	160,887	121,330	342,146	624,363	118,644	85,684	244,632	448,960
Underwriting income before G&A	$270,239	$26,235	$69,376	$369,425	$351,651	$81,572	$35,101	$471,483
General and administrative expenses				78,428				74,739
Share compensation expenses				10,350				9,739
Total underwriting deductions				713,141				533,438
Underwriting income (a)				$280,647				$387,005

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$115,825	$83,271	$297,470	$496,566	$87,870	$65,749	$188,919	$342,538
Current period—notable loss events	23,310	47,495	1,665	72,470	—	41	22,428	22,469
Current period—non-notable loss events	17,440	—	116	17,556	29,883	—	—	29,883
Change in prior accident years	(70,343)	(39,460)	(18,813)	(128,616)	(76,064)	(6,830)	(4,706)	(87,600)
Total losses and loss expenses	$86,232	$91,306	$280,438	$457,976	$41,689	$58,960	$206,641	$307,290

Selected ratios:
Ratio of net to gross premiums written	77.8%	88.8%	97.6%	86.8%	77.3%	91.3%	97.6%	85.4%
Losses and loss expense ratio:
Current period excluding items below	26.9%	56.4%	72.3%	50.1%	18.7%	39.3%	67.6%	37.3%
Current period—notable loss events	5.4%	32.2%	0.4%	7.3%	—%	—%	8.0%	2.4%
Current period—non-notable loss events	4.0%	—%	—%	1.8%	6.4%	—%	—%	3.3%
Change in prior accident years	(16.3)%	(26.7)%	(4.6)%	(13.0)%	(16.2)%	(4.1)%	(1.7)%	(9.5)%
Losses and loss expense ratio	20.0%	61.9%	68.1%	46.2%	8.9%	35.2%	73.9%	33.5%
Policy acquisition cost ratio	17.3%	20.3%	15.0%	16.8%	16.4%	16.0%	13.6%	15.5%
General and administrative expense ratio (b)				9.0%				9.2%
Expense ratio				25.8%				24.7%
Combined ratio				72.0%				58.2%

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

Highlights for the for the year ended December 31, 2015 as compared to the year ended December 31, 2014 were as follows:

•
Gross premiums written for the year ended December 31, 2015 were $1,126.8 million compared to $1,118.5 million for the year ended December 31, 2014, an increase of $8.2 million, or 0.7%. The increase in gross premiums written was primarily driven by:

◦
An increase in gross premiums written in the specialty lines of $115.7 million, primarily due to a significant new agriculture deal and new casualty business of $7.1 million which was written during the three months ended December 31, 2015, partially offset by various non-renewals; and

◦
A decrease in gross premiums written in the property lines of $69.1 million, primarily due to a reduction in business written in the catastrophe excess of loss lines of $76.8 million, driven by reductions in participation on various programs due to market conditions; and

◦
A decrease in gross premiums written in the marine lines of $38.3 million, primarily due to non-renewals as a result of difficult market conditions and business historically written in marine lines being renewed in specialty lines. Further contributing to the decrease was a gain on the commutation of a Flagstone contract with a Lloyd’s counterparty which occurred in the three months ended December 31, 2014.

•
Reinsurance premiums ceded for the year ended December 31, 2015 were $149.1 million compared to $163.7 million for the year ended December 31, 2014, a decrease of $14.6 million, or 8.9%. The decrease was due to a reduction in the property lines of $18.1 million primarily due to a reduction in the costs associated with the Company’s main proportional retrocession program during the year ended December 31, 2015 and was partially offset by an increase in the specialty lines of $2.9 million.

•
Net premiums earned for the year ended December 31, 2015 were $990.2 million compared to $917.3 million for the year ended December 31, 2014, an increase of $72.9 million, or 8.0%. The increase was primarily due to an increase in the specialty lines of $131.8 million as a result of the increase in gross premiums written as described above and was partially offset by decreases in the property and marine lines of $39.2 million and $19.7 million, respectively, as a result of lower gross premiums written during the year ended December 31, 2015 compared to the year ended December 31, 2014.

•
Losses and loss expenses for the year ended December 31, 2015 were $458.0 million compared to $307.3 million for the year ended December 31, 2014, an increase of $150.7 million or 49.0%, primarily as a result of an increase in attritional losses and losses from notable loss events during the year ended December 31, 2015.

◦
The loss ratio for the year ended December 31, 2015 was 46.2%, which included $128.6 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 13.0 percentage points compared to a loss ratio for the year ended December 31, 2014 of 33.5% which included $87.6 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 9.5 percentage points.

Notable and Non-notable Loss Events

◦	During the year ended December 31, 2014, there was one notable loss event and two non-notable loss events that impacted Validus Re as set out in the table below:

	Year Ended December 31, 2014
	Notable Loss Event	Non-notable Loss Events		Total
(Dollars in thousands)	Tripoli Airport	Japanese Snowstorm	2014 Chilean Earthquake
Validus Re’s Share of Net Losses and Loss Expenses	$22,469	$16,256	$13,627	$52,352
Less: Reinstatement Premiums, net	(3,007)	(2,239)	(221)	(5,467)
Net Loss Attributable to Validus Re	$19,462	$14,017	$13,406	$46,885
Notable Loss Events

◦
For the year ended December 31, 2014, losses and loss expenses from a single notable loss event, Tripoli Airport, were $22.5 million, or 2.4 percentage points of the loss ratio and primarily related to the specialty lines. Net of reinstatement premiums of $3.0 million, this event resulted in an aggregate reduction of underwriting income of $19.5 million.

Non-notable Loss Events

◦
For the year ended December 31, 2014, losses and loss expenses incurred from two non-notable loss events, the Japanese Snowstorm and the 2014 Chilean Earthquake, were $29.9 million, or 3.3 percentage points of the loss ratio and related solely to the property lines. Net of reinstatement premiums of $2.5 million, these events resulted in an aggregate reduction of underwriting income of $27.4 million.

Change in prior accident years

•	Loss reserve development by line of business for the year ended December 31, 2014 was as follows:

	Year Ended December 31, 2014
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) adverse development on events	$(28,831)	$12,104	$1,258	$(15,469)
(Favorable) development on attritional losses	(47,233)	(18,934)	(5,964)	(72,131)
Change in prior accident years	$(76,064)	$(6,830)	$(4,706)	$(87,600)
The favorable development on events in the property lines was primarily related to the European Floods and Superstorm Sandy notable loss events. The adverse development on events in the marine lines was primarily related to the Costa Concordia notable loss event, and was partially offset by favorable development on the Gryphon Alpha mooring failure notable loss event.

•
Policy acquisition costs for the year ended December 31, 2015 were $166.4 million compared to $141.7 million for the year ended December 31, 2014, an increase of $24.7 million, or 1.3 percentage points of the policy acquisition costs ratio. The increase was primarily due to an increase in the policy acquisition costs ratio in the marine and specialty lines of 4.3 and 1.4 percentage points, respectively, as a result of the impact of premium adjustments and profit commissions, respectively.

•
General and administration expenses for the year ended December 31, 2015 were $78.4 million compared to $74.7 million for the year ended December 31, 2014, an increase of $3.7 million, or 4.9%. The increase was primarily due to a greater retention of costs within the segment and an increase in staff costs related to overseas underwriting operations during the year ended December 31, 2015. This increase was partially offset by a reduction in office and infrastructure costs in the current year related to entities that are no longer in use as a result of efficiencies achieved through rationalization of historical Flagstone entities.

Full Year 2016 Results of Operations - Talbot Segment
The following table presents underwriting income by line of business for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016				2015
(Dollars in thousands)	Property	Marine	Specialty	Total	Property	Marine	Specialty	Total
Underwriting revenues
Gross premiums written	$317,085	$261,940	$391,677	$970,702	$327,122	$327,539	$364,174	$1,018,835
Reinsurance premiums ceded	(86,308)	(29,502)	(59,919)	(175,729)	(103,677)	(34,087)	(61,132)	(198,896)
Net premiums written	230,777	232,438	331,758	794,973	223,445	293,452	303,042	819,939
Change in unearned premiums	(2,923)	27,782	(37,916)	(13,057)	(2,142)	25,506	(5,212)	18,152
Net premiums earned	227,854	260,220	293,842	781,916	221,303	318,958	297,830	838,091
Other insurance related income				455				851
Total underwriting revenues				782,371				838,942
Underwriting deductions
Losses and loss expenses	142,669	147,158	135,119	424,946	86,807	130,521	129,994	347,322
Policy acquisition costs	37,082	68,593	71,452	177,127	32,768	82,705	72,062	187,535
Total underwriting deductions before G&A	179,751	215,751	206,571	602,073	119,575	213,226	202,056	534,857
Underwriting income before G&A	$48,103	$44,469	$87,271	$180,298	$101,728	$105,732	$95,774	$304,085
General and administrative expenses				134,479				155,306
Share compensation expenses				13,078				12,373
Total underwriting deductions				749,630				702,536
Underwriting income (a)				$32,741				$136,406

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$155,175	$140,750	$170,215	$466,140	$131,298	$173,174	$160,038	$464,510
Current period—notable loss events	20,082	3,414	608	24,104	3,727	20,767	—	24,494
Current period—non-notable loss events	5,780	14,732	—	20,512	4,175	500	—	4,675
Change in prior accident years	(38,368)	(11,738)	(35,704)	(85,810)	(52,393)	(63,920)	(30,044)	(146,357)
Total losses and loss expenses	$142,669	$147,158	$135,119	$424,946	$86,807	$130,521	$129,994	$347,322

Selected ratios:
Ratio of net to gross premiums written	72.8%	88.7%	84.7%	81.9%	68.3%	89.6%	83.2%	80.5%
Losses and loss expense ratio:
Current period excluding items below	68.1%	54.1%	58.0%	59.6%	59.3%	54.2%	53.7%	55.4%
Current period—notable loss events	8.8%	1.3%	0.2%	3.1%	1.7%	6.5%	—%	2.9%
Current period—non-notable loss events	2.5%	5.7%	—%	2.6%	1.9%	0.2%	—%	0.6%
Change in prior accident years	(16.8)%	(4.5)%	(12.2)%	(11.0)%	(23.7)%	(20.0)%	(10.1)%	(17.5)%
Losses and loss expense ratio	62.6%	56.6%	46.0%	54.3%	39.2%	40.9%	43.6%	41.4%
Policy acquisition cost ratio	16.3%	26.4%	24.3%	22.7%	14.8%	25.9%	24.2%	22.4%
General and administrative expense ratio (b)				18.9%				20.0%
Expense ratio				41.6%				42.4%
Combined ratio				95.9%				83.8%

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

Highlights for the for the year ended December 31, 2016 as compared to the year ended December 31, 2015 were as follows:

•
Gross premiums written for the year ended December 31, 2016 were $970.7 million compared to $1,018.8 million for the year ended December 31, 2015, a decrease of $48.1 million, or 4.7%. The decrease in gross premiums written was primarily driven by:

◦
A decrease in gross premiums written in the property lines of $10.0 million. The decrease includes an increase in premium estimates of $5.2 million, which had no impact on earned premium. After the impact of these changes in estimates, the decrease was primarily driven by decreases in the downstream energy and power and property treaty classes as a result of the timing of renewals, the non-renewal of various programs due to the current rate environment and reduced premium adjustments in the current year; and

◦
A decrease in gross premiums written in the marine lines of $65.6 million, which includes an increase in premium estimates of $4.2 million, which had no impact on earned premium. After the impact of these changes in estimates, the decrease was primarily driven by decreases in the upstream energy and cargo classes as a result of reductions in our participation and non-renewals on various programs due to continued pressure on rates from the lack of activity and lower prices in the oil and gas sector; partially offset by,

◦
An increase in gross premiums written in the specialty lines of $27.5 million. The increase includes an increase in premium estimates of $17.0 million, which had no impact on earned premium. After the impact of these changes in estimates, the increase was primarily driven by increases in the contingency and political violence classes as a result of premium adjustments on prior period policies and an increase in the financial lines as a result of new business written during the year. The increases were partially offset by a decrease in the aviation direct class as a result of non-renewals on various programs due to continued pressure on rates.

•
Reinsurance premiums ceded for the year ended December 31, 2016 were $175.7 million compared to $198.9 million for the year ended December 31, 2015, a decrease of $23.2 million, or 11.6%. The decrease was primarily due to a decrease in the property lines of $17.4 million as a result of lower quota share ceded premiums during the year ended December 31, 2016 compared to the year ended December 31, 2015 and a decrease in the marine lines of $4.6 million as a result of higher reinstatement premiums during the year ended December 31, 2015, which was primarily attributable to $11.1 million of reinstatement premiums from Pemex, a 2015 notable loss event.

•
Net premiums earned for the year ended December 31, 2016 were $781.9 million compared to $838.1 million for the year ended December 31, 2015, a decrease of $56.2 million, or 6.7%. Excluding the impact of the changes in estimates noted above on gross premiums written, which had no impact on earned premium, the decrease was primarily driven by the overall reduction in net premiums written in the marine lines and slower earnings patterns on longer-term contracts in the specialty lines during the year ended December 31, 2016 compared to the year ended December 31, 2015.

•
Losses and loss expenses for the year ended December 31, 2016 were $424.9 million compared to $347.3 million for the year ended December 31, 2015, an increase of $77.6 million or 22.3%, primarily as a result of lower favorable development on prior accident years and higher losses from non-notable loss events during the year ended December 31, 2016.

◦
The loss ratio for the year ended December 31, 2016 was 54.3%, which included $85.8 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 11.0 percentage points compared to a loss ratio for the year ended December 31, 2015 of 41.4%, which included $146.4 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 17.5 percentage points.

Notable and Non-notable Loss Events

◦	During the year ended December 31, 2016, there were three notable loss events and four non-notable loss events that impacted Talbot as set out in the table below:

	Year Ended December 31, 2016
	Notable Loss Events			Non-notable Loss Events				Total
(Dollars in thousands)	Canadian Wildfires	Hurricane Matthew	2016 New Zealand Earthquake	Texas Hailstorms	Kumamoto Earthquake	Jubilee Oil	SpaceX
Talbot’s Share of Net Losses and Loss Expenses	$9,517	$12,337	$2,250	$5,496	$285	$4,837	$9,894	$44,616
Less: Reinstatement Premiums, net	(411)	—	3	(31)	—	(961)	883	(517)
Net Loss Attributable to Talbot	$9,106	$12,337	$2,253	$5,465	$285	$3,876	$10,777	$44,099

◦	During the year ended December 31, 2015, there were two notable loss events and one non-notable loss event that impacted Talbot as set out in the table below:

	Year Ended December 31, 2015
	Notable Loss Events		Non-notable Loss Event	Total
(Dollars in thousands)	Tianjin	Pemex	2015 Chilean Earthquake
Talbot’s Share of Net Losses and Loss Expenses	$11,609	$12,885	$4,675	$29,169
Less: Reinstatement Premiums, net	(760)	11,070	—	10,310
Net Loss Attributable to Talbot	$10,849	$23,955	$4,675	$39,479
Notable Loss Events

◦
For the year ended December 31, 2016, losses and loss expenses from three notable loss events, the Canadian Wildfires, Hurricane Matthew and the 2016 New Zealand Earthquake were $24.1 million, or 3.1 percentage points of the loss ratio. Net of reinstatement premiums of $0.4 million, these events resulted in an aggregate reduction of underwriting income of $23.7 million. The losses and loss expenses of the 2016 notable loss events by line of business were as follows:

▪Canadian Wildfires - property and specialty lines of $9.3 million and $0.2 million, respectively;

▪	Hurricane Matthew - property, marine and specialty lines of $8.5 million, $3.4 million and $0.4 million, respectively; and
▪2016 New Zealand Earthquake - property lines of $2.3 million.

◦
For the year ended December 31, 2015, losses and loss expenses from two notable loss events, Tianjin and Pemex, were $24.5 million, or 2.9 percentage points of the loss ratio. Including reinstatement premiums of $10.3 million, these events resulted in an aggregate reduction of underwriting income of $34.8 million. The losses and loss expenses of the 2015 notable loss events by line of business were as follows:

▪Tianjin - property and marine lines of $3.3 million and $8.3 million, respectively; and
▪Pemex - property and marine lines of $0.4 million and $12.5 million, respectively.
Non-notable Loss Events

◦
For the year ended December 31, 2016, losses and loss expenses incurred from the 2016 non-notable loss events, the Texas Hailstorms, Kumamoto Earthquake, Jubilee Oil and SpaceX, were $20.5 million, or 2.6 percentage points of the loss ratio. Net of reinstatement premiums of $0.1 million, these events resulted in an aggregate reduction of underwriting income of $20.4 million. The losses and loss expenses of the 2016 non-notable loss events by line of business were as follows:

▪Texas Hailstorms and Kumamoto Earthquake - property lines of $5.8 million; and
▪Jubilee Oil and SpaceX - marine lines of $14.7 million.

◦
For the year ended December 31, 2015, losses and loss expenses from the 2015 Chilean earthquake non-notable loss event were $4.7 million, or 0.6 percentage points of the loss ratio, and related primarily to Talbot’s property lines.

Change in prior accident years

•	Loss reserve development by line of business was as follows:

	Year Ended December 31, 2016
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) adverse development on events	$(9,206)	$18,169	$(2,129)	$6,834
(Favorable) development on attritional losses	(29,162)	(29,907)	(33,575)	(92,644)
Change in prior accident years	$(38,368)	$(11,738)	$(35,704)	$(85,810)
The adverse development on events in the marine lines primarily related to adverse development established following the receipt of a loss advice on an individual marine policy that incepted during the second half of 2015.

	Year Ended December 31, 2015
	Property	Marine	Specialty	Total
(Favorable) adverse development on events	$(7,947)	$286	$(8,217)	$(15,878)
(Favorable) development on attritional losses	(44,446)	(64,206)	(21,827)	(130,479)
Change in prior accident years	$(52,393)	$(63,920)	$(30,044)	$(146,357)
The favorable development on events in the property lines was primarily related to the 2011 Thailand Floods notable loss event.

•
Policy acquisition costs for the year ended December 31, 2016 were $177.1 million compared to $187.5 million for the year ended December 31, 2015, a decrease of $10.4 million, or 0.3 percentage points of the policy acquisition costs ratio.

•
General and administration expenses for the year ended December 31, 2016 were $134.5 million compared to $155.3 million for the year ended December 31, 2015, a decrease of $20.8 million, or 13.4%. The decrease was primarily due to the impact of foreign exchange and a reduction in the performance bonus accrual.

The following table presents underwriting income by line of business for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015				2014
(Dollars in thousands)	Property	Marine	Specialty	Total	Property	Marine	Specialty	Total
Underwriting revenues
Gross premiums written	$327,122	$327,539	$364,174	$1,018,835	$337,210	$392,701	$371,859	$1,101,770
Reinsurance premiums ceded	(103,677)	(34,087)	(61,132)	(198,896)	(111,948)	(24,928)	(55,335)	(192,211)
Net premiums written	223,445	293,452	303,042	819,939	225,262	367,773	316,524	909,559
Change in unearned premiums	(2,142)	25,506	(5,212)	18,152	(16,486)	(1,435)	(11,864)	(29,785)
Net premiums earned	221,303	318,958	297,830	838,091	208,776	366,338	304,660	879,774
Other insurance related income				851				1,095
Total underwriting revenues				838,942				880,869
Underwriting deductions
Losses and loss expenses	86,807	130,521	129,994	347,322	98,678	157,177	167,539	423,394
Policy acquisition costs	32,768	82,705	72,062	187,535	27,549	88,079	71,534	187,162
Total underwriting deductions before G&A	119,575	213,226	202,056	534,857	126,227	245,256	239,073	610,556
Underwriting income before G&A	$101,728	$105,732	$95,774	$304,085	$82,549	$121,082	$65,587	$270,313
General and administrative expenses				155,306				150,828
Share compensation expenses				12,373				11,346
Total underwriting deductions				702,536				772,730
Underwriting income (a)				$136,406				$108,139

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$131,298	$173,174	$160,038	$464,510	$147,672	$188,383	$211,245	$547,300
Current period—notable loss events	3,727	20,767	—	24,494	—	191	12,284	12,475
Current period—non-notable loss events	4,175	500	—	4,675	4,785	—	—	4,785
Change in prior accident years	(52,393)	(63,920)	(30,044)	(146,357)	(53,779)	(31,397)	(55,990)	(141,166)
Total losses and loss expenses	$86,807	$130,521	$129,994	$347,322	$98,678	$157,177	$167,539	$423,394

Selected ratios:
Ratio of net to gross premiums written	68.3%	89.6%	83.2%	80.5%	66.8%	93.7%	85.1%	82.6%
Losses and loss expense ratio:
Current period excluding items below	59.3%	54.2%	53.7%	55.4%	70.8%	51.4%	69.4%	62.3%
Current period—notable loss events	1.7%	6.5%	—%	2.9%	—%	0.1%	4.0%	1.4%
Current period—non-notable loss events	1.9%	0.2%	—%	0.6%	2.3%	—%	—%	0.5%
Change in prior accident years	(23.7)%	(20.0)%	(10.1)%	(17.5)%	(25.8)%	(8.6)%	(18.4)%	(16.1)%
Losses and loss expense ratio	39.2%	40.9%	43.6%	41.4%	47.3%	42.9%	55.0%	48.1%
Policy acquisition cost ratio	14.8%	25.9%	24.2%	22.4%	13.2%	24.0%	23.5%	21.3%
General and administrative expense ratio (b)				20.0%				18.4%
Expense ratio				42.4%				39.7%
Combined ratio				83.8%				87.8%

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

Highlights for the for the year ended December 31, 2015 as compared to the year ended December 31, 2014 were as follows:

•
Gross premiums written for the year ended December 31, 2015 were $1,018.8 million compared to $1,101.8 million for the year ended December 31, 2014, a decrease of $82.9 million or 7.5%. The decrease in gross premiums written was primarily driven by:

◦
A decrease in gross premiums written in the property lines of $10.1 million, primarily due to a decrease in the property treaty lines of $9.3 million which related primarily to Latin American business being written directly by Validus Re Swiss. In addition, renewed business in the downstream energy and power international lines has decreased due to unfavorable market conditions. These decreases were partially offset by an increase in the construction lines as a result of new projects and amendments to existing contracts; and

◦
A decrease in gross premiums written in the marine lines of $65.2 million, primarily driven by a decrease in the upstream energy and cargo lines due to ongoing market conditions and economic factors, including the worldwide reduction in oil prices, which have reduced new business and renewals. Also contributing to the decrease was a decrease in the marine hull lines primarily as a result of 18-month policies written during the year ended December 31, 2014 which were not yet due for renewal; and

◦
A decrease in gross premiums written in the specialty lines of $7.7 million, primarily driven by a decrease in the aviation treaty lines as a result of a higher level of reinstatement premiums and adjustments to prior year policies during the year ended December 31, 2014.

•
Reinsurance premiums ceded for the year ended December 31, 2015 were $198.9 million compared to $192.2 million for the year ended December 31, 2014, an increase of $6.7 million, or 3.5%. The increase was primarily due to an increase in the marine and specialty lines of $9.2 million and $5.8 million, respectively, primarily due to increased reinstatement premiums across a number of classes and was partially offset by a decrease in the property lines of $8.3 million due to lower quota share premiums as a result of the Latin American business being written directly by Validus Re Swiss and due to a decrease in reinstatement premiums in the year ended December 31, 2015.

•
Net premiums earned for the year ended December 31, 2015 were $838.1 million compared to $879.8 million for the year ended December 31, 2014, a decrease of $41.7 million, or 4.7%. The decrease was consistent with the pattern of gross premiums written and reinsurance premiums ceded as discussed above.

•
Losses and loss expenses for the year ended December 31, 2015 were $347.3 million compared to $423.4 million for the year ended December 31, 2014, a decrease of $76.1 million or 18.0%, primarily as a result of lower attritional losses during the year ended December 31, 2015.

◦
The loss ratio for the year ended December 31, 2015 was 41.4%, which included $146.4 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 17.5 percentage points compared to a loss ratio for the year ended December 31, 2014 of 48.1% which included $141.2 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 16.1 percentage points.

Notable and Non-notable Loss Events

◦	During the year ended December 31, 2014, there was one notable loss event and one non-notable loss event that impacted Talbot as set out in the table below:

	Year Ended December 31, 2014
	Notable Loss Event	Non-Notable Loss Event	Total
(Dollars in thousands)	Tripoli Airport	2014 Chilean Earthquake
Talbot’s Share of Net Losses and Loss Expenses	$12,475	$4,785	$17,260
Less: Reinstatement Premiums, net	(808)	(275)	(1,083)
Net Loss Attributable to Talbot	$11,667	$4,510	$16,177
Notable Loss Events

◦
For the year ended December 31, 2014, losses and loss expenses from a single notable loss event, Tripoli Airport, were $12.5 million, or 1.4 percentage points of the loss ratio and primarily related to the specialty lines. Net of reinstatement premiums of $0.8 million, this event resulted in an aggregate reduction of underwriting income of $11.7 million.

Non-notable Loss Events

◦
For the year ended December 31, 2014, losses and loss expenses incurred from a single non-notable loss event, the 2014 Chilean Earthquake, were $4.8 million, or 0.5 percentage points of the loss ratio and related solely to the property lines. Net of reinstatement premiums of $0.3 million, this event resulted in an aggregate reduction of underwriting income of $4.5 million.

Change in prior accident years

•	Loss reserve development by line of business for the year ended December 31, 2014 was as follows:

	Year Ended December 31, 2014
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) development on events	$(18,266)	$(5,733)	$(4,051)	$(28,050)
(Favorable) development on attritional losses	(35,513)	(25,664)	(51,939)	(113,116)
Change in prior accident years	$(53,779)	$(31,397)	$(55,990)	$(141,166)
The favorable development on events in the property lines was primarily related to the 2011 Tohoku earthquake notable loss event.

•
Policy acquisition costs for the year ended December 31, 2015 were $187.5 million compared to $187.2 million for the year ended December 31, 2014, an increase of $0.4 million, or 1.1 percentage points of the policy acquisition costs ratio.

•
General and administration expenses for the year ended December 31, 2015 were $155.3 million compared to $150.8 million for the year ended December 31, 2014, an increase of $4.5 million, or 3.0%. The increase was primarily due to a greater retention of costs within the segment and an increase in the performance bonus accrual.

Full Year 2016 Results of Operations - Western World Segment
The following table presents underwriting income by line of business for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016			2015
(Dollars in thousands)	Property	Liability	Total	Property	Liability	Total
Underwriting revenues
Gross premiums written	$94,440	$228,780	$323,220	$53,018	$225,486	$278,504
Reinsurance premiums ceded	(10,070)	(12,564)	(22,634)	(4,347)	(14,530)	(18,877)
Net premiums written	84,370	216,216	300,586	48,671	210,956	259,627
Change in unearned premiums	(21,216)	(6,138)	(27,354)	(4,588)	3,611	(977)
Net premiums earned	63,154	210,078	273,232	44,083	214,567	258,650
Other insurance related income			912			1,044
Total underwriting revenues			274,144			259,694
Underwriting deductions
Losses and loss expenses	45,469	138,343	183,812	23,104	148,774	171,878
Policy acquisition costs	15,840	48,602	64,442	6,948	34,460	41,408
Total underwriting deductions before G&A	61,309	186,945	248,254	30,052	183,234	213,286
Underwriting income before G&A	$1,845	$23,133	$25,890	$14,031	$31,333	$46,408
General and administrative expenses			43,280			38,715
Share compensation expenses			2,543			2,083
Total underwriting deductions			294,077			254,084
Underwriting (loss) income (a)			$(19,933)			$5,610

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$44,065	$144,754	$188,819	$29,149	$165,696	$194,845
Current period—notable loss events	3,400	—	3,400	—	—	—
Current period—non-notable loss events	705	—	705	—	—	—
Change in prior accident years	(2,701)	(6,411)	(9,112)	(6,045)	(16,922)	(22,967)
Total losses and loss expenses	$45,469	$138,343	$183,812	$23,104	$148,774	$171,878

Selected ratios:
Ratio of net to gross premiums written	89.3%	94.5%	93.0%	91.8%	93.6%	93.2%
Losses and loss expense ratio:
Current period excluding items below	69.8%	69.0%	69.1%	66.1%	77.2%	75.3%
Current period—notable loss events	5.4%	—%	1.2%	—%	—%	—%
Current period—non-notable loss events	1.1%	—%	0.3%	—%	—%	—%
Change in prior accident years	(4.3)%	(3.1)%	(3.3)%	(13.7)%	(7.9)%	(8.9)%
Losses and loss expense ratio	72.0%	65.9%	67.3%	52.4%	69.3%	66.4%
Policy acquisition cost ratio	25.1%	23.1%	23.5%	15.8%	16.1%	16.0%
General and administrative expense ratio (b)			16.8%			15.8%
Expense ratio			40.3%			31.8%
Combined ratio			107.6%			98.2%

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

Highlights for the for the year ended December 31, 2016 as compared to the year ended December 31, 2015 were as follows:

•
Gross premiums written for the year ended December 31, 2016 were $323.2 million compared to $278.5 million for the year ended December 31, 2015, an increase of $44.7 million, or 16.1%. The increase in gross premiums written was primarily driven by:

◦
An increase in gross premiums written in the property lines of $41.4 million primarily due to increases in the brokerage property, contract commercial package property, monoline property and program flood classes of $12.5 million, $12.2 million, $6.9 million and $6.4 million, respectively, as a result of the continued build out of the underwriting platform in short tail lines.

◦
An increase in gross premiums written in the liability lines of $3.3 million. The increase was driven by increases in the contract liability and brokerage professional lines of $12.2 million and $6.3 million, respectively, and was partially offset by decreases arising from the discontinuation of underperforming programs and brokerage general liability lines.

•
Reinsurance premiums ceded for the year ended December 31, 2016 were $22.6 million compared to $18.9 million for the year ended December 31, 2015, an increase of $3.8 million, or 19.9% and were driven by the factors highlighted above in respect of gross premiums written.

•
Net premiums earned for the year ended December 31, 2016 were $273.2 million compared to $258.7 million for the year ended December 31, 2015, an increase of $14.6 million, or 5.6%. The increase was primarily driven by the increase in gross premiums written in the property lines and was partially offset by the discontinuation of various liability lines as discussed above.

•
Losses and loss expenses for the year ended December 31, 2016 were $183.8 million compared to $171.9 million for the year ended December 31, 2015, an increase of $11.9 million or 6.9%, primarily as a result of losses incurred from notable loss events during the year ended December 31, 2016 and lower favorable development on prior accident years as discussed below. Included as part of current year losses and loss expenses for the year ended December 31, 2016 are $14.3 million, or 5.2 percentage points of the loss ratio, of losses from other U.S.-based weather losses.

◦
The loss ratio for the year ended December 31, 2016 was 67.3%, which included $9.1 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 3.3 percentage points compared to a loss ratio for the year ended December 31, 2015 of 66.4% which included $23.0 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 8.9 percentage points. The favorable development of $23.0 million on prior accident years for the year ended December 31, 2015 primarily relates to favorable development on attritional losses and also includes the amortization of the risk premium adjustment accounted for at the time of the acquisition of Western World. This adjustment was fully amortized to income through a reduction in losses and loss expenses of $11.0 million during the year ended December 31, 2015, benefiting the loss ratio by 4.2 percentage points.

Notable and Non-notable Loss Events

◦	During the year ended December 31, 2016, there was one notable and one non-notable loss event that impacted Western World as set out in the table below:

	Year Ended December 31, 2016
	Notable Loss Event	Non-notable Loss Event	Total
(Dollars in thousands)	Hurricane Matthew	Texas Hailstorms
Western World’s Share of Net Losses and Loss Expenses	$3,400	$705	$4,105
Less: Reinstatement Premiums, net	—	—	—
Net Loss Attributable to Western World	$3,400	$705	$4,105
Notable Loss Events

◦
For the year ended December 31, 2016, losses and loss expenses from a single notable loss event, Hurricane Matthew, were $3.4 million, or 1.2 percentage points of the loss ratio and solely impacted Western World’s property lines.

Non-notable Loss Events

◦
For the year ended December 31, 2016, losses and loss expenses incurred from a single non-notable loss event, the Texas Hailstorms, were $0.7 million, or 0.3 percentage points of the loss ratio and solely impacted Western World’s property lines.

•
Policy acquisition costs for the year ended December 31, 2016 were $64.4 million compared to $41.4 million for the year ended December 31, 2015, an increase of $23.0 million, or 7.5 percentage points of the policy acquisition costs ratio. The increase was primarily a result of an adjustment made upon the acquisition of Western World to reduce deferred acquisition costs to reflect fair value. These deferred acquisition costs would otherwise have been expensed in the amount of $21.8 million during the year ended December 31, 2015, benefiting the policy acquisition costs ratio by 8.4 percentage points.

•
General and administration expenses for the year ended December 31, 2016 were $43.3 million compared to $38.7 million for the year ended December 31, 2015, an increase of $4.6 million, or 11.8%. The increase was primarily due to increases in staff costs associated with the opening of new offices in Scottsdale, Atlanta, and New York.

The following table presents underwriting income by line of business for the years ended December 31, 2015 and 2014. As the Company acquired Western World on October 2, 2014 and the results of Western World have been included in the Company’s consolidated results from the date of acquisition, no meaningful comparison is available for the years ended December 31, 2015 versus 2014.

	Year Ended December 31, 2015			Year Ended December 31, 2014 (a)
(Dollars in thousands)	Property	Liability	Total	Property	Liability	Total
Underwriting revenues
Gross premiums written	$53,018	$225,486	$278,504	$9,983	$55,252	$65,235
Reinsurance premiums ceded	(4,347)	(14,530)	(18,877)	(1,535)	(4,893)	(6,428)
Net premiums written	48,671	210,956	259,627	8,448	50,359	58,807
Change in unearned premiums	(4,588)	3,611	(977)	2,806	11,383	14,189
Net premiums earned	44,083	214,567	258,650	11,254	61,742	72,996
Other insurance related income			1,044			264
Total underwriting revenues			259,694			73,260
Underwriting deductions
Losses and loss expenses	23,104	148,774	171,878	8,883	42,152	51,035
Policy acquisition costs	6,948	34,460	41,408	609	2,560	3,169
Total underwriting deductions before G&A	30,052	183,234	213,286	9,492	44,712	54,204
Underwriting income before G&A	$14,031	$31,333	$46,408	$1,762	$17,030	$19,056
General and administrative expenses			38,715			11,121
Share compensation expenses			2,083			135
Total underwriting deductions			254,084			65,460
Underwriting income (b)			$5,610			$7,800

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$29,149	$165,696	$194,845	$7,860	$54,415	$62,275
Current period—notable loss events	—	—	—	—	—	—
Current period—non-notable loss events	—	—	—	—	—	—
Change in prior accident years	(6,045)	(16,922)	(22,967)	1,023	(12,263)	(11,240)
Total losses and loss expenses	$23,104	$148,774	$171,878	$8,883	$42,152	$51,035

Selected ratios:
Ratio of net to gross premiums written	91.8%	93.6%	93.2%	84.6%	91.1%	90.1%
Losses and loss expense ratio:
Current period excluding items below	66.1%	77.2%	75.3%	69.8%	88.2%	85.3%
Current period—notable loss events	—%	—%	—%	—%	—%	—%
Current period—non-notable loss events	—%	—%	—%	—%	—%	—%
Change in prior accident years	(13.7)%	(7.9)%	(8.9)%	9.1%	(19.9)%	(15.4)%
Losses and loss expense ratio	52.4%	69.3%	66.4%	78.9%	68.3%	69.9%
Policy acquisition cost ratio	15.8%	16.1%	16.0%	5.4%	4.1%	4.4%
General and administrative expense ratio (c)			15.8%			15.4%
Expense ratio			31.8%			19.8%
Combined ratio			98.2%			89.7%

(a)	The results of Western World have been included in the Company’s consolidated results from the October 2, 2014 date of acquisition.

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

Full Year 2016, 2015 and 2014 Results of Operations - AlphaCat Segment
The following table presents Validus’ share of the AlphaCat segment income on an asset manager basis for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Revenues
Third party	$18,771	$19,661	$18,667
Related party	3,329	5,309	7,467
Total revenues	22,100	24,970	26,134

Expenses
General and administrative expenses	10,233	12,115	10,134
Share compensation expenses	249	580	501
Finance expenses	947	9,312	3,417
Tax expenses	90	—	—
Foreign exchange losses (gains)	19	(16)	(20)
Total expenses	11,538	21,991	14,032
Income before investment income from AlphaCat Funds and Sidecars	10,562	2,979	12,102

Investment income (loss) from AlphaCat Funds and Sidecars (b)
AlphaCat Re & Master Fund	—	—	(1,377)
AlphaCat Sidecars	607	5,504	10,525
AlphaCat ILS Funds - Lower Risk (c)	8,901	7,491	7,974
AlphaCat ILS Funds - Higher Risk (c)	7,471	8,428	8,754
BetaCat ILS Funds	3,623	1,702	(51)
PaCRe	(23)	(3,949)	(4,340)
Total investment income from AlphaCat Funds and Sidecars	20,579	19,176	21,485
Validus’ share of AlphaCat income	$31,141	$22,155	$33,587

Supplemental information:
Gross premiums written
AlphaCat Sidecars	$(341)	$45,755	$50,023
AlphaCat ILS Funds - Lower Risk (c)	112,222	91,363	52,264
AlphaCat ILS Funds - Higher Risk (c)	140,022	34,228	24,498
AlphaCat Direct (d)	18,499	4,780	—
Total	$270,402	$176,126	$126,785

(a)
In presenting the Company’s results, management has included and discussed the results of AlphaCat, which are presented on an asset manager basis. Validus’ share of AlphaCat income is a non-GAAP measure and is not calculated under standards or rules that comprise U.S. GAAP. Further discussion of these measures is presented in the section entitled “Non-GAAP Financial Measures.”

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

Revenues
Revenues earned for the years ended December 31, 2016, 2015 and 2014 were $22.1 million, $25.0 million and $26.1 million, inclusive of third party revenues of $18.8 million, $19.7 million and $18.7 million, respectively. The decrease in third party revenues earned of $0.9 million during the year ended December 31, 2016 as compared to 2015 was primarily attributable to a decrease in performance fees earned as a result of the 2016 notable and non-notable loss events. The increase in revenues earned from third parties of $1.0 million during the year ended December 31, 2015 as compared to 2014 was driven by an increase in third party assets under management.
Expenses
Total expenses for the years ended December 31, 2016, 2015 and 2014 were $11.5 million, $22.0 million and $14.0 million, respectively. The decrease of $10.5 million during the year ended December 31, 2016 as compared to 2015 and increase of $8.0 million during the year ended December 31, 2015 as compared to 2014 was primarily attributable to higher placement fees incurred in relation to raising new capital during 2015.
Investment income from AlphaCat Funds and Sidecars
Investment income from the AlphaCat Funds and Sidecars, excluding PaCRe which was off-risk effective January 1, 2016, for the years ended December 31, 2016, 2015 and 2014 was $20.6 million, $23.1 million and $25.8 million, respectively. The decrease of $2.5 million during the year ended December 31, 2016 as compared to 2015 was primarily driven by Validus’ share of the net losses and loss expenses arising from notable and non-notable loss events during 2016. The decrease of $2.7 million during the year ended December 31, 2015 as compared to 2014 was primarily due to a reduction in related party assets under management and the change in the ratio of higher to lower risk investments during 2015.
Assets Under Management

	Assets Under Management (a)
	January 1,
(Dollars in thousands)	2017	2016
Assets Under Management - Related Party
AlphaCat Sidecars	$7,729	$35,416
AlphaCat ILS Funds - Lower Risk	124,297	164,014
AlphaCat ILS Funds - Higher Risk	83,881	65,464
AlphaCat Direct (c)	—	—
BetaCat ILS Funds	26,808	61,749
Total	$242,715	$326,643

Assets Under Management - Third Party
AlphaCat Sidecars	$28,829	$154,386
AlphaCat ILS Funds - Lower Risk	1,257,287	1,102,462
AlphaCat ILS Funds - Higher Risk	738,813	434,851
AlphaCat Direct (b)	444,668	367,820
BetaCat ILS Funds	29,000	—
Total	2,498,597	2,059,519
Total Assets Under Management	$2,741,312	$2,386,162

(a)	The Company’s assets under management are based on NAV and are represented by investments made by related parties and third parties in the feeder funds and on a direct basis.

(b)	AlphaCat Direct includes direct investments from third party investors in AlphaCat Re.
AlphaCat’s assets under management were $2.7 billion as at January 1, 2017, compared to $2.4 billion as at January 1, 2016. Third party assets under management were $2.5 billion as at January 1, 2017, compared to $2.1 billion as at January 1, 2016. During the year ended December 31, 2016, a total of $672.9 million of capital was raised, of which $638.4 million was raised from third parties. During the year ended December 31, 2016, $505.5 million was returned to investors, of which $365.5 million was returned to third party investors.

Full Year 2016 Consolidated Results - Corporate and Investments
The following table presents the corporate and investment function’s income and expense items on a consolidated basis for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Investment income
Managed net investment income (a)	$141,718	$121,166	$95,800

Operating expenses
General and administrative expenses	72,249	75,724	80,210
Share compensation expenses	16,003	12,955	11,352
Finance expenses (a)	57,183	61,071	60,309
Dividends on preferred shares	4,455	—	—
Tax (benefit) expense	(19,819)	6,376	155
Total operating expenses	130,071	156,126	152,026

Other items
Net realized gains on managed investments (a)	14,680	1,698	12,160
Change in net unrealized gains (losses) on managed investments (a)	14,106	(32,007)	(1,030)
(Loss) income from investment affiliates	(2,083)	4,281	8,411
Foreign exchange gains (losses) (a)	10,778	(8,172)	(10,700)
Other loss	(766)	(1,002)	(2,243)
Transaction expenses (b)	—	—	(8,096)
Total other items	36,715	(35,202)	(1,498)
Total Corporate and Investments	$48,362	$(70,162)	$(57,724)

(a)	These items exclude the components which are included in the Company’s share of AlphaCat and amounts which are consolidated from VIEs.

(b)	The transaction expenses relate to costs incurred in connection with the acquisition of Western World and are primarily comprised of legal, financial advisory, and audit related services.
Managed Net Investment Income

	Managed Net Investment Income
	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Managed net investment income
Fixed maturities and short-term investments	$119,085	$113,627	$93,044
Other investments	27,860	13,307	5,111
Cash and cash equivalents and restricted cash	2,939	1,911	5,106
Securities lending income	55	16	11
Total gross managed net investment income	149,939	128,861	103,272
Investment expenses	(8,221)	(7,695)	(7,472)
Total managed net investment income	$141,718	$121,166	$95,800
Managed net investment income for the years ended December 31, 2016, 2015 and 2014 was $141.7 million, $121.2 million and $95.8 million, respectively. The increase of $20.6 million during the year ended December 31, 2016 as compared to 2015 was primarily driven by returns on the Company’s portfolio of structured securities, of which $16.7 million was generated from a single fixed income fund. The increase of $25.4 million during the year ended December 31, 2015 as compared to 2014 was driven by a change in asset allocation intended to improve yield. Managed net investment income from other investments includes distributed and undistributed net income from certain investment funds.
The Company’s managed yield-bearing portfolio had an effective yield of 2.24%, 1.91% and 1.51% for the years ended December 31, 2016, 2015 and 2014, respectively. Investment yield is calculated by dividing total managed net investment income by the average balance of the yield bearing assets managed by the Company’s portfolio managers. Average assets for the period ended is the average of the beginning, ending and intervening quarter end asset balances.

General and Administrative and Share Compensation Expenses
General and administrative expenses for the years ended December 31, 2016, 2015 and 2014 were $72.2 million, $75.7 million and $80.2 million, respectively. The decrease of $4.5 million during the year ended December 31, 2015 as compared to 2014 was primarily due to the retention of certain costs within the operating segments. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Share compensation expenses for the years ended December 31, 2016, 2015 and 2014 were $16.0 million, $13.0 million and $11.4 million, respectively. The increase of $3.0 million during the year ended December 31, 2016 as compared to 2015 was primarily due to increased performance share award grants.
Finance Expenses
Finance expenses for the years ended December 31, 2016, 2015 and 2014 were $57.2 million, $61.1 million and $60.3 million, respectively. The decrease of $3.9 million during the year ended December 31, 2016 as compared to 2015 was primarily due to reduced credit facility expenses.
Dividends on preferred shares
The Company issued $150.0 million of preferred shares in June 2016. Dividends paid on preferred shares were $4.5 million for the year ended December 31, 2016.
Tax (Benefit) Expense
Tax benefit for the year ended December 31, 2016 was $19.8 million compared to tax expense of $6.4 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively. The favorable movement of $26.2 million during the year ended December 31, 2016 as compared to 2015 was primarily due to a partial release of a valuation allowance which had been applied against a deferred tax asset related to net operating losses acquired as part of the Flagstone acquisition. The Company believes it is now more-likely-than-not that it will have sufficient future taxable income to realize a portion of that deferred tax asset over the next three years and in accordance with U.S. GAAP, the Company was required to record a tax benefit of $18.4 million in the fourth quarter.
Net Realized and Change in Net Unrealized Gains (Losses) on Investments
Net realized gains on managed investments for the years ended December 31, 2016, 2015 and 2014 were $14.7 million, $1.7 million and $12.2 million, respectively. The increase of $13.0 million during the year ended December 31, 2016 as compared to 2015 primarily resulted from the sale of managed fixed maturities and gains realized on the termination of two interest rate swap contracts which were entered into in the third quarter of 2016 to partially offset the impact of interest rate increases on the Company’s fixed maturity portfolio.
The change in net unrealized gains on managed investments for the year ended December 31, 2016 was $14.1 million compared to losses of $32.0 million and $1.0 million for the years ended December 31, 2015 and 2014, respectively. The favorable movement of $46.1 million during the year ended December 31, 2016 as compared to 2015 was primarily due to the impact of declining interest rates on our fixed maturity investments early in the year ended December 31, 2016 compared to the year ended December 31, 2015, partially offset by rising rates later in the year. The unfavorable movement of $31.0 million during the year ended December 31, 2015 as compared to 2014 was primarily due to a rising interest rate environment during 2015 as compared to 2014.
(Loss) income from investment affiliates
The (loss) income from investment affiliate relates to the income earned from the Company’s investments in Aquiline Financial Services Fund II L.P. and Fund III L.P. For further details, refer to Note 7 to the Consolidated Financial Statements, “Investments,” in Part II, Item 8.

Foreign Exchange Gains (Losses)
The Company’s reporting currency is the U.S. dollar. As a significant portion of the Company’s operations are transacted in currencies other than the U.S. dollar, fluctuations in foreign exchange rates may affect year-to-year comparisons. The Company’s largest foreign currency fluctuation exposure is to the following currencies, with the movement in each currency against the U.S. dollar for the year ended December 31, 2016, 2015 and 2014 shown in the table below:

	Years Ended December 31,
U.S. dollar (weakened) strengthened against:	2016	2015	2014
British Pound sterling	19.8%	5.4%	6.3%
Euro	3.2%	11.4%	13.5%
Canadian dollar	(3.0)%	19.2%	9.4%
Swiss franc	1.8%	0.7%	11.3%
Australian dollar	1.4%	11.8%	9.1%
New Zealand dollar	(1.4)%	14.2%	5.5%
Singapore dollar	2.5%	6.5%	5.0%
Japanese yen	(3.1)%	0.8%	13.7%
South African rand	(11.5)%	34.3%	10.4%
Foreign exchange gains for the year ended December 31, 2016 were $10.8 million compared to losses of $8.2 million and $10.7 million for the years ended December 31, 2015 and 2014, respectively. The foreign exchange gains for the year ended December 31, 2016 were primarily attributable to the U.S. dollar strengthening against the British Pound sterling.
The Company currently hedges foreign currency exposure by substantively balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-U.S. dollar currencies, or by entering into forward foreign currency contracts. Consequently, the Company aims to have a limited exposure to foreign exchange fluctuations.

Non-GAAP Financial Measures
The operating results of an insurance or reinsurance company are also often measured by reference to its underwriting income and net operating income, which are non-GAAP financial measures. Underwriting income and net operating income available to Validus common shareholders are calculated by the addition or subtraction of certain Consolidated Statement of Income and Comprehensive Income line items from net income available to Validus common shareholders, the most directly comparable GAAP financial measure, as illustrated below.

	Three Months Ended December 31,		Years Ended December 31,
(Dollars in thousands)	2016	2015	2016	2015	2014
Net income available to Validus common shareholders	$7,767	$69,042	$359,384	$374,893	$479,963
Adjustments for:
Net realized (gains) losses on investments	(9,220)	2,928	(15,757)	(2,298)	(14,917)
Change in net unrealized losses (gains) on investments	67,460	34,862	(16,871)	32,395	2,842
(Income) loss from investment affiliates	(2,166)	1,261	2,083	(4,281)	(8,411)
Foreign exchange losses (gains)	901	(797)	(10,864)	8,731	12,181
Other (income) loss	(7)	(1,576)	766	1,002	2,243
Transaction expenses	—	—	—	—	8,096
Net (loss) income attributable to noncontrolling interests	(412)	(325)	457	(693)	(1,235)
Net operating income available to Validus common shareholders	$64,323	$105,395	$319,198	$409,749	$480,762
Net investment income	(38,153)	(31,612)	(150,385)	(127,824)	(100,086)
Finance expenses	14,630	16,581	58,520	74,742	68,324
Dividends on preferred shares	2,203	—	4,455	—	—
Tax (benefit) expense	(21,147)	(756)	(19,729)	6,376	155
Loss from operating affiliate	—	1,708	23	3,949	4,340
Income attributable to AlphaCat investors	7,080	974	23,358	2,412	—
Net operating income attributable to noncontrolling interests	27,612	26,321	122,906	93,657	76,115
Underwriting income	$56,548	$118,611	$358,346	$463,061	$529,610
Net operating income available to Validus common shareholders indicates the performance of the Company’s core underwriting function and includes net investment income, finance expenses, tax (expense) benefit, income (loss) from operating affiliates and (income) attributable to AlphaCat investors and excludes net operating (income) attributable to noncontrolling interests and certain other revenues and expenses such as the reconciling items in the table above. The Company believes the reporting of net operating income available to Validus common shareholders enhances the understanding of results by highlighting the underlying profitability of the Company’s core insurance and reinsurance business. This profitability is influenced significantly by earned premium growth, adequacy of the Company’s pricing and loss frequency and severity. Over time it is also influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through its management of acquisition costs and other underwriting expenses.
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
Underwriting income is the primary financial measure for the Company’s insurance and reinsurance operating segments: Validus Re, Talbot and Western World. The results of the AlphaCat operating segment are presented on an asset manager basis, which is also non-GAAP. Refer to Note 26 to the Consolidated Financial Statements, “Segment information,” in Part II, Item 8 for a reconciliation of the Company’s share of AlphaCat segment income to segmental income.
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
In presenting the Company’s results, management has also included and discussed certain schedules containing book value and tangible book value per diluted common share and book value per diluted common share plus accumulated dividends that are not calculated in accordance with U.S. GAAP.
Such measures described above which are referred to as non-GAAP, may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP.
The following tables present reconciliations of book value per diluted common share to book value per common share, the most comparable U.S. GAAP financial measure, as at December 31, 2016 and December 31, 2015:

	December 31, 2016
(Dollars in thousands, except share and per share amounts)	Equity Amount	Shares	Exercise Price(a)	Book Value Per Share
Book value per common share
Total shareholders’ equity available to Validus common shareholders (b)	$3,688,291	79,132,252		$46.61

Tangible book value per common share				$42.66

Book value per diluted common share
Total shareholders’ equity available to Validus common shareholders (b)	3,688,291	79,132,252
Assumed exercise of outstanding stock options (c)	614	26,136	$23.48
Unvested restricted shares	—	2,868,610
Book value per diluted common share	$3,688,905	82,026,998		$44.97
Adjustment for accumulated dividends				11.56
Book value per diluted common share plus accumulated dividends				$56.53

Tangible book value per diluted common share				$41.16

	December 31, 2015
(Dollars in thousands, except share and per share amounts)	Equity Amount	Shares	Exercise Price(a)	Book Value Per Share
Book value per common share
Total shareholders’ equity available to Validus common shareholders (b)	$3,638,975	82,900,617		$43.90

Tangible book value per common share				$40.06

Book value per diluted common share
Total shareholders’ equity available to Validus common shareholders (b)	3,638,975	82,900,617
Assumed exercise of outstanding stock options (c)	1,319	65,401	$20.17
Unvested restricted shares	—	3,026,376
Book value per diluted common share	$3,640,294	85,992,394		$42.33
Adjustment for accumulated dividends				10.16
Book value per diluted common share plus accumulated dividends				$52.49

Tangible book value per diluted common share				$38.63

(a)	Weighted average exercise price for those stock options that have an exercise price lower than book value per share.

(b)	Total shareholders’ equity available to Validus common shareholders excludes the liquidation value of the preferred shares of $150,000.

(c)	Using the “as-if-converted” method, assuming all proceeds received upon exercise of stock options will be retained by the Company and the resulting common shares from exercise remain outstanding.

Liquidity and Capital Resources
Investments
Managed investments represent assets governed by the Company’s Investment Policy Statement (“IPS”) whereas, non-managed investments represent assets held in support of consolidated AlphaCat VIEs which are not governed by the Company’s IPS. Refer to Note 9 to the Consolidated Financial Statements, “Variable interest entities,” in Part II, Item 8 for further details.
The fair value of the Company’s investments, cash and cash equivalents and restricted cash as at December 31, 2016 and December 31, 2015 was as follows:

	Fair Value
	December 31, 2016	December 31, 2015
Managed investments, cash and cash equivalents and restricted cash
Fixed maturities
U.S. government and government agency	$804,126	$937,202
Non-U.S. government and government agency	240,791	237,968
U.S. states, municipalities and political subdivisions	271,830	301,289
Agency residential mortgage-backed securities	679,595	610,582
Non-agency residential mortgage-backed securities	15,477	26,920
U.S. corporate	1,534,508	1,489,951
Non-U.S. corporate	410,227	446,570
Bank loans	570,399	576,211
Asset-backed securities	526,814	437,124
Commercial mortgage-backed securities	330,932	260,135
Total fixed maturities	5,384,699	5,323,952
Short-term investments	228,386	237,369
Other investments
Fund of hedge funds	955	1,417
Hedge funds	17,381	20,980
Private equity investments	89,809	63,771
Fixed income investment funds	242,093	188,721
Overseas deposits	50,106	54,484
Mutual funds	5,368	7,483
Total other investments	405,712	336,856
Investment in investment affiliate	100,431	87,673
Cash and cash equivalents	415,419	537,636
Restricted cash	15,000	—
Total managed investments, cash and cash equivalents and restricted cash	$6,549,647	$6,523,486

Non-managed investments, cash and cash equivalents and restricted cash
Catastrophe bonds	$158,331	$186,379
Short-term investments	2,567,784	1,704,266
Cash and cash equivalents	4,557	185,473
Restricted cash	55,956	73,270
Total non-managed investments, cash and cash equivalents and restricted cash	2,786,628	2,149,388
Total investments and cash	$9,336,275	$8,672,874
As at December 31, 2016, the Company’s managed cash and investment portfolio totaled $6.5 billion (December 31, 2015: $6.5 billion). Refer to Note 7 to the Consolidated Financial Statements, “Investments,” in Part II, Item 8 for further details related to the Company’s managed investments.
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
The Company’s IPS requires managed investments to have an average duration in the range of 0.75 years to 3.00 years. At December 31, 2016, the average duration of the Company’s managed investment portfolio was 2.26 years (December 31, 2015: 2.15 years). This duration is reviewed regularly based on changes in the duration of the Company’s liabilities and general market conditions.
The Company’s IPS also requires certain minimum credit quality standards for its managed fixed maturity portfolio, including a minimum weighted average portfolio rating of A+ for securities assigned ratings. Further limits on asset classes and security types are also mandated. In addition, the Company stress-tests the downside risks within its asset portfolio using internal and external inputs and stochastic modeling processes to help define and limit asset risks to acceptable levels that are consistent with our overall ERM framework. At December 31, 2016, the Company’s rated managed fixed maturity portfolio had an average credit quality rating of AA- (December 31, 2015: AA-). Refer to Note 7(a) to the Consolidated Financial Statements, “Investments,” in Part II, Item 8 for further details related to the investment ratings of the Company’s fixed maturity portfolio.
The value of the Company’s managed fixed maturity portfolio will fluctuate with, among other factors, changes in the interest rate environment and in overall economic conditions. Additionally, the structure of the Company’s overall managed investment portfolio exposes the Company to other risks, including insolvency or reduced credit quality of corporate debt securities, prepayment, default and structural risks on asset-backed securities, mortgage-backed securities and bank loans and liquidity risks on certain other investments, including hedge funds, investment funds and private equity investments. For further details on market risks, refer to Part I, Item 7A “Quantitative And Qualitative Disclosures About Market Risk.”
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

	December 31, 2016
(Dollars in thousands)	Fair Value	% of Total
Germany	$66,886	10.3%
Supranational	41,502	6.4%
United Kingdom	36,178	5.6%
Canada	15,836	2.4%
Province of Ontario	12,387	1.9%
Norway	12,085	1.9%
France	10,360	1.6%
Jordan	10,080	1.5%
Other (individual jurisdictions below $10,000)	35,477	5.4%
Total Managed Non-U.S. Government Securities	240,791	37.0%
European Corporate Securities	173,326	26.6%
United Kingdom Corporate Securities	96,425	14.8%
Other Non-U.S. Corporate Securities	140,476	21.6%
Total Managed Non-U.S. Fixed Maturity Portfolio	$651,018	100.0%

	December 31, 2015
(Dollars in thousands)	Fair Value	% of Total
Germany	$53,259	7.8%
United Kingdom	48,254	7.1%
Supranational	33,019	4.8%
France	21,075	3.1%
Province of Ontario	15,896	2.3%
Norway	15,861	2.3%
Province of Manitoba	12,981	1.9%
Jordan	10,073	1.5%
Other (individual jurisdictions below $10,000)	27,550	4.0%
Total Managed Non-U.S. Government Securities	237,968	34.8%
European Corporate Securities	183,501	26.8%
United Kingdom Corporate Securities	131,656	19.2%
Other Non-U.S. Corporate Securities	131,413	19.2%
Total Managed Non-U.S. Fixed Maturity Portfolio	$684,538	100.0%
At December 31, 2016, the Company did not have an aggregate exposure to any single issuer of more than 1.0% (December 31, 2015: 0.9%) of managed cash and investments, other than with respect to government and agency securities. The top ten exposures to fixed income corporate issuers at December 31, 2016 and 2015 were as follows:

	December 31, 2016
Issuer (a)	Fair Value (c)	S&P Rating (b)	% of Managed Investments and Cash
JPMorgan Chase & Co	$66,827	BBB+	1.0%
Citigroup Inc	52,737	BBB	0.8%
Bank of America Corp	50,280	BBB+	0.8%
Morgan Stanley	48,273	BBB+	0.7%
Goldman Sachs Group	46,261	BBB+	0.7%
Wells Fargo & Company	44,596	A	0.7%
Anheuser-Busch Inbev NV	39,674	A-	0.6%
Bank of New York Mellon Corp	34,619	A	0.5%
HSBC Holdings plc	29,411	A	0.4%
US Bancorp	28,175	AA-	0.4%
Total	$440,853		6.6%

	December 31, 2015
Issuer (a)	Fair Value (c)	S&P Rating (b)	% of Managed Investments and Cash
JPMorgan Chase & Co	$56,421	A-	0.9%
HSBC Holdings plc	54,172	A	0.8%
Morgan Stanley	47,242	BBB+	0.7%
Bank of America Corp	43,274	BBB	0.7%
Goldman Sachs Group	43,173	BBB+	0.7%
Citigroup Inc	41,984	BBB	0.6%
Wells Fargo & Company	39,604	BBB+	0.6%
US Bancorp	34,294	AA-	0.5%
Bank of New York Mellon Corp	33,492	A	0.5%
UBS Group AG	31,495	A-	0.5%
Total	$425,151		6.5%

(a)	Issuers exclude government-backed government-sponsored enterprises and cash and cash equivalents.

(b)
Investment ratings are the median of Moody’s, Standard & Poor’s and Fitch. For investments where three ratings are unavailable, the lower of the ratings shall apply. All investment ratings are presented as the Standard & Poor’s equivalent rating.

(c)
Credit exposures represent only direct exposure to fixed maturities and short-term investments of the parent issuer and its major subsidiaries. These exposures exclude asset and mortgage backed securities that were issued, sponsored or serviced by the parent.

Reserve for Losses and Loss Expenses
At December 31, 2016, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Critical Accounting Policies and Estimates section below. The following tables indicate the breakdown of gross and net reserves for losses and loss expenses between lines of business and between case reserves and IBNR.

	December 31, 2016
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$390,141	$440,531	$830,672
Marine	389,614	471,845	861,459
Specialty	259,251	473,656	732,907
Liability	198,766	371,391	570,157
Total	$1,237,772	$1,757,423	$2,995,195

	December 31, 2016
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$330,213	$392,886	$723,099
Marine	337,550	369,908	707,458
Specialty	222,496	428,864	651,360
Liability	182,185	300,672	482,857
Total	$1,072,444	$1,492,330	$2,564,774

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by operating segment for the year ended December 31, 2016.

	Year Ended December 31, 2016
(Dollars in thousands)	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total
Reserve for losses and loss expenses, beginning of year	$1,146,869	$1,302,635	$600,331	$11,013	$(64,281)	$2,996,567
Loss reserves recoverable	(36,055)	(293,662)	(85,150)	—	64,281	(350,586)
Net reserves for losses and loss expenses, beginning of year	1,110,814	1,008,973	515,181	11,013	—	2,645,981
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	530,021	510,756	192,924	47,588	—	1,281,289
Prior years	(118,533)	(85,810)	(9,112)	(2,737)	—	(216,192)
Total net incurred losses and loss expenses	411,488	424,946	183,812	44,851	—	1,065,097
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(192,527)	(146,742)	(43,316)	(6,649)	—	(389,234)
Prior years	(312,546)	(258,713)	(153,664)	(245)	—	(725,168)
Total net paid losses	(505,073)	(405,455)	(196,980)	(6,894)	—	(1,114,402)
Foreign exchange loss (gain)	1,519	(32,985)	—	(436)	—	(31,902)
Net reserves for losses and loss expenses, end of year	1,018,748	995,479	502,013	48,534	—	2,564,774
Loss reserves recoverable	98,005	306,038	87,487	—	(61,109)	430,421
Reserve for losses and loss expenses, end of year	$1,116,753	$1,301,517	$589,500	$48,534	$(61,109)	$2,995,195
For further information regarding the Company’s reserves for losses and loss expenses refer to Note 14 to the Consolidated Financial Statements, “Reserve for losses and loss expenses,” in Part II, Item 8. The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. For the year ended December 31, 2016, favorable loss reserve development on prior accident years was $216.2 million, of which $118.5 million related to the Validus Re segment, $85.8 million related to the Talbot segment, $9.1 million related to the Western World segment and $2.7 million related to the AlphaCat segment.
The management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of some notable loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for these events. The Company’s actual ultimate net loss may vary materially from these estimates. Ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review may be reserved for in the reserve for potential development on notable loss events (“RDE”) and would be included as part of the Company’s overall reserves. As at December 31, 2016, the Company had no RDE.
For disclosure purposes, only those notable loss events which have an ultimate loss estimate above $30.0 million are disclosed separately and included in the reserves for notable loss event roll forward table below. To the extent that there are increased complexity and volatility factors relating to notable loss events in the aggregate, RDE may be established for a specific accident year.

The reserves for notable loss events table below does not disclose notable loss events prior to 2014. The following pre-2014 notable loss events had closing reserves associated with them as at December 31, 2016 as follows: Deepwater Horizon, a 2010 event, had $9.5 million; the New Zealand earthquakes of 2010 and 2011 had $61.0 million; Superstorm Sandy, a 2012 event had $56.7 million; and Costa Concordia, also a 2012 event had $24.2 million.

Reserves for Notable Loss Events (Dollars in thousands)

2014 Notable Loss Event		Year Ended December 31, 2014		Year Ended December 31, 2015		Year Ended December 31, 2016
		Development	Closing	Development	Closing	Development	Closing
	Initial	(Favorable) /	Estimate (b)	(Favorable) /	Estimate (b)	(Favorable) /	Estimate (b)
Notable Loss Event	Estimate (a)	Unfavorable	December 31, 2014	Unfavorable	December 31, 2015	Unfavorable	December 31, 2016
Tripoli Airport (d)	$28,134	$6,810	$34,944	$(1,196)	$33,748	$1,213	$34,961

		Year Ended December 31, 2014		Year Ended December 31, 2015		Year Ended December 31, 2016
		Paid Loss (Recovery)	Closing Reserve (c)	Paid Loss (Recovery)	Closing Reserve (c)	Paid Loss (Recovery)	Closing Reserve (c)
Notable Loss Event			December 31, 2014		December 31, 2015		December 31, 2016
Tripoli Airport (d)		$—	$34,944	$22,938	$10,810	$63	$11,960

2015 Notable Loss Events				Year Ended December 31, 2015		Year Ended December 31, 2016
				Development	Closing	Development	Closing
	Initial			(Favorable) /	Estimate (b)	(Favorable) /	Estimate (b)
Notable Loss Events	Estimate (a)			Unfavorable	December 31, 2015	Unfavorable	December 31, 2016
Pemex	$48,073			$1,464	$49,537	$(426)	$49,111
Tianjin	47,789			(362)	$47,427	(11,645)	35,782
Total 2015 Notable Loss Events	$95,862			$1,102	$96,964	$(12,071)	$84,893

				Year Ended December 31, 2015		Year Ended December 31, 2016
				Paid Loss (Recovery)	Closing Reserve (c)	Paid Loss (Recovery)	Closing Reserve (c)
Notable Loss Events					December 31, 2015		December 31, 2016
Pemex				$44	$49,493	$166	$48,901
Tianjin				—	47,427	12,754	23,028
Total 2015 Notable Loss Events				$44	$96,920	$12,920	$71,929

2016 Notable Loss Events						Year Ended December 31, 2016
						Development	Closing
	Initial					(Favorable) /	Estimate (b)
Notable Loss Event	Estimate (a)					Unfavorable	December 31, 2016
Canadian Wildfires	$36,915					$(17,265)	$19,650
Hurricane Matthew	39,140					—	39,140
2016 New Zealand Earthquake	31,421					—	31,421
Total 2016 Notable Loss Events	$107,476					$(17,265)	$90,211

						Year Ended December 31, 2016
						Paid Loss (Recovery)	Closing Reserve (c)
Notable Loss Events							December 31, 2016
Canadian Wildfires						$5,676	$13,974
Hurricane Matthew						6,712	32,428
2016 New Zealand Earthquake						—	31,421
Total 2016 Notable Loss Events						$12,388	$77,823

(a)	Includes paid losses, case reserves and IBNR reserves.

(b)	Excludes impact of movements in foreign exchange rates.

(c)	Closing Reserve for the period equals Closing Estimate for the period less cumulative paid losses (recovery).

(d)
As at September 30, 2014, the initial estimate for Tripoli Airport was below the $30.0 million notable loss event threshold; however, during the fourth quarter of 2014 adverse development caused this event to exceed the notable loss event threshold.

Sources of Liquidity
Holding Company Liquidity
Validus Holdings, Ltd. is a holding company and conducts no operations of its own. The Company relies primarily on cash dividends and other permitted payments from operating subsidiaries within the Validus Re, Talbot, Western World and AlphaCat segments to pay dividends, finance expenses and other holding company expenses. There are restrictions on the payment of dividends from most operating subsidiaries, primarily due to regulatory requirements in the jurisdictions in which the operating subsidiaries are domiciled. Refer to Part I, Item 1 “Regulation,” and Note 27 to the Consolidated Financial Statements,“Statutory and regulatory requirements,” in Part II, Item 8 for further discussion on the regulatory requirements in the jurisdictions in which the Company operates. Also refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” for further discussion of the Company’s dividend policy. The Company believes the dividend/distribution capacity of the Company’s subsidiaries will provide the Company with sufficient liquidity for the foreseeable future. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing capital structure to meet its short and long-term objectives.
The following table details the capital resources of certain subsidiaries of the Company on an unconsolidated basis:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Validus Reinsurance, Ltd. (excluding capital supporting FAL) (a) (b)	$3,720,595	$3,562,458
Talbot Holdings, Ltd. (including capital supporting FAL) (b)	914,442	887,249
Other, net	(14,158)	(27,903)
Redeemable noncontrolling interests in AlphaCat	1,528,001	1,111,714
Noncontrolling interests in AlphaCat	165,977	154,662
Total consolidated capitalization	6,314,857	5,688,180
Senior notes payable	(245,362)	(245,161)
Debentures payable	(537,226)	(537,668)
Redeemable noncontrolling interests in AlphaCat	(1,528,001)	(1,111,714)
Total shareholders’ equity	4,004,268	3,793,637
Preferred shares (c)	(150,000)	—
Noncontrolling interests in AlphaCat	(165,977)	(154,662)
Total shareholders’ equity available to Validus common shareholders (c)	$3,688,291	$3,638,975

(a)	Validus Reinsurance, Ltd. (excluding capital supporting FAL) includes capital of $639,113 (2015: $640,684) relating to Western World Insurance Group, Inc.

(b)
Validus Reinsurance, Ltd. (excluding capital supporting FAL) excludes capital of $723,888 (2015: $586,393) which supports Talbot’s FAL. This capital was included in Talbot Holdings, Ltd. (including capital supporting FAL).

(c)	Total shareholders’ equity available to Validus common shareholders excludes the liquidation value of the preferred shares of $150,000.
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

There are three main sources (uses) of cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by or used in operating, investing and financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the years ended December 31, 2016, 2015 and 2014 are provided in the following table:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Net cash provided by operating activities	$410,203	$334,506	$340,161
Net cash used in investing activities	(991,793)	(370,834)	(162,681)
Net cash provided by (used in) financing activities	301,089	226,641	(331,102)
Effect of foreign currency rate changes on cash and cash equivalents	(22,632)	(17,605)	(25,310)
Net (decrease) increase in cash and cash equivalents	$(303,133)	$172,708	$(178,932)
Operating Activities
Cash flow from operating activities is derived primarily from the receipt of premiums less the payment of losses and loss expenses related to underwriting activities.
Net cash provided by operating activities during the years ended December 31, 2016, 2015 and 2014 was $410.2 million, $334.5 million and $340.2 million, respectively. The favorable movement of $75.7 million during the year ended December 31, 2016 compared to 2015 was primarily due to the timing of loss payments. The unfavorable movement of $5.7 million during the year ended December 31, 2015 compared to 2014 was due to the timing of cash receipts and payments, notably with regard to premiums receivable and losses payable, respectively.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.
Investing Activities
Cash flow used in investing activities is primarily from net purchases made in the Company’s investment portfolio. As at December 31, 2016, the Company’s portfolio was composed of fixed income, short-term and other investments and investments in investment affiliates amounting to $8.8 billion or 94.7% of total cash and investments. For further details related to investments pledged as collateral, refer to Note 7 to the Consolidated Financial Statements, “Investments,” in Part II, Item 8.
Net cash used in investing activities during the years ended December 31, 2016, 2015 and 2014 was $991.8 million, $370.8 million and $162.7 million, respectively. The increase in in net cash used of $621.0 million during the year ended December 31, 2016 compared to 2015 was primarily due to an increase in purchases of short-term investments in the Company’s non-managed portfolio on behalf of AlphaCat investors of $419.3 million, an increase in the purchase of other investments of $59.0 million and a decrease in restricted cash of $97.4 million. The increase in net cash used of $208.2 million during the year ended December 31, 2015 compared to 2014 was primarily due to a decrease in the sales and maturities of fixed maturity investments of $1,136.4 million; offset by, the non-recurrence of cash paid for the acquisition of Western World of $643.5 million which occurred during the year ended December 31, 2014, a decrease in the purchases of fixed maturity investments of $166.8 million and an increase in the sales of other investments of $137.6 million.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance and purchase of shares in the Company and its subsidiaries, including third party investments in the AlphaCat ILS funds and sidecars, as well as the issuance of notes payable to AlphaCat investors, and is partially offset by repurchases of shares in the Company and the payment of dividends.
Net cash provided by (used in) financing activities during the years ended December 31, 2016, 2015 and 2014 was $301.1 million, $226.6 million and $(331.1) million, respectively. The favorable movement of $74.4 million during the year ended December 31, 2016 compared to 2015 was driven primarily by an increase in the issuance of notes payable to AlphaCat investors of $220.8 million, an increase of $144.9 million resulting from the issuance of preferred shares during the year, an increase of $167.6 million related to net third party investments in noncontrolling and redeemable noncontrolling interests; partially offset by an increase in capital deployed on the AlphaCat funds of $474.9 million. The favorable movement of $557.7 million during the year ended December 31, 2015 compared to 2014 was driven primarily by a decrease in the repurchase of common shares under the share repurchase program of $250.5 million, an increase in third party investments in redeemable noncontrolling interests of $199.0 million and an increase in the issuance of notes payable to AlphaCat investors of $75.5 million.

Capital Resources
The following table details the Company’s capital position as at December 31, 2016 and 2015.

(Dollars in thousands)	December 31, 2016	December 31, 2015
Senior Notes (a)	$245,362	$245,161
Junior Subordinated Deferrable Debentures (JSDs) (a)	289,800	289,800
Flagstone Junior Subordinated Deferrable Debentures (JSDs) (a)	247,426	247,868
Total debt	$782,588	$782,829

Redeemable noncontrolling interests	$1,528,001	$1,111,714

Preferred shares, liquidation value (b)	$150,000	$—
Ordinary shares, capital and surplus available to Validus common shareholders	3,711,507	3,651,544
Accumulated other comprehensive loss	(23,216)	(12,569)
Noncontrolling interests	165,977	154,662
Total shareholders’ equity	$4,004,268	$3,793,637

Total capitalization (c)	$6,314,857	$5,688,180

Total capitalization available to Validus (d)	$4,620,879	$4,421,804

Debt to total capitalization	12.4%	13.8%
Debt (excluding JSDs) to total capitalization	3.9%	4.3%
Debt and preferred shares to total capitalization	14.8%	13.8%

Debt to total capitalization available to Validus	16.9%	17.7%
Debt (excluding JSDs) to total capitalization available to Validus	5.3%	5.5%
Debt and preferred shares to total capitalization available to Validus	20.2%	17.7%

(a)	Refer to Part II, Item 8, Note 20 to the Consolidated Financial Statements, “Debt and financing arrangements,” for further details and discussion on the debt and financing arrangements of the Company.

(b)	Refer to Part II, Item 8, Note 17 to the Consolidated Financial Statements, “Share capital,” for further details and discussion on the Company’s preferred shares.

(c)	Total capitalization equals total shareholders’ equity plus redeemable noncontrolling interests and total debt.

(d)	Total capitalization available to Validus equals total capitalization (as per (c)) less redeemable noncontrolling interests and noncontrolling interests.
Shareholders’ Equity
Shareholders’ equity available to Validus common shareholders at December 31, 2016 was $3.7 billion, compared to $3.6 billion at December 31, 2015. Including $150.0 million of preferred shares, shareholders’ equity available to Validus at December 31, 2016 was $3.8 billion, compared to $3.6 billion at December 31, 2015.
On February 9, 2017, the Company announced a quarterly cash dividend of $0.38 per common share, which is payable on March 31, 2017 to shareholders of record on March 15, 2017 and a cash dividend of $0.3671875 per depositary share on the outstanding Series A Preferred Shares, which is payable on March 15, 2017 to shareholders of record on March 1, 2017. The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon results of operations and cash flows, the Company’s financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.
The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. On February 3, 2015, the Board of Directors of the Company approved an increase in the Company’s common share repurchase authorization to $750.0 million.
The Company has repurchased 80,508,849 common shares for an aggregate purchase price of $2.7 billion from the inception of the share repurchase program to February 22, 2017. The Company had $320.0 million remaining under its authorized share repurchase program as of February 22, 2017.

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
Debt and financing arrangements
For additional information about our debt, including the terms of our financing arrangements, basis for interest rates and debt covenants, refer to Part II, Item 8, Note 20 to the Consolidated Financial Statements, “Debt and financing arrangements.”
Noncontrolling interests
Investors in certain of the AlphaCat ILS funds have rights that enable them, subject to certain limitations, to redeem their shares. The third party equity is therefore recorded in the Company’s Consolidated Balance Sheets as redeemable noncontrolling interests. When and if a redemption notice is received, the fair value of the redemption is reclassified to a liability. As at December 31, 2016 and 2015, the amount of the Company’s total capitalization owed to third parties as redeemable noncontrolling interests was $1,528.0 million and $1,111.7 million, respectively.
The AlphaCat sidecars and one of the AlphaCat ILS funds have no shareholder redemption rights. Therefore, the third party equity is recorded in the Company’s Consolidated Balance Sheets as noncontrolling interests. As at December 31, 2016 and 2015, the amount of the Company’s total capitalization owed to third parties as noncontrolling interests was $166.0 million and $154.7 million, respectively. Refer to Part II, Item 8, Notes 9 and 10 to the Consolidated Financial Statements, “Variable Interest Entities,” and “Noncontrolling interests,” respectively, for further details.
Contractual Obligations and Commitments
The Company’s contractual obligations and commitments as at December 31, 2016 are set out below:

	Payment Due by Period
(Dollars in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Reserve for losses and loss expenses (a)	$2,995,195	$1,310,644	$1,081,899	$381,438	$221,214
Long term debt obligations (b)	1,925,578	53,548	107,096	107,096	1,657,838
Projected pension benefit obligation (c)	16,979	2,570	6,720	2,578	5,111
Operating lease obligations	103,843	11,878	24,172	21,375	46,418
Private equity and investment commitments (d)	248,704	248,704	—	—	—
Other commitments (e)	291,388	291,388	—	—	—
Total contractual obligations and commitments	$5,581,687	$1,918,732	$1,219,887	$512,487	$1,930,581

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

(b)
The amounts in the table above reflect the Company’s contractual obligations with respect to the principal and interest payments on the Company’s Senior Notes and JSDs. The Company has entered into interest rate swaps which fix the rates of interest on the JSDs. The terms of the swaps are matched to the maturity date of the JSDs. Refer to Part II, Item 8, Note 20 to the Consolidated Financial Statements, “Debt and financing arrangements,” for further details and discussion on the debt and financing arrangements of the Company.

(c)	Refer to Part II, Item 8, Note 19 to the Consolidated Financial Statements, “Retirement and pension plans,” for further details describing the projected pension benefit obligation.

(d)
The private equity and investment commitments do not have a defined contractual commitment date and are therefore included in the less than one year category. Refer to Part II, Item 8, Note 23 to the Consolidated Financial Statements, “Commitments and contingencies,” for further details describing these contractual obligations and commitments.

(e)
Other commitments include commitments related the Company’s structured settlements, AlphaCat ILS funds and notes payable to AlphaCat investors. Refer to Part II, Item 8, Note 23 to the Consolidated Financial Statements, “Commitments and contingencies,” for further details describing these contractual obligations and commitments.

Goodwill and Other Intangible Assets
The Company has performed an impairment analysis of its carried goodwill and intangible assets as required by U.S. GAAP. Based on this analysis, management has concluded that an impairment adjustment is not required against the carried goodwill and carried intangible assets. For information about goodwill and intangible assets refer to Note 6 to the Consolidated Financial Statements, “Goodwill and other intangible assets,” in Part II, Item 8.
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
For further details related to the Company’s variable interest entities, refer to Notes 9 and 11 to the Consolidated Financial Statements, “Variable interest entities,” and “Investments in affiliates,” respectively, in Part II, Item 8.
Ratings
The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of February 23, 2017:

	A.M. Best	S&P	Moody’s	Fitch
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB+	Baa1	A-
Senior debt	bbb	BBB+	Baa1	BBB+
Subordinated debt	bbb-	—	Baa2	BBB
Preferred stock	bb+	BBB-	Baa3	BBB
Outlook on ratings	Positive	Stable	Stable	Stable

Validus Reinsurance, Ltd.
Financial strength rating	A	A	A2	A
Outlook on ratings	Stable	Stable	Stable	Stable

Lloyd’s of London
Financial strength rating applicable to all Lloyd’s syndicates	A	A+	—	AA-
Outlook on ratings	Stable	Stable	—	Stable

Validus Reinsurance (Switzerland), Ltd.
Financial strength rating	A	A	—	—
Outlook on ratings	Stable	Stable	—	—

Western World Insurance Company
Financial strength rating	A	—	—	—
Outlook on ratings	Stable	—	—	—

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
Reserve for Losses and Loss Expenses
Description: The Company believes that the most significant accounting judgment made by management is our estimate of reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated remaining liability for both reported claims (“case reserves”) and unreported amounts (“incurred but not reported” or “IBNR” reserves). For insurance and reinsurance business, the IBNR reserves include provision for loss incidents that have occurred but have not yet been reported to the Company as well as for future variation in case reserves (where the claim has been reported but the ultimate cost is not yet known). The provision for future variation in current case reserves is generally calculated using actuarial estimates of total IBNR at the aggregated line of business level. Additional individual claim IBNR amounts are sometimes calculated for larger claims within our insurance and reinsurance businesses. Within the reinsurance business, the portion of total IBNR related to future variation on known claims is calculated at the individual claim level in some instances (either as an additional case reserve or individual claim IBNR). Within the insurance business, the provision for future variation in current case reserves is generally calculated using actuarial estimates of total IBNR, while individual claim IBNR amounts are sometimes calculated for larger claims. IBNR is established by the Company separately for certain large or catastrophe losses and smaller “attritional” losses. The Company has procedures in place to aggregate large or catastrophe losses on a consolidated basis for financial reporting and disclosure purposes. Loss events which have an ultimate loss estimate at or above $30.0 million on a consolidated basis are disclosed separately and included in the reserves for notable loss event roll forward table. In addition, non-notable loss events which aggregate to $15.0 million or more but less than $30.0 million on a consolidated basis are disclosed separately and included in the Company’s analysis of losses and loss expenses. Notable and non-notable loss events are first determined at the respective operating segments based on segment thresholds and are then aggregated and only disclosed if it is determined that they reach the respective consolidated threshold for notable and non-notable loss event disclosure.
For all lines of business, the Company’s reserve for losses and loss expenses and loss reserves recoverable consist of three categories: (1) case reserves, (2) in certain circumstances, additional case reserves (“ACR”), and (3) IBNR reserves. The reserves and recoverables for attritional and large or catastrophe losses are established on an annual and interim basis as follows:
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
The Company also writes longer tail insurance lines of business through Validus Re, Talbot and Western World. Validus Re’s longer tail lines of business include casualty lines. Talbot’s longer tail lines of business predominantly include financial lines, marine and energy liabilities, aviation products and airports (aviation direct), construction and political risk. Western World’s longer tail lines predominantly include liability coverages for contractors, manufacturers and health care related classes. These longer tail lines represent 19.7% of the Company’s gross premiums written for the year ended December 31, 2016. In contrast to our short-tail business, the claim tail for our longer tail lines of business is expected to be notably longer as claims are often reported and ultimately paid or settled years after the related loss event occurs. In the intervening period between occurrence, reporting and settlement, additional facts regarding individual claims and trends will often become known and current laws and case law may change, affecting the ultimate value of the claim.
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
During 2010 and 2011, given the complexity and severity of notable loss events, explicit reserves for potential development (“RDE”) on 2010 and 2011 notable loss events were included within the Company’s IBNR reserving process. As uncertainties surrounding initial estimates on notable loss events developed, this reserve has been allocated to specific notable loss events. No RDE was established for notable loss events incurred between 2012 through 2016.
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

The Company’s reserving methodology was not changed materially in the year ended December 31, 2016 from the methodology used in the year ended December 31, 2015. Management’s best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at December 31, 2016 were $3.0 billion and $430.4 million, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by segment at December 31, 2016.

	December 31, 2016
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Validus Re	$447,982	$668,771	$1,116,753
Talbot	603,447	698,070	1,301,517
Western World	208,157	381,343	589,500
AlphaCat	9,106	39,428	48,534
Eliminations	(30,920)	(30,189)	(61,109)
Total	$1,237,772	$1,757,423	$2,995,195
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
Management’s best estimate of the net reserve for losses and loss expenses at December 31, 2016 is $2.6 billion. The following tables show the effect on estimated net reserves for losses and loss expenses as of December 31, 2016 of a change in two of the most critical assumptions in establishing reserves: (1) loss emergence patterns, accelerated or decelerated by three and six months; and (2) expected loss ratios varied by plus or minus five and ten percent. Management believes that a reasonably likely scenario is represented by such a standard, as used by some professional actuaries as part of their review of an insurer’s or reinsurer’s reserves.

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
Net reserve for losses and loss expenses at December 31, 2016—Sensitivity to loss emergence patterns

December 31, 2016
(Dollars in thousands)	Reserve for losses and loss expenses
Change in assumption
Six month acceleration	$2,261,310
Three month acceleration	$2,405,367
No change (selected)	$2,564,774
Three month deceleration	$2,735,327
Six month deceleration	$2,884,735
Net reserve for losses and loss expenses at December 31, 2016—Sensitivity to expected loss ratios

December 31, 2016
(Dollars in thousands)	Reserve for losses and loss expenses
Change in assumption
10% favorable	$2,370,162
5% favorable	$2,467,654
No change (selected)	$2,564,774
5% unfavorable	$2,662,639
10% unfavorable	$2,760,131
The most significant variance in the above scenarios, a six month deceleration in loss emergence patterns, would have the effect of increasing losses and loss expenses by $320.0 million.
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
The table below identifies the extent of premiums that were written on a proportional and non-proportional basis:

	Years Ended December 31,
	2016		2015		2014 (a)
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Proportional	$767,922	29.0%	$725,135	28.4%	$600,537	25.5%
Non-proportional	1,880,783	71.0%	1,832,371	71.6%	1,758,328	74.5%
Total	$2,648,705	100.0%	$2,557,506	100.0%	$2,358,865	100.0%

(a)	The results of operations for Western World are consolidated from the October 2, 2014 date of acquisition.
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
For business written on an excess of loss basis, premium adjustments, based on reports by the clients of actual premium, are recorded in the period in which the cedant reports are received, which would normally be within six months to one year subsequent to the expiration of the contract. Typically the adjustment to the deposit premium is an insignificant portion of the total premium written. Many of our excess of loss contracts also include provisions that require an automatic reinstatement of coverage in the event of a loss. Reinstatement premiums are recognized when a triggering loss event occurs and losses are recorded by us. While the reinstatement premium amount is defined by contract terms, our recognition of reinstatement premiums is dependent on our estimate of losses and loss expenses, which reflect management’s best judgment as described above in “Reserve for Losses and Loss Expenses.”
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

Credit risk: Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, reports from rating agencies, the timeliness of cedants’ payments and the status of current balances owing. Based on this assessment, management believes that as at December 31, 2016 no provision for doubtful accounts is necessary for receivables from cedants.
Reinsurance Premiums Ceded and Reinsurance Recoverables
Description: As discussed in Item 1 “Business,” the Company primarily uses ceded reinsurance for risk mitigation purposes. Validus Re purchases reinsurance on an excess of loss and a proportional basis together with ILW coverage. Talbot purchases reinsurance on an excess of loss and a proportional basis together with a relatively small amount of facultative reinsurance and ILWs. Western World purchases reinsurance on an excess of loss basis with a relatively small amount of facultative reinsurance.
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
Paid losses recoverable and loss reserves recoverable balances include amounts owed to us in respect of paid and unpaid ceded losses and loss expenses, respectively. The balances are presented net of a provision for non-recoverability. As at December 31, 2016, loss reserves recoverable balances were $430.4 million and paid losses recoverable balances were $35.2 million. In establishing our reinsurance recoverable balances, significant judgment is exercised by management in determining the amount of unpaid losses and loss expenses to be ceded as well as our ability to cede losses and loss expenses under our reinsurance contracts.
The Company’s ceded unpaid losses and loss expenses consists of two elements, those for reported losses and those for IBNR. Ceded amounts for IBNR are developed as part of our loss reserving process. Consequently, the estimation of ceded unpaid losses and loss expenses is subject to similar risks and uncertainties in the estimation of gross IBNR (refer to “Reserve for Losses and Loss Expenses” above). As at December 31, 2016, ceded IBNR recoverable balances were $265.1 million.
Although our reinsurance recoverable balances are derived from our determination of contractual provisions, the recoverability of such amounts may ultimately differ due to the potential for a reinsurer to become financially impaired or insolvent or for a contractual dispute over contract language or coverage. Consequently, we review our reinsurance recoverable balances on a regular basis to determine if there is a need to establish a provision for non-recoverability. In performing this review, the Company uses judgment in assessing the credit worthiness of our reinsurers and the contractual provisions of our reinsurance agreements. As at December 31, 2016, the Company had a provision for non-recoverability of $5.2 million. In the event that the credit worthiness of our reinsurers were to deteriorate, actual uncollectible amounts could be significantly greater than our provision for non-recoverability.
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
At December 31, 2016, the use of different assumptions within the model could have an effect on the provision for uncollectible reinsurance reflected in the Company’s Consolidated Financial Statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision.
Investment Valuation
Description: Consistent with U.S. GAAP, the Company recognizes investments at their fair value in the Consolidated Balance Sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also established a three level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (“Level 1”) and unobservable inputs being the lowest level (“Level 3”). Generally, the degree of judgment used in measuring the fair value of financial instruments inversely correlates with the availability of observable inputs. The Company also holds investments which are measured at fair value using the net asset value practical expedient, and in accordance with U.S. GAAP does not classify these investments within the fair value hierarchy.

Judgments and Uncertainties: The Company’s external investment accounting service provider receives prices from independent pricing sources to measure the fair values of a majority of the Company’s investments. These independent pricing sources are prioritized with respect to reliability to ensure that only the highest priority pricing inputs are used. The independent pricing sources are received via automated feeds from indices, pricing and broker-dealers services. Pricing is also obtained from other external investment managers. This information is applied consistently across all portfolios. The Company’s external investment accounting service provider confirms and documents all prices received from broker-dealers on a daily basis for quality control and audit purposes.
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
For further details on the valuation of the Company’s investment portfolio refer to Note 8 to the Consolidated Financial Statements, “Fair value measurements,” in Part II, Item 8.
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
Goodwill and other intangible assets are assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that it is more likely than not that an impairment exists. Such events or circumstances may include an economic downturn in a geographic market or change in the assessment of future operations. In performing this assessment, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. Similarly, the Company may first assess qualitative factors to determine whether it is more likely than not that an other intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test described in ASC Topic 350 “Intangibles-Goodwill and Other.” The factors assessed in making this determination included the overall insurance industry outlook, business strategy, premium rates, earnings sustainability, market capitalization and the regulatory and political environment.
If goodwill or other intangible assets are impaired, they are written down to their fair value with a corresponding expense reflected in the Consolidated Statements of Income and Comprehensive Income in the period in which the determination is made.
As at December 31, 2016, neither the Company’s initial valuation nor its subsequent valuations has indicated any impairment of the Company’s goodwill and other intangible assets of $196.8 million and $115.6 million, respectively. For further details refer to Note 6 to the Consolidated Financial Statements, “Goodwill and other intangible assets,” in Part II, Item 8.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The PSLRA provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to shareholders, any proxy statement, any other Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance and reinsurance sectors in particular. Statements that include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipate”, “will”, “may”, and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statement.
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

•
statutory or regulatory or rating agency developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda based insurers or reinsurers; and

•
the other factors set forth herein under Part I Item 1A “Risk Factors” and under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of this Annual Report on Form 10-K for the year ended December 31, 2016, as well as the risk and other factors set forth in the Company’s other filings with the SEC, as well as management’s response to any of the aforementioned factors.

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
The Company is principally exposed to five types of market risk:

•	interest rate risk;

•	foreign currency risk;

•	credit risk;

•	liquidity risk; and

•	inflation risk.
Interest Rate Risk
 The Company’s managed fixed maturity and short-term investments are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise and credit spreads widen, the market value of the Company’s fixed maturity and short-term investments fall and the Company has the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values. As interest rates decline and credit spreads tighten, the market value of the Company’s fixed maturity and short-term investments increase and the Company has reinvestment risk, as funds reinvested may earn less than is necessary to match anticipated liabilities. The Company manages interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of the insurance and reinsurance liabilities it assumes.
The following table indicates the impact on the fair value of the Company’s managed fixed maturity and short-term investment portfolios from an immediate 100 basis point increase and decrease in market interest rates (based on U.S. treasury yields):

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Increase (decrease) in fair value		Increase (decrease) in fair value
Immediate 100 basis point increase in market interest rates	$(136,758)	(2.4)%	$(126,908)	(2.4)%
Immediate 100 basis point decrease in market interest rates	$137,213	2.4%	$127,976	2.4%
As at December 31, 2016, the Company held $1.6 billion (December 31, 2015: $1.3 billion), or 28.8% (December 31, 2015: 25.1%) of the Company’s managed fixed maturity investments in asset-backed and mortgage-backed securities. Some of these assets are exposed to prepayment risk, which occurs when the frequency with which holders of the underlying loans prepay the outstanding principal before the maturity date changes. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
Foreign Currency Risk
We conduct our insurance and reinsurance operations in a variety of non-U.S. currencies and certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. As the functional currency for the majority of our subsidiaries is the U.S. dollar, foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, our foreign currency policy is to broadly manage, where possible, our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets that are denominated in such currencies.

The following table presents the Company’s monetary assets and liabilities held in foreign currencies and the Company’s non-monetary assets and liabilities that do not require revaluation:

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
Total monetary assets held in foreign currencies	$592,010	5.2%	$568,153	5.4%
Total monetary liabilities held in foreign currencies	681,281	11.7%	732,730	13.1%
Total non-monetary assets that do not require revaluation	16,584	0.1%	15,937	0.2%
Total non-monetary liabilities that do not require revaluation	87,291	1.5%	81,718	1.5%

When necessary, the Company may also use derivatives to economically hedge unmatched foreign currency exposures, specifically forward contracts. To the extent foreign currency exposure is not hedged or otherwise matched, the Company may experience foreign exchange gains or losses, which in turn would affect the Company’s results of operations and financial condition.
For further information on the accounting treatment of our foreign currency derivatives, refer to Note 12 to the Consolidated Financial Statements, “Derivative instruments,” in Part II, Item 8.
Credit Risk
Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. We are exposed to direct credit risk primarily within our portfolios of fixed maturity and short-term investments, and through customers, brokers and reinsurers in the form of premiums receivable and reinsurance recoverables, respectively, as discussed below.
The Company is exposed to credit risk from the possibility that counterparties may default on their obligations. The Company’s primary credit risks reside in investments in U.S. and non-U.S. corporate bonds and loans and amounts recoverable from reinsurers.
Investments: The Company attempts to limit its credit exposure by purchasing high quality fixed maturity investments to maintain a minimum weighted average portfolio credit rating of A+ on its rated managed fixed maturity investments. As at December 31, 2016, the Company’s rated managed fixed maturity investments had an average credit quality rating of AA- (December 31, 2015: AA-).
In addition, the Company’s IPS limits the amount of “risk assets” held as part of its managed cash and investments portfolio to a maximum of 35% of shareholders’ equity available to Validus. Risk assets include non-investment grade debt securities, private equity investments, private placements that are not subject to rule 144A, hedge funds and other alternative assets. The Company’s managed cash and investment portfolio had risk assets of $853.0 million or 22.2% of shareholders’ equity available to Validus as at December 31, 2016 (December 31, 2015: $837.9 million or 23.0%).
The Company also limits its aggregate exposure to any single issuer to 3.75% or less of its total managed cash and investment portfolio, excluding government and agency securities, depending on the credit rating of the issuer. The Company did not have an aggregate exposure to any single issuer of more than 1.0% of total managed cash and investments, other than with respect to government and agency securities as at December 31, 2016 (December 31, 2015: 0.9%).
Furthermore, fixed maturity investments in below investment grade securities are limited to no more than 15% of the Company’s managed cash and investment portfolio. As at December 31, 2016, 9.4% (December 31, 2015: 10.2%) of the managed cash and investment portfolio was rated below Baa3/BBB-.
Reinsurance: The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S&P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. As at December 31, 2016, $461.4 million or 99.1% (December 31, 2015: $368.6 million or 98.7%) of the Company’s reinsurance balances recoverable were either fully collateralized or recoverable from reinsurers rated A- or better.
Liquidity risk
Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments, including non-agency residential mortgage-backed securities and bank loans which represent 8.9% at December 31, 2016 (December 31, 2015: 9.2%) of managed cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At December 31, 2016, the Company had $726.0 million (December 31, 2015: $855.9 million) of unrestricted, liquid assets, defined as managed unpledged cash and cash equivalents, short term investments, government and government agency securities.
For details on the Company’s debt and financing arrangements, refer to Part II, Item 8, Note 13 to the Consolidated Financial Statements, “Debt and financing arrangements.”
Inflation Risk
The Company does not believe that inflation has had or will have a material effect on its combined results of operations, except insofar as (a) inflation may affect interest rates, and (b) losses and loss expenses may be affected by inflation.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013) (the “Framework”). Based on its assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on the Framework criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers Ltd., an independent registered public accounting firm, as stated in their report included in this filing.
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
Certain of the Company’s non-U.S. subsidiaries provide global marine hull & war policies that provide coverage for vessels navigating into and out of ports worldwide. In light of EU and U.S. modifications to Iran sanctions this year, including the issuance of General License H, and consistent with General License H, the Company has been notified that certain of its policyholders have begun to ship cargo to and from Iran, including transporting crude oil from Iran to another country and transporting refined petroleum products to Iran. Since these policies insure multiple voyages and fleets containing multiple ships, the Company is unable to attribute gross revenues and net profits from such marine policies to these activities involving Iran. The Company intends for its non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.
Certain of the Company’s other non-U.S. subsidiaries have policies that provide excess of loss reinsurance coverage for various risks worldwide. In light of EU and U.S. modifications to Iran sanctions this year, including the issuance of General License H, and consistent with General License H, the Company has been notified that one of its cedants provides hull and marine, war and related coverage to a drilling contractor that operates drilling rigs located in offshore Iranian oilfields. As the reinsurance coverage provided to this cedant covers multiple global risks and multiple insureds, the Company is unable to attribute gross revenues and net profits from such policy to these activities involving Iran. The Company intends for its non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Certain of the information required by this item relating to the executive officers of the Company may be found in Part I, Item 1, “Business.” The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
The following table displays certain information regarding our equity compensation plans at December 31, 2016:

(Dollars in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity compensation plans
2005 Amended and Restated Long-Term Incentive Plan	2,894,746	$23.48	1,251,411
Director Stock Compensation Plan	—		52,104
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

PART IV

Item 15.    Exhibits and Financial Statement Schedules
Financial Statements, Financial Statement Schedules and Exhibits.

(a)	Financial Statements and Financial Statement Schedules: See pages F-1 to F-99.

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

3.1	Memorandum of Association dated October 10, 2005 (Incorporated by reference from S-1 SEC File No. 333-139989)

3.2	Amended and Restated Bye-laws (Incorporated by reference from S-1 SEC File No. 333-139989)

4.1	Specimen Common Share Certificate (Incorporated by reference from S-1 SEC File No. 333-139989)

4.2	Certificate of Deposit of Memorandum of Increase of Share Capital dated October 28, 2005 (Incorporated by reference from S-1 SEC File No. 333-139989)

4.3	Specimen 5.875% Non-Cumulative Preference Shares, Series A (Incorporated by reference to Exhibit 4.2 from the Company’s Current Report on Form 8-K filed on June 13, 2016)

4.4
Certificate of Designations of 5.875% Non-Cumulative Preference Shares, Series A, of Validus Holdings, Ltd. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016)

4.5	Form of depositary receipt (Incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 13, 2016)

4.6	9.069% Junior Subordinated Deferrable Debentures Indenture dated as of June 15, 2006 (Incorporated by reference from S-1 SEC File No. 333-139989)

4.7	Form of 9.069% Junior Subordinated Deferrable Debentures (Included in Exhibit 4.5 hereto) (Incorporated by reference from S-1 SEC File No. 333-139989)

4.8	First Supplemental Indenture to the 9.069% Junior Subordinated Deferrable Debentures Indenture dated as of September 15, 2006 (Incorporated by reference from S-1 SEC File No. 333-139989)

4.9	8.480% Junior Subordinated Deferrable Debentures Indenture dated as of June 29, 2007 (Incorporated by reference from S-1 SEC File No. 333-139989)

4.10	Form of 8.480% Junior Subordinated Deferrable Debentures (Included in Exhibit 4.8 hereto) (Incorporated by reference from S-1 SEC File No. 333-139989)

4.11
Senior Note Indenture, by and between Validus Holdings, Ltd. and The Bank of New York Mellon, dated January 26, 2010 (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2010)

4.12
8.875% Senior Notes Supplemental Indenture, by and between Validus Holdings, Ltd. and The Bank of New York Mellon, dated January 26, 2010 (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2010)

4.13	Form of 8.875% Senior Note (Included in Exhibit 4.10 hereto) (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2010)

4.14
Junior Subordinated Indenture dated as of August 23, 2006, between Flagstone Reinsurance Holdings Limited and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.15
First Supplemental Indenture, dated as of May 17, 2010, among Flagstone Reinsurance Holdings, S.A., Flagstone Reinsurance Holdings Limited and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.16
Second Supplemental Indenture, dated as of November 30, 2012, among Flagstone Reinsurance Holdings (Bermuda) Limited, Flagstone Reinsurance Holding, S.A. and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.17
Third Supplemental Indenture, dated as of November 30, 2012, among Validus UPS, Ltd., Validus Holdings, Ltd. and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.18
Fourth Supplemental Indenture dated as of July 13, 2016 between Validus Reinsurance Ltd. and The Bank of New York Mellon Trust Company, National Association (as successor in interest to JPMorgan Chase Bank, National Association), as trustee (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

4.19
Junior Subordinated Indenture, dated as of September 20, 2007, between Flagstone Reinsurance Holdings Limited and The Bank of New York Trust Company, National Association, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.20
First Supplemental Indenture, dated as of May 17, 2010, among Flagstone Reinsurance Holdings, S.A., Flagstone Reinsurance Holdings Limited and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.21
Second Supplemental Indenture, dated as of November 30, 2012, among Flagstone Reinsurance Holdings (Bermuda) Limited, Flagstone Reinsurance Holdings, S.A. and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.22
Third Supplemental Indenture, dated as of November 30, 2012, among Flagstone Finance S.A., Validus UPS, Ltd., Validus Holdings, Ltd. and Wilmington Trust Company, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.23
Fourth Supplemental Indenture dated as of July 13, 2016 between Validus Reinsurance Ltd. and The Bank of New York Mellon Trust Company, National Association (as successor in interest to The Bank of New York Trust Company, National Association), as trustee (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

4.24
Junior Subordinated Indenture, dated as of June 8, 2007, among Flagstone Finance S.A., Flagstone Reinsurance Holdings Limited and Wilmington Trust Company, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.25
First Supplemental Indenture, dated as of May 17, 2010, among Flagstone Finance S.A., Flagstone Reinsurance Holdings, S.A. and Wilmington Trust Company, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.26
Second Supplemental Indenture, dated as of November 30, 2012, among Flagstone Finance S.A., Flagstone Reinsurance Holdings (Bermuda) Limited, Flagstone Reinsurance Holdings, S.A. and Wilmington Trust Company, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.27
Third Supplemental Indenture, dated as of November 30, 2012, among Flagstone Finance S.A, Validus UPS, Ltd., Validus Holdings, Ltd. and Wilmington Trust Company, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.28
Fourth Supplemental Indenture dated as of July 12, 2016 between Validus UPS, Ltd. and Wilmington Trust Company, a Delaware trust company, as trustee (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

4.29
Fifth Supplemental Indenture dated as of July 13, 2016 between Validus Reinsurance, Ltd. and Wilmington Trust Company, a Delaware trust company, as trustee (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

4.30
Note Purchase Agreement, dated as of August 23, 2006, between Flagstone Reinsurance Holdings Limited and Merrill Lynch International (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.31
Amendment No. 1, dated as of November 30, 2012, to the Note Purchase Agreement, among Flagstone Reinsurance Holding (Bermuda) Limited and the noteholders named therein (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.32
Amendment No. 2, dated as of November 30, 2012, to the Note Purchase Agreement, among Validus UPS, Ltd., Validus Holdings, Ltd. and the noteholders named therein (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.33
Amendment No. 3 to Note Purchase Agreement dated as of July 13, 2016 between Validus Reinsurance, Ltd. and Validus Holdings, Ltd. as Guarantor and the noteholders named therein (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

10.1
Five-Year Unsecured Revolving Credit and Letter of Credit Facility, dated as of December 9, 2015, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and Lloyds Securities Inc., as syndication agent (Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 10, 2015)

10.2
Five-Year Secured Letter of Credit Facility, dated as of December 9, 2015, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and Lloyds Securities Inc., as syndication agent (Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 10, 2015)

10.3
Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Lixin Zeng dated as of November 1, 2012 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the SEC on November 6. 2012)

10.3.1
Amendment No.1 to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Lixin Zeng dated as of March 12, 2015 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.4
Amended and Restated Employment Agreement dated as of February 15, 2013 between Validus Holdings, Ltd. and Jeffrey D. Sangster (Incorporated by reference from the Company’s Annual Report on Form 10-K for year ended December 31, 2012, filed with the SEC on February 15, 2013).

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

10.5.1
Amendment No.1 to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)

10.5.2
Amendment No. 2 to Amended and Restated Employment Agreement between Edward J. Noonan and Validus Holdings, Ltd. dated as of March 12, 2015 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.6
Employment Agreement dated as of September 1, 2010 between Validus Holdings, Ltd. and Jonathan P. Ritz. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2010)

10.6.1
Amendment No. 1 to Employment Agreement between Validus Holdings, Ltd. and Jonathan P. Ritz dated as of October 1, 2010 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)

10.6.2
Amendment No. 2 to Employment Agreement between Jonathan P. Ritz and Validus America, Inc. dated as of March 12, 2015 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.6.3	*	Amendment No. 3 to Employment Agreement between Validus America, Inc. and Jonathan P. Ritz dated as of November 3, 2016

10.7	*	Employment Agreement between Talbot Underwriting Services Ltd. and Peter A. Bilsby dated as of March 19, 2013 (as amended on March 1, 2016)

10.8
Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Robert F. Kuzloski dated as of April 1, 2011 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 4, 2011)

10.8.1
Amendment No. 1 to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Robert F. Kuzloski dated as of August 1, 2012 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the SEC on November 6, 2012)

10.8.2
Amendment No. 2 to Amended and Restated Employment Agreement between Robert F. Kuzloski and Validus Holdings, Ltd. dated as of March 12, 2015 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.9
Employment Agreement between Validus Holdings, Ltd. and Andrew Kudera dated as of February 2, 2010 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 4, 2011)

10.9.1
Amendment No. 1 to Employment Agreement between Andrew E. Kudera and Validus Holdings, Ltd. dated as of March 12, 2015 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.10
Employment Agreement dated October 25 2012 between Validus America, Inc. and for purposes of Section 12.04, countersigned by Validus Holdings, Ltd. and John J. Hendrickson (Incorporated by reference from the Company’s Annual Report on Form 10-K for year ended December 31, 2012, filed with the SEC on February 15, 2013)

10.10.1
Amendment No. 1 to Employment Agreement between John J. Hendrickson and Validus America, Inc. dated as of March 12, 2015 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.11
Employment Agreement dated as of April 2, 2013 between Validus America, Inc. and Romel Salam (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed with the SEC on May 6, 2013)

10.11.1
Amendment No. 1 to Employment Agreement between Validus America, Inc. and Romel Salam dated as of May 20, 2014 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed with the SEC on August 7, 2014)

10.11.2
Amendment No. 2 to Employment Agreement between Romel Salam and Validus America, Inc. dated as of March 12, 2015 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.12
Amended and Restated Employment Agreement dated as of April 30, 2013 between Validus Services (Bermuda), Ltd. and Kean Driscoll (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed with the SEC on May 6, 2013)

10.12.1
Amendment No. 1 to Amended and Restated Employment Agreement between Kean Driscoll and Validus Services (Bermuda) Ltd. dated as of March 12, 2015 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.13
Amended and Restated Employment Agreement dated as of June 1, 2016, between Validus Holdings, Ltd. and Michael Moore (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

10.14
Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Patrick Boisvert dated as of May 18, 2016 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

10.15
Amended and Restated Validus Holdings, Ltd. 2005 Long Term Incentive Plan (As Amended and Restated Effective May 7, 2015) (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015)

10.16
Form of Amended Post-IPO Restricted Share Award Agreement for Validus Executive Officers (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)

10.17
Form of Amended Restricted Share Agreement for Talbot Executive Officers (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)

10.18	Amended and Restated Restricted Share Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by reference from S-1 SEC File No. 333-139989)

10.19	Stock Option Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by reference from S-1 SEC File No. 333-139989)

10.20
Form of Stock Option Agreement for Executive Officers commencing in 2008 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008)

10.21
Form of Performance Share Award Agreement for Validus Executive Officers (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)

10.22
Form of Performance Share Award Agreement for Talbot Executive Officers (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)

10.23		Nonqualified Supplemental Deferred Compensation Plan (Incorporated by reference from S-1 SEC File No. 333-139989)

10.24		Validus Holdings, Ltd. Director Stock Compensation Plan (Incorporated by reference from S-1 SEC File No. 333-139989)

10.25
Amendment No. 1 to Validus Holdings, Ltd. Directors Stock Compensation Plan dated as of January 5, 2009 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009)

10.26
Subscription Agreement dated as of November 7, 2014 between Aquiline Capital Partners III GP (Offshore) Ltd. and Validus Reinsurance, Ltd. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2014)

10.27		Form of Amended Restricted Share Award Agreement for Talbot Executive Officers (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

12	*	Ratio of Earnings to Fixed Charges and Preferred Dividends

21	*	Subsidiaries of the Registrant

23	*	Consent of PricewaterhouseCoopers Ltd.

24		Power of attorney (Incorporated by Reference from signature page)

31	*	Rule 13a-14(a)/15d-14(a) Certifications

32	*	Section 1350 Certification

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
*Filed herewith

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on February 23, 2017.

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

Signature	Title	Date

/s/ EDWARD J. NOONAN	Chairman of the Board of Directors	February 23, 2017
Name: Edward J. Noonan	and Chief Executive Officer (Principal Executive Officer)
/s/ JEFFREY D. SANGSTER	Executive Vice President	February 23, 2017
Name: Jeffrey D. Sangster	and Chief Financial Officer (Principal Finance Officer)
/s/ PATRICK BOISVERT	Executive Vice President	February 23, 2017
Name: Patrick Boisvert	and Chief Accounting Officer (Principal Accounting Officer)
/s/ MAHMOUD ABDALLAH	Director	February 23, 2017
Name: Mahmoud Abdallah
/s/ MICHAEL E. A. CARPENTER	Director	February 23, 2017
Name: Michael E. A. Carpenter
/s/ MATTHEW J. GRAYSON	Director	February 23, 2017
Name: Matthew J. Grayson
/s/ JOHN J. HENDRICKSON	Director	February 23, 2017
Name: John J. Hendrickson
/s/ MANDAKINI PURI	Director	February 23, 2017
Name: Mandakini Puri
/s/ GAIL ROSS	Director	February 23, 2017
Name: Gail Ross
/s/ DR. THERESE M. (TERRI) VAUGHAN	Director	February 23, 2017
Name: Dr. Therese M. (Terri) Vaughan

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Validus Holdings, Ltd.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Validus Holdings, Ltd. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers Ltd.
Hamilton, Bermuda
February 23, 2017

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Validus Holdings, Ltd.
Consolidated Balance Sheets
As at December 31, 2016 and 2015
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2016	December 31, 2015
Assets
Fixed maturities trading, at fair value (amortized cost: 2016—$5,584,599; 2015—$5,556,900)	$5,543,030	$5,510,331
Short-term investments trading, at fair value (amortized cost: 2016—$2,796,358; 2015—$1,941,615)	2,796,170	1,941,635
Other investments, at fair value (cost: 2016—$380,130; 2015—$315,963)	405,712	336,856
Investments in investment affiliates, equity method (cost: 2016—$84,840; 2015—$69,794)	100,431	87,673
Cash and cash equivalents	419,976	723,109
Restricted cash	70,956	73,270
Total investments and cash	9,336,275	8,672,874
Investment in operating affiliate, equity method (cost: 2016—$nil; 2015—$392)	—	392
Premiums receivable	725,390	658,682
Deferred acquisition costs	209,227	181,002
Prepaid reinsurance premiums	77,996	77,992
Securities lending collateral	9,779	4,863
Loss reserves recoverable	430,421	350,586
Paid losses recoverable	35,247	23,071
Income taxes recoverable	4,870	16,228
Deferred tax asset	43,529	21,661
Receivable for investments sold	3,901	39,766
Intangible assets	115,592	121,258
Goodwill	196,758	196,758
Accrued investment income	26,488	23,897
Other assets	134,282	126,782
Total assets	$11,349,755	$10,515,812

Liabilities
Reserve for losses and loss expenses	$2,995,195	$2,996,567
Unearned premiums	1,076,049	966,210
Reinsurance balances payable	54,781	75,380
Securities lending payable	10,245	5,329
Deferred tax liability	3,331	3,847
Payable for investments purchased	29,447	77,475
Accounts payable and accrued expenses	587,648	627,331
Notes payable to AlphaCat investors	278,202	75,493
Senior notes payable	245,362	245,161
Debentures payable	537,226	537,668
Total liabilities	5,817,486	5,610,461
Commitments and contingent liabilities
Redeemable noncontrolling interests	1,528,001	1,111,714
Shareholders’ equity
Preferred shares (Issued and Outstanding: 2016—6,000; 2015—nil)	150,000	—
Common shares (Issued: 2016—161,279,976; 2015—160,570,772; Outstanding: 2016—79,132,252; 2015—82,900,617)	28,224	28,100
Treasury shares (2016—82,147,724; 2015—77,670,155)	(14,376)	(13,592)
Additional paid-in capital	821,023	1,002,980
Accumulated other comprehensive loss	(23,216)	(12,569)
Retained earnings	2,876,636	2,634,056
Total shareholders’ equity available to Validus	3,838,291	3,638,975
Noncontrolling interests	165,977	154,662
Total shareholders’ equity	4,004,268	3,793,637
Total liabilities, noncontrolling interests and shareholders’ equity	$11,349,755	$10,515,812
The accompanying notes are an integral part of these Consolidated Financial Statements.

Validus Holdings, Ltd.
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2016, 2015 and 2014
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2016	December 31, 2015	December 31, 2014
Revenues
Gross premiums written	$2,648,705	$2,557,506	$2,358,865
Reinsurance premiums ceded	(289,705)	(328,681)	(313,208)
Net premiums written	2,359,000	2,228,825	2,045,657
Change in unearned premiums	(109,835)	18,064	(52,602)
Net premiums earned	2,249,165	2,246,889	1,993,055
Net investment income	150,385	127,824	100,086
Net realized gains on investments	15,757	2,298	14,917
Change in net unrealized gains (losses) on investments	16,871	(32,395)	(2,842)
(Loss) income from investment affiliates	(2,083)	4,281	8,411
Other insurance related income and other income	2,195	5,111	1,229
Foreign exchange gains (losses)	10,864	(8,731)	(12,181)
Total revenues	2,443,154	2,345,277	2,102,675
Expenses
Losses and loss expenses	1,065,097	977,833	765,015
Policy acquisition costs	449,482	410,058	339,467
General and administrative expenses	336,294	363,709	329,362
Share compensation expenses	42,907	38,341	33,073
Finance expenses	58,520	74,742	68,324
Transaction expenses	—	—	8,096
Total expenses	1,952,300	1,864,683	1,543,337
Income before taxes, loss from operating affiliate and (income) attributable to AlphaCat investors	490,854	480,594	559,338
Tax benefit (expense)	19,729	(6,376)	(155)
Loss from operating affiliate	(23)	(3,949)	(4,340)
(Income) attributable to AlphaCat investors	(23,358)	(2,412)	—
Net income	487,202	467,857	554,843
Net (income) attributable to noncontrolling interests	(123,363)	(92,964)	(74,880)
Net income available to Validus	363,839	374,893	479,963
Dividends on preferred shares	(4,455)	—	—
Net income available to Validus common shareholders	$359,384	$374,893	$479,963

Comprehensive income:
Net income	$487,202	$467,857	$554,843
Other comprehensive (loss) income:
Change in foreign currency translation adjustments	(10,440)	(3,716)	(7,501)
Change in minimum pension liability, net of tax	(484)	544	(210)
Change in fair value of cash flow hedge	277	(841)	(228)
Other comprehensive (loss), net of tax	(10,647)	(4,013)	(7,939)
Comprehensive (income) attributable to noncontrolling interests	(123,363)	(92,964)	(74,880)
Comprehensive income available to Validus	$353,192	$370,880	$472,024

Earnings per share
Basic earnings per share available to Validus common shareholders	$4.43	$4.47	$5.24
Earnings per diluted share available to Validus common shareholders	$4.36	$4.34	$5.07

Cash dividends declared per common share	$1.40	$1.28	$1.20

Weighted average number of common shares and common share equivalents outstanding:
Basic	81,041,974	83,107,236	90,354,745
Diluted	82,359,460	86,426,760	94,690,271
The accompanying notes are an integral part of these Consolidated Financial Statements.

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2016, 2015 and 2014
(Expressed in thousands of U.S. dollars)

	December 31, 2016	December 31, 2015	December 31, 2014
Preferred shares
Balance - beginning of year	$—	$—	$—
Preferred shares issued	150,000	—	—
Balance - end of year	$150,000	$—	$—

Common shares
Balance - beginning of year	$28,100	$27,222	$27,036
Common shares issued, net	124	878	186
Balance - end of year	$28,224	$28,100	$27,222

Treasury shares
Balance - beginning of year	$(13,592)	$(12,545)	$(10,228)
Repurchase of common shares	(784)	(1,047)	(2,317)
Balance - end of year	$(14,376)	$(13,592)	$(12,545)

Additional paid-in capital
Balance - beginning of year	$1,002,980	$1,207,493	$1,677,894
Offering expenses on preferred shares	(5,148)	—	—
Common shares (redeemed) issued, net	(7,825)	16,529	5,161
Repurchase of common shares	(211,891)	(259,383)	(508,635)
Share compensation expenses	42,907	38,341	33,073
Balance - end of year	$821,023	$1,002,980	$1,207,493

Accumulated other comprehensive loss
Balance - beginning of year	$(12,569)	$(8,556)	$(617)
Other comprehensive loss	(10,647)	(4,013)	(7,939)
Balance - end of year	$(23,216)	$(12,569)	$(8,556)

Retained earnings
Balance - beginning of year	$2,634,056	$2,372,972	$2,010,009
Net income	487,202	467,857	554,843
Net (income) attributable to noncontrolling interests	(123,363)	(92,964)	(74,880)
Dividends on common shares	(116,804)	(113,809)	(117,000)
Dividends on preferred shares	(4,455)	—	—
Balance - end of year	$2,876,636	$2,634,056	$2,372,972

Total shareholders’ equity available to Validus	$3,838,291	$3,638,975	$3,586,586

Noncontrolling interests	$165,977	$154,662	$292,274

Total shareholders’ equity	$4,004,268	$3,793,637	$3,878,860
The accompanying notes are an integral part of these Consolidated Financial Statements.

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016, 2015 and 2014
(Expressed in thousands of U.S. dollars)

	December 31, 2016	December 31, 2015	December 31, 2014
Cash flows provided by (used in) operating activities
Net income	$487,202	$467,857	$554,843
Adjustments to reconcile net income to cash provided by operating activities:
Share compensation expenses	42,907	38,341	33,073
Gain on sale of subsidiary	—	—	(709)
Amortization of discount on senior notes	108	108	108
Loss (income) from investment and operating affiliates	2,106	(332)	(4,071)
Net realized and change in net unrealized (gains) losses on investments	(32,628)	30,097	(12,075)
Amortization of intangible assets	5,666	5,666	4,538
Foreign exchange losses included in net income	3,043	18,907	23,591
Amortization of premium on fixed maturity investments	17,961	23,075	19,107
Change in operational balance sheet items:
Premiums receivable	(76,659)	44,154	22,034
Deferred acquisition costs	(28,225)	(19,980)	(27,131)
Prepaid reinsurance premiums	(4)	4,955	34,443
Loss reserves recoverable	(85,264)	24,659	81,824
Paid losses recoverable	(11,932)	15,111	43,580
Reserve for losses and loss expenses	37,042	(231,345)	(404,280)
Unearned premiums	109,839	(23,019)	18,161
Reinsurance balances payable	(18,487)	(52,785)	(32,262)
Other operational balance sheet items, net	(42,472)	(10,963)	(14,613)
Net cash provided by operating activities	410,203	334,506	340,161

Cash flows provided by (used in) investing activities
Proceeds on sales of fixed maturity investments	2,671,226	3,842,408	4,756,555
Proceeds on maturities of fixed maturity investments	349,722	332,410	554,619
Purchases of fixed maturity investments	(3,074,703)	(4,225,031)	(4,391,814)
Purchases of short-term investments, net	(856,021)	(436,690)	(329,301)
Purchases of other investments, net	(64,943)	(5,988)	(143,597)
(Increase) decrease in securities lending collateral	(4,916)	(4,393)	2,922
Distributions from operating affiliates	369	46,603	—
Investments in investment affiliates, net	(14,841)	(19,886)	(12,468)
Decrease in restricted cash	2,314	99,733	27,489
Proceeds on sale of subsidiary, net of cash	—	—	16,459
Purchase of subsidiary, net of cash	—	—	(643,545)
Net cash used in investing activities	(991,793)	(370,834)	(162,681)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of notes payable to AlphaCat investors	296,325	75,493	—
Net proceeds on issuance of preferred shares	144,852	—	—
(Redemption) issuance of common shares, net	(7,701)	17,407	5,347
Purchases of common shares under share repurchase program	(212,675)	(260,430)	(510,952)
Dividends paid on preferred shares	(4,455)	—	—
Dividends paid on common shares	(115,625)	(112,967)	(117,043)
Increase (decrease) in securities lending payable	4,916	4,393	(2,922)
Third party investments in redeemable noncontrolling interests	393,450	499,200	300,200
Third party redemptions of redeemable noncontrolling interests	(17,285)	(86,933)	(13,192)
Third party investments in noncontrolling interests	171,674	9,600	117,243
Third party distributions of noncontrolling interests	(127,103)	(168,758)	(237,183)
Third party subscriptions (deployed) received on AlphaCat Funds and Sidecars	(225,284)	249,636	127,400
Net cash provided by (used in) financing activities	301,089	226,641	(331,102)

Effect of foreign currency rate changes on cash and cash equivalents	(22,632)	(17,605)	(25,310)
Net (decrease) increase in cash and cash equivalents	(303,133)	172,708	(178,932)
Cash and cash equivalents—beginning of year	723,109	550,401	729,333
Cash and cash equivalents—end of year	$419,976	$723,109	$550,401

Supplemental disclosure of cash flow information:
Taxes paid during the year	$6,034	$16,050	$42,689
Interest paid during the year	$54,638	$55,047	$54,526
The accompanying notes are an integral part of these Consolidated Financial Statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

1. Nature of the business
Validus Holdings, Ltd. (together with its wholly and majority owned subsidiaries, the “Company”) was incorporated under the laws of Bermuda on October 19, 2005. The Company provides reinsurance coverage, insurance coverage and insurance linked securities (“ILS”) management through four distinct global operating segments, Validus Re, Talbot, Western World, and AlphaCat. Validus Re is a global reinsurance segment focused primarily on treaty reinsurance. Talbot is a specialty insurance segment, primarily operating within the Lloyd’s insurance market through Syndicate 1183. Western World is a U.S. based specialty excess and surplus lines insurance segment operating within the U.S. commercial market. AlphaCat is a Bermuda based investment adviser, managing capital for third parties and the Company in ILS and other property catastrophe and specialty reinsurance investments.
2. Basis of preparation and consolidation
These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company consolidates in these Consolidated Financial Statements the results of operations and financial position of all voting interest entities (“VOE”) in which the Company has a controlling financial interest and all variable interest entities (“VIE”) in which the Company is considered to be the primary beneficiary. The consolidation assessment, including the determination as to whether an entity qualifies as a VIE or VOE, depends on the facts and circumstances surrounding each entity.
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
The term “ASC” used in these notes refers to Accounting Standard Codification issued by the United States Financial Accounting Standards Board (the “FASB”).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

3. Significant accounting policies
The following is a summary of significant accounting policies adopted by the Company.

(a)	Premiums
Insurance premiums written are recorded in accordance with the terms of underlying policies. Reinsurance premiums written are recorded at the inception of the policy and are estimated based on information received from brokers, ceding companies and reinsureds, and any subsequent differences arising on such estimates will be recorded in the periods in which they are determined. Premiums written are earned on a pro-rated basis over the term of the policy. For contracts and policies written on a losses occurring basis, the risk period is generally the same as the contract or policy terms. For contracts written on a risks attaching basis, the risk period is based on the terms of the underlying contracts and policies and is generally assumed to be 24 months. The portion of the premiums written applicable to the unexpired terms of the underlying contracts and policies in force is recorded as unearned premiums.
Reinstatement premiums are recorded at the time a loss event occurs and coverage limits for the remaining life of the contract are reinstated under predefined contract terms. The accrual of reinstatement premiums is based on our estimate of losses and loss expenses, which reflects management’s judgment, as described in Note 3(c), “Reserve for losses and loss expenses” below.

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
The reserve for losses and loss expenses includes reserves for unpaid reported losses (“case reserves”) and for losses incurred but not reported (“IBNR”). Case reserves are established by management based on reports from brokers, ceding companies and insureds and represents the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by, the Company. IBNR reserves are established by management based on actuarially determined estimates of ultimate losses and loss expenses. Inherent in the estimate of ultimate losses and loss expenses are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss expenses may differ materially from the amounts recorded in the Consolidated Financial Statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, will be recorded in earnings in the period in which they become known. Prior period development arises from changes to these estimates recognized in the current year that relate to reserves for losses and loss expenses established in previous calendar years.

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
The Company classifies its fixed maturity and short-term investments as trading and accounts for its other investments in accordance with ASC Topic 825 “Financial Instruments.” As such, all investments are carried at fair value with interest and dividend income and realized and unrealized gains and losses included in net income for the year.
All investment transactions are recorded on a first-in-first-out basis and realized gains and losses on the sale of investments are determined on the basis of amortized cost (or cost). Interest on fixed maturity securities is recorded in net investment income when earned and includes amortization of premium or accretion of discount.
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
The fair value of other investments is generally recorded on the basis of the net asset valuation criteria established by the managers of the investments, normally based upon the governing documents of such investments. In addition, due to a lag in reporting, some of the fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company’s reporting date. In these circumstances, the Company estimates the fair value of these funds by starting with the prior month’s or prior quarter’s fund valuation, adjusting these valuations for capital calls, redemptions or distributions and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, it uses all credible information available. This includes utilizing preliminary estimates reported by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has reported results, or other valuation methods, as necessary. Actual final fund valuations may differ, perhaps materially so, from the Company’s estimates and these differences are recorded in the period they become known as a change in estimate.
Investments in which the Company has significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period.

(f)	Fair value of financial instruments
Fair value is defined as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting the highest and best use valuation concepts. ASC Topic 820 “Fair Value Measurement and Disclosure” provides a framework for measuring fair value by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. The guidance further expands disclosures about such fair value measurements. The guidance applies broadly to most existing accounting pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements. The Company has adopted all authoritative guidance in effect as of the balance sheet date regarding certain market conditions that allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable.

(g)	Derivative instruments
Fair Value Hedges
The Company uses derivative instruments in the form of foreign currency forward exchange contracts to manage foreign currency risk. A foreign currency forward exchange contract involves an obligation to purchase or sell a specified amount of a specified currency at a future date at a price set at the time of the contract. Foreign currency forward exchange contracts will not

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow the Company to establish a rate of exchange for a future point in time. The foreign currency forward exchange contracts are recorded as derivatives at fair value as either assets or liabilities, depending on their rights or obligations, with changes in fair value recorded as a net foreign exchange gain or loss in the Company’s Statements of Income and Comprehensive Income.
To qualify for hedge accounting treatment, the derivative must be highly effective in mitigating the designated changes in fair value of the hedged item. The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The documentation process includes linking derivatives to specific assets or liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in fair value of the hedged items. The Company assesses the effectiveness of its designated hedges on an individual currency basis. If the ratio obtained with this method is within the range of 80% to 125%, the Company considers the hedge effective.
The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the fair value of a hedged item; the derivative is de-designated as a hedging instrument; or the derivative expires or is sold, terminated or exercised. To the extent that the Company discontinues hedge accounting, because, based on management’s assessment, the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried in the Consolidated Balance Sheets at its fair value, with changes in its fair value recognized in current period net income through foreign exchange gains (losses).
Cash Flow Hedges
The Company uses derivative instruments in the form of interest rate swaps to manage the interest rate exposure associated with certain assets and liabilities. These derivatives are recorded at fair value. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income (“AOCI”) and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the Consolidated Statements of Income and Comprehensive Income in which the cash flows of the hedged item are recorded. Any hedge ineffectiveness is recorded immediately in current period earnings.
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in cash flow of the hedged item. The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The documentation process includes linking derivatives to specific assets or liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of the hedged items. The Company assesses the effectiveness of its designated hedges on an individual contract basis. The Company currently applies the long haul method when assessing the hedge’s effectiveness.
The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item; the derivative is de-designated as a hedging instrument; or the derivative expires or is sold, terminated or exercised. When hedge accounting is discontinued because the Company becomes aware that it is not probable that the forecasted transaction will occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were included as part of AOCI are reclassified and recognized immediately in earnings.

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
The Company accounts for its stock plans in accordance with the ASC Topic 718 “Compensation - Stock Compensation.” Accordingly, the Company recognizes the compensation expense for stock option grants, restricted share grants and performance share awards based on the fair value of the award on the date of grant over the requisite service period.

(k)	Warrants
The Company has accounted for certain warrant contracts issued to our sponsoring investors in conjunction with the capitalization of the Company, and which may be settled by the Company using either the physical settlement or net-share settlement methods, in accordance with ASC Topic 815 “Derivatives and Hedging, Contracts in Entity’s Own Equity.” Accordingly, the fair value of these warrants has been recorded in equity as an addition to additional paid-in capital.

(l)	Earnings per share
Basic earnings per common share is calculated in accordance with ASC Topic 260 “Earnings per Share” by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Earnings per diluted common share are based on the weighted average number of common shares and share equivalents excluding any anti-dilutive effects of warrants, options and other awards under stock plans.

(m)	Income taxes and uncertain tax provisions
Deferred tax assets and liabilities are recorded in accordance with ASC Topic 740 “Income Taxes.” Consistent with ASC 740, the Company records deferred income taxes which reflect operating losses and tax credits carried forward and the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.
The Company and its Bermuda domiciled subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has operating subsidiaries in various other jurisdictions around the world, including but not limited to the U.K., U.S., Switzerland, Luxembourg and Canada that are subject to relevant taxes in those jurisdictions.
The Company recognizes the tax benefits of uncertain tax positions only where the position is more likely than not to be sustained upon examination by tax authorities based upon the technical merits of the position. Based on the more-likely-than-not recognition threshold, we must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. The Company classifies all interest and penalties related to uncertain tax positions in income tax expenses.

(n)	Business combinations, goodwill and other intangible assets
The Company accounts for business combinations in accordance with ASC Topic 805 “Business Combinations” and goodwill and other intangible assets that arise from business combinations in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.”
A purchase price paid that is in excess of the fair value of the net assets acquired (“goodwill”) arising from a business combination is recorded as an asset, and is not amortized. Where the fair value of the net assets acquired exceeds the consideration paid (“negative goodwill”), the acquirer will record a gain as a result of the bargain purchase, to be recognized through the Consolidated Statements of Income and Comprehensive Income at the close of the transaction. Other intangible assets with a finite life are amortized over the estimated useful life of the asset, whereas other intangible assets with an indefinite useful life are not amortized.
Goodwill and other intangible assets are assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that it is more likely than not that an impairment exists. Such events or circumstances may include an economic downturn in a geographic market or change in the assessment of future operations. In performing this assessment, the

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. Similarly, the Company may first assess qualitative factors to determine whether it is more likely than not that an other intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The factors assessed in making this determination included the overall insurance industry outlook, business strategy, premium rates, earnings sustainability, market capitalization and the regulatory and political environment.
If goodwill or other intangible assets are impaired, they are written down to their fair value with a corresponding expense reflected in the Consolidated Statements of Income and Comprehensive Income.

(n)	Variable interest entities
The Company determines whether it has relationships with entities defined as VIEs in accordance with ASC Topic 810 “Consolidation.” A VIE is consolidated by the variable interest holder that is determined to be the primary beneficiary.
An entity in which the Company holds a variable interest is a VIE if any of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) as a group, the holders of equity investment at risk lack either the direct or indirect ability through voting rights or similar rights to make decisions about an entity’s activities that most significantly impact the entity’s economic performance or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both and substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.
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

(o)	Noncontrolling interests
The Company accounts for its noncontrolling interests in accordance with ASC Topic 810 “Consolidation.” Redeemable noncontrolling interests are presented as a mezzanine item, between liabilities and shareholders’ equity, in the Company’s Consolidated Balance Sheet and the non-redeemable noncontrolling interests are presented within shareholders’ equity in the Company’s Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity. The net (income) loss attributable to noncontrolling interests is presented separately in the Company’s Consolidated Statements of Income and Comprehensive Income.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

4. Recent accounting pronouncements

(a)	Accounting Standards Adopted in 2016
In June 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-12, “Compensation - Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, an initial public offering or a profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendments in this ASU became effective for the Company on January 1, 2016. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-13, “Consolidation (Topic 810) - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.” The fair value of the financial assets of a collateralized financing entity, as determined under GAAP, may differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. The amendments in this ASU provide an alternative to Topic 820 for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate that difference. The amendments in this ASU became effective for the Company on January 1, 2016. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this ASU became effective for the Company on January 1, 2016. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In May 2015, the FASB issued ASU 2015-09, “Financial Services - Insurance (Topic 944) - Disclosures about Short-Duration Contracts.” The amendments in this ASU enhance annual disclosures relating to reserves for losses and loss expenses by requiring the following: (1) net incurred and paid claims development information by accident year; (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the reserve for losses and loss expenses; (3) for each accident year presented, total IBNR plus expected development on case reserves included in the reserve for losses and loss expenses, accompanied by a description of reserving methodologies and any changes thereto; (4) for each accident year presented, quantitative information about claim frequency (unless impracticable) accompanied by a qualitative description of methodologies used for determining claim frequency information and any changes thereto; and (5) the average annual percentage payout of incurred claims by age for the same number of accident years presented. The amendments in this ASU became effective for the Company on January 1, 2016 and the required annual disclosures have been included in Note 14, “Reserves for Losses and Loss Expenses.”
In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in this ASU simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments in this ASU became effective for the Company on January 1, 2016. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

(b)	Recently Issued Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March and April 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.” The amendments in these ASUs clarify the implementation guidance within ASU 2014-09 on principal versus agent considerations and the aspects of identifying performance

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

obligations, respectively, while retaining the related principals in those areas. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients.” The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments provide clarifying guidance in a few narrow areas and add practical expedients to reduce the potential for diversity in practice as well as the cost and complexity of applying the guidance. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606 - Revenue from Contracts with Customers.” The amendments in this ASU affect narrow aspects of the guidance issued in ASU 2014-09. The original effective date for the amendments in ASU 2014-09 was for annual reporting periods beginning after December 15, 2016; however, in August 2015, the FASB delayed the effective date by one year through the issuance of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” As such, the new effective date is for interim and annual reporting periods beginning after December 15, 2017. Entities may adopt the standard as of the original effective date; however, earlier adoption is not permitted.
The Company has evaluated this guidance and determined it will likely impact the timing of when performance fees are recognized by AlphaCat Managers Ltd. (“AlphaCat Managers”). Currently, performance fees are recognized by AlphaCat Managers monthly, on a seasonal basis, in line with the underlying insurance contracts of the ILS it manages. However, upon adoption, performance fees will only be recognized when it’s probable that a significant reversal of the amount of cumulative revenue recognized will not occur. While performance fees are variable and dependent on the results of the AlphaCat sidecars and higher risk ILS funds, the impact on the results of the Company would not be material. The Company plans to adopt this guidance on January 1, 2018.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and measurement of financial assets and financial liabilities.” The amendments in this ASU address certain aspects of recognition, measurement and disclosure of financial instruments and are effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company has evaluated the impact of this guidance and it will not have a material impact on the Company’s Consolidated Financial Statements. The Company plans to adopt this guidance on January 1, 2018.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this ASU increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring the disclosure of key information about leasing arrangements. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, the Company expects to report higher assets and liabilities as a result of recognizing lease assets and liabilities on the Consolidated Balance Sheet. The Company does not expect the new guidance to have a significant impact on the Consolidated Financial Statements. The Company plans to adopt this guidance on January 1, 2019.
In March 2016, the FASB issued ASU 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting.” The amendments in this ASU eliminate the requirement to retroactively adopt the equity method of accounting when an investment becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has evaluated the impact of this guidance and it will not have a material impact on the Company’s Consolidated Financial Statements. The Company plans to adopt this guidance on January 1, 2017.
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has evaluated the impact of this guidance and it will not have a material impact on the Company’s Consolidated Financial Statements. The Company plans to adopt this guidance on January 1, 2017.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. This ASU also impacts the assessment of the recoverability of the Company’s reinsurance balances recoverable. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better as rated by Standard & Poor’s or the equivalent with other rating agencies. As at December 31, 2016, 99.1% of the Company’s total reinsurance balances recoverable were either fully collateralized or recoverable from reinsurers rated A- or better. As a result, the Company does not expect the new guidance to have a material impact on the Company’s Consolidated Financial Statements. The Company plans to adopt this guidance on January 1, 2020.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” This ASU is directed at reducing diversity in practice and addresses eight specific issues in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company has evaluated the impact of this guidance and it will not have a material impact on the Company’s Consolidated Financial Statements. The Company plans to adopt this guidance on January 1, 2018.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory.” This ASU aims to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The ASU states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The ASU does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The ASU is effective for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The Company has evaluated the impact of this guidance and determined that it will not have a material impact on the Company’s Consolidated Financial Statements. The Company plans to adopt this guidance on January 1, 2018.
In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810) - Interests Held Through Related Parties That Are Under Common Control.” The amendments in this ASU do not change the characteristics of a primary beneficiary in current U.S. GAAP. Rather, the ASU requires that a reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Entities that already have adopted ASU 2015-02 are required to apply the amendments in this ASU retrospectively to all relevant prior periods beginning with the fiscal year in which ASU 2015-02 initially were applied. The Company has evaluated the impact of this guidance and it will not have a material impact on the Company’s Consolidated Financial Statements.The Company plans to adopt this guidance on January 1, 2017.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” This ASU is directed at reducing diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The ASU is effective for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company has evaluated the impact of this guidance and determined that it will not have a material impact on the Company’s Consolidated Financial Statements. The Company plans to adopt this guidance on January 1, 2018.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in this ASU should be

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

applied prospectively on or after the effective date. No disclosures are required at transition and early application is allowed in certain situations. The Company has evaluated the impact of this guidance and determined that it will not have a material impact on the Company’s Consolidated Financial Statements. The Company plans to adopt this ASU on January 1, 2018.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350).” The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this ASU, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company completed its qualitative assessments for impairment of both goodwill and other intangible assets and concluded that there had been no impairment as at December 31, 2016. The Company has evaluated the impact of this guidance and determined that it will not have a material impact on the Company’s Consolidated Financial Statements. The Company plans to adopt this ASU on January 1, 2020.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

5. Business combination
Western World Insurance Group, Inc.
On October 2, 2014, Validus Specialty, Inc., a wholly owned subsidiary of the Company, acquired all of the issued and outstanding capital stock of Western World for an aggregate purchase price of $692,305 in cash. The Western World acquisition was undertaken to enhance the Company’s access to the specialty U.S. commercial insurance market. Additional factors that added to the value of Western World included its State Licenses, Brand Name, Distribution Network and Technology. These factors resulted in a market value greater than the value of net tangible and intangible assets which resulted in the recognition of goodwill. This goodwill is reflective of the strategic benefits that a U.S. based insurer can provide to the Company.
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
The fair value of net assets acquired, including pro forma U.S. GAAP adjustments, are summarized as follows:

Total purchase price		$692,305
Assets acquired
Cash and cash equivalents	$48,760
Investments	1,126,185
Receivables	37,848
Other assets	19,418
Tangible assets acquired		1,232,211
Intangible asset - State licenses	$12,325
Intangible asset - Brand name	5,756
Intangible asset - Distribution network	4,651
Intangible asset - Technology	2,323
Intangible assets acquired		$25,055
Liabilities acquired
Net loss reserves and paid losses recoverable	$523,315
Unearned premiums, net of expenses	135,686
Other liabilities	81,464
Liabilities acquired		740,465
Excess purchase price (goodwill) as at December 31, 2014		$175,504
Measurement period adjustments (a)		861
Excess purchase price (goodwill) as at December 31, 2015		$176,365

(a)	During the year ended December 31, 2015, measurement period adjustments of $861 were made to certain other assets, net of taxes.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Supplemental Pro Forma Information
Operating results of Western World have been included in the Consolidated Financial Statements from the October 2, 2014 acquisition date. The following selected unaudited pro forma financial information has been provided to present a summary of the combined results of the Company and Western World, assuming the transaction had been effected on January 1, 2014.
The unaudited pro forma data is for informational purposes only and does not necessarily represent results that would have occurred if the transaction had taken place on the basis assumed above.

Year Ended December 31,
2014
(Dollars in thousands)	Unaudited
Net premiums earned	$2,216,349
Net operating income	$481,179
Net income	$448,071
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

6. Goodwill and other intangible assets
The following table presents a reconciliation of the beginning and ending goodwill and other intangible assets for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016
	Goodwill			Other Intangible Assets
	Talbot	Western World	Total	With a Finite Life	With an Indefinite Life	Total
Balance, beginning of year	$20,393	$176,365	$196,758	$17,090	$104,168	$121,258
Amortization	—	—	—	(5,666)	—	(5,666)
Balance, end of year	$20,393	$176,365	$196,758	$11,424	$104,168	$115,592

	Year Ended December 31, 2015
	Goodwill			Other Intangible Assets
	Talbot	Western World	Total	With a Finite Life	With an Indefinite Life	Total
Balance, beginning of year	$20,393	$175,504	$195,897	$22,756	$104,168	$126,924
Amortization	—	—	—	(5,666)	—	(5,666)
Measurement period adjustments	—	861	861	—	—	—
Balance, end of year	$20,393	$176,365	$196,758	$17,090	$104,168	$121,258

Goodwill relates to the Company’s 2007 acquisition of Talbot and 2014 acquisition of Western World. As at December 31, 2016 and 2015, the total amount of carried goodwill was $196,758. During the year ended December 31, 2015, measurement period adjustments of $861 were made to certain other assets, net of taxes, for Western World.

Other intangible assets with a finite life includes the distribution network, technology, trade name and customer relationships related to the Company’s acquisitions of Talbot and Western World. These assets are amortized on a straight-line basis over a period ranging from 5 to 10 years. Amortization expense associated with these assets for the years ended December 31, 2016, 2015 and 2014 was $5,666, $5,666 and $4,538, respectively.

Other intangible assets with an indefinite life consist of U.S. state licenses that provide a legal right to transact business indefinitely which were acquired with the Company’s acquisition of Western World, along with Lloyd’s Syndicate capacity related to the Company’s acquisition of Talbot.

The Company completed its qualitative assessments for impairment of both goodwill and other intangible assets and concluded that there had been no impairment as at December 31, 2016 and 2015.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The gross carrying value, accumulated amortization and net carrying value of other intangible assets by type as at December 31, 2016 and 2015 were as follows:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets with a finite life
Trade name and customer relationships	$18,189	$(13,406)	$4,783	$18,189	$(12,187)	$6,002
Distribution network	39,831	(34,468)	5,363	39,831	(30,485)	9,346
Technology	2,323	(1,045)	1,278	2,323	(581)	1,742
Total	$60,343	$(48,919)	$11,424	$60,343	$(43,253)	$17,090

Other intangible assets with an indefinite life
Syndicate capacity	$91,843	n/a	$91,843	$91,843	n/a	$91,843
State licenses	12,325	n/a	12,325	12,325	n/a	12,325
Total	$104,168		$104,168	$104,168		$104,168

The estimated remaining amortization expense for the Company’s other intangible assets with a finite life is as follows:

Total Remaining Amortization Expense
2017	$3,585
2018	1,505
2019	1,389
2020	1,041
2021	1,041
2022 and thereafter	2,863
$11,424

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

7. Investments
Managed investments represent assets governed by the Company’s investment policy statement (“IPS”) whereas, non-managed investments represent assets held in support of consolidated AlphaCat VIEs which are not governed by the Company’s IPS. Refer to Note 9, “Variable interest entities,” for further details.
The amortized cost (or cost) and fair value of the Company’s investments as at December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
Managed investments
U.S. government and government agency	$809,392	$804,126	$940,428	$937,202
Non-U.S. government and government agency	245,651	240,791	241,549	237,968
U.S. states, municipalities and political subdivisions	271,742	271,830	299,929	301,289
Agency residential mortgage-backed securities	684,490	679,595	606,676	610,582
Non-agency residential mortgage-backed securities	15,858	15,477	27,025	26,920
U.S. corporate	1,540,036	1,534,508	1,503,614	1,489,951
Non-U.S. corporate	418,520	410,227	453,178	446,570
Bank loans	579,121	570,399	592,981	576,211
Asset-backed securities	528,563	526,814	440,363	437,124
Commercial mortgage-backed securities	333,740	330,932	263,310	260,135
Total fixed maturities	5,427,113	5,384,699	5,369,053	5,323,952
Short-term investments	228,574	228,386	237,349	237,369
Other investments
Fund of hedge funds	1,457	955	1,457	1,417
Hedge funds	11,292	17,381	14,018	20,980
Private equity investments	72,814	89,809	53,489	63,771
Fixed income investment funds	241,536	242,093	188,121	188,721
Overseas deposits	50,106	50,106	54,484	54,484
Mutual funds	2,925	5,368	4,394	7,483
Total other investments	380,130	405,712	315,963	336,856
Investments in investment affiliates (a)	84,840	100,431	69,794	87,673
Total managed investments	$6,120,657	$6,119,228	$5,992,159	$5,985,850
Non-managed investments
Catastrophe bonds	$157,486	$158,331	$187,847	$186,379
Short-term investments	2,567,784	2,567,784	1,704,266	1,704,266
Total non-managed investments	2,725,270	2,726,115	1,892,113	1,890,645
Total investments	$8,845,927	$8,845,343	$7,884,272	$7,876,495

(a)	The Company’s investments in investment affiliates have been treated as equity method investments with the corresponding gains and losses recorded in income as “Income (loss) from investment affiliates.”

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(a)	Fixed maturity investments
The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturity investments as at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Fair Value	% of Total	Fair Value	% of Total
Managed fixed maturities
AAA	$2,405,597	43.4%	$2,367,642	43.0%
AA	538,289	9.7%	569,386	10.3%
A	1,081,949	19.5%	1,031,326	18.7%
BBB	740,861	13.4%	691,538	12.6%
Total investment grade managed fixed maturities	4,766,696	86.0%	4,659,892	84.6%

BB	213,568	3.9%	235,724	4.3%
B	177,737	3.2%	179,069	3.2%
CCC	13,371	0.2%	5,706	0.1%
CC	—	0.0%	1,015	0.0%
NR	213,327	3.8%	242,546	4.4%
Total non-investment grade managed fixed maturities	618,003	11.1%	664,060	12.0%
Total managed fixed maturities	$5,384,699	97.1%	$5,323,952	96.6%

Non-managed fixed maturities
BBB	$—	0.0%	$1,911	0.0%
Total investment grade non-managed catastrophe bonds	—	0.0%	1,911	0.0%

BB	29,731	0.6%	70,962	1.3%
B	4,524	0.1%	30,698	0.6%
NR	124,076	2.2%	82,808	1.5%
Total non-investment grade non-managed catastrophe bonds	158,331	2.9%	184,468	3.4%
Total non-managed fixed maturities	158,331	2.9%	186,379	3.4%
Total fixed maturities	$5,543,030	100.0%	$5,510,331	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost and estimated fair value amounts for the Company’s fixed maturity investments held at December 31, 2016 and 2015 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Managed fixed maturities
Due in one year or less	$350,733	$346,161	$367,132	$366,019
Due after one year through five years	2,954,856	2,933,146	2,965,920	2,936,053
Due after five years through ten years	430,365	426,647	548,183	539,083
Due after ten years	128,508	125,927	150,444	148,036
	3,864,462	3,831,881	4,031,679	3,989,191
Asset-backed and mortgage-backed securities	1,562,651	1,552,818	1,337,374	1,334,761
Total managed fixed maturities	$5,427,113	$5,384,699	$5,369,053	$5,323,952

Non-managed catastrophe bonds
Due in one year or less	$43,664	$45,418	$7,504	$7,544
Due after one year through five years	112,572	111,656	165,093	163,575
Due after five years through ten years	1,250	1,257	15,250	15,260
Due after ten years	—	—	—	—
Total non-managed fixed maturities	157,486	158,331	187,847	186,379
Total fixed maturities	$5,584,599	$5,543,030	$5,556,900	$5,510,331

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Other investments
The following tables set forth certain information regarding the Company’s other investments as at December 31, 2016 and 2015:

	December 31, 2016
	Fair Value	Investments with redemption restrictions	Investments without redemption restrictions	Redemption frequency (a)	Redemption notice period (a)
Fund of hedge funds	$955	$955	$—
Hedge funds	17,381	17,381	—
Private equity investments	89,809	89,809	—
Fixed income investment funds	242,093	211,151	30,942	Daily	2 days
Overseas deposits	50,106	50,106	—
Mutual funds	5,368	—	5,368	Daily	Daily
Total other investments	$405,712	$369,402	$36,310

	December 31, 2015
	Fair Value	Investments with redemption restrictions	Investments without redemption restrictions	Redemption frequency (a)	Redemption notice period (a)
Fund of hedge funds	$1,417	$1,417	$—
Hedge funds	20,980	20,980	—
Private equity investments	63,771	63,771	—
Fixed income investment funds	188,721	167,910	20,811	Daily	2 days
Overseas deposits	54,484	54,484	—
Mutual funds	7,483	—	7,483	Daily	Daily
Total other investments	$336,856	$308,562	$28,294
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
Certain securities included in other investments are subject to redemption restrictions and are unable to be redeemed from the funds. Distributions from these funds will be received as the underlying investments of the funds are liquidated. Currently, it is not known to the Company when these underlying assets will be sold by their investment managers; however, it is estimated that the majority of the underlying assets of the investments would liquidate over five to ten years from inception of the funds. In addition, one of the fixed income investment funds with a fair value of $184,749 (December 31, 2015: $167,910), has a lock-up period of three years as at December 31, 2016 and may also impose a redemption gate. A lock-up period refers to the initial amount of time an investor is contractually required to remain invested before having the ability to redeem. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Furthermore, the underlying investments held in the overseas deposit funds are liquid and will generally trade freely in an open market. However, the Company’s ability to withdraw from the overseas deposit funds is restricted by an annual and quarterly, funding and release process for Lloyd’s market participants.
The Company’s maximum exposure to any of these alternative investments is limited to the invested amounts and any remaining capital commitments. Refer to Note 23, “Commitments and contingencies,” for further details. As at December 31, 2016, the Company does not have any plans to sell any of the other investments listed above.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Investments in investment affiliates
Aquiline Financial Services Fund II L.P.
On December 20, 2011, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with Aquiline Capital Partners LLC, a Delaware limited liability company (the “Assignor”) and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the “Aquiline II General Partner”) pursuant to which the Company has assumed 100% of the Assignor’s interest in Aquiline Financial Services Fund II L.P. (the “Aquiline II Partnership”) representing a total capital commitment of $50,000 (the “Aquiline II Commitment”), as a limited partner in the Partnership (the “Transferred Interest”). The Transferred Interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement of the Fund.
On October 2, 2014, the Company assumed an additional investment in the Aquiline II Partnership as part of the Western World acquisition representing a total capital commitment of $10,000. This interest is also governed by the terms of the Aquiline II Limited Partnership Agreement.
The Aquiline II Partnership is a VIE and the Company is not the primary beneficiary. Therefore, the Company’s investment in the Aquiline II Partnership has been treated as an equity method investment. The Aquiline II Partnership provides a quarterly capital account statement, with a three month delay in its valuation, which was used as the basis for calculating the Company’s share of partnership income for the period.
In accordance with the terms of the Agreement, no limited partner has the right to withdraw from the Aquiline II Partnership or to withdraw any part of its capital account without prior consent from the Aquiline II General Partner. The Company’s maximum exposure to the Aquiline II Partnership is limited to the amount invested and any remaining capital commitment. Refer to Note 23, “Commitments and contingencies,” for further details.
Aquiline Financial Services Fund III L.P.
On November 7, 2014, the Company, entered into a Subscription Agreement (the “Subscription Agreement”) with Aquiline Capital Partners III GP (Offshore) Ltd., a Cayman Islands company limited by shares (the “Aquiline III General Partner”) pursuant to which the Company committed and agreed to purchase limited partnership or other comparable limited liability equity interests (the “Limited Partnership Interests”) in Aquiline Financial Services Fund III L.P., a Cayman Islands exempted limited partnership (the “Aquiline III Partnership”), and/or one or more Alternative Investment Vehicles and Intermediate Entities (together with the Aquiline III Partnership, the “Fund” or the “Entities”) with a capital commitment (the “Aquiline III Commitment”) in an amount equal to $100,000, as a limited partner in the Aquiline III Partnership. The Limited Partnership Interests are governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement.
The Aquiline III Partnership is a VIE and the Company is not the primary beneficiary. Therefore, the Company’s investment in the Aquiline III Partnership has been treated as an equity method investment. The Aquiline III Partnership provides a quarterly capital account statement, with a three month delay in its valuation, which was used as the basis for calculating the Company’s share of partnership income for the period.
In accordance with the terms of the Agreement, no limited partner has the right to withdraw from the Aquiline III Partnership or to withdraw any part of its capital account without prior consent from the Aquiline III General Partner. The Company’s maximum exposure to the Aquiline III Partnership is limited to the amount invested and any remaining capital commitment. Refer to Note 23, “Commitments and contingencies,” for further details.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents a reconciliation of the Company’s beginning and ending investments in investment affiliates for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Investment affiliates, beginning of year	$87,673	$63,506
Net capital contributions	14,841	19,886
(Loss) income from investment affiliate	(2,083)	4,281
Investment affiliates, end of year	$100,431	$87,673
The following table presents the Company’s investments in the partnerships as at December 31, 2016 and 2015:

	December 31, 2016
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline II Partnership	$46,871	—%	8.1%	$61,999
Aquiline III Partnership	37,969	—%	9.0%	38,432
Total	$84,840			$100,431

	December 31, 2015
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline II Partnership	$55,904	—%	8.1%	$73,880
Aquiline III Partnership	13,890	—%	13.7%	13,793
Total	$69,794			$87,673

(d)	Net investment income
Net investment income was derived from the following sources:

	Years Ended December 31,
	2016	2015	2014
Managed investments
Fixed maturities and short-term investments	$119,085	$113,627	$93,044
Other investments	27,860	13,307	5,111
Cash and cash equivalents and restricted cash	2,939	1,911	5,106
Securities lending income	55	16	11
Total gross investment income	149,939	128,861	103,272
Investment expenses	(8,221)	(7,695)	(7,472)
Total managed net investment income	$141,718	$121,166	$95,800
Non managed investments
Fixed maturities and short-term investments	$6,931	$6,528	$4,204
Cash and cash equivalents and restricted cash	1,736	130	82
Total non-managed net investment income	8,667	6,658	4,286
Total net investment income	$150,385	$127,824	$100,086
Net investment income from other investments includes distributed and undistributed net income from certain fixed income investment funds.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(e)	Net realized gains and change in net unrealized gains (losses) on investments
The following table sets forth an analysis of net realized gains and the change in net unrealized gains (losses) on investments:

	Years Ended December 31,
	2016	2015	2014
Managed fixed maturities, short-term and other investments
Gross realized gains	$22,491	$15,678	$20,201
Gross realized (losses)	(7,811)	(13,980)	(8,041)
Net realized gains on investments	14,680	1,698	12,160
Change in net unrealized gains (losses) on investments	14,106	(32,007)	(1,030)
Total net realized and change in net unrealized gains (losses) on managed investments	$28,786	$(30,309)	$11,130
Non-managed fixed maturities, short-term and other investments
Gross realized gains	$1,086	$611	$2,757
Gross realized (losses)	(9)	(11)	—
Net realized gains on investments	1,077	600	2,757
Change in net unrealized gains (losses) on investments	2,765	(388)	(1,812)
Total net realized and change in net unrealized gains on non-managed investments	3,842	212	945
Total net realized and change in net unrealized gains (losses) on total investments	$32,628	$(30,097)	$12,075

(f)	Pledged investments and cash
As at December 31, 2016, the Company had $5,173,966 (December 31, 2015: $4,056,788) of cash and cash equivalents, restricted cash, short-term investments and fixed maturity investments that were pledged during the normal course of business. Of those, $5,068,092 were held in trust (December 31, 2015: $4,007,215). Pledged assets are generally for the benefit of the Company’s cedants and policyholders, to support AlphaCat’s fully collateralized reinsurance transactions and to facilitate the accreditation of Validus Reinsurance, Ltd., Validus Reinsurance (Switzerland) Ltd. (“Validus Re Swiss”) and Talbot as an alien insurer/reinsurer by certain regulators.
In addition, the Company has pledged cash and investments as collateral under the Company’s credit facilities in the amount of $442,184 (December 31, 2015: $826,535). For further details on the credit facilities, refer to Note 20 “Debt and financing arrangements.”
During 2014, Validus Reinsurance, Ltd. established a Multi-Beneficiary Reinsurance Trust (“MBRT”) to collateralize its (re)insurance liabilities associated with and for the benefit of U.S. domiciled cedants who, as a result, will receive automatic credit in their regulatory filings for the reinsurance provided prospectively by the Company. As of December 31, 2016, Validus Reinsurance, Ltd. was approved as a trusteed reinsurer in 48 states as well as Puerto Rico and the District of Columbia. In addition, Validus Re Swiss established a MBRT in December 2015 and was approved as a trusteed reinsurer in 44 states as well as Puerto Rico and the District of Columbia as at December 31, 2016.

(g)	Securities lending
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
Level 3 - Fair values are measured based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect the Company’s own judgments about assumptions where there is little, if any, market activity for that asset or liability that market participants might use.
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
During 2015, the Company early adopted and implemented ASU 2015-07, “Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” As such, the investments measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

At December 31, 2016, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Fair value based on NAV practical expedient	Total
Managed investments
U.S. government and government agency	$—	$804,126	$—	$—	$804,126
Non-U.S. government and government agency	—	240,791	—	—	240,791
U.S. states, municipalities and political subdivisions	—	271,830	—	—	271,830
Agency residential mortgage-backed securities	—	679,595	—	—	679,595
Non-agency residential mortgage-backed securities	—	15,477	—	—	15,477
U.S. corporate	—	1,534,508	—	—	1,534,508
Non-U.S. corporate	—	410,227	—	—	410,227
Bank loans	—	323,903	246,496	—	570,399
Asset-backed securities	—	502,883	23,931	—	526,814
Commercial mortgage-backed securities	—	330,932	—	—	330,932
Total fixed maturities	—	5,114,272	270,427	—	5,384,699
Short-term investments	209,651	18,735	—	—	228,386
Other investments
Fund of hedge funds	—	—	—	955	955
Hedge funds	—	—	—	17,381	17,381
Private equity investments	—	—	—	89,809	89,809
Fixed income investment funds	—	30,941	12,168	198,984	242,093
Overseas deposits	—	—	—	50,106	50,106
Mutual funds	—	5,368	—	—	5,368
Total other investments	—	36,309	12,168	357,235	405,712
Investments in investment affiliates (a)	—	—	—	—	100,431
Total managed investments	$209,651	$5,169,316	$282,595	$357,235	$6,119,228
Non-managed investments
Catastrophe bonds	$—	$109,956	$48,375	$—	$158,331
Short-term investments	2,567,784	—	—	—	2,567,784
Total non-managed investments	2,567,784	109,956	48,375	—	2,726,115
Total investments	$2,777,435	$5,279,272	$330,970	$357,235	$8,845,343

(a)	In accordance with ASC Topic 825 “Financial Instruments,” the Company’s investments in investment affiliates have not been classified in the fair value hierarchy.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

At December 31, 2015, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Fair value based on NAV practical expedient	Total
Managed investments
U.S. government and government agency	$—	$937,202	$—	$—	$937,202
Non-U.S. government and government agency	—	237,968	—	—	237,968
U.S. states, municipalities and political subdivisions	—	301,289	—	—	301,289
Agency residential mortgage-backed securities	—	610,582	—	—	610,582
Non-agency residential mortgage-backed securities	—	26,920	—	—	26,920
U.S. corporate	—	1,489,951	—	—	1,489,951
Non-U.S. corporate	—	446,570	—	—	446,570
Bank loans	—	343,874	232,337	—	576,211
Asset-backed securities	—	437,124	—	—	437,124
Commercial mortgage-backed securities	—	260,135	—	—	260,135
Total fixed maturities	—	5,091,615	232,337	—	5,323,952
Short-term investments	222,678	14,691	—	—	237,369
Other investments
Fund of hedge funds	—	—	—	1,417	1,417
Hedge funds	—	—	—	20,980	20,980
Private equity investments	—	—	—	63,771	63,771
Fixed income investment funds	—	20,811	—	167,910	188,721
Overseas deposits	—	—	—	54,484	54,484
Mutual funds	—	7,483	—	—	7,483
Total other investments	—	28,294	—	308,562	336,856
Investments in investment affiliates (a)	—	—	—	—	87,673
Total managed investments	$222,678	$5,134,600	$232,337	$308,562	$5,985,850
Non-managed investments
Catastrophe bonds	$—	$172,879	$13,500	$—	$186,379
Short-term investments	1,704,266	—	—	—	1,704,266
Total non-managed investments	1,704,266	172,879	13,500	—	1,890,645
Total investments	$1,926,944	$5,307,479	$245,837	$308,562	$7,876,495

(a)	In accordance with ASC Topic 825 “Financial Instruments,” the Company’s investments in investment affiliates have not been classified in the fair value hierarchy.
At December 31, 2016, managed Level 3 investments totaled $282,595 (December 31, 2015: $232,337), representing 4.6% (December 31, 2015: 3.9%) of total managed investments.

(b)	Valuation techniques
There have been no material changes in the Company’s valuation techniques during the period, or periods, represented by these Consolidated Financial Statements. The following methods and assumptions were used in estimating the fair value of each class of financial instrument recorded in the Consolidated Balance Sheets.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Fixed maturity investments
In general, valuation of the Company’s fixed maturity investment portfolio is provided by pricing services, such as index providers and pricing vendors, as well as broker quotations. The pricing vendors provide valuations for a high volume of liquid securities that are actively traded. For securities that do not trade on an exchange, the pricing services generally utilize market data and other observable inputs in matrix pricing models to determine month end prices. Prices are generally verified using third party data. Securities which are priced by an index provider are generally included in the index.
In general, broker-dealers value securities through their trading desks based on observable inputs. The methodologies include mapping securities based on trade data, bids or offers, observed spreads, and performance on newly issued securities. Broker-dealers also determine valuations by observing secondary trading of similar securities. Prices obtained from broker quotations are considered non-binding, however they are based on observable inputs and by observing secondary trading of similar securities obtained from active, non-distressed markets. The Company considers these Level 2 inputs as they are corroborated with other market observable inputs. The techniques generally used to determine the fair value of the Company’s fixed maturity investments are detailed below by asset class.
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
U.S. states, municipalities and political subdivisions
The Company’s U.S. states, municipalities and political subdivisions portfolio contains debt securities issued by U.S. domiciled state and municipal entities. These securities are generally priced by independent pricing services using the techniques described for U.S. government and government agency securities described above. As the significant inputs used to price these securities are observable, the fair value of these investments are classified as Level 2.
Agency residential mortgage-backed securities
The Company’s agency residential mortgage-backed investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes. As the significant inputs used to price these securities are observable, the fair value of these investments are classified as Level 2.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Non-agency residential mortgage-backed securities
The Company’s non-agency mortgage-backed investments include non-agency prime residential mortgage-backed fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable. As the significant inputs used to price these securities are observable, the fair value of these investments are classified as Level 2.
U.S. corporate
Corporate debt securities consist primarily of investment-grade debt of a wide variety of U.S. corporate issuers and industries. The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate. As the significant inputs used to price these securities are observable, the fair value of these investments are classified as Level 2.
Non-U.S. corporate
Non-U.S. corporate debt securities consist primarily of investment-grade debt of a wide variety of non-U.S. corporate issuers and industries. The Company’s non-U.S. corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. As the significant inputs used to price these securities are observable, the fair value of these investments are classified as Level 2.
Bank loans
The Company’s bank loan investments consist primarily of below-investment-grade debt of a wide variety of corporate issuers and industries. The Company’s bank loans are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. As the significant inputs used to price these securities are observable, the fair value of these investments are classified as Level 2.
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
Where pricing is unavailable from pricing services, we value the positions using alternative methods such as a discounted cash flow methodology. This is generally the case when there is a low volume of trading activity and/or current transactions are not orderly.  Such discounted cash flow models for which significant observable inputs are unable to be corroborated with market observable information are classified as Level 3.
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
Catastrophe bonds
Catastrophe bonds are priced based on broker or underwriter bid indications. As the significant inputs used to price these securities are observable, the fair value of these investments are classified as Level 2. Where the significant inputs used to price these securities are unobservable, the fair value of these investments are classified as Level 3.
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
Other investments
Fund of hedge funds
The fund of hedge funds includes a side pocket. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund’s administrator provides a monthly reported NAV with a three month delay in its valuation. The fund manager has provided an estimate of the fund NAV at year end based on the estimated performance provided from the underlying funds. To determine the reasonableness of the estimated NAV, the Company compares the fund administrator’s NAV to the fund manager’s estimated NAV that incorporates relevant valuation sources on a timely basis. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. The fair value of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy.
Hedge funds
The hedge fund investment was assumed by the Company in its acquisition of Flagstone Reinsurance Holdings, S.A. (“Flagstone”) (the “Flagstone hedge fund”). The Flagstone hedge fund’s administrator provides quarterly NAVs with a three month

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

delay in valuation. The fair value of this investment is measured using the NAV practical expedient and therefore has not been categorized within the fair value hierarchy.
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
Fixed income investment funds
The Company’s investment funds classified as Level 2 consist of a pooled investment fund. The pooled investment is invested in fixed income securities with high credit ratings and is only open to Lloyd’s Trust Fund participants. The fair value of units in the investment fund is based on the NAV of the fund and is traded on a daily basis.
Included in investment funds is a residual equity tranche of a structured credit fund valued using a dynamic yield that calculates an income accrual based on an underlying valuation model with a typical cash flow waterfall structure.  Significant unobservable inputs used to price this fund include default rates and prepayment rates; therefore, the fair value of the investment fund is classified as Level 3.
The fair value of the Company’s remaining investment funds is based on the NAV of the fund as reported by the independent fund administrator. The fund’s administrators provide a monthly reported NAV with a one or three month delay in their valuation. The fair value of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy.
Overseas deposits
The Company’s share of a portfolio of Lloyd’s overseas deposits are managed centrally by Lloyd’s and invested according to local regulatory requirements. The composition of the portfolio varies and the deposits are made across the market. The fair value of the deposits is based on the portfolio level reporting that is provided by Lloyd’s. The fair value of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy.
Mutual funds
Mutual funds consist of an investment fund which invests in various quoted investments. The fair value of units in the mutual fund is based on the NAV of the fund as reported by the fund manager. The mutual fund has daily liquidity which allows us to redeem our holdings at the applicable NAV in the near term. As such, the Company has classified this investment as Level 2.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Level 3 investments
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016
	Bank Loans	Catastrophe Bonds	Fixed Income Investment Funds	Asset Backed Securities	Total
Level 3 investments, beginning of year	$232,337	$13,500	$—	$—	$245,837
Purchases	87,345	33,272	12,168	23,896	156,681
Sales	(2,389)	—	—	—	(2,389)
Settlements	(69,496)	(125)	—	—	(69,621)
Change in net unrealized (losses) gains	(1,301)	1,728	—	35	462
Level 3 investments, end of year	$246,496	$48,375	$12,168	$23,931	$330,970

	Year Ended December 31, 2015
	Bank Loans	Catastrophe Bonds	Total
Level 3 investments, beginning of year	$32,748	$17,500	$50,248
Purchases	230,070	—	230,070
Sales	(1,036)	(3,989)	(5,025)
Settlements	(27,429)	—	(27,429)
Net realized losses	—	(11)	(11)
Change in net unrealized losses	(2,016)	—	(2,016)
Level 3 investments, end of year	$232,337	$13,500	$245,837
There were no transfers into or out of Level 3 during the years ended December 31, 2016 or 2015.

(d)	Financial instruments not carried at fair value
ASC Topic 825 “Financial Instruments” is also applicable to disclosures of financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts and investments in affiliates. The carrying values of cash and cash equivalents, restricted cash, accrued investment income, other assets, net payable for investments purchased and accounts payable and accrued expenses approximated their fair values at December 31, 2016, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

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
AlphaCat sidecars
Beginning on May 25, 2011, the Company joined with other investors in capitalizing a series of sidecars for the purpose of investing in collateralized reinsurance and retrocessional contracts. Certain of these sidecars deployed their capital through transactions entered into by AlphaCat Reinsurance Ltd. (“AlphaCat Re”). Each of these entities return capital once the risk period expires and all losses have been paid out. The AlphaCat sidecars are VIEs and are consolidated by the Company as the primary beneficiary. The Company’s maximum exposure to any of the sidecars is the amount of capital invested at any given time.
AlphaCat ILS funds
The AlphaCat ILS funds received third party subscriptions beginning on December 17, 2012. The Company and third party investors invest in the AlphaCat ILS funds for the purpose of investing in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. The AlphaCat ILS funds have varying risk profiles and are categorized by the expected loss of the fund. Expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit. Lower risk ILS funds are defined as having a maximum permitted portfolio expected loss of less than 7%, whereas higher risk ILS funds have a maximum permitted portfolio expected loss of greater than 7%. The AlphaCat ILS funds primarily deploy their capital through transactions entered into by AlphaCat Re and AlphaCat Master Fund Ltd. (“AlphaCat Master Fund”). The AlphaCat ILS funds are VIEs and are consolidated by the Company as the primary beneficiary. The Company’s maximum exposure to any of the funds is the amount of capital invested at any given time and any remaining capital commitments. Refer to Note 23, “Commitments and contingencies,” for further details.
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
As both the master and feeder funds are consolidated by the Company, any notes issued by the master funds to the feeder funds are eliminated on consolidation and only variable funding notes issued by AlphaCat Re to direct third party investors remain on the Consolidated Balance Sheets as notes payable to AlphaCat investors with the related income or loss included in the Consolidated Statements of Income and Comprehensive Income as (income) attributable to AlphaCat investors. To the extent that the (income) loss has not been returned to the investors, it is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
During 2016, one of the AlphaCat ILS funds (“the Fund”) issued both common shares and structured notes to the Company and other third party investors in order to capitalize the fund. The Fund deploys its capital through AlphaCat Re; therefore, the structured notes do not have a stated maturity date or principal amount since repayment is dependent on the settlement and income

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

or loss of the variable funding notes with AlphaCat Re. The structured notes rank senior to the common shares and earn an interest rate of 8.0% per annum, payable on a cumulative basis in arrears.
As the Fund is consolidated by the Company, the structured notes issued to the Company are eliminated on consolidation and only the structured notes issued to third party investors remain on the Consolidated Balance Sheets as notes payable to AlphaCat investors with any related interest included in the Consolidated Statements of Income and Comprehensive Income as (income) loss attributable to AlphaCat investors. To the extent that the accrued interest on the structured notes has not been returned to the investors, it is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
The following tables present a reconciliation of the beginning and ending notes payable to AlphaCat investors as at December 31, 2016 and 2015:

	Year Ended December 31, 2016
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of year	$75,493	$—	$75,493
Issuance of notes payable to AlphaCat investors	311,711	94,326	406,037
Redemption of notes payable to AlphaCat investors	(109,712)	(94,326)	(204,038)
Foreign exchange gains	710	—	710
Notes payable to AlphaCat investors, end of year	$278,202	$—	$278,202

	Year Ended December 31, 2015
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of year	$—	$—	$—
Issuance of notes payable to AlphaCat investors	75,770	—	75,770
Foreign exchange losses	(277)	—	(277)
Notes payable to AlphaCat investors, end of year	$75,493	$—	$75,493
As at December 31, 2016, $1,000 of the structured notes redeemed during the year ended December 31, 2016 were payable to AlphaCat investors and included in accounts payable and accrued expenses.
The income attributable to AlphaCat investors for the year ended December 31, 2016 was $23,358 (2015: $2,412), of which $17,068 was included in accounts payable and accrued expenses as at December 31, 2016 (December 31, 2015: $2,412).
BetaCat ILS funds
The BetaCat ILS funds invest exclusively in catastrophe bonds (principal-at-risk variable rate notes and other event-linked securities, being referred to collectively as “Cat Bonds”) focused on property and casualty risk and issued under Rule 144A of the Securities Act of 1933, as amended, following a passive buy-and-hold investment strategy. One of the funds is a VIE and is consolidated by the Company as the primary beneficiary. The remaining funds are VOEs and are consolidated by the Company as it owns all of the voting equity interests. The Company’s maximum exposure to any of the funds is the amount of capital invested at any given time.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the total assets and total liabilities of the Company’s consolidated VIEs, excluding intercompany eliminations, as at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
AlphaCat sidecars	$40,041	$3,206	$206,581	$14,804
AlphaCat ILS funds - Lower Risk	$1,498,276	$42,457	$1,268,070	$143,371
AlphaCat ILS funds - Higher Risk	$972,633	$381,332	$522,867	$300,122
AlphaCat Re and AlphaCat Master Fund	$2,510,415	$2,510,245	$1,615,779	$1,615,609
BetaCat ILS funds	$82,471	$30,663	$64,221	$2,472
Assets of consolidated VIEs can only be used to settle obligations and liabilities of the consolidated VIEs and do not have recourse to the general credit of the Company. Investments of these entities are presented separately in Note 7, “Investments,” as non-managed investments.

(b)	Non-Consolidated VIEs
The Company invests in private equity and other investment vehicles as part of the Company’s investment portfolio. The activities of these VIEs are generally limited to holding investments and the Company’s involvement in these entities is passive in nature. The Company’s maximum exposure to the VIEs is the amount of capital invested at any given time and any remaining capital commitments. The Company does not have the power to direct the activities which most significantly impact the VIEs economic performance and therefore, the Company is not the primary beneficiary of these VIEs.
10. Noncontrolling interests
Investors in certain of the AlphaCat ILS funds have rights that enable shareholders, subject to certain limitations, to redeem their shares. The third party equity is therefore recorded on the Company’s Consolidated Balance Sheets as redeemable noncontrolling interests. When and if a redemption notice is received, the fair value of the redemption is reclassified to a liability.
The AlphaCat sidecars and one of the AlphaCat ILS funds have no shareholder redemption rights. Therefore, the third party equity is recorded on the Company’s Consolidated Balance Sheets as noncontrolling interests.
The following tables present a reconciliation of the beginning and ending balances of redeemable noncontrolling interests and noncontrolling interests for the years ended December 31, 2016 and 2015:

	Redeemable Noncontrolling Interests		Noncontrolling Interests		Total
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
	2016	2015	2016	2015	2016	2015
Balance, beginning of year	$1,111,714	$617,791	$154,662	$292,274	$1,266,376	$910,065
Issuance of shares	393,450	499,200	171,674	9,600	565,124	508,800
Income attributable to noncontrolling interests	100,852	71,418	22,511	21,546	123,363	92,964
Redemption of shares / Distributions	(78,015)	(76,695)	(182,870)	(168,758)	(260,885)	(245,453)
Balance, end of year	$1,528,001	$1,111,714	$165,977	$154,662	$1,693,978	$1,266,376
As at December 31, 2016, redemptions of $71,530 and distributions of $16,144 (December 31, 2015: $10,800 and $nil) were payable to redeemable noncontrolling interests and noncontrolling interests, respectively. These amounts are classified within accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

11. Investment in operating affiliate
On April 2, 2012, the Company joined with other investors in capitalizing PaCRe, Ltd. (“PaCRe”), a Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. During 2015, PaCRe’s Class 4 license was surrendered and it was considered off-risk effective January 1, 2016. During 2016, PaCRe was liquidated. The Company’s investment in PaCRe was treated as an equity method investment.
The following table presents a reconciliation of the beginning and ending investment in PaCRe for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Operating affiliate, beginning of year	$392	$50,944
Return of investment	(369)	(46,603)
Loss from operating affiliate	(23)	(3,949)
Operating affiliate, end of year	$—	$392
The following table presents the Company’s investment in PaCRe as at December 31, 2015:

	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Investment in PaCRe	$392	100.0%	10.0%	$392
12. Derivative instruments
The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures and interest rate exposures.
(a) Derivatives not designated as hedging instruments
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments for accounting purposes within the Company’s Consolidated Balance Sheets as at December 31, 2016 and December 31, 2015:

	December 31, 2016			December 31, 2015
Derivatives not designated as hedging instruments	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$181,375	$2,351	$3,421	$255,840	$2,601	$3,211

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses, respectively, within the Company’s Consolidated Balance Sheets.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table summarizes information on the classification and net impact on earnings, recognized in the Company’s Consolidated Statements of Income and Comprehensive Income relating to the foreign currency forward and interest rate swap contracts that were not designated as hedging instruments for accounting purposes during the years ended December 31, 2016, 2015 and 2014:

Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	Years Ended December 31,
		2016	2015	2014
Foreign currency forward contracts	Foreign exchange gains losses	$(1,667)	$(610)	$—
Foreign currency forward contracts	Other insurance related income and other income	$142	$139	$(133)
Interest rate swap contracts (a)	Net realized gains on investments	$8,518	$—	$—

(a)
Relates to net realized gains on two interest rate swap contracts which were entered into and terminated during the year ended December 31, 2016 to partially offset the impact of interest rate increases on the Company’s fixed maturity investment portfolio.

(b) Derivatives designated as hedging instruments
The following table summarizes information on the classification and amount of the fair value of derivatives designated as hedging instruments for accounting purposes on the Consolidated Balance Sheets as at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
Derivatives designated as hedging instruments	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Interest rate swap contracts	$552,263	$20	$1,479	$552,263	$21	$1,942

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses, respectively, within the Company’s Consolidated Balance Sheets.
Derivative instruments designated as a fair value hedge
Up to September 30, 2015, the Company had designated certain foreign currency derivative instruments as fair value hedges for accounting purposes and formally and contemporaneously documented all relationships between the derivative instruments and hedged items and linked the derivative instruments to specific assets and liabilities. The Company assessed the effectiveness of these hedges, both at inception and on an on-going basis to determine whether the hedges were highly effective in offsetting changes in fair value of the linked hedged items.
The following table provides the net impact on earnings, recognized in income within foreign exchange gains (losses), relating to the derivative instruments formally designated as fair value hedges for accounting purposes along with the impact of the related hedged items for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
Foreign currency forward contracts	2016	2015	2014
Amount of loss recognized in income on derivative	$—	$(12,279)	$(9,651)
Amount of gain on hedged item recognized in income attributable to risk being hedged	$—	$12,279	$9,651
Amount of gain recognized in income on derivative (ineffective portion)	$—	$—	$—
Derivative instruments designated as a cash flow hedge
The Company designates its interest rate derivative instruments as cash flow hedges for accounting purposes and formally and contemporaneously documents all relationships between the hedging instruments and hedged items and links the derivative instruments to specific assets and liabilities. The Company assesses the effectiveness of the hedges, both at inception and on an on-going basis and determines whether the hedges are highly effective in offsetting changes in fair value of the linked hedged items. The Company currently applies the long haul method when assessing the hedge’s effectiveness.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table provides the total impact on other comprehensive income (loss) and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
Interest rate swap contracts	2016	2015	2014
Amount of effective portion recognized in other comprehensive income	$10,584	$13,740	$13,302
Amount of effective portion subsequently reclassified to earnings	$(10,861)	$(12,899)	$(13,074)
Amount of ineffective portion excluded from effectiveness testing	$277	$(841)	$(228)
The above balances relate to interest payments and have therefore been classified as finance expenses in the Consolidated Statements of Income and Comprehensive Income.
(c) Classification within the fair value hierarchy
As described in Note 8, “Fair value measurements,” a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The assumptions used within the valuation of the Company’s derivative instruments are observable in the marketplace, can be derived from observable data or are supported by observable levels at which other similar transactions are executed in the marketplace. Accordingly, these derivatives were classified within Level 2 of the fair value hierarchy.
(d) Balance sheet offsetting
There was no balance sheet offsetting activity as at December 31, 2016 or December 31, 2015.
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
13. Premiums receivable
Premiums receivable are composed of premiums in the course of collection, net of commissions and brokerage, and premiums accrued but unbilled, net of commissions and brokerage. It is common practice in the (re)insurance industry for premiums to be paid on an installment basis, therefore significant amounts will be considered unbilled and will not become due until a future date, which is typically no later than expiration of the underlying coverage period. The following is a breakdown of the components of premiums receivable at December 31, 2016 and 2015:

	Year Ended December 31, 2016
	Premiums in course of collection	Premiums accrued but unbilled	Total
Premiums receivable, beginning of year	$95,152	$563,530	$658,682
Change during year	6,250	60,458	66,708
Premiums receivable, end of year	$101,402	$623,988	$725,390

	Year Ended December 31, 2015
	Premiums in course of collection	Premiums accrued but unbilled	Total
Premiums receivable, beginning of year	$84,901	$621,566	$706,467
Change during year	10,251	(58,036)	(47,785)
Premiums receivable, end of year	$95,152	$563,530	$658,682

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

14. Reserve for losses and loss expenses
Reserves for losses and loss expenses are based in part upon the estimation of case reserves from broker, insured and ceding company reported data. The Company also uses statistical and actuarial methods to estimate ultimate expected losses and loss expenses, from which IBNR losses can be calculated. The period of time from the occurrence of a loss to the reporting of a loss to the Company and to the settlement of the Company’s liability may be several months or years. During this period, additional facts and trends may be revealed. As these factors become apparent, reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves. These estimates are reviewed and adjusted regularly, and such adjustments, if any, are reflected in earnings in the period in which they become known. While management believes that it has made a reasonable estimate of ultimate losses, there can be no assurances that ultimate losses and loss expenses will not exceed this estimate.
The following table summarizes the total reserve for losses and loss expenses as at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Case reserves	$1,237,772	$1,278,697
IBNR	1,757,423	1,717,870
Total reserve for losses and loss expenses	$2,995,195	$2,996,567
The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Reserve for losses and loss expenses, beginning of year	$2,996,567	$3,243,147	$3,047,933
Loss reserves recoverable	(350,586)	(377,466)	(370,154)
Net reserves for losses and loss expenses, beginning of year	2,645,981	2,865,681	2,677,779
Net reserves acquired	—	—	525,091
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	1,281,289	1,283,970	1,024,256
Prior years (a)	(216,192)	(306,137)	(259,241)
Total incurred losses and loss expenses (a)	1,065,097	977,833	765,015
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(389,234)	(326,167)	(245,084)
Prior years	(725,168)	(841,672)	(818,569)
Total net paid losses	(1,114,402)	(1,167,839)	(1,063,653)
Foreign exchange gain	(31,902)	(29,694)	(38,551)
Net reserve for losses and loss expenses, end of year	2,564,774	2,645,981	2,865,681
Loss reserves recoverable	430,421	350,586	377,466
Reserve for losses and loss expenses, end of year	$2,995,195	$2,996,567	$3,243,147

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Incurred losses and loss expenses comprise:

	Years Ended December 31,
	2016	2015	2014
Gross losses and loss expenses (a)	$1,257,054	$1,083,695	$826,826
Reinsurance balances recoverable	(191,957)	(105,862)	(61,811)
Net incurred losses and loss expenses (a)	$1,065,097	$977,833	$765,015

(a)
Upon closing the acquisition of Western World, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was fully amortized to income through a reduction in losses and loss expenses of $10,979 and $4,607 during the years ended December 31, 2015 and 2014, respectively.

The net favorable development on prior accident years by segment and line of business for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31, 2016
	Property	Marine	Specialty	Liability	Total
Validus Re	$(57,888)	$(24,435)	$(36,210)	$—	$(118,533)
Talbot	(38,368)	(11,738)	(35,704)	—	(85,810)
Western World	(2,701)	—	—	(6,411)	(9,112)
AlphaCat	(1,858)	—	(879)	—	(2,737)
Net favorable development	$(100,815)	$(36,173)	$(72,793)	$(6,411)	$(216,192)
The Validus Re segment experienced favorable development on prior accident years primarily due to favorable development on attritional losses along with favorable development on the 2015 Chilean Earthquake and 2015 Tianjin port explosion loss events partially offset by adverse development on events in the marine lines primarily related to receipt of a loss advice on an individual marine policy that incepted during the second half of 2015. The Talbot segment experienced favorable development on prior accident years primarily due to favorable development on attritional losses partially offset by adverse development on events in the marine lines primarily related to receipt of a loss advice on an individual marine policy that incepted during the second half of 2015. The Western World segment experienced favorable development on prior accident years principally due to favorable development on attritional losses.

	Year Ended December 31, 2015
	Property	Marine	Specialty	Liability	Total (a)
Validus Re	$(70,343)	$(39,460)	$(18,813)	$—	$(128,616)
Talbot	(52,393)	(63,920)	(30,044)	—	(146,357)
Western World (a)	(6,045)	—	—	(16,922)	(22,967)
AlphaCat	(8,197)	—	—	—	(8,197)
Net favorable development (a)	$(136,978)	$(103,380)	$(48,857)	$(16,922)	$(306,137)

The Validus Re segment experienced favorable development on prior accident years primarily due to favorable development on Superstorm Sandy, a 2012 loss event, and attritional losses. The Talbot segment experienced favorable development on prior accident years primarily due to favorable development on attritional losses and certain events, including the Thailand floods, which was a 2011 loss event. The Western World segment experienced favorable development on prior accident years primarily due to the amortization of the fair value adjustment made at the acquisition date as well as favorable development on attritional losses.

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

The Validus Re segment experienced favorable development on prior accident years primarily due to favorable development on attritional losses and the European Floods, Superstorm Sandy and Gryphon Alpha mooring failure loss events, partially offset by adverse development on the Costa Concordia loss event. The Talbot segment experienced favorable development on prior accident years primarily due to favorable development on attritional losses and loss events, primarily the Tohoku earthquake, which was a 2011 loss event. The Western World segment experienced favorable development on prior accident years primarily due to the amortization of the fair value adjustment made at the acquisition date as well as favorable development on attritional losses. The AlphaCat segment experienced favorable development on prior accident years primarily due to the partial release of a 2013 aggregate excess of loss contract.
Short Duration Contract Disclosures
During the year, the Company adopted ASU 2015-09 and has included the required disclosures below. Refer to Note 4, “Recent Accounting Pronouncements,” for further information.
The Company has disaggregated its information presented in the tables below by line of business as appropriate for each of the Validus Re, Talbot and Western World segments. The Company has not prepared loss development tables for the AlphaCat segment as its reserves for losses and loss expenses as at December 31, 2016 of $48,534 are not significant (1.9% of total net reserves) and therefore, presenting this information would not be meaningful. Reserves for the AlphaCat segment have been included as a reconciling item within the reconciliation of loss development information to the Company’s reserves for losses and loss expenses.
The Company has presented the below development tables for all accident years shown using exchange rates as at December 31, 2016. All accident years prior to the current year have been restated and presented using the current year exchange rate.

(a)	Loss Development Tables
(i)    Validus Re
The Validus Re loss development tables have been produced by line of business for accident years 2012 through to 2016. The Company determined that it was impracticable to produce IBNR by accident year by lines of business for years prior to 2012 as the necessary data in original currency was not readily available. In addition, Validus Re provides treaty reinsurance products on a global basis for all of its lines of business and does not receive or maintain claims count information associated with its reserved claims. As such, the Company has determined that it is impracticable to provide this information.

The net reserves for losses and loss expenses related to the acquisitions of IPC Holdings Ltd. (“IPC”) acquired on September 4, 2009, and Flagstone Reinsurance Holdings, S.A. (“Flagstone”), acquired on November 30, 2012, have been incorporated in Validus Re’s reserves for losses and loss expenses on a prospective basis. IPC and Flagstone were put into run-off as at the acquisition date of each. The prospective treatment for the acquisition of Flagstone was adopted primarily as a result of the data necessary to produce the loss development tables by accident year and by lines of business not being migrated over on acquisition as it was not requested or received and as a result does not exist within Validus Re’s data systems.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Validus Re - Property
	Incurred Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,					December 31, 2016
Accident Year	2012	2013	2014	2015	2016	Total of IBNR Reserves Plus Expected Development on Reported Losses	Cumulative Reported Claims Count
	<-------------------------- Unaudited --------------------------->
2012	$397,635	$321,956	$309,344	$282,517	$280,411	$19,108	n/a
2013		174,722	156,233	141,203	132,830	7,233	n/a
2014			108,206	102,273	95,392	6,757	n/a
2015				154,923	118,484	41,177	n/a
2016					149,263	86,564	n/a
				Total	$776,380

	Cumulative Paid Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016
	<-------------------------- Unaudited --------------------------->
2012	67,004	149,433	202,141	225,518	234,256
2013		17,325	63,974	101,158	114,263
2014			25,346	63,415	78,509
2015				16,029	57,882
2016					26,522
				Total	$511,432

Reserves for losses and loss expenses, before 2012, net of reinsurance (a)					$154,539
	Reserves for losses and loss expenses, net of reinsurance				$419,487

(a)	Includes reserves for losses and loss expenses, net of reinsurance, of $77,790 and $10,614 related to Flagstone and IPC, respectively.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Validus Re - Marine
	Incurred Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,					December 31, 2016
Accident Year	2012	2013	2014	2015	2016	Total of IBNR Reserves Plus Expected Development on Reported Losses	Cumulative Reported Claims Count
	<-------------------------- Unaudited --------------------------->
2012	$195,163	$226,817	$225,131	$218,734	$216,673	$19,725	n/a
2013		76,776	74,022	63,630	61,210	7,347	n/a
2014			63,732	42,991	35,910	7,418	n/a
2015				129,864	119,490	55,557	n/a
2016					68,531	49,619	n/a
				Total	$501,814

	Cumulative Paid Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016
	<-------------------------- Unaudited --------------------------->
2012	11,356	94,052	148,628	169,420	178,172
2013		11,784	28,996	39,493	44,512
2014			7,013	11,749	17,383
2015				3,723	16,180
2016					8,801
				Total	$265,048

Reserves for losses and loss expenses, before 2012, net of reinsurance (a)					$64,750
	Reserves for losses and loss expenses, net of reinsurance				$301,516

(a)	Includes reserves for losses and loss expenses, net of reinsurance, of $15,178 and $1,537 related to Flagstone and IPC, respectively.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Validus Re - Specialty
	Incurred Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,					December 31, 2016
Accident Year	2012	2013	2014	2015	2016	Total of IBNR Reserves Plus Expected Development on Reported Losses	Cumulative Reported Claims Count
	<-------------------------- Unaudited --------------------------->
2012	$53,798	$54,573	$49,263	$47,428	$46,626	$733	n/a
2013		182,297	190,470	178,736	174,219	1,974	n/a
2014			213,911	208,508	200,649	8,372	n/a
2015				296,554	279,766	32,236	n/a
2016					295,872	128,761	n/a
				Total	$997,132

	Cumulative Paid Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016
	<-------------------------- Unaudited --------------------------->
2012	$17,716	$41,156	$44,037	$44,942	$45,332
2013		99,340	157,688	164,366	166,814
2014			95,765	162,056	176,202
2015				177,776	235,819
2016					149,502
				Total	$773,669

Reserves for losses and loss expenses, before 2012, net of reinsurance (a)					$67,909
	Reserves for losses and loss expenses, net of reinsurance				$291,372

(a)	Includes reserves for losses and loss expenses, net of reinsurance, of $41,091 and $5,743 related to Flagstone and IPC, respectively.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(ii)    Talbot
The Talbot loss development tables have been produced by line of business for accident years 2012 through to 2016. The Company determined that it was impracticable to produce IBNR by accident year for years prior to 2012 as the Company did not record this data for years prior to 2012 and as such, did not allocate IBNR by line of business for these years. Talbot writes treaty reinsurance business along with business through binders and lineslips and for this business the Company does not receive or maintain claims count information associated with its reserved losses therefore, the Company has determined that it is impracticable to provide claims count information.

Talbot - Property
	Incurred Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,					December 31, 2016
Accident Year	2012	2013	2014	2015	2016	Total of IBNR Reserves Plus Expected Development on Reported Losses	Cumulative Reported Claims Count
	<-------------------------- Unaudited --------------------------->
2012	$135,923	$112,488	$100,748	$101,387	$100,773	$2,413	n/a
2013		118,167	96,814	83,426	81,004	605	n/a
2014			147,259	121,260	114,852	5,528	n/a
2015				138,087	109,608	12,696	n/a
2016					177,771	76,755	n/a
				Total	$584,008

	Cumulative Paid Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016
	<-------------------------- Unaudited --------------------------->
2012	$13,051	$61,490	$83,824	$88,150	$92,512
2013		12,813	48,231	67,328	73,267
2014			21,249	74,493	95,945
2015				24,537	63,437
2016					37,880
				Total	$363,041

Reserves for losses and loss expenses, before 2012, net of reinsurance					$12,180
	Reserves for losses and loss expenses, net of reinsurance				$233,147

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Talbot - Marine
	Incurred Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,					December 31, 2016
Accident Year	2012	2013	2014	2015	2016	Total of IBNR Reserves Plus Expected Development on Reported Losses	Cumulative Reported Claims Count
	<-------------------------- Unaudited --------------------------->
2012	$208,883	$203,855	$186,278	$182,283	$178,839	$5,154	n/a
2013		189,091	188,991	168,203	161,839	11,372	n/a
2014			180,401	155,361	154,105	13,671	n/a
2015				187,790	192,818	54,285	n/a
2016					159,153	89,536	n/a
				Total	$846,754

	Cumulative Paid Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016
	<-------------------------- Unaudited --------------------------->
2012	$36,491	$105,600	$136,335	$153,550	$157,475
2013		38,416	88,494	112,781	125,037
2014			24,433	74,547	102,788
2015				25,300	73,957
2016					35,105
				Total	$494,362

Reserves for losses and loss expenses, before 2012, net of reinsurance					$44,753
	Reserves for losses and loss expenses, net of reinsurance				$397,145

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Talbot - Specialty
	Incurred Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,					December 31, 2016
Accident Year	2012	2013	2014	2015	2016	Total of IBNR Reserves Plus Expected Development on Reported Losses	Cumulative Reported Claims Count
	<-------------------------- Unaudited --------------------------->
2012	$151,306	$132,735	$122,760	$120,621	$118,869	$5,886	n/a
2013		166,450	145,905	132,797	124,208	8,724	n/a
2014			215,960	214,962	198,653	39,248	n/a
2015				152,907	149,031	39,447	n/a
2016					166,604	105,142	n/a
				Total	$757,365

	Cumulative Paid Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016
	<-------------------------- Unaudited --------------------------->
2012	$25,591	$57,906	$83,201	$87,753	$105,888
2013		42,325	77,428	91,940	100,213
2014			41,183	107,882	135,526
2015				35,724	85,397
2016					33,468
				Total	$460,492

Reserves for losses and loss expenses, before 2012, net of reinsurance					$45,486
	Reserves for losses and loss expenses, net of reinsurance				$342,359
(iii)    Western World
The Western World loss development tables have been produced by line of business for accident years 2007 through to 2016. The Company has accumulated claims count information by accident year for Western World. The Company’s methodology for determining reported claims count information is on a per claims basis by accident year and is inclusive of claims that are open, closed with payment and closed without payment.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Western World - Property
	Incurred Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,										December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total of IBNR Reserves Plus Expected Development on Reported Losses	Cumulative Reported Claims Count
	<------------------------------------------------- Unaudited -------------------------------------------------->
2007	$8,520	$8,161	$8,218	$8,209	$8,209	$8,206	$8,206	$8,207	$8,207	$8,207	$—	841
2008		12,094	11,615	11,805	11,762	11,729	11,721	11,724	11,724	11,724	—	412
2009			10,300	10,005	10,039	10,034	10,060	10,060	10,060	10,060	—	784
2010				11,846	11,573	11,507	11,414	11,448	11,438	11,332	—	974
2011					12,588	12,223	12,000	12,134	12,012	12,021	—	1,238
2012						15,506	15,491	15,594	15,556	15,522	—	1,680
2013							21,825	23,561	23,659	23,599	—	1,950
2014								35,612	29,282	28,619	103	2,393
2015									27,879	26,002	135	1,788
2016										46,636	9,324	1,587
									Total	$193,722

	Cumulative Paid Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	<------------------------------------------------- Unaudited -------------------------------------------------->
2007	$5,418	$7,968	$8,192	$8,206	$8,206	$8,206	$8,206	$8,207	$8,207	$8,207
2008		8,895	11,288	11,672	11,747	11,714	11,721	11,724	11,724	11,724
2009			8,096	9,948	9,942	10,003	10,060	10,060	10,060	10,060
2010				8,563	10,521	10,905	10,854	10,882	10,903	11,287
2011					9,797	12,000	11,976	12,027	12,009	12,021
2012						11,166	14,838	15,435	15,513	15,522
2013							15,568	22,647	23,104	23,561
2014								21,913	27,211	27,606
2015									18,981	25,302
2016										29,666
									Total	$174,956

	Reserves for losses and loss expenses, before 2007, net of reinsurance									$—
	Reserves for losses and loss expenses, net of reinsurance									$18,766

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Western World - Liability
	Incurred Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,										December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total of IBNR Reserves Plus Expected Development on Reported Losses	Cumulative Reported Claims Count
	<------------------------------------------------- Unaudited -------------------------------------------------->
2007	$164,717	$162,239	$160,117	$158,478	$154,499	$152,163	$149,994	$107,894	$107,350	$106,342	$1,981	$4.727
2008		135,009	135,280	135,330	133,088	131,006	129,559	102,424	102,070	101,478	2,075	4,950
2009			116,474	116,780	116,990	116,463	116,327	98,261	96,235	95,266	2,173	3,955
2010				101,223	108,823	111,675	112,072	105,400	106,066	103,973	3,877	4,205
2011					101,091	107,741	107,827	109,412	109,183	108,301	4,627	4,372
2012						108,981	111,283	133,990	132,562	127,486	9,410	4,649
2013							132,077	165,233	164,428	158,329	17,049	5,990
2014								197,022	197,388	203,592	44,988	7,469
2015									154,184	158,591	76,092	5,152
2016										133,303	104,906	3,156
									Total	$1,296,661

	Cumulative Paid Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	<------------------------------------------------- Unaudited -------------------------------------------------->
2007	$10,723	$30,741	$58,358	$80,218	$91,020	$96,658	$99,978	$102,600	$103,961	$104,038
2008		8,654	28,467	51,165	71,239	82,661	89,433	93,563	95,773	97,475
2009			10,023	30,131	48,255	65,009	77,895	85,644	89,688	90,415
2010				8,215	28,393	51,765	71,430	84,320	92,889	96,309
2011					7,331	27,438	50,197	75,000	88,415	96,780
2012						8,823	31,291	65,437	92,499	108,409
2013							10,159	41,782	77,776	108,613
2014								16,468	52,543	98,848
2015									12,662	39,598
2016										9,873
									Total	$850,358

	Reserves for losses and loss expenses, before 2007, net of reinsurance									$8,944
	Reserves for losses and loss expenses, net of reinsurance									$455,247

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Reconciliation of Loss Development Information to the Reserves for Losses and Loss Expenses
The table below reconciles the loss development information to the Company’s reserves for losses and loss expenses as at December 31, 2016:

December 31, 2016
Reserves for losses and loss expenses, net of reinsurance
Validus Re - Property	$419,487
Validus Re - Marine	301,516
Validus Re - Specialty	291,372
Talbot - Property	233,147
Talbot - Marine	397,145
Talbot - Specialty	342,359
Western World - Property	18,766
Western World - Liability	455,247
Total reserves for losses and loss expenses, net of reinsurance	2,459,039

Loss reserves recoverable
Validus Re - Property	42,873
Validus Re - Marine	52,970
Validus Re - Specialty	2,162
Talbot - Property	93,774
Talbot - Marine	125,677
Talbot - Specialty	86,587
Western World - Property	187
Western World - Liability	87,300
Elimination - Intercompany	(61,109)
Total loss reserves recoverable	430,421

Unallocated loss adjustment expenses	51,990
Provisions for uncollectible reinsurance	5,153
Reserves for losses and loss expenses - AlphaCat segment	48,534
Other	58
Total reserves for losses and loss expenses	$2,995,195

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Historical Loss Duration
The below table summarizes the historic average annual percentage payout of incurred losses by age, net of reinsurance, as of December 31, 2016:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	December 31, 2016
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Validus Re - Property	19.0%	34.9%	20.9%	9.1%	3.1%	n/a	n/a	n/a	n/a	n/a
Validus Re - Marine	12.0%	22.5%	19.3%	8.9%	4.0%	n/a	n/a	n/a	n/a	n/a
Validus Re - Specialty	51.4%	34.4%	5.7%	1.7%	0.8%	n/a	n/a	n/a	n/a	n/a
Talbot - Property	18.2%	43.4%	21.5%	5.8%	4.3%	n/a	n/a	n/a	n/a	n/a
Talbot - Marine	19.0%	31.8%	16.8%	8.6%	2.2%	n/a	n/a	n/a	n/a	n/a
Talbot - Specialty	24.1%	30.6%	15.6%	5.2%	15.3%	n/a	n/a	n/a	n/a	n/a
Western World - Property	73.1%	22.4%	2.0%	0.5%	0.1%	0.1%	0.9%	—%	—%	—%
Western World - Liability	8.1%	18.9%	22.9%	20.1%	12.0%	7.2%	3.7%	1.8%	1.5%	0.1%
15. Accounts payable and accrued expenses
The following are the components of accounts payable and accrued expenses:

	December 31, 2016	December 31, 2015
Accrued interest on debt	$10,286	$10,771
Subscriptions received in advance on AlphaCat ILS funds and sidecars	326,900	412,036
Redemptions/distributions payable to noncontrolling interests	87,674	10,800
Structured notes payable to AlphaCat investors	1,000	—
Accrued income attributable to AlphaCat investors	17,068	2,412
Income tax payable	1,036	8,856
Accrued pension liability	16,979	15,722
Trade and compensation payables	126,705	166,734
Total accounts payable and accrued expenses	$587,648	$627,331
For the year ended December 31, 2016, non-cash movements in accounts payable and accrued expenses in relation to the AlphaCat ILS funds and sidecars were $217,322 (2015: $(10,239); 2014: $7,847). Of this, redemptions/distributions payable to noncontrolling interests included non-cash movements of $77,873 (2015: $(10,239); 2014: $7,847). Subscriptions received in advance on AlphaCat ILS funds and sidecars included non-cash reinvestment of noncontrolling interests and structured notes of $139,449 (2015: $nil; 2014: $nil).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

16. Reinsurance
The Company’s reinsurance balances recoverable at December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Loss reserves recoverable on unpaid:
Case reserves	$165,328	$135,723
IBNR	265,093	214,863
Total loss reserves recoverable	430,421	350,586
Paid losses recoverable	35,247	23,071
Total reinsurance recoverable	$465,668	$373,657
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

(a)	Effects of reinsurance on premiums written and earned
The effects of reinsurance on premiums written and earned for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31, 2016
	Validus Re		Talbot		Western World		AlphaCat		Eliminations		Total
	Written	Earned	Written	Earned	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Treaty reinsurance	$1,111,054	$1,060,117	$146,296	$115,828	$—	$—	$270,402	$256,085	$(26,673)	$(23,035)	$1,501,079	$1,408,995
Facultative reinsurance	—	—	293,741	307,351	—	—	—	—	—	—	293,741	307,351
Direct	—	—	530,665	529,265	323,220	294,376	—	—	—	—	853,885	823,641
Ceded	(111,564)	(116,172)	(175,729)	(170,528)	(22,634)	(21,144)	(6,451)	(6,013)	26,673	23,035	(289,705)	(290,822)
Total	$999,490	$943,945	$794,973	$781,916	$300,586	$273,232	$263,951	$250,072	$—	$—	$2,359,000	$2,249,165

	Year Ended December 31, 2015
	Validus Re		Talbot		Western World		AlphaCat		Eliminations		Total
	Written	Earned	Written	Earned	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Treaty reinsurance	$1,126,759	$1,141,184	$133,273	$136,796	$—	$—	$176,126	$164,544	$(42,718)	$(45,115)	$1,393,440	$1,397,409
Facultative reinsurance	—	—	325,311	330,472	—	—	—	—	—	—	325,311	330,472
Direct	—	—	560,251	570,669	278,504	281,587	—	—	—	—	838,755	852,256
Ceded	(149,088)	(150,971)	(198,896)	(199,846)	(18,877)	(22,937)	(4,538)	(4,609)	42,718	45,115	(328,681)	(333,248)
Total	$977,671	$990,213	$819,939	$838,091	$259,627	$258,650	$171,588	$159,935	$—	$—	$2,228,825	$2,246,889

	Year Ended December 31, 2014
	Validus Re		Talbot		Western World		AlphaCat		Eliminations		Total
	Written	Earned	Written	Earned	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Treaty reinsurance	$1,118,532	$1,109,659	$149,079	$163,382	$—	$—	$126,785	$126,534	$(53,457)	$(60,912)	$1,340,939	$1,338,663
Facultative reinsurance	—	—	334,898	345,252	—	—	—	—	—	—	334,898	345,252
Direct	—	—	617,793	576,136	65,235	80,838	—	—	—	—	683,028	656,974
Ceded	(163,678)	(192,375)	(192,211)	(204,996)	(6,428)	(7,842)	(4,348)	(3,533)	53,457	60,912	(313,208)	(347,834)
Total	$954,854	$917,284	$909,559	$879,774	$58,807	$72,996	$122,437	$123,001	$—	$—	$2,045,657	$1,993,055

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Credit risk
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better as rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. As at December 31, 2016, $461,369 or 99.1% (December 31, 2015: $368,638 or 98.7%) of the Company’s reinsurance balances recoverable were either fully collateralized or recoverable from reinsurers rated A- or better.
Reinsurance recoverables by reinsurer as at December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$395,308	84.9%	$303,108	81.1%
Other reinsurers’ balances > $1 million	66,944	14.4%	61,222	16.4%
Other reinsurers’ balances < $1 million	3,416	0.7%	9,327	2.5%
Total	$465,668	100.0%	$373,657	100.0%

	December 31, 2016
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd's Syndicates	A+	$84,419	18.2%
Swiss Re	AA-	84,044	18.1%
Fully collateralized reinsurers	NR	83,088	17.8%
Hannover Re	AA-	50,603	10.9%
Everest Re	A+	36,912	7.9%
Munich Re	AA-	18,214	3.9%
Transatlantic Re	A+	10,593	2.3%
Hamilton Re	A-	10,343	2.2%
Toa Re	A+	9,510	2.0%
National Indemnity Company	AA+	7,582	1.6%
Total		$395,308	84.9%
NR: Not rated

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
At December 31, 2016 and 2015, the provision for uncollectible reinsurance relating to reinsurance recoverables was $5,153 and $4,997, respectively. To estimate this provision for uncollectible reinsurance, reinsurance recoverables are first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied, especially in relation to ceded IBNR. The Company then uses default factors to determine the portion of a reinsurer’s balance deemed to be uncollectible. Default factors require considerable judgment and are determined in part using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.
17. Share capital
The Company is authorized to issue up to an aggregate of 571,428,571 common and preferred shares with a par value of $0.175 per share.

(a)	Preferred shares
On June 13, 2016, the Company issued 6,000 shares of its 5.875% Non-Cumulative Preferred Shares, Series A (the “Series A Preferred Shares”) (equivalent to 6,000,000 Depositary Shares, each of which represents a 1/1,000th interest in a Series A Preferred Share), $0.175 par value and $25,000 liquidation preference per share (equivalent to $25 per Depositary Share). The Series A Preferred Shares were registered and sold under the Securities Act of 1933, as amended, and were issued at a price to the public of $25,000 per share (equivalent to $25 per Depositary Share). After underwriting discounts and expenses, the Company received net proceeds of $144,852 which will be used for general corporate purposes.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Shares and any parity shares are entitled to receive out of the Company’s assets available for distribution to shareholders, before any distribution is made to holders of common shares or other junior shares, a liquidating distribution in the amount of $25,000 per Series A Preferred Share (equivalent to $25 per Depositary Share) plus declared and unpaid dividends. Distributions will be made pro rata in accordance with the respective aggregate liquidation preferences of the Series A Preferred Shares and any parity shares and only to the extent of our assets, if any, that are available after satisfaction of all liabilities to creditors.
Holders of the Series A Preferred Shares have no voting rights, except with respect to certain fundamental changes in the terms of the Series A Preferred Shares and in the case of certain dividend non-payments or as otherwise required by Bermuda law or the Company’s bye-laws.
The following table is a summary of the Preferred shares issued and outstanding:

Preferred Shares
Preferred shares issued and outstanding, beginning of year	—
Preferred shares issued	6,000
Preferred shares issued and outstanding, end of year	6,000
(b) Common shares
The holders of common shares are entitled to receive dividends and are allocated one vote per share, provided that, if the controlled shares of any shareholder or group of related shareholders constitute more than 9.09 percent of the outstanding common shares of the Company, their voting power will be reduced to 9.09 percent.
The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. On February 3, 2015, the Board of Directors of the Company approved an increase in the Company’s common share repurchase authorization to $750,000. This amount was in addition to the $2,274,401 of common shares repurchased by the Company through February 3, 2015 under its previously authorized share repurchase programs.
The Company has repurchased approximately 80,508,849 common shares for an aggregate purchase price of $2,704,406 from the inception of its share repurchase program to December 31, 2016. The Company had $319,995 remaining under its authorized share repurchase program as of December 31, 2016.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table is a summary of the common shares issued and outstanding during the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Common shares issued, beginning of year	160,570,772	155,554,224	154,488,497
Restricted share awards vested, net of shares withheld	612,100	614,945	615,659
Restricted share units vested, net of shares withheld	18,486	13,260	10,265
Options exercised	30,530	782,465	412,656
Warrants exercised	—	3,593,715	—
Direct issuance of common stock	—	639	1,380
Performance shares vested, net of shares withheld	48,088	11,524	25,767
Common shares issued, end of year	161,279,976	160,570,772	155,554,224
Treasury shares, end of year	(82,147,724)	(77,670,155)	(71,684,379)
Common shares outstanding, end of year	79,132,252	82,900,617	83,869,845
(c) Warrants
The Company had no outstanding warrants as at both December 31, 2016 and 2015. During the year ended December 31, 2015, 5,154,077 warrants were exercised, while 20,037 warrants expired without being exercised. Each warrant provided the holder with the option to purchase a common share at a specified exercise price. All outstanding warrants expired on December 12, 2015 and no further warrants are anticipated to be issued.
The warrants were settled using either the physical settlement or net-share settlement methods. The warrants have been classified as equity instruments, in accordance with ASC Topic 815 “Derivatives and Hedging, Contracts in Entity’s own Equity.” The warrants were measured at fair value and recorded in additional paid-in capital.
(d) Dividends
The Company announced four quarterly cash dividends of $0.35 per common share during the year ended December 31, 2016 (2015: $0.32). These dividends were paid on March 31, 2016, June 30, 2016, September 30, 2016 and December 30, 2016 to holders of record on March 15, 2016, June 15, 2016, September 15, 2016 and December 15, 2016, respectively.
During the quarter ended September 30, 2016, the Company declared and paid a cash dividend on its outstanding Series A Preferred Shares of $0.3753472 per depositary share for the period June 13, 2016 to September 15, 2016. In addition, during the quarter ended December 31, 2016, the Company declared and paid a cash dividend of $0.3671875 per depositary share. These dividends were paid on September 15, 2016 and December 15, 2016, to holders of record on September 1, 2016 and December 1, 2016, respectively.
18. Stock plans

(a)	Long Term Incentive Plan
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. The total number of shares reserved for issuance under the LTIP are 2,753,292 shares of which 1,251,411 shares are remaining. The LTIP is administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.
(i)    Options
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
Activity with respect to options for the year ended December 31, 2016 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price	Total Intrinsic Value (a)	Company Proceeds Received
Options outstanding, beginning of year	65,401	$7.74	$20.17
Options exercised	(39,265)	8.37	17.96	$1,260	$277
Options outstanding, end of year	26,136	$6.78	$23.48
Activity with respect to options for the year ended December 31, 2015 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price	Total Intrinsic Value (a)	Company Proceeds Received
Options outstanding, beginning of year	1,160,057	$7.12	$17.74
Options exercised	(1,094,656)	7.09	17.60	$26,367	$6,277
Options outstanding, end of year	65,401	$7.74	$20.17
Activity with respect to options for the year ended December 31, 2014 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price	Total Intrinsic Value (a)	Company Proceeds Received
Options outstanding, beginning of year	1,572,713	$6.66	$18.88
Options exercised	(412,656)	5.36	22.07	$7,459	$9,107
Options outstanding, end of year	1,160,057	$7.12	$17.74

(a)
The total intrinsic value in the tables above represent the amount by which the market price of the Company’s common stock is greater than the option strike price multiplied by the number of options exercised during the year.

There have been no unamortized share compensation expenses in respect of options since the year ended December 31, 2012. The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2016 was $831 (December 31, 2015: $1,740).
(ii)    Restricted share awards
Restricted shares granted under the LTIP vest either pro rata or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $36,887 were recorded for the year ended December 31, 2016 (2015: $35,386; 2014: $31,335). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to unvested restricted share awards for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Years Ended December 31,
	2016		2015		2014
	Restricted Share Awards	Weighted Average Grant Date Fair Value	Restricted Share Awards	Weighted Average Grant Date Fair Value	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, beginning of year	2,739,446	$38.25	2,858,711	$35.81	2,684,745	$33.74
Restricted share awards granted	564,345	48.83	724,357	43.67	1,051,348	37.81
Restricted share awards vested	(796,716)	37.40	(788,758)	34.41	(797,446)	31.44
Restricted share awards forfeited	(37,093)	41.27	(54,864)	38.14	(79,936)	36.09
Restricted share awards outstanding, end of year	2,469,982	$40.89	2,739,446	$38.25	2,858,711	$35.81
At December 31, 2016, there were $58,804 (December 31, 2015: $69,143) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.3 years (December 31, 2015: 2.4 years).
(iii)    Restricted share units
Restricted share units under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $1,285 were recorded for the year ended December 31, 2016 (2015: $1,160; 2014: $876). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share units for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Years Ended December 31,
	2016		2015		2014
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, beginning of year	114,337	$38.47	103,484	$36.54	66,518	$33.74
Restricted share units granted	27,609	50.03	28,057	42.91	53,025	38.10
Restricted share units vested	(23,982)	38.18	(19,455)	34.58	(18,325)	30.71
Restricted share units issued in lieu of cash dividends	3,182	39.36	3,143	37.53	2,266	35.00
Restricted share units forfeited	(8,338)	44.34	(892)	35.42	—	—
Restricted share units outstanding, end of year	112,808	$40.95	114,337	$38.47	103,484	$36.54
At December 31, 2016, there were $2,542 (December 31, 2015: $2,790) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.6 years (December 31, 2015: 2.6 years).
(iv)    Performance share awards
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
Share compensation expenses of $4,735 were recorded for the year ended December 31, 2016 (2015: $1,795; 2014: $862). The share compensation expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period. The negative expense is due to a reversal of expenses on unvested performance share awards based on a review of current and projected performance criteria.
Activity with respect to unvested performance share awards for the years ended December 31, 2016, 2015, and 2014 was as follows:

	Years Ended December 31,
	2016		2015		2014
	Performance Share Awards	Weighted Average Grant Date Fair Value	Performance Share Awards	Weighted Average Grant Date Fair Value	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, beginning of year	172,594	$40.70	106,369	$36.03	101,820	$33.56
Performance share awards granted	125,290	48.75	81,569	45.03	52,639	37.33
Performance share awards vested	(57,581)	36.11	(15,344)	31.38	(32,746)	32.62
Performance share awards conversion adjustment	45,517	36.82	—	—	(15,344)	31.38
Performance share awards outstanding, end of year	285,820	$44.53	172,594	$40.70	106,369	$36.03
At December 31, 2016, there were $6,902 (December 31, 2015: $4,011) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 2.1 years (December 31, 2015: 2.1 years).

(b)	Total share compensation expenses
The breakdown of share compensation expenses by award type is as follows:

	Years Ended December 31,
	2016	2015	2014
Restricted share awards	$36,887	$35,386	$31,335
Restricted share units	1,285	1,160	876
Performance share awards	4,735	1,795	862
Total	$42,907	$38,341	$33,073
In addition, the Company recorded $1,869 of associated tax benefits for the year ended December 31, 2016 (2015: $3,436; 2014: $1,610). The Company also recognized $1,203 of net windfall taxes during the year ended December 31, 2016 (2015: $906; 2014: $3,513) in relation to share vestings and option exercises.

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
The assumptions used to determine net periodic pension expense for the years ended December 31, 2016 and 2015 are as follows:

	Years Ended December 31,
	2016	2015
Discount rate	3.50%	2.75%
Increase in compensation levels rate	5.00%	5.00%

The assumptions used to determine benefit obligations as at December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Discount rate	4.00%	4.00%
Increase in compensation levels rate	5.00%	5.00%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables present a reconciliation of the beginning and ending funded status and the net amounts recognized for the defined benefit plans for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Change in benefit obligation
Projected benefit obligation, beginning of year	$15,722	$16,493
Service cost	1,026	1,024
Interest cost	594	434
Actuarial losses (gains)	1,473	(46)
Benefit payments	(98)	(98)
Settlements	(1,738)	(2,085)
Projected benefit obligation, end of year	$16,979	$15,722

Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Employer contributions	1,836	2,186
Benefit payments	(98)	(98)
Settlements	(1,738)	(2,088)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(16,979)	$(15,722)

Net amount recognized in accounts payable and accrued expenses	$(16,979)	$(15,722)

Amounts recognized in accumulated other comprehensive loss consist of
Net loss (gain)	$226	$(517)
Prior service credit	6	4
Net amount recognized	$232	$(513)

	December 31, 2016	December 31, 2015
Projected benefit obligation	$16,979	$15,722
Accumulated benefit obligation	$13,480	$13,308
Fair value of plan assets	$—	$—

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The components of net periodic pension expense for the years ended December 31, 2016 and 2015 are as follows:

	Years Ended December 31,
	2016	2015
Service cost	$1,026	$1,024
Interest cost	594	434
Amortization of prior service cost	(2)	(2)
Amortization of net loss	374	312
Net periodic benefit cost	1,992	1,768
Settlement loss	356	484
Net periodic pension expense	$2,348	$2,252
Other changes in plan assets and benefit obligations recognized in other comprehensive loss for the years ended December 31, 2016 and 2015 are as follows:

	Years Ended December 31,
	2016	2015
Net loss (gain)	$1,473	$(43)
Amortization of loss	(374)	(312)
Amortization of prior service cost	2	2
Settlement loss	(356)	(484)
Total recognized in other comprehensive loss	$745	$(837)
Total recognized in net pension expense and other comprehensive loss (before tax effects)	$3,093	$1,415
The estimated amount of net loss and prior service cost expected to be amortized from accumulated other comprehensive (loss) income into net periodic pension expense over the next fiscal year is $2.
The employer benefit payments/settlements for the year ended December 31, 2016 were $1,836 (2015: $2,183). As at December 31, 2016, the projected benefits are as follows:

December 31, 2016
2017	$2,740
2018	7,072
2019	92
2020	2,665
2021	83
2022-2026	5,449
Total benefit payments required	$18,101

(b)	Other pension plans
The Company provides pension benefits to eligible employees through various plans which are managed externally and sponsored by the Company. The Company’s contributions are expensed as incurred. The Company’s expenses for its defined contribution retirement plans for the years ended December 31, 2016, 2015 and 2014 were $13,419, $13,684 and $10,606, respectively.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

20. Debt and financing arrangements
The Company’s financing structure consists of debentures and senior notes payable along with credit and other facilities.
The Company’s outstanding debentures and senior notes payable as at December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Deferrable debentures
2006 Junior Subordinated	$150,000	$150,000
2007 Junior Subordinated	139,800	139,800
Flagstone 2006 Junior Subordinated	133,676	134,118
Flagstone 2007 Junior Subordinated	113,750	113,750
Total debentures payable	537,226	537,668
2010 Senior notes payable	250,000	250,000
Less: Unamortized debt issuance costs	(4,638)	(4,839)
Total senior notes payable	245,362	245,161
Total debentures and senior notes payable	$782,588	$782,829
The Company’s outstanding credit and other facilities as at December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
	Commitment	Drawn and outstanding	Commitment	Drawn and outstanding
Credit and other facilities
$85,000 syndicated unsecured letter of credit facility	$85,000	$—	$85,000	$—
$300,000 syndicated secured letter of credit facility	300,000	90,252	300,000	235,540
$24,000 secured bi-lateral letter of credit facility	24,000	4,553	24,000	10,543
$20,000 AlphaCat Re secured letter of credit facility	20,000	20,000	30,000	30,000
$25,000 IPC bi-lateral facility	25,000	5,842	25,000	9,241
$236,000 Flagstone bi-lateral facility	236,000	144,392	236,000	193,764
Total credit and other facilities	$690,000	$265,039	$700,000	$479,088

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(a)	Senior notes and junior subordinated deferrable debentures
The following table summarizes the key terms of the Company’s senior notes and junior subordinated deferrable debentures:

Description	Issuance date	Amount	Maturity date	Interest Rate as at				Interest payments due
				Issuance Date		December 31, 2016
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	9.069%	(a)	5.831%	(e)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$133,676	September 15, 2036	3.540%	(b)	6.463%	(e)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	8.480%	(c)	5.180%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	3.000%	(b)	5.900%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	3.100%	(b)	5.983%	(e)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(d)	8.875%	(d)	Semi-annually in arrears

(a)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 3.550% thereafter, reset quarterly.

(b)	Floating interest rate of three-month LIBOR plus amount stated, reset quarterly.

(c)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 2.950% thereafter, reset quarterly.

(d)	Fixed interest rate.

(e)	Fixed interest rate as a result of interest rate swap contracts entered into by the Company.
Senior Notes
The 2010 Senior Notes due 2040 (the “2010 Senior Notes”) were part of a registered public offering and mature on January 26, 2040. The Company may redeem the notes, in whole at any time, or in part from time to time, at the Company’s option on not less than 30 nor more than 60 days’ notice, at a make-whole redemption price as described in “Description of the Notes - Optional Redemption” in the 2010 Senior Notes prospectus supplement. In addition, the Company may redeem the notes, in whole, but not in part, at any time upon the occurrence of certain tax events as described in “Description of the Notes - Redemption for Tax Purposes” in the prospectus supplement.
Debt issuance costs are amortized to income over the life of the 2010 Senior Notes and are presented on a net basis within the senior notes payable balance in the Company’s Consolidated Balance Sheets. There were no redemptions made during the year ended December 31, 2016 and 2015.
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
Debt issuance costs for the 2006 and 2007 Junior Subordinated Deferrable Debentures were amortized to income over the five year optional redemption periods. They are redeemable at the Company’s option at par. There were no redemptions made during the year ended December 31, 2016 and 2015.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

As part of the acquisition of Flagstone, the Company assumed junior subordinated deferrable debentures due 2036 and 2037 (respectively, the “Flagstone 2006 Junior Subordinated Deferrable Debentures” and “Flagstone 2007 Junior Subordinated Deferrable Debentures”). These debentures are redeemable quarterly at par. There were no redemptions made during the year ended December 31, 2016 and 2015.
Future payments of principal of $537,226 on the debentures discussed above are all expected to be after 2021.

(b)	Credit facilities
(i)    $85,000 syndicated unsecured letter of credit facility and $300,000 syndicated secured letter of credit facility
On December 9, 2015, the Company entered into a $85,000 five year unsecured facility with various counterparties as co-documentation agents and the lenders party thereto, which provides for letter of credit (“LOC”) and revolving credit availability for the Company (the “Five Year Unsecured Facility”) (the full $85,000 of which is available for LOC’s and/or revolving loans). The Five Year Unsecured Facility was provided by a syndicate of commercial banks. LOC’s under the Five Year Unsecured Facility are available to support obligations in connection with the reinsurance business of the Company and its subsidiaries. Loans under the Five Year Unsecured Facility are available for the general corporate and working capital purposes of the Company. The Company may request that existing lenders under the Five Year Unsecured Facility or prospective additional lenders agree to make available additional commitments from time to time so long as the aggregate commitments under the Five Year Unsecured Facility do not exceed $150,000.
Also on December 9, 2015, the Company entered into a $300,000 five year secured credit facility, with the same parties, which provides for LOC availability for the Company (the “Five Year Secured Facility” and together with the Five Year Unsecured Facility, the “Credit Facilities”). The Five Year Secured Facility was also provided by a syndicate of commercial banks. LOC’s under the Five Year Secured Facility will be available to support obligations in connection with the reinsurance business of the Company and its subsidiaries. The Company may request that existing lenders under the Five Year Secured Facility or prospective additional lenders agree to make available additional commitments from time to time so long as the aggregate commitments under the Five Year Secured Facility do not exceed $400,000. The obligations of the Company under the Five Year Secured Facility are secured by cash and securities deposited into cash collateral accounts from time to time with The Bank of New York Mellon.
As of December 31, 2016, there was $nil (December 31, 2015: $nil) of outstanding LOC’s under the Five Year Unsecured Facility and $90,252 (December 31, 2015: $235,540) of outstanding LOC’s under the Five Year Secured Facility.
The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending June 30, 2015, to be increased quarterly by an amount equal to 25.0% of the Company’s consolidated net income (if positive) for such quarter plus 50.0% of the aggregate increases in the consolidated shareholders’ equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Reinsurance, Ltd. and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair). In addition, the Credit Facilities contain customary negative covenants applicable to the Company, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type. As of December 31, 2016, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.
(ii)    $25,000 IPC bi-lateral facility
The Company assumed an existing evergreen LOC facility through the acquisition of IPC Holdings, Ltd. (the “IPC bi-lateral facility”). As of December 31, 2016, there were $5,842 of outstanding LOC’s issued under the IPC bi-lateral facility (December 31, 2015: $9,241). As of December 31, 2016, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC bi-lateral facility.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(iii)    $24,000 secured bi-lateral letter of credit facility
The Company is party to an evergreen secured bi-lateral LOC facility with Citibank Europe plc (the “Secured bi-lateral LOC facility”). As of December 31, 2016, $4,553 (December 31, 2015: $10,543) of LOC’s were outstanding under the Secured bi-lateral LOC facility. The Secured bi-lateral LOC facility has no fixed termination date and as of December 31, 2016, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Secured bi-lateral LOC facility.
(iv)    $20,000 AlphaCat Re secured letter of credit facility
During 2013, AlphaCat Re entered into a secured evergreen LOC facility with Comerica Bank. This facility provided for LOC’s issued by AlphaCat Re to be used to support its reinsurance obligations. During the second quarter of 2016 the available amount under this facility was reduced to $20,000 from $30,000. As of December 31, 2016, $20,000 (December 31, 2015: $30,000) of LOC’s were outstanding under this facility. As of December 31, 2016, and throughout the reporting periods presented, AlphaCat Re was in compliance with all covenants and restrictions under the AlphaCat Re secured LOC facility.
(v)    $236,000 Flagstone bi-lateral facility
As part of the acquisition of Flagstone, the Company assumed an evergreen LOC Master Agreement between Citibank Europe plc and Flagstone Reassurance Suisse, S.A. (the “Flagstone Bi-Lateral Facility”). As of December 31, 2016, the Flagstone Bi-Lateral Facility had $144,392 (December 31, 2015: $193,764) of LOC’s issued and outstanding. As of December 31, 2016, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Flagstone Bi-Lateral Facility.
(vi)    Investments and cash pledged as collateral
The Company has pledged investments and cash as collateral under the Company’s credit facilities in the total amount of $442,184 (December 31, 2015: $826,535) as detailed in the table below:

	December 31, 2016	December 31, 2015
$300,000 syndicated secured letter of credit facility	$157,597	$370,909
$24,000 secured bi-lateral letter of credit facility	48,097	47,607
$20,000 AlphaCat Re secured letter of credit facility	20,032	30,153
$236,000 Flagstone bi-lateral facility	216,458	377,866
Total	$442,184	$826,535

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Finance expenses
Finance expenses consist of interest on the junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, credit facility fees, bank charges, Talbot Funds at Lloyds (“FAL”) facility costs, AlphaCat financing fees and other charges as follows:

	Years Ended December 31,
	2016	2015	2014
2006 Junior Subordinated Deferrable Debentures	$8,893	$8,868	$8,868
2007 Junior Subordinated Deferrable Debentures	7,362	7,341	7,341
Flagstone 2006 Junior Subordinated Deferrable Debentures	9,028	8,989	9,001
Flagstone 2007 Junior Subordinated Deferrable Debentures	7,100	7,123	7,129
2010 Senior Notes due 2040	22,388	22,388	22,388
Credit facilities	2,060	6,006	5,516
Bank charges, Talbot FAL facility and other charges (a)	504	4,592	4,536
AlphaCat fees (b)	1,185	9,435	3,545
Total finance expenses	$58,520	$74,742	$68,324

(a)	On November 30, 2015, the Company terminated its Talbot FAL Facility provided and arranged by Lloyds Bank plc and ING Bank N.V., London Branch.

(b)	Includes finance expenses incurred by AlphaCat Managers in relation to fund raising for the AlphaCat sidecars, the AlphaCat ILS funds and AlphaCat direct.
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
The Company has subsidiaries and branches with operations in several jurisdictions outside Bermuda, including but not limited to the U.K., U.S., Switzerland and Canada that are subject to relevant taxes in those jurisdictions. Within Note 26, “Segment information,” gross premiums written are allocated to the territory of coverage exposure and therefore do not correlate to pre-tax income generated in any of the territories identified.
The Company’s income (loss) before income taxes for the years ended December 31, 2016, 2015 and 2014 was generated in the following domestic and foreign jurisdictions:

	Years Ended December 31,
	2016	2015	2014
Domestic
Bermuda	$447,257	$470,454	$518,476
Foreign
U.K.	4,308	13,621	10,824
U.S.	4,038	(4,176)	(11,752)
Switzerland	(1,084)	2,276	9,941
Canada	2,599	493	2,773
Other	33,736	(2,074)	29,076
Total income before income taxes	$490,854	$480,594	$559,338

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Income tax (benefit) expense is comprised of both current and deferred tax attributable to U.S. and Non-U.S. jurisdictions as follows:

	Years Ended December 31,
	2016	2015	2014
Current income tax expense
U.S.	$2,042	$739	$21,257
Non-U.S.	711	6,028	26,179
Total current income tax expense	$2,753	$6,767	$47,436

Deferred income tax (benefit) expense
U.S.	$(3,487)	$1,360	$(24,998)
Non-U.S.	(18,995)	(1,751)	(22,283)
Total deferred income tax benefit	$(22,482)	$(391)	$(47,281)

Total income tax (benefit) expense
U.S.	$(1,445)	$2,099	$(3,741)
Non-U.S.	(18,284)	4,277	3,896
Total income tax (benefit) expense	$(19,729)	$6,376	$155
The table below is a reconciliation of the actual income tax (benefit) expense for the years ended December 31, 2016, 2015 and 2014 to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before taxes:

	Years Ended December 31,
	2016	2015	2014
Expected tax expense at Bermuda statutory rate of 0%	$—	$—	$—
Foreign tax rate differential	11,394	6,462	7,993
Changes in valuation allowance	(36,990)	9,830	(7,284)
Tax exempt income and expenses not deductible	(1,960)	393	(6,055)
Share compensation tax windfall	1,203	906	3,513
Impact of enacted changes in tax rates	8,931	69	250
Prior years tax adjustments	(5,199)	(12,272)	666
Other	2,892	988	1,072
Actual income tax (benefit) expense	$(19,729)	$6,376	$155
Deferred tax assets and liabilities primarily represent the tax effect of temporary differences between the carrying value of assets and liabilities for financial statement purposes and such values as measured by tax laws and regulations in countries in which the operations are taxable. Deferred tax assets may also represent the tax effect of tax losses carried forward.
In assessing whether a deferred tax asset can be recovered and assessing the need for a valuation allowance, the Company considers all positive and negative evidence to determine whether it is more-likely-than-not that the tax benefit of part or all of a deferred tax asset will be realized. The Company’s framework for assessing the recoverability of deferred tax assets primarily considers taxable income in prior carryback years when permitted by law, future reversal of existing taxable temporary differences, available tax planning strategies and the expected occurrence of future taxable income. The weighting of the positive and negative evidence is commensurate with the extent to which they can be objectively verified.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Significant components of the Company’s deferred tax assets and liabilities as at December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Deferred tax asset
Tax losses carried forward	$116,416	$167,929
Deferred compensation	6,915	7,504
Deferred interest expense	2,039	2,047
Tax credits carried forward	5,469	2,761
Discounting of loss reserves	9,938	11,882
Unearned premiums reserve	6,647	4,291
Pension	5,943	5,503
Lloyd’s underwriting loss deductible in future periods	581	47
Other	4,943	4,111
Deferred tax asset, gross of valuation allowance	158,891	206,075
Valuation allowance	(98,065)	(167,929)
Net deferred tax asset	$60,826	$38,146

Deferred tax liability
Deferred acquisition costs	4,633	1,989
Intangibles	7,583	8,111
Unrealized appreciation on investments	3,179	7,073
Properties and fixed assets	2,593	2,044
Other	2,640	1,115
Deferred tax liability	20,628	20,332
Net deferred tax asset	$40,198	$17,814
The movement in deferred tax asset on tax losses carried forward and related valuation allowance from December 31, 2015 to December 31, 2016 can be explained as follows:

	Deferred Tax Asset on Tax Losses Carried Forward	Valuation Allowance
Balance as at December 31, 2015	$167,929	$(167,929)
Movement due to use of tax losses carried forward	(10,990)	10,990
Movement due to provision to return adjustments	1,108	(1,108)
Movement due to changes in enacted tax rates	(8,757)	8,757
Movement due to change in assessment of deferred tax asset recoverability	—	18,351
Forfeiture of tax losses carried forward	(32,927)	32,927
Other	53	(53)
Balance as at December 31, 2016	$116,416	$(98,065)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The movement of $10,990 represents the tax benefit from the use of tax losses carried forward where a full valuation allowance was provided (Luxembourg: $6,722; U.S.: $3,066; and Singapore: $1,202). The movement of $1,108 represents prior year adjustments reflecting tax losses carried forward as per tax returns filed. The movement of $8,757 reflects the impact of enacted changes in income tax rates under Luxembourg law. The change in valuation allowance of $18,351 is due to the partial release of a valuation allowance which had previously been applied against a deferred tax asset related to carried forward Luxembourg tax losses acquired as part of the Flagstone acquisition. As of December 31, 2016, the Company believes, after review of all available positive and negative evidence, that it is more-likely-than-not to have sufficient future taxable income to realize a portion of that deferred tax asset. As such, the Company has recorded a partial release of the previously held valuation allowance resulting in a current year tax benefit. The tax effect from forfeiture of tax losses carried forward of $32,927 primarily results from $18,438 related to the closure of certain Luxembourg operations and $14,489 attributable to the reduction of Swiss tax losses associated with the application of non-taxable income of Validus Re Swiss’ Bermuda Branch in accordance with Swiss law.
As at December 31, 2016, the Company had net operating and capital losses carried forward, inclusive of cumulative currency translation adjustments, as follows:

Tax Jurisdiction	Losses carried forward	Tax effect	Expiration
U.S.	$11,195	$3,918	2029 - 2035
Switzerland	$157,512	$33,078	2018 - 2020
Luxembourg	$300,121	$78,310	None
Singapore	$11,090	$1,109	None
The valuation allowance as at December 31, 2016 of $98,065 (2015: $167,929) relates to tax losses carried forward of subsidiaries primarily in Luxembourg, Switzerland, Singapore and the U.S. The Company believes it is necessary to maintain a full valuation allowance against the deferred tax assets related to tax losses carried forward in Switzerland, Singapore and the U.S. after review of all available positive and negative evidence, including uncertainty regarding the ability of the concerned operations to generate future taxable income to utilize the losses carried forward and realize the deferred tax assets. The weighting of the positive and negative evidence is commensurate with the extent to which they can be objectively verified.
As mentioned above, a partial release of $18,351 of the valuation allowance previously held against a deferred tax asset related to tax losses carried forward in Luxembourg was recorded as of December 31, 2016. The Company believes, after review of all positive and negative evidence, it is now more-likely-than-not to have sufficient future taxable income to realize a portion of that deferred tax asset.
The Company will continue to monitor all available positive and negative evidence, including its expectations for future taxable income in the relevant jurisdictions, in relation to the recoverability of its existing deferred tax balances. If the Company’s positive evidence continues to develop favorably in the foreseeable future, it is possible that further releases of the valuation allowances related to deferred tax asset balances will occur.
As at December 31, 2016 and 2015, the Company had no accrued liabilities for tax, interest and penalties relating to uncertain tax positions. Interest and penalties related to uncertain tax positions would be recognized in income tax expense.
The Company has undistributed earnings in several foreign subsidiaries. If such earnings were to be distributed, as dividends or otherwise, they may be subject to income and withholding taxes. As a general rule, the Company intends to only distribute earnings that can be distributed in a tax free manner and indefinitely reinvest any other earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is currently not practicable due to the different possible methods for repatriating earnings.
As at December 31, 2016, the Company had no open examinations by local tax authorities. The Company has open tax years that are potentially subject to examinations by local tax authorities in the following major tax jurisdictions: the U.K., 2015 and 2016; the U.S., 2013 to 2016; Switzerland, 2012 to 2016; and Canada, 2012 to 2016.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

22. Accumulated other comprehensive (loss) gain
The changes in accumulated other comprehensive (loss) gain, by component for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31, 2016
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of year	$(11,834)	$334	$(1,069)	$(12,569)
Other comprehensive (loss) gain, net of tax	(10,440)	(484)	277	(10,647)
Balance, net of tax, end of year	$(22,274)	$(150)	$(792)	$(23,216)

	Year Ended December 31, 2015
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of year	$(8,118)	$(210)	$(228)	$(8,556)
Other comprehensive (loss) gain, net of tax	(3,716)	544	(841)	(4,013)
Balance, net of tax, end of year	$(11,834)	$334	$(1,069)	$(12,569)

	Year Ended December 31, 2014
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of year	$(617)	$—	$—	$(617)
Other comprehensive loss, net of tax	(7,501)	(210)	(228)	(7,939)
Balance, net of tax, end of year	$(8,118)	$(210)	$(228)	$(8,556)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

23. Commitments and contingencies

(a)	Concentrations of credit risk
The Company underwrites a significant amount of its reinsurance business through three particular brokers as set out below. There is credit risk associated with payments of insurance and reinsurance balances to the Company if these brokers are unable to fulfill their contractual obligations. These companies are large, well established, and there are no indications they are financially distressed. There was no other broker or party insured or reinsured that accounted for more than 10% of gross premiums written for the periods mentioned.
The following table shows the percentage of gross premiums written by broker for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Marsh & McLennan Companies, Inc.	28.8%	28.2%	28.5%
Aon Benfield Group Ltd.	16.2%	15.5%	20.0%
Willis Towers Watson plc	14.1%	14.3%	18.0%

(b)	Employment agreements
The Company has entered into employment agreements with certain individuals that provide for executive benefits and severance payments under certain circumstances.

(c)	Operating leases
The Company leases office space and office equipment under operating leases. Total rent expense with respect to these operating leases for the year ended December 31, 2016 was approximately $9,761 (2015: $10,143, 2014: $10,540). Future minimum lease commitments are as follows:

December 31, 2016
2017	$11,878
2018	12,214
2019	11,958
2020	11,059
2021	10,316
2022 and thereafter	46,418
Total	$103,843

(d)	Funds at Lloyd’s
Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on Syndicate 1183’s business plan, rating environment and reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises cash and investments. The Company provided FAL in the amount of $583,600 for the 2017 underwriting year (2016: $617,000).
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
Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2017 estimated premium income at Lloyd’s of £600,000, at December 31, 2016 exchange rate of £1 equals $1.23 and assuming the maximum 3% assessment, the Company would be assessed approximately $22,140.

(f)	Investment affiliate commitments
As discussed in Note 7, “Investments,” on December 20, 2011 the Company entered into an Assignment and Assumption Agreement with Aquiline Capital Partners LLC, pursuant to which it assumed total capital commitments of $50,000. The Company’s remaining commitment at December 31, 2016 was $1,700 (December 31, 2015: $3,413).
On October 2, 2014, the Company assumed an additional investment in Aquiline Capital Partners II GP (Offshore) Ltd. as part of the Western World acquisition representing a total capital commitment of $10,000. The Company’s remaining capital commitment at December 31, 2016 was $340 (December 31, 2015: $683).
On November 7, 2014, the Company entered into a Subscription Agreement with Aquiline Capital Partners III GP (Offshore) Ltd., pursuant to which it assumed total capital commitments of $100,000 in respect of Limited Partnership Interests in Aquiline Financial Services Fund III L.P. (the “Fund”). The Company’s remaining commitment at December 31, 2016 was $62,031 (December 31, 2015: $86,110).

(g)	AlphaCat commitments
On December 29, 2014, the Company entered into an agreement with an AlphaCat ILS fund pursuant to which it assumed total capital commitments of $20,000. On December 29, 2015, the Company assumed an additional capital commitment of $20,000. The Company’s remaining unfunded capital commitment at December 31, 2016 was $nil (December 31, 2015: $10,000).
On December 30, 2015, the Company entered into an agreement with another AlphaCat ILS fund pursuant to which it assumed total capital commitments of $25,000. The Company’s remaining unfunded capital commitment at December 31, 2016 was $nil (December 31, 2015: $9,536). On December 30, 2016, a portion of the Company’s initial investment was returned and the Company assumed an additional capital commitment of $25,000. The Company’s remaining unfunded capital commitment on the additional investment at December 31, 2016 was $10,000.

(h)	Fixed maturity commitments
At December 31, 2016, the Company had an outstanding commitment to participate in certain secured loan facilities through participation agreements with an established loan originator. The undrawn amount under the revolver facility participations as at December 31, 2016 was $28,499 (December 31, 2015: $34,888).

(i)	Other investment commitments
At December 31, 2016, the Company had capital commitments in certain other investments of $308,000 (December 31, 2015: $263,000). The Company’s remaining unfunded capital commitment to these investments at December 31, 2016 was $156,134 (December 31, 2015: $185,548).

(j)	Structured settlements
As at December 31, 2016, the Company is contingently liable for the present value of amounts not yet due under annuities purchased by Western World where the claimant is the payee for the amount of $3,186 (December 31, 2015: $3,108).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

24. Related party transactions
The transactions listed below are classified as related party transactions as principals and/or directors of each counterparty are members of the Company’s board of directors.

(a)	Aquiline Capital Partners LLC (“Aquiline Capital”)
Group Ark Insurance
Pursuant to reinsurance agreements with a subsidiary of Group Ark Insurance Holdings Ltd. (“Group Ark”), the Company recognized gross premiums written during the year ended December 31, 2016 of $3,157 (2015: $2,718; 2014: $2,073) with $292 included in premiums receivable at December 31, 2016 (December 31, 2015: $82). The Company also recognized reinsurance premiums ceded during the year ended December 31, 2016 of $40 (2015: $24; 2014: $126) and had reinsurance balances payable of $nil at December 31, 2016 (December 31, 2015: $4). The Company recorded $798 of loss reserves recoverable at December 31, 2016 (December 31, 2015: $790) and earned premium adjustments of $3,115 were recorded during the year ended December 31, 2016 (2015: $2,833; 2014: $1,982).
Until July 2016, Aquiline Capital were shareholders of Group Ark. Christopher E. Watson, a director of the Company and senior principal of Aquiline Capital, serves as a director of Group Ark.
Wellington
Pursuant to reinsurance agreements with a subsidiary of Wellington Insurance Company (“Wellington”), the Company recognized gross premiums written during the year ended December 31, 2016 of $2,860 (2015 and 2014: $nil) with $666 included in premiums receivable at December 31, 2016 (December 31, 2015: $nil). The Company also recognized earned premium adjustments during the year ended December 31, 2016 of $2,603 (2015 and 2014: $nil). Aquiline Capital are shareholders of Wellington and Christopher E. Watson, a director of the Company and senior principal of Aquiline Capital, serves as a director of Wellington.
Conning
On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. (“Conning”) to manage a portion of the Company’s investment portfolio. Aquiline Capital acquired Conning on June 16, 2009. Jeffrey W. Greenberg, a director of the Company, serves as a director of Conning Holdings Corp., the parent company of Conning. During the third quarter of 2015, Aquiline Capital disposed of its investment in Conning resulting in it no longer being a related party with effect from September 30, 2015. Investment management fees earned by Conning for the years ended December 31, 2015 and 2014 were $841 and $1,125, respectively.
Aquiline II
On December 20, 2011, the Company entered into an Agreement with Aquiline Capital and Aquiline II General Partner pursuant to which the Company has assumed 100% of Aquiline Capital’s interest in the Aquiline II Partnership representing a total capital commitment of $50,000 (the “Aquiline II Commitment”), as a limited partner in the Partnership (the “Transferred Interest”). On October 2, 2014, the Company assumed an additional investment in the Aquiline II Partnership as part of the Western World acquisition representing a total capital commitment of $10,000. Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital.
For the year ended December 31, 2016, the Company incurred partnership fees of $843 (2015: $1,519; 2014: $410) and, for the years ended December 31, 2016, 2015 and 2014, had net capital (distributions) contributions of ($9,032), $6,093 and $12,468, respectively.
Aquiline III
On November 7, 2014, the Company entered into a Subscription Agreement with the Aquiline III General Partner pursuant to which the Company committed and agreed to purchase limited partnership or other comparable limited liability equity interests (the “Limited Partnership Interests”) in the “Aquiline III Partnership, and/or one or more Alternative Investment Vehicles and Intermediate Entities (together with the Aquiline III Partnership, the “Fund” or the “Entities”) with a capital commitment (the “Aquiline III Commitment”) in an amount equal to $100,000, as a limited partner in the Aquiline III Partnership.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

For the year ended December 31, 2016, the Company incurred partnership fees of $2,031 (2015: $1,814; 2014: $nil) and, for the years ended December 31, 2016, 2015 and 2014, made net capital contributions of $23,873 and $13,793 and $nil, respectively.
(b)    Other
Certain shareholders of the Company and their affiliates, as well as employees of entities associated with directors and officers may have purchased insurance and/or reinsurance from the Company in the ordinary course of business. The Company does not believe these transactions to be material.
25. Earnings per share
The following table sets forth the computation of basic earnings per share and earnings per diluted share available to common shareholders for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Basic earnings per share
Net income available to Validus common shareholders	$359,384	$374,893	$479,963
Less: Dividends on outstanding warrants	—	(3,566)	(6,208)
Net income allocated to Validus common shareholders	$359,384	$371,327	$473,755

Weighted average number of common shares outstanding	81,041,974	83,107,236	90,354,745

Basic earnings per share available to Validus common shareholders	$4.43	$4.47	$5.24

Earnings per diluted share
Net income available to Validus common shareholders	$359,384	$374,893	$479,963
Less: Dividends on outstanding warrants	—	—	—
Net income allocated to Validus common shareholders	$359,384	$374,893	$479,963

Weighted average number of common shares outstanding	81,041,974	83,107,236	90,354,745
Share equivalents:
Warrants	—	2,090,248	2,789,032
Stock options	28,196	151,867	745,561
Unvested restricted shares	1,289,290	1,077,409	800,933
Weighted average number of diluted common shares outstanding	82,359,460	86,426,760	94,690,271

Earnings per diluted share available to Validus common shareholders	$4.36	$4.34	$5.07
Share equivalents that would result in the issuance of common shares of 133,810, 167,417 and 199,740 were outstanding for the years ended December 31, 2016, 2015 and 2014, respectively but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

26. Segment information
The Company conducts its operations worldwide through four operating segments, which have been determined under ASC Topic 280 “Segment Reporting” to be Validus Re, Talbot, Western World and AlphaCat. The Company’s operating segments are strategic business units that offer different products and services. They are managed and have capital allocated separately because each segment undertakes different strategies.
A description of each of the Company’s operating segments and its corporate and investments function is as follows:
Validus Re Segment
The Validus Re segment is focused primarily on treaty reinsurance. The primary lines in which the segment conducts business are property, marine and specialty which includes agriculture, aerospace and aviation, financial lines of business, nuclear, terrorism, life, accident & health, workers’ compensation, crisis management, contingency, technical lines, composite, trade credit and casualty.
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
Corporate and Investments
The Company has a corporate and investments function (“Corporate and Investments”), which includes the activities of the parent company, and which carries out certain functions for the group, including investment management. Corporate and Investments includes investment income on a managed basis and other non-segment expenses, predominantly general and administrative, stock compensation and finance expenses. Corporate and Investments also denotes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For internal reporting purposes, Corporate and Investments is reflected separately; however, it is not considered an operating segment under these circumstances. Other reconciling items include, but are not limited to, the elimination of certain inter segment revenues and expenses and other items that are not allocated to the operating segments.
Underwriting income and the AlphaCat asset manager view are non-GAAP financial measures. A reconciliation of segmental income to net income available to Validus is included in the tables below.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and “Corporate and Investments”:

	Years Ended December 31,
Validus Re Segment Information	2016	2015	2014
Underwriting revenues
Gross premiums written	$1,111,054	$1,126,759	$1,118,532
Reinsurance premiums ceded	(111,564)	(149,088)	(163,678)
Net premiums written	999,490	977,671	954,854
Change in unearned premiums	(55,545)	12,542	(37,570)
Net premiums earned	943,945	990,213	917,284
Other insurance related (loss) income	(55)	3,575	3,159
Total underwriting revenues	943,890	993,788	920,443

Underwriting deductions
Losses and loss expenses	411,488	457,976	307,290
Policy acquisition costs	181,040	166,387	141,670
General and administrative expenses	72,770	78,428	74,739
Share compensation expenses	11,034	10,350	9,739
Total underwriting deductions	676,332	713,141	533,438
Underwriting income	$267,558	$280,647	$387,005

Selected ratios:
Ratio of net to gross premiums written	90.0%	86.8%	85.4%

Losses and loss expense ratio	43.6%	46.2%	33.5%

Policy acquisition cost ratio	19.2%	16.8%	15.5%
General and administrative expense ratio (a)	8.8%	9.0%	9.2%
Expense ratio	28.0%	25.8%	24.7%
Combined ratio	71.6%	72.0%	58.2%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Years Ended December 31,
Talbot Segment Information	2016	2015	2014
Underwriting revenues
Gross premiums written	$970,702	$1,018,835	$1,101,770
Reinsurance premiums ceded	(175,729)	(198,896)	(192,211)
Net premiums written	794,973	819,939	909,559
Change in unearned premiums	(13,057)	18,152	(29,785)
Net premiums earned	781,916	838,091	879,774
Other insurance related income	455	851	1,095
Total underwriting revenues	782,371	838,942	880,869

Underwriting deductions
Losses and loss expenses	424,946	347,322	423,394
Policy acquisition costs	177,127	187,535	187,162
General and administrative expenses	134,479	155,306	150,828
Share compensation expenses	13,078	12,373	11,346
Total underwriting deductions	749,630	702,536	772,730
Underwriting income	$32,741	$136,406	$108,139

Selected ratios:
Ratio of net to gross premiums written	81.9%	80.5%	82.6%

Losses and loss expense ratio	54.3%	41.4%	48.1%

Policy acquisition cost ratio	22.7%	22.4%	21.3%
General and administrative expense ratio (a)	18.9%	20.0%	18.4%
Expense ratio	41.6%	42.4%	39.7%
Combined ratio	95.9%	83.8%	87.8%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Years Ended December 31,
Western World Segment Information	2016	2015	2014 (a)
Underwriting revenues
Gross premiums written	$323,220	$278,504	$65,235
Reinsurance premiums ceded	(22,634)	(18,877)	(6,428)
Net premiums written	300,586	259,627	58,807
Change in unearned premiums	(27,354)	(977)	14,189
Net premiums earned	273,232	258,650	72,996
Other insurance related income	912	1,044	264
Total underwriting revenues	274,144	259,694	73,260

Underwriting deductions
Losses and loss expenses	183,812	171,878	51,035
Policy acquisition costs	64,442	41,408	3,169
General and administrative expenses	43,280	38,715	11,121
Share compensation expenses	2,543	2,083	135
Total underwriting deductions	294,077	254,084	65,460
Underwriting (loss) income	$(19,933)	$5,610	$7,800

Selected ratios:
Ratio of net to gross premiums written	93.0%	93.2%	90.1%

Losses and loss expense ratio	67.3%	66.4%	69.9%

Policy acquisition cost ratio	23.5%	16.0%	4.4%
General and administrative expense ratio (b)	16.8%	15.8%	15.4%
Expense ratio	40.3%	31.8%	19.8%
Combined ratio	107.6%	98.2%	89.7%

(a)	The results of Western World have been included in the Company’s consolidated results from the October 2, 2014 date of acquisition.

(b)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Years Ended December 31,
AlphaCat Segment Information (a)	2016	2015	2014
Revenues
Third party	$18,771	$19,661	$18,667
Related party	3,329	5,309	7,467
Total revenues	22,100	24,970	26,134

Expenses
General and administrative expenses	10,233	12,115	10,134
Share compensation expenses	249	580	501
Finance expenses	947	9,312	3,417
Tax expenses	90	—	—
Foreign exchange losses (gains)	19	(16)	(20)
Total expenses	11,538	21,991	14,032
Income before investment income from AlphaCat Funds and Sidecars	10,562	2,979	12,102

Investment income (loss) from AlphaCat Funds and Sidecars (b)
AlphaCat Re & Master Fund	—	—	(1,377)
AlphaCat Sidecars	607	5,504	10,525
AlphaCat ILS Funds - Lower Risk	8,901	7,491	7,974
AlphaCat ILS Funds - Higher Risk	7,471	8,428	8,754
BetaCat ILS Funds	3,623	1,702	(51)
PaCRe	(23)	(3,949)	(4,340)
Total investment income from AlphaCat Funds and Sidecars	20,579	19,176	21,485
Validus’ share of AlphaCat income	$31,141	$22,155	$33,587

Supplemental information:
Gross premiums written
AlphaCat Sidecars	$(341)	$45,755	$50,023
AlphaCat ILS Funds - Lower Risk	112,222	91,363	52,264
AlphaCat ILS Funds - Higher Risk	140,022	34,228	24,498
AlphaCat Direct (c)	18,499	4,780	—
Total gross premiums written	$270,402	$176,126	$126,785

(a)	The results of AlphaCat are presented on an asset manager basis, which is non-GAAP. A reconciliation of Validus’ share of AlphaCat segment income to segmental income is presented in the tables below.

(b)	The investment income from the AlphaCat funds and sidecars is based on equity accounting.

(c)	AlphaCat Direct includes direct investments from third party investors in AlphaCat Re.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Years Ended December 31,
Corporate and Investments	2016	2015	2014
Investment income
Managed net investment income (a)	$141,718	$121,166	$95,800

Operating expenses
General and administrative expenses	72,249	75,724	80,210
Share compensation expenses	16,003	12,955	11,352
Finance expenses (a)	57,183	61,071	60,309
Dividends on preferred shares	4,455	—	—
Tax (benefit) expense (a)	(19,819)	6,376	155
Total operating expenses	130,071	156,126	152,026

Other items
Net realized gains on managed investments (a)	14,680	1,698	12,160
Change in net unrealized gains (losses) on managed investments (a)	14,106	(32,007)	(1,030)
(Loss) income from investment affiliates	(2,083)	4,281	8,411
Foreign exchange gains (losses) (a)	10,778	(8,172)	(10,700)
Other loss	(766)	(1,002)	(2,243)
Transaction expenses (b)	—	—	(8,096)
Total other items	36,715	(35,202)	(1,498)
Total Corporate and Investments	$48,362	$(70,162)	$(57,724)

(a)	These items exclude the components which are included in Validus’ share of AlphaCat and amounts which are consolidated from VIEs.

(b)
The transaction expenses relate to costs incurred in connection with the acquisition of Western World, which was completed on October 2, 2014. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables reconcile the results of our operating segments and “Corporate & Investments” to the Consolidated results of the Company for the years indicated:

	Year Ended December 31, 2016
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment and Consolidated VIEs	Corporate and Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$1,111,054	$970,702	$323,220	$270,402	$—	$(26,673)	$2,648,705
Reinsurance premiums ceded	(111,564)	(175,729)	(22,634)	(6,451)	—	26,673	(289,705)
Net premiums written	999,490	794,973	300,586	263,951	—	—	2,359,000
Change in unearned premiums	(55,545)	(13,057)	(27,354)	(13,879)	—	—	(109,835)
Net premiums earned	943,945	781,916	273,232	250,072	—	—	2,249,165
Other insurance related (loss) income	(55)	455	912	22,386	—	(20,737)	2,961
Total underwriting revenues	943,890	782,371	274,144	272,458	—	(20,737)	2,252,126

Underwriting deductions
Losses and loss expenses	411,488	424,946	183,812	44,851	—	—	1,065,097
Policy acquisition costs	181,040	177,127	64,442	26,905	—	(32)	449,482
General and administrative expenses	72,770	134,479	43,280	34,333	72,249	(20,817)	336,294
Share compensation expenses	11,034	13,078	2,543	249	16,003	—	42,907
Total underwriting deductions	676,332	749,630	294,077	106,338	88,252	(20,849)	1,893,780

Underwriting income (loss)	$267,558	$32,741	$(19,933)	$166,120	$(88,252)	$112	$358,346

Other items (a)	—	—	—	2,478	(649)	—	1,829
Dividends on preferred shares	—	—	—	—	(4,455)	—	(4,455)
Net investment income	—	—	—	9,264	141,718	(597)	150,385
(Income) attributable to AlphaCat investors	—	—	—	(23,358)	—	—	(23,358)
Net (income) attributable to noncontrolling interests	—	—	—	(123,363)	—	—	(123,363)
Segmental income (loss)	$267,558	$32,741	$(19,933)	$31,141	$48,362	$(485)

Net income available to Validus common shareholders							$359,384

(a)
Other items includes finance expenses, tax (benefit) expense, foreign exchange gains (losses), net realized and change in net unrealized gains (losses) on investments, income from investment and operating affiliates and other income (loss).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Year Ended December 31, 2015
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment and Consolidated VIEs	Corporate and Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$1,126,759	$1,018,835	$278,504	$176,126	$—	$(42,718)	$2,557,506
Reinsurance premiums ceded	(149,088)	(198,896)	(18,877)	(4,538)	—	42,718	(328,681)
Net premiums written	977,671	819,939	259,627	171,588	—	—	2,228,825
Change in unearned premiums	12,542	18,152	(977)	(11,653)	—	—	18,064
Net premiums earned	990,213	838,091	258,650	159,935	—	—	2,246,889
Other insurance related income	3,575	851	1,044	25,524	—	(24,881)	6,113
Total underwriting revenues	993,788	838,942	259,694	185,459	—	(24,881)	2,253,002

Underwriting deductions
Losses and loss expenses	457,976	347,322	171,878	657	—	—	977,833
Policy acquisition costs	166,387	187,535	41,408	16,327	—	(1,599)	410,058
General and administrative expenses	78,428	155,306	38,715	39,055	75,724	(23,519)	363,709
Share compensation expenses	10,350	12,373	2,083	580	12,955	—	38,341
Total underwriting deductions	713,141	702,536	254,084	56,619	88,679	(25,118)	1,789,941

Underwriting income	$280,647	$136,406	$5,610	$128,840	$(88,679)	$237	$463,061

Other items (a)	—	—	—	(17,967)	(102,649)	—	(120,616)
Dividends on preferred shares	—	—	—	—	—	—	—
Net investment income	—	—	—	6,658	121,166	—	127,824
(Income) attributable to AlphaCat investors	—	—	—	(2,412)	—	—	(2,412)
Net (income) attributable to noncontrolling interests	—	—	—	(92,964)	—	—	(92,964)
Segmental income	$280,647	$136,406	$5,610	$22,155	$(70,162)	$237

Net income available to Validus							$374,893

(a)
Other items includes finance expenses, tax expenses, foreign exchange gains (losses), net realized and change in net unrealized gains (losses) on investments, income from investment and operating affiliates and other income (loss).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Year Ended December 31, 2014
	Validus Re Segment	Talbot Segment	Western World Segment (c)	AlphaCat Segment and Consolidated VIEs	Corporate and Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$1,118,532	$1,101,770	$65,235	$126,785	$—	$(53,457)	$2,358,865
Reinsurance premiums ceded	(163,678)	(192,211)	(6,428)	(4,348)	—	53,457	(313,208)
Net premiums written	954,854	909,559	58,807	122,437	—	—	2,045,657
Change in unearned premiums	(37,570)	(29,785)	14,189	564	—	—	(52,602)
Net premiums earned	917,284	879,774	72,996	123,001	—	—	1,993,055
Other insurance related income	3,159	1,095	264	25,750	—	(26,796)	3,472
Total underwriting revenues	920,443	880,869	73,260	148,751	—	(26,796)	1,996,527

Underwriting deductions
Losses and loss expenses	307,290	423,394	51,035	(16,704)	—	—	765,015
Policy acquisition costs	141,670	187,162	3,169	11,584	—	(4,118)	339,467
General and administrative expenses	74,739	150,828	11,121	36,298	80,210	(23,834)	329,362
Share compensation expenses	9,739	11,346	135	501	11,352	—	33,073
Total underwriting deductions	533,438	772,730	65,460	31,679	91,562	(27,952)	1,466,917

Underwriting income	$387,005	$108,139	$7,800	$117,072	$(91,562)	$1,156	$529,610

Other items (a)	—	—	—	(12,891)	(53,866)	—	(66,757)
Net investment income	—	—	—	4,286	95,800	—	100,086
Net (income) attributable to noncontrolling interests	—	—	—	(74,880)	—	—	(74,880)
Transaction expenses (b)	—	—	—	—	(8,096)	—	(8,096)
Segmental income	$387,005	$108,139	$7,800	$33,587	$(57,724)	$1,156

Net income available to Validus							$479,963

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

(c)	The results of Western World have been included in the Company’s consolidated results from the October 2, 2014 date of acquisition.
The following table sets forth the gross premiums written by line of business for the years indicated:

	Years Ended December 31,
	2016	2015	2014 (a)
Property	$1,128,523	$1,077,700	$1,050,109
Marine	363,656	471,857	576,478
Specialty	927,746	782,463	677,026
Liability	228,780	225,486	55,252
Total	$2,648,705	$2,557,506	$2,358,865

(a)	The results of Western World have been included in the Company’s consolidated results from the October 2, 2014 date of acquisition.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the years indicated:

	Gross Premiums Written
	Year Ended December 31, 2016
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$448,243	$103,415	$323,220	$64,766	$(2,057)	$937,587	35.4%

Worldwide excluding United States (a)	51,902	148,347	—	22,206	(689)	221,766	8.4%
Australia and New Zealand	7,389	10,844	—	4,949	(133)	23,049	0.9%
Europe	28,967	34,264	—	3,245	(695)	65,781	2.4%
Latin America and Caribbean	47,586	102,293	—	—	(9,484)	140,395	5.3%
Japan	40,099	6,580	—	3,221	(33)	49,867	1.9%
Canada	3,349	6,834	—	207	(147)	10,243	0.4%
Rest of the world (b)	22,595	107,106	—	—	(2,449)	127,252	4.8%
Sub-total, non United States	201,887	416,268	—	33,828	(13,630)	638,353	24.1%
Worldwide including United States (a)	167,065	98,311	—	170,253	(10,983)	424,646	16.0%
Other locations non-specific (c)	293,859	352,708	—	1,555	(3)	648,119	24.5%
Total	$1,111,054	$970,702	$323,220	$270,402	$(26,673)	$2,648,705	100.0%

	Gross Premiums Written
	Year Ended December 31, 2015
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$530,541	$106,679	$278,504	$41,134	$(2,547)	$954,311	37.4%

Worldwide excluding United States (a)	52,860	127,540	—	8,107	(1,186)	187,321	7.3%
Australia and New Zealand	12,190	8,974	—	624	(244)	21,544	0.8%
Europe	48,240	38,657	—	2,504	(1,135)	88,266	3.5%
Latin America and Caribbean	46,258	103,318	—	38	(15,481)	134,133	5.2%
Japan	38,885	5,171	—	1,671	(109)	45,618	1.8%
Canada	3,129	6,666	—	458	(231)	10,022	0.4%
Rest of the world (b)	21,498	103,237	—	—	(3,660)	121,075	4.7%
Sub-total, non United States	223,060	393,563	—	13,402	(22,046)	607,979	23.7%
Worldwide including United States (a)	139,419	100,523	—	116,523	(18,120)	338,345	13.2%
Other locations non-specific (c)	233,739	418,070	—	5,067	(5)	656,871	25.7%
Total	$1,126,759	$1,018,835	$278,504	$176,126	$(42,718)	$2,557,506	100.0%

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

(d)	The results of Western World have been included in the Company’s consolidated results from the October 2, 2014 date of acquisition.

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
As a holding company, Validus Holdings, Ltd.’s principal sources of income are dividends or other sources of permitted distributions from its subsidiaries. These funds provide the cash flow required for dividend payments to the Company’s shareholders. The holding company has no material restrictions on its ability to make distributions to shareholders however, the ability of our (re)insurance subsidiaries to make distributions is limited by the applicable local laws and relevant regulations of the various countries in which we operate. The Company’s subsidiaries are required to maintain certain measures of solvency and liquidity which provide restrictions on declaring dividends and distributions.
The Company’s (re)insurance subsidiaries prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable local laws and relevant regulatory authority. The statutory financial statements may vary materially from statements prepared in accordance with U.S. GAAP.
Statutory capital and surplus as at December 31, 2016 and 2015 and statutory net income for the years ended December 31, 2016, 2015 and 2014 for our (re)insurance subsidiaries based in our most significant regulatory jurisdictions were as follows:

	Statutory Capital and Surplus
	Required		Actual		Statutory Net Income
	December 31,		December 31,		Years Ended December 31,
	2016	2015	2016	2015	2016	2015	2014
Bermuda	$734,045	$1,463,408	$3,712,369	$3,469,849	$369,684	$329,260	$511,652
United States	78,342	80,047	416,746	421,047	7,795	32,255	105,210
Switzerland	267,000	259,000	806,099	750,356	46,362	21,379	44,939
During the year ended December 31, 2016, dividends and distributions to the Company from its subsidiaries, net of amounts reinvested in subsidiaries were $320,000 (2015: $465,000).

(a)	Bermuda
The Company has five Bermuda based insurance subsidiaries: Validus Reinsurance, Ltd., a Class 4 insurer; Validus Reinsurance (Switzerland) Ltd (Bermuda Branch), a Class 4 insurer; IPCRe Limited (“IPCRe”), a Class 3A insurer; AlphaCat Reinsurance Ltd., a Class 3 insurer; and Mont Fort Re Ltd., a Class 3 insurer. Each of these Bermuda insurance subsidiaries is registered under the Insurance Act. The Company also has two Bermuda based subsidiaries which are licensed as Special Purpose Insurers (“SPIs”) under the Insurance Act, AlphaCat Re 2011, Ltd. and AlphaCat Re 2012, Ltd.
The Company’s Bermuda based insurance subsidiaries are required to maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin (“MSM”) and the Enhanced Capital Requirement (“ECR”) where applicable. The ECR is equal to the higher of the MSM or the Bermuda Solvency Capital Requirement (“BSCR”) model or approved internal capital model. The BSCR for the relevant insurers for the year ended December 31, 2016 will not be filed with the BMA until April 2017. As a result, the required statutory capital and surplus as at December 31, 2016, of $734,045 is based on the MSM of all relevant insurers, whereas the required statutory capital and surplus as at December 31, 2015 of $1,463,408 is based on the MSM and ECR where applicable for all relevant insurers. Actual statutory capital and surplus includes capital held in support of FAL which is not available for distribution to the Company. For further details refer to Note 23, “Commitments and contingencies.” At December 31, 2016 and 2015, the actual statutory capital and surplus of the Bermuda based insurance subsidiaries exceeded the relevant regulatory requirements.
The ability of certain of these insurance subsidiaries to pay dividends to us is limited under Bermuda law and regulations. The Insurance Act provides that each of the Class 3A and 4 Bermuda subsidiaries may not declare or pay, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as shown on its statutory balance sheet in relation to the previous financial year) unless it files with the BMA at least seven days prior to the payment, an affidavit signed by at least two directors and such insurance subsidiary’s principal representative, stating that in their opinion such subsidiary will continue to satisfy the required margins following declaration of those dividends, however, there is no additional requirement for BMA approval.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

In addition, before reducing its total statutory capital by 15% or more (as set out in its previous year’s statutory financial statements) each of the Class 3A and Class 4 Bermuda insurance subsidiaries must make application to the BMA for permission to do so; such application shall consist of an affidavit signed by at least two directors and such insurance subsidiary’s principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiaries to fail to meet its relevant margins, and such other information as the BMA may require. The Insurance Act permits each of the Class 3 insurers to declare or pay any dividends during any financial year so long as it does not cause the insurance subsidiary to fail to meet its relevant margins subject to the restrictions set out herein and other than in respect of IPCRe. Class 3 insurers, before reducing by 15% or more of its total statutory capital, as set out in its previous year’s financial statements, are required to apply to the BMA for its approval and provide such information as the BMA may require.
As at December 31, 2016, the Company’s Bermuda insurance subsidiaries have the ability to distribute up to $1,335,300 of unrestricted net assets as dividend payments or return of capital to Validus Holdings, Ltd. (December 31, 2015: $1,008,367) without prior regulatory approval.
The Company’s primary restrictions on net assets of insurance subsidiaries consist of regulatory requirements placed upon the regulated insurance subsidiaries to hold minimum amounts of total statutory capital and surplus and other than the restriction on IPCRe noted above, there were no other material restrictions on net assets in place as of December 31, 2016.
The Company’s principal operating subsidiary in Bermuda, Validus Reinsurance, Ltd., maintains a branch office in Singapore. As the branch office is not considered a separate entity for regulatory purposes, the required and actual statutory capital and surplus amount includes amounts, as set out above, related to the applicable branch office. The branch office is subject to additional minimum capital or asset requirements in its country of domicile. At December 31, 2016 and 2015, the actual capital and assets for the branch exceeded the relevant local regulatory requirements.

(b)	United Kingdom - Lloyd’s
As disclosed in Note 23(d), “Commitments and contingencies,” Syndicate 1183 and T02 are subject to regulation by the Council of Lloyd’s. Syndicate 1183 and T02 are also subject to regulation by the U.K. Financial Conduct Authority (“FCA”) and Prudential Regulation Authority (“PRA”) under the Financial Services and Market Act 2000.
T02 is a corporate member of Lloyd’s. As a corporate member of Lloyd’s, T02 is bound by the rules of the Society of Lloyd’s, which are prescribed by Bye-laws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules (among other matters) prescribe T02’s membership subscription, the level of its contribution to the Lloyd’s central fund and the assets it must deposit with Lloyd’s in support of its underwriting. The Council of Lloyd’s has broad power to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation on Lloyd’s syndicates. The capital required to support a Syndicate’s underwriting capacity, or FAL, is assessed annually and is determined by Lloyd’s in accordance with the rules of the Society of Lloyd’s. The capital to support the underwriting of Syndicate 1183 is provided by the Company’s Bermuda based insurance subsidiaries in the form of cash and investments held at Lloyd’s. The amount provided as FAL is not available for distribution to the Company for the payment of dividends.
Each year, during the second quarter, the corporate member applies to Lloyd’s to release accumulated funds, whether syndicate profits, interest on FAL or other which are in excess of the agreed FAL amount. At December 31, 2016 and 2015, the actual capital and assets exceeded the relevant local regulatory requirements. The release for the year ended December 31, 2015 enabled a dividend payment to the Company of $30,000 during the year ended December 31, 2016 (2015: $65,000).

(c)	United States
The Company has three U.S. based insurance subsidiaries domiciled in New Hampshire: Western World Insurance Company, Tudor Insurance Company and Stratford Insurance Company, which are required to file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by the New Hampshire State Insurance Department (“NHSID”).
State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from such prescribed practices. The Company’s U.S. based insurance company subsidiaries did not use such permitted practices.
The Company’s U.S. based insurance company subsidiaries are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the minimum amount of capital

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

and surplus required to be maintained by a property/casualty insurance company is based on various risk factors. At December 31, 2016 and 2015, the Company’s U.S. based insurance company subsidiaries met the RBC requirements.
New Hampshire insurance laws limit the amount of dividends Western World may pay to the Company in a 12-month period without the approval of the NHSID. These limitations are based on the lesser of: (i) a maximum of 10.0% of prior year end statutory surplus as determined under statutory accounting practices; or (ii) statutory net income, not including realized capital gains, for the 12-month period ending December 31, next preceding, but shall not include pro rata distributions of any class of the insurer’s own securities. In determining whether a dividend or distribution is extraordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out as dividends. This carry-forward is computed by taking the net income from the second and third preceding calendar years, not including realized capital gains, less dividends paid in the second and immediate preceding calendar years. As at December 31, 2016, the maximum dividend that may be paid to the Company by its U.S. based insurance subsidiaries without obtaining prior approval was $490 (December 31, 2015: $17,599). During the year ended December 31, 2016, our U.S. based insurance subsidiaries paid dividends to the Company of $18,500 (2015: $80,300).

(d)	Switzerland
Validus Re Swiss is a société anonyme headquartered in Zurich, Switzerland. The conduct of reinsurance business by a company headquartered in Switzerland requires a license granted by the Swiss Financial Market Supervisory Authority (“FINMA”). Validus Re Swiss maintains a branch office in Bermuda, Validus Reinsurance (Switzerland) Ltd. (Bermuda Branch), a Class 4 insurer.
Required statutory capital and surplus is based on the Target Capital requirements calculated under the Swiss Solvency Test (“SST”). Required and actual statutory capital and surplus includes Validus Reinsurance (Switzerland) Ltd. and its Bermuda branch. At December 31, 2016 and 2015, the actual capital and assets exceeded the relevant local regulatory requirements.
Validus Re Swiss is funded by equity in the form of paid in capital by shares and in share premium. Under Swiss corporate law as modified by insurance supervisory law, a non-life insurance company is obliged to contribute to statutory legal reserves a minimum of 20% of any annual profit up to 50% of statutory capital, being paid in share capital. Validus Re Swiss has been substantially funded by share premium. Share premium can be distributed to shareholders without being subject to withholding tax. However, the distribution of any special dividend to shareholders remains subject to the approval of FINMA which considers the maintenance of solvency and the interests of reinsureds and creditors.
Validus Reinsurance (Switzerland) Ltd. (Bermuda Branch) is exempt from filing an Annual Statutory Financial Return and Annual Capital and Solvency Return but is subject to the minimum required statutory capital and surplus requirements for Class 4 insurers and the SST. At December 31, 2016 and 2015, the branch was in compliance with all relevant regulatory requirements.
28. Subsequent events
Dividends
On February 9, 2017, the Company announced a quarterly cash dividend of $0.38 per common share, payable on March 31, 2017 to shareholders of record on March 15, 2017 and a cash dividend of $0.3671875 per depositary share on the outstanding Series A Preferred Shares, payable on March 15, 2017 to shareholders of record on March 1, 2017.
Acquisition of ADM Crop Risk Services
On January 30, 2017, the Company, through its wholly-owned subsidiary Stratford Insurance Company, entered into a definitive agreement with Archer Daniels Midland Company (“ADM”) under which the Company will acquire all of the outstanding stock of ADM Crop Risk Services (“CRS”). CRS is a primary crop insurance general agent with 1,170 agents across 36 states within the U.S. The purchase price for CRS will be approximately $127,500 in cash, subject to certain working capital and balance sheet adjustments. Completion of the transaction is conditioned on, among other things, regulatory approvals and satisfaction of various customary closing conditions. The transaction is currently expected to close during the second quarter of 2017.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

29. Unaudited quarterly financial data

	Quarters Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues
Gross premiums written	$339,454	$372,418	$764,042	$1,172,791
Reinsurance premiums ceded	(40,635)	(45,006)	(36,229)	(167,835)
Net premiums written	298,819	327,412	727,813	1,004,956
Change in unearned premiums	241,580	236,363	(154,090)	(433,688)
Net premiums earned	540,399	563,775	573,723	571,268
Net investment income	38,153	43,514	39,257	29,461
Net realized gains (losses) on investments	9,220	4,397	2,724	(584)
Change in net unrealized (losses) gains on investments	(67,460)	5,459	31,428	47,444
Income (loss) from investment affiliates	2,166	453	(589)	(4,113)
Other insurance related income (loss) and other income	568	(610)	824	1,413
Foreign exchange (losses) gains	(901)	(766)	6,286	6,245
Total revenues	522,145	616,222	653,653	651,134
Expenses
Losses and loss expenses	275,126	258,394	307,130	224,447
Policy acquisition costs	120,889	113,434	107,966	107,193
General and administrative expenses	77,955	82,443	89,688	86,208
Share compensation expenses	10,442	10,501	10,727	11,237
Finance expenses	14,630	14,521	14,166	15,203
Total expenses	499,042	479,293	529,677	444,288
Income before taxes, loss from operating affiliate and (income) attributable to AlphaCat investors	23,103	136,929	123,976	206,846
Tax benefit (expense)	21,147	(1,830)	(1,706)	2,118
Loss from operating affiliate	—	—	—	(23)
(Income) attributable to AlphaCat investors	(7,080)	(5,564)	(6,114)	(4,600)
Net income	$37,170	$129,535	$116,156	$204,341
Net (income) attributable to noncontrolling interests	(27,200)	(37,439)	(21,193)	(37,531)
Net income available to Validus	9,970	92,096	94,963	166,810
Dividends on preferred shares	(2,203)	(2,252)	—	—
Net income available to Validus common shareholders	$7,767	$89,844	$94,963	$166,810

Earnings per share
Basic earnings per share available to Validus common shareholders	$0.10	$1.12	$1.16	$2.01
Earnings per diluted share available to Validus common shareholders	$0.10	$1.11	$1.14	$1.98

Cash dividends declared per common share	$0.35	$0.35	$0.35	$0.35

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Quarters Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues
Gross premiums written	$309,605	$402,509	$726,168	$1,119,224
Reinsurance premiums ceded	(33,128)	(48,810)	(55,418)	(191,325)
Net premiums written	276,477	353,699	670,750	927,899
Change in unearned premiums	266,823	201,312	(98,062)	(352,009)
Net premiums earned	543,300	555,011	572,688	575,890
Net investment income	31,612	31,572	33,611	31,029
Net realized (losses) gains on investments	(2,928)	(1,187)	2,244	4,169
Change in net unrealized (losses) gains on investments	(34,862)	3,916	(34,676)	33,227
(Loss) income from investment affiliates	(1,261)	2,482	284	2,776
Other insurance related income and other income	2,545	1,526	100	940
Foreign exchange gains (losses)	797	(2,592)	(2,671)	(4,265)
Total revenues	539,203	590,728	571,580	643,766
Expenses
Losses and loss expenses	214,748	256,010	266,146	240,929
Policy acquisition costs	102,285	105,039	104,323	98,411
General and administrative expenses	98,563	96,886	84,025	84,235
Share compensation expenses	10,062	9,983	9,242	9,054
Finance expenses	16,581	18,512	18,682	20,967
Total expenses	442,239	486,430	482,418	453,596
Income before taxes, loss from operating affiliate and (income) attributable to AlphaCat investors	96,964	104,298	89,162	190,170
Tax benefit (expense)	756	(2,018)	(2,549)	(2,565)
(Loss) income from operating affiliate	(1,708)	(7,963)	1,738	3,984
(Income) attributable to AlphaCat investors	(974)	(1,438)	—	—
Net income	$95,038	$92,879	$88,351	$191,589
Net (income) attributable to noncontrolling interests	(25,996)	(26,229)	(22,561)	(18,178)
Net income available to Validus	69,042	66,650	65,790	173,411
Dividends on preferred shares	—	—	—	—
Net income available to Validus common shareholders	$69,042	$66,650	$65,790	$173,411

Earnings per share
Basic earnings per share available to Validus common shareholders	$0.84	$0.79	$0.77	$2.07
Earnings per diluted share available to Validus common shareholders	$0.81	$0.78	$0.75	$1.98

Cash dividends declared per common share	$0.32	$0.32	$0.32	$0.32

SCHEDULE I
VALIDUS HOLDINGS, LTD.
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
At December 31, 2016
(Expressed in thousands of U.S. dollars)

	Amortized cost	Fair value	Amount shown on the Balance Sheet
U.S. government and government agency	$809,392	$804,126	$804,126
Non-U.S. government and government agency	245,651	240,791	240,791
U.S. states, municipalities and political subdivisions	271,742	271,830	271,830
Agency residential mortgage-backed securities	684,490	679,595	679,595
Non-agency residential mortgage-backed securities	15,858	15,477	15,477
U.S. corporate	1,540,036	1,534,508	1,534,508
Non-U.S. corporate	418,520	410,227	410,227
Bank loans	579,121	570,399	570,399
Catastrophe bonds	157,486	158,331	158,331
Asset-backed securities	528,563	526,814	526,814
Commercial mortgage-backed securities	333,740	330,932	330,932
Total fixed maturities	5,584,599	5,543,030	5,543,030
Total short-term investments	2,796,358	2,796,170	2,796,170
Total other investments	380,130	405,712	405,712
Total	$8,761,087	$8,744,912	$8,744,912

SCHEDULE II
VALIDUS HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
As at December 31, 2016 and 2015
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2016	December 31, 2015
Assets
Fixed maturities trading, at fair value	$92,197	$28,403
Cash and cash equivalents	11,780	25,306
Investments in subsidiaries on an equity basis	4,383,800	4,198,809
Balances due from subsidiaries	—	10,389
Accrued investment income	239	49
Other assets	1,143	813
Total assets	$4,489,159	$4,263,769
Liabilities
Accounts payable and accrued expenses	$26,884	$29,633
Balances due to subsidiaries	28,622	—
Senior notes payable	245,362	245,161
Debentures payable	350,000	350,000
Total liabilities	$650,868	$624,794
Shareholders’ Equity
Authorized 571,428,571 common and preferred shares, par value $0.175 per share:
Preferred shares (Issued and Outstanding: 2016—6,000; 2015—nil)	$150,000	$—
Common shares (Issued: 2016—161,279,976; 2015—160,570,772; Outstanding: 2016—79,132,252; 2015—82,900,617)	28,224	28,100
Treasury shares (2016—82,147,724; 2015—77,670,155)	(14,376)	(13,592)
Additional paid-in capital	821,023	1,002,980
Accumulated other comprehensive loss	(23,216)	(12,569)
Retained earnings	2,876,636	2,634,056
Total shareholders’ equity	$3,838,291	$3,638,975
Total liabilities and shareholders’ equity	$4,489,159	$4,263,769

VALIDUS HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the years ended December 31, 2016, 2015 and 2014
(Expressed in thousands of U.S. dollars)

	Years Ended December 31,
	2016	2015	2014
Revenues
Net investment income	$1,195	$317	$14
Net realized gains on investments	8,020	—	—
Change in net unrealized losses on investments	(276)	(395)	—
Foreign exchange gains	1,932	715	648
Total revenues	10,871	637	662
Expenses
General and administrative expenses	72,235	74,015	86,108
Share compensation expenses	6,832	7,261	6,424
Finance expenses	47,108	47,722	47,689
Total expenses	126,175	128,998	140,221
Loss before equity in net earnings of subsidiaries	(115,304)	(128,361)	(139,559)
Equity in net earnings of subsidiaries	479,143	503,254	619,522
Net income available to Validus	363,839	374,893	479,963
Dividends on preferred shares	(4,455)	—	—
Net income available to Validus common shareholders	$359,384	$374,893	$479,963

Comprehensive income:
Net income available to Validus	$363,839	$374,893	$479,963
Other comprehensive (loss) income:
Change in foreign currency translation adjustments	(10,440)	(3,716)	(7,501)
Change in minimum pension liability, net of tax	(484)	544	(210)
Change in fair value of cash flow hedge	277	(841)	(228)
Other comprehensive loss	(10,647)	(4,013)	(7,939)
Comprehensive income available to Validus	$353,192	$370,880	$472,024

VALIDUS HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2016, 2015 and 2014
(Expressed in thousands of U.S. dollars)

	Years Ended December 31,
	2016	2015	2014
Cash flows provided by (used in) operating activities
Net income available to Validus	$363,839	$374,893	$479,963
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net earnings of subsidiaries	(479,143)	(503,254)	(619,522)
Dividends received from subsidiaries	30,000	620,700	100,000
Net realized gains on investments	(8,020)	—	—
Amortization of discount on senior notes	108	108	108
Share compensation expenses	6,832	7,261	6,424
Change in net unrealized losses on investments	276	395	—
Amortization of premium on fixed maturity investments	115	105	—
Change in:
Other assets	(238)	173	528
Accrued investment income	(190)	(49)	—
Balances due from subsidiaries	10,389	30,689	(12,030)
Balances due to subsidiaries	28,622	—	—
Accounts payable and accrued expenses	(4,348)	5,080	2,624
Net cash (used in) provided by operating activities	(51,758)	536,101	(41,905)
Cash flows provided by (used in) investing activities
Purchases of fixed maturity investments	(56,164)	(28,903)	—
Investments in subsidiaries	—	(555,700)	—
Return of capital from subsidiaries	290,000	400,000	673,966
Net cash provided by (used in) investing activities	233,836	(184,603)	673,966
Cash flows provided by (used in) financing activities
Issuance of preferred shares, net	144,852	—	—
Issuance of common shares, net	(7,701)	17,407	5,347
Purchases of common shares under repurchase program	(212,675)	(260,430)	(510,952)
Dividends paid on preferred shares	(4,455)	—	—
Dividends paid on common shares	(115,625)	(112,967)	(117,043)
Net cash used in financing activities	(195,604)	(355,990)	(622,648)

Net (decrease) increase in cash	(13,526)	(4,492)	9,413
Cash and cash equivalents—beginning of year	25,306	29,798	20,385
Cash and cash equivalents—end of year	$11,780	$25,306	$29,798

SCHEDULE III
VALIDUS HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
As at and for the years ended December 31, 2016, 2015 and 2014
(Expressed in thousands of U.S. dollars)

	As at and for the year ended December 31, 2016
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Validus Re	$79,588	$1,116,753	$352,646	$943,945	$—	$411,488	$181,040	$83,804	$999,490
Talbot	95,237	1,301,517	551,815	781,916	—	424,946	177,127	147,557	794,973
Western World	34,841	589,500	158,945	273,232	—	183,812	64,442	45,823	300,586
AlphaCat	4,060	48,534	38,961	250,072	—	44,851	26,905	34,582	263,951
Corporate & Investments and Eliminations	(4,499)	(61,109)	(26,318)	—	150,385	—	(32)	67,435	—
Total	$209,227	$2,995,195	$1,076,049	$2,249,165	$150,385	$1,065,097	$449,482	$379,201	$2,359,000

	As at and for the year ended December 31, 2015
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Validus Re	$60,459	$1,146,869	$294,509	$990,213	$—	$457,976	$166,387	$88,778	$977,671
Talbot	92,095	1,302,635	533,558	838,091	—	347,322	187,535	167,679	819,939
Western World	28,622	600,331	130,101	258,650	—	171,878	41,408	40,798	259,627
AlphaCat	2,526	11,013	24,643	159,935	—	657	16,327	39,635	171,588
Corporate & Investments and Eliminations	(2,700)	(64,281)	(16,601)	—	127,824	—	(1,599)	65,160	—
Total	$181,002	$2,996,567	$966,210	$2,246,889	$127,824	$977,833	$410,058	$402,050	$2,228,825

	As at and for the year ended December 31, 2014
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Validus Re	$59,091	$1,333,878	$305,138	$917,284	$—	$307,290	$141,670	$84,478	$954,854
Talbot	95,246	1,352,056	552,660	879,774	—	423,394	187,162	162,174	909,559
Western World	9,566	613,551	133,185	72,996	—	51,035	3,169	11,256	58,807
AlphaCat	1,281	15,278	13,060	123,001	—	(16,704)	11,584	36,799	122,437
Corporate & Investments and Eliminations	(4,162)	(71,616)	(14,814)	—	100,086	—	(4,118)	67,728	—
Total	$161,022	$3,243,147	$989,229	$1,993,055	$100,086	$765,015	$339,467	$362,435	$2,045,657

SCHEDULE IV
VALIDUS HOLDINGS, LTD.
REINSURANCE
For the years ended December 31, 2016, 2015 and 2014
(Expressed in thousands of U.S. dollars)

	Direct gross	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year Ended December 31, 2016	$853,885	$289,705	$1,794,820	$2,359,000	76%
Year Ended December 31, 2015	838,755	328,681	1,718,751	2,228,825	77%
Year Ended December 31, 2014	683,028	313,208	1,675,837	2,045,657	82%

SCHEDULE VI
VALIDUS HOLDINGS, LTD.
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY
INSURANCE OPERATIONS
As at and for the years ended December 31, 2016, 2015 and 2014
(Expressed in thousands of U.S. dollars)

Affiliation with registrant	Deferred acquisition costs	Reserves for losses and loss expenses	Reserves for unearned premiums	Net earned premiums	Net investment income	Losses and loss expenses incurred related to		Net paid losses and loss expenses	Amortization of deferred acquisition costs	Net premiums written
						Current year	Prior year
Consolidated Subsidiaries
2016	$209,227	$2,995,195	$1,076,049	$2,249,165	$150,385	$1,281,289	$(216,192)	$1,114,402	$449,482	$2,359,000
2015	181,002	2,996,567	966,210	2,246,889	127,824	1,283,970	(306,137)	1,167,839	410,058	2,228,825
2014	161,022	3,243,147	989,229	1,993,055	100,086	1,024,256	(259,241)	1,063,653	339,467	2,045,657