Form 10-Q
period 2017-03-31
VALIDUS HOLDINGS LTD
filed 2017-05-05
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 3, 2017 there were 79,140,542 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Validus Holdings, Ltd.
Consolidated Balance Sheets
As at March 31, 2017 (unaudited) and December 31, 2016
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Fixed maturity investments trading, at fair value (amortized cost: 2017—$5,391,103; 2016—$5,584,599)	$5,365,216	$5,543,030
Short-term investments trading, at fair value (amortized cost: 2017—$2,785,232; 2016—$2,796,358)	2,785,226	2,796,170
Other investments, at fair value (cost: 2017—$415,679; 2016—$380,130)	443,004	405,712
Investments in investment affiliates, equity method (cost: 2017—$73,918; 2016—$84,840)	94,697	100,431
Cash and cash equivalents	623,937	419,976
Restricted cash	92,547	70,956
Total investments and cash	9,404,627	9,336,275
Premiums receivable	1,214,745	725,390
Deferred acquisition costs	292,180	209,227
Prepaid reinsurance premiums	199,046	77,996
Securities lending collateral	10,386	9,779
Loss reserves recoverable	451,856	430,421
Paid losses recoverable	37,837	35,247
Income taxes recoverable	6,757	4,870
Deferred tax asset	45,995	43,529
Receivable for investments sold	9,302	3,901
Intangible assets	114,176	115,592
Goodwill	196,758	196,758
Accrued investment income	25,962	26,488
Other assets	127,494	134,282
Total assets	$12,137,121	$11,349,755
Liabilities
Reserve for losses and loss expenses	$3,052,745	$2,995,195
Unearned premiums	1,612,474	1,076,049
Reinsurance balances payable	118,119	54,781
Securities lending payable	10,852	10,245
Deferred tax liability	3,818	3,331
Payable for investments purchased	38,486	29,447
Accounts payable and accrued expenses	171,134	587,648
Notes payable to AlphaCat investors	446,576	278,202
Senior notes payable	245,412	245,362
Debentures payable	537,402	537,226
Total liabilities	6,237,018	5,817,486
Commitments and contingent liabilities
Redeemable noncontrolling interests	1,657,630	1,528,001
Shareholders’ equity
Preferred shares (Issued and Outstanding: 2017—6,000; 2016—6,000)	150,000	150,000
Common shares (Issued: 2017—161,285,411; 2016—161,279,976; Outstanding: 2017—79,137,590; 2016—79,132,252)	28,225	28,224
Treasury shares (2017—82,147,821; 2016—82,147,724)	(14,376)	(14,376)
Additional paid-in capital	830,346	821,023
Accumulated other comprehensive loss	(22,453)	(23,216)
Retained earnings	2,940,134	2,876,636
Total shareholders’ equity available to Validus	3,911,876	3,838,291
Noncontrolling interests	330,597	165,977
Total shareholders’ equity	4,242,473	4,004,268
Total liabilities, noncontrolling interests and shareholders’ equity	$12,137,121	$11,349,755
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended March 31, 2017 and 2016 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Revenues
Gross premiums written	$1,190,857	$1,172,791
Reinsurance premiums ceded	(200,106)	(167,835)
Net premiums written	990,751	1,004,956
Change in unearned premiums	(415,375)	(433,688)
Net premiums earned	575,376	571,268
Net investment income	40,214	29,461
Net realized losses on investments	(1,164)	(584)
Change in net unrealized gains on investments	13,348	47,444
Income (loss) from investment affiliates	5,188	(4,113)
Other insurance related income and other income	1,330	1,413
Foreign exchange gains	1,569	6,245
Total revenues	635,861	651,134
Expenses
Losses and loss expenses	269,585	224,447
Policy acquisition costs	111,628	107,193
General and administrative expenses	87,924	86,208
Share compensation expenses	9,491	11,237
Finance expenses	13,943	15,203
Total expenses	492,571	444,288
Income before taxes, loss from operating affiliate and (income) attributable to AlphaCat investors	143,290	206,846
Tax benefit	3,549	2,118
Loss from operating affiliate	—	(23)
(Income) attributable to AlphaCat investors	(7,503)	(4,600)
Net income	$139,336	$204,341
Net (income) attributable to noncontrolling interests	(42,572)	(37,531)
Net income available to Validus	96,764	166,810
Dividends on preferred shares	(2,203)	—
Net income available to Validus common shareholders	$94,561	$166,810

Comprehensive income
Net income	$139,336	$204,341
Other comprehensive income (loss)
Change in foreign currency translation adjustments	597	(2,028)
Change in minimum pension liability, net of tax	68	(83)
Change in fair value of cash flow hedge	98	(758)
Other comprehensive income (loss), net of tax	763	(2,869)
Comprehensive (income) attributable to noncontrolling interests	(42,572)	(37,531)
Comprehensive income available to Validus	$97,527	$163,941

Earnings per common share
Basic earnings per share available to Validus common shareholders	$1.19	$2.01
Earnings per diluted share available to Validus common shareholders	$1.17	$1.98
Cash dividends declared per common share	$0.38	$0.35

Weighted average number of common shares and common share equivalents outstanding:
Basic	79,133,671	82,821,261
Diluted	80,739,142	84,198,315
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2017 and 2016 (unaudited)
(Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Preferred shares
Balance, beginning and end of period	$150,000	$—

Common shares
Balance, beginning of period	$28,224	$28,100
Common shares issued, net	1	2
Balance, end of period	$28,225	$28,102

Treasury shares
Balance, beginning of period	$(14,376)	$(13,592)
Repurchase of common shares	—	(238)
Balance, end of period	$(14,376)	$(13,830)

Additional paid-in capital
Balance, beginning of period	$821,023	$1,002,980
Common shares (redeemed) issued, net	(168)	398
Repurchase of common shares	—	(60,130)
Share compensation expenses	9,491	11,237
Balance, end of period	$830,346	$954,485

Accumulated other comprehensive loss
Balance, beginning of period	$(23,216)	$(12,569)
Other comprehensive income (loss)	763	(2,869)
Balance, end of period	$(22,453)	$(15,438)

Retained earnings
Balance, beginning of period	$2,876,636	$2,634,056
Net income	139,336	204,341
Net (income) attributable to noncontrolling interest	(42,572)	(37,531)
Dividends on preferred shares	(2,203)	—
Dividends on common shares	(31,063)	(29,759)
Balance, end of period	$2,940,134	$2,771,107

Total shareholders’ equity available to Validus	$3,911,876	$3,724,426
Noncontrolling interest	$330,597	$157,223
Total shareholders’ equity	$4,242,473	$3,881,649
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016 (unaudited)
(Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$139,336	$204,341
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	9,491	11,237
Amortization of discount on senior notes	27	27
(Income) loss from investment affiliates	(5,188)	4,113
Net realized and change in net unrealized losses on investments	(12,184)	(46,860)
Amortization of intangible assets	1,416	1,416
Loss from operating affiliate	—	23
Foreign exchange gains included in net income	(4,938)	(6,457)
Amortization of premium on fixed maturity investments	3,536	4,538
Change in:
Premiums receivable	(488,653)	(519,713)
Deferred acquisition costs	(82,953)	(81,673)
Prepaid reinsurance premiums	(121,050)	(103,263)
Loss reserves recoverable	(20,743)	(20,966)
Paid losses recoverable	(2,619)	(1,807)
Reserve for losses and loss expenses	53,436	(10,740)
Unearned premiums	536,425	536,951
Reinsurance balances payable	63,070	21,658
Other operational balance sheet items, net	(50,610)	(26,871)
Net cash provided by (used in) operating activities	17,799	(34,046)

Cash flows provided by (used in) investing activities
Proceeds on sales of fixed maturity investments	743,631	734,892
Proceeds on maturities of fixed maturity investments	123,269	79,925
Purchases of fixed maturity investments	(676,349)	(726,233)
Proceeds on sales (purchases) of short-term investments, net	11,030	(166,362)
Purchases of other investments, net	(34,295)	(3,690)
Increase in securities lending collateral	(607)	(4,858)
Distributions from (investments) in investment affiliates, net	10,922	(575)
Increase in restricted cash	(21,591)	(35,125)
Net cash provided by (used in) investing activities	156,010	(122,026)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of notes payable to AlphaCat investors	73,048	247,400
(Redemption) issuance of common shares, net	(167)	400
Purchases of common shares under share repurchase program	—	(60,368)
Dividends paid on preferred shares	(2,203)	—
Dividends paid on common shares	(30,092)	(28,637)
Increase in securities lending payable	607	4,858
Third party investment in redeemable noncontrolling interests	103,699	268,750
Third party redemption of redeemable noncontrolling interests	(68,296)	(10,800)
Third party investment in noncontrolling interests	154,980	112,325
Third party distributions of noncontrolling interests	(62,770)	(118,722)
Third party subscriptions deployed on AlphaCat Funds and Sidecars	(144,452)	(412,036)
Net cash provided by financing activities	24,354	3,170
Effect of foreign currency rate changes on cash and cash equivalents	5,798	(433)
Net increase (decrease) in cash and cash equivalents	203,961	(153,335)
Cash and cash equivalents - beginning of period	419,976	723,109
Cash and cash equivalents - end of period	$623,937	$569,774

Supplemental disclosure of cash flow information:
Taxes paid during the period	$16	$2,117
Interest paid during the period	$19,073	$19,303
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

1. Basis of preparation and consolidation
These unaudited Consolidated Financial Statements (the “Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in Validus Holdings, Ltd.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (the “SEC”).
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
In the opinion of management, these unaudited Consolidated Financial Statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results for a full year.
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
2. Recent accounting pronouncements

(a)	Recently issued accounting standards adopted during the period
In March 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting.” The amendments in this ASU eliminate the requirement to retroactively adopt the equity method of accounting when an investment becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this ASU became effective for the Company on January 1, 2017. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this ASU became effective for the Company on January 1, 2017. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810) - Interests Held Through Related Parties That Are Under Common Control.” The amendments in this ASU do not change the characteristics of a primary beneficiary in current U.S. GAAP. Rather, the ASU requires that a reporting entity, in determining whether it satisfies the second characteristic of a primary

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

beneficiary, include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU became effective for the Company on January 1, 2017. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

(b)	Recently issued accounting standards not yet adopted
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20).” The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company has evaluated the impact of this guidance and it will not have a material impact on the Company’s Consolidated Financial Statements. The Company plans to adopt this guidance on January 1, 2019.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

3. Investments
Managed investments represent assets governed by the Company’s investment policy statement (“IPS”) whereas, non-managed investments represent assets held in support of consolidated AlphaCat VIEs which are not governed by the Company’s IPS. Refer to Note 5, “Variable interest entities,” for further details.

The Company classifies its fixed maturity and short-term investments as trading and accounts for its other investments in accordance with ASC Topic 825 “Financial Instruments.” As such, all investments are carried at fair value with interest and dividend income and realized and unrealized gains and losses included in net income for the period.

The amortized cost (or cost) and fair value of the Company’s investments as at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
Managed investments
U.S. government and government agency	$721,859	$718,025	$809,392	$804,126
Non-U.S. government and government agency	261,860	258,463	245,651	240,791
U.S. states, municipalities and political subdivisions	228,818	229,129	271,742	271,830
Agency residential mortgage-backed securities	658,476	653,395	684,490	679,595
Non-agency residential mortgage-backed securities	19,678	19,382	15,858	15,477
U.S. corporate	1,484,897	1,486,882	1,540,036	1,534,508
Non-U.S. corporate	403,471	397,989	418,520	410,227
Bank loans	573,263	567,012	579,121	570,399
Asset-backed securities	515,219	514,690	528,563	526,814
Commercial mortgage-backed securities	321,562	318,288	333,740	330,932
Total fixed maturities	5,189,103	5,163,255	5,427,113	5,384,699
Short-term investments	232,961	232,955	228,574	228,386
Other investments
Fund of hedge funds	1,457	996	1,457	955
Hedge funds	11,292	17,624	11,292	17,381
Private equity investments	78,871	95,927	66,383	82,627
Fixed income investment funds	267,425	269,113	247,967	249,275
Overseas deposits	53,709	53,709	50,106	50,106
Mutual funds	2,925	5,635	2,925	5,368
Total other investments	415,679	443,004	380,130	405,712
Investments in investment affiliates (a)	73,918	94,697	84,840	100,431
Total managed investments	$5,911,661	$5,933,911	$6,120,657	$6,119,228
Non-managed investments
Catastrophe bonds	$202,000	$201,961	$157,486	$158,331
Short-term investments	2,552,271	2,552,271	2,567,784	2,567,784
Total non-managed investments	2,754,271	2,754,232	2,725,270	2,726,115
Total investments	$8,665,932	$8,688,143	$8,845,927	$8,845,343

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
The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturity investments as at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Fair Value	% of Total	Fair Value	% of Total
Managed fixed maturities
AAA	$2,265,668	42.2%	$2,405,597	43.4%
AA	533,767	9.9%	538,289	9.7%
A	1,000,955	18.7%	1,081,949	19.5%
BBB	730,325	13.6%	740,861	13.4%
Total investment grade managed fixed maturities	4,530,715	84.4%	4,766,696	86.0%

BB	236,477	4.4%	213,568	3.9%
B	167,170	3.1%	177,737	3.2%
CCC	11,818	0.2%	13,371	0.2%
NR	217,075	4.1%	213,327	3.8%
Total non-investment grade fixed maturities	632,540	11.8%	618,003	11.1%
Total managed fixed maturities	$5,163,255	96.2%	$5,384,699	97.1%

Non-managed fixed maturities
BB	25,275	0.5%	29,731	0.6%
B	4,509	0.1%	4,524	0.1%
NR	172,177	3.2%	124,076	2.2%
Total non-managed fixed maturities	201,961	3.8%	158,331	2.9%
Total fixed maturities	$5,365,216	100.0%	$5,543,030	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost and fair value amounts for the Company’s fixed maturity investments held at March 31, 2017 and December 31, 2016 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Managed fixed maturities
Due in one year or less	$438,198	$433,710	$350,733	$346,161
Due after one year through five years	2,703,019	2,691,398	2,954,856	2,933,146
Due after five years through ten years	443,791	443,221	430,365	426,647
Due after ten years	89,160	89,171	128,508	125,927
	3,674,168	3,657,500	3,864,462	3,831,881
Asset-backed and mortgage-backed securities	1,514,935	1,505,755	1,562,651	1,552,818
Total managed fixed maturities	$5,189,103	$5,163,255	$5,427,113	$5,384,699

Non-managed catastrophe bonds
Due in one year or less	$43,052	$41,242	$43,664	$45,418
Due after one year through five years	157,698	159,463	112,572	111,656
Due after five years through ten years	1,250	1,256	1,250	1,257
Due after ten years	—	—	—	—
Total non-managed fixed maturities	202,000	201,961	157,486	158,331
Total fixed maturities	$5,391,103	$5,365,216	$5,584,599	$5,543,030

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Other investments
The following tables set forth certain information regarding the Company’s other investment portfolio as at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Fair Value	Investments with redemption restrictions	Investments without redemption restrictions	Redemption frequency (a)	Redemption notice period (a)
Fund of hedge funds	$996	$996	$—
Hedge funds	17,624	17,624	—
Private equity investments	95,927	95,927	—
Fixed income investment funds	269,113	229,790	39,323	Daily	Daily to 2 days
Overseas deposits	53,709	53,709	—
Mutual funds	5,635	—	5,635	Daily	Daily
Total other investments	$443,004	$398,046	$44,958

	December 31, 2016
	Fair Value	Investments with redemption restrictions	Investments without redemption restrictions	Redemption frequency (a)	Redemption notice period (a)
Fund of hedge funds	$955	$955	$—
Hedge funds	17,381	17,381	—
Private equity investments	82,627	82,627	—
Fixed income investment funds	249,275	218,333	30,942	Daily	2 days
Overseas deposits	50,106	50,106	—
Mutual funds	5,368	—	5,368	Daily	Daily
Total other investments	$405,712	$369,402	$36,310
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
Certain securities included in other investments are subject to redemption restrictions and are unable to be redeemed from the funds. Distributions from these funds will be received as the underlying investments of the funds are liquidated. Currently, it is not known to the Company when these underlying assets will be sold by their investment managers; however, it is estimated that the majority of the underlying assets of the investments would liquidate over five to ten years from inception of the funds. In addition, one of the investment funds with a fair value of $188,682 (December 31, 2016: $184,749), has a lock-up period of approximately two years as at March 31, 2017 and may also impose a redemption gate. A lock-up period refers to the initial amount of time an investor is contractually required to remain invested before having the ability to redeem. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. The underlying investments held in the overseas deposit funds are liquid and will generally trade freely in an open market. However, the Company’s ability to withdraw from the overseas deposit funds is restricted by an annual and quarterly funding and release process for Lloyd’s market participants.
The Company’s maximum exposure to any of these alternative investments is limited to the amount invested and any remaining capital commitments. Refer to Note 14, “Commitments and contingencies,” for further details. As at March 31, 2017, the Company does not have any plans to sell any of the other investments listed above.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)    Investments in investment affiliates
Included in the Company’s managed investment portfolio as at March 31, 2017 were investments in Aquiline Financial Services Fund II L.P. (“Aquiline II”), Aquiline Financial Services Fund III L.P. (the “Aquiline III”) and Aquiline Technology Growth Fund L.P. (“Aquiline Tech”).

Aquiline Tech

On March 20, 2017, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Aquiline Technology Growth GP Ltd, (the “General Partner”) pursuant to which the Company committed and agreed to purchase limited partnership or other comparable limited liability equity interests in Aquiline Tech, a Cayman Islands exempted limited partnership, with a capital commitment in an amount equal to $20,000. The limited partnership interests are governed by the terms of an amended and restated exempted limited partnership agreement. As at March 31, 2017, the unfunded investment commitment to Aquiline Tech was $20,000.

Aquiline II and III

For further information regarding Aquiline II and III please refer to Note 7(c), “Investments in investment affiliates,” included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. As at March 31, 2017, the Company’s total unfunded investment commitment to Aquiline II and III was $2,830 and $62,031, respectively (December 31, 2016: $2,040 and $62,031).

The following table presents a reconciliation of the Company’s beginning and ending investments in investment affiliates for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Investments in investment affiliates, beginning of period	$100,431	$87,673
Net capital (distributions) contributions	(10,922)	575
Income (loss) from investment affiliates	5,188	(4,113)
Investments in investment affiliates, end of period	$94,697	$84,135

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the Company’s investments in investment affiliates as at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline II	$35,949	—%	8.1%	$54,524
Aquiline III	37,969	—%	9.0%	40,173
Aquiline Tech	—	—%	16.4%	—
Total investments in investment affiliates	$73,918			$94,697

	December 31, 2016
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline II	$46,871	—%	8.1%	$61,999
Aquiline III	37,969	—%	9.0%	38,432
Total investments in investment affiliates	$84,840			$100,431
(d)    Net investment income
Net investment income was derived from the following sources:

	Three Months Ended March 31,
	2017	2016
Managed investments
Fixed maturities and short-term investments	$31,671	$28,017
Other investments	6,870	872
Cash and cash equivalents and restricted cash	610	865
Securities lending income	13	5
Total gross investment income	39,164	29,759
Investment expenses	(2,972)	(1,836)
Total managed net investment income	$36,192	$27,923
Non managed investments
Fixed maturities and short-term investments	$3,060	$1,295
Restricted cash, cash and cash equivalents	962	243
Total non-managed net investment income	4,022	1,538
Total net investment income	$40,214	$29,461
Net investment income from other investments includes distributed and undistributed net income from certain fixed income investment funds.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(e)    Net realized and change in net unrealized gains on investments
The following table sets forth an analysis of net realized losses and the change in net unrealized gains on investments:

	Three Months Ended March 31,
	2017	2016
Managed fixed maturities, short-term and other investments
Gross realized gains	$2,690	$3,217
Gross realized (losses)	(5,582)	(4,303)
Net realized losses on investments	(2,892)	(1,086)
Change in net unrealized gains on investments	14,349	47,078
Total net realized and change in net unrealized gains on managed investments	$11,457	$45,992
Non-managed fixed maturities, short-term and other investments
Gross realized gains	$1,728	$511
Gross realized (losses)	—	(9)
Net realized gains on investments	1,728	502
Change in net unrealized (losses) gains on investments	(1,001)	366
Total net realized and change in net unrealized gains on non-managed investments	727	868
Total net realized and change in net unrealized gains on total investments	$12,184	$46,860
(f)    Pledged cash and investments
As at March 31, 2017, the Company had $5,173,735 (December 31, 2016: $5,173,966) of cash and cash equivalents, restricted cash, short-term investments and fixed maturity investments that were pledged during the normal course of business. Of those, $5,105,855 were held in trust (December 31, 2016: $5,068,092). Pledged assets are generally for the benefit of the Company’s cedants and policyholders, to support AlphaCat’s fully collateralized reinsurance transactions and to facilitate the accreditation of Validus Reinsurance, Ltd., Validus Reinsurance (Switzerland) Ltd. (“Validus Re Swiss”) and Talbot as an alien Insurer/Reinsurer by certain regulators.
In addition, the Company has pledged cash and investments as collateral under the Company’s credit facilities in the total amount of $412,176 (December 31, 2016: $442,184). For further details on the credit facilities, please refer to Note 12, “Debt and financing arrangements.”

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At March 31, 2017, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Fair value based on NAV practical expedient (a)	Total
Managed investments
U.S. government and government agency	$—	$718,025	$—	$—	$718,025
Non-U.S. government and government agency	—	258,463	—	—	258,463
U.S. states, municipalities and political subdivisions	—	229,129	—	—	229,129
Agency residential mortgage-backed securities	—	653,395	—	—	653,395
Non-agency residential mortgage-backed securities	—	19,382	—	—	19,382
U.S. corporate	—	1,486,882	—	—	1,486,882
Non-U.S. corporate	—	397,989	—	—	397,989
Bank loans	—	330,318	236,694	—	567,012
Asset-backed securities	—	490,808	23,882	—	514,690
Commercial mortgage-backed securities	—	318,288	—	—	318,288
Total fixed maturities	—	4,902,679	260,576	—	5,163,255
Short-term investments	214,859	18,096	—	—	232,955
Other investments
Fund of hedge funds	—	—	—	996	996
Hedge funds	—	—	—	17,624	17,624
Private equity investments	—	—	—	95,927	95,927
Fixed income investment funds	—	39,323	12,560	217,230	269,113
Overseas deposits	—	—	—	53,709	53,709
Mutual funds	—	5,635	—	—	5,635
Total other investments	—	44,958	12,560	385,486	443,004
Investments in investment affiliates (b)	—	—	—	—	94,697
Total managed investments	$214,859	$4,965,733	$273,136	$385,486	$5,933,911
Non-managed investments
Catastrophe bonds	$—	$129,285	$72,676	$—	$201,961
Short-term investments	2,552,271	—	—	—	2,552,271
Total non-managed investments	2,552,271	129,285	72,676	—	2,754,232
Total investments	$2,767,130	$5,095,018	$345,812	$385,486	$8,688,143

(a)
In accordance with ASC Topic 820 “Fair Value Measurements,” investments measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(b)	In accordance with ASC Topic 825 “Financial Instruments,” the Company’s investments in investment affiliates have not been classified in the fair value hierarchy.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At December 31, 2016, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Fair value based on NAV practical expedient (a)	Total
Managed investments
U.S. government and government agency	$—	$804,126	$—	$—	$804,126
Non-U.S. government and government agency	—	240,791	—	—	240,791
U.S. states, municipalities and political subdivisions	—	271,830	—	—	271,830
Agency residential mortgage-backed securities	—	679,595	—	—	679,595
Non-agency residential mortgage-backed securities	—	15,477	—	—	15,477
U.S. corporate	—	1,534,508	—	—	1,534,508
Non-U.S. corporate	—	410,227	—	—	410,227
Bank loans	—	323,903	246,496	—	570,399
Asset-backed securities	—	502,883	23,931	—	526,814
Commercial mortgage-backed securities	—	330,932	—	—	330,932
Total fixed maturities	—	5,114,272	270,427	—	5,384,699
Short-term investments	209,651	18,735	—	—	228,386
Other investments
Fund of hedge funds	—	—	—	955	955
Hedge funds	—	—	—	17,381	17,381
Private equity investments	—	—	—	82,627	82,627
Fixed income investment funds	—	30,941	12,168	206,166	249,275
Overseas deposits	—	—	—	50,106	50,106
Mutual funds	—	5,368	—	—	5,368
Total other investments	—	36,309	12,168	357,235	405,712
Investments in investment affiliates (b)	—	—	—	—	100,431
Total managed investments	$209,651	$5,169,316	$282,595	$357,235	$6,119,228
Non-managed investments
Catastrophe bonds	$—	$109,956	$48,375	$—	$158,331
Short-term investments	2,567,784	—	—	—	2,567,784
Total non-managed investments	2,567,784	109,956	48,375	—	2,726,115
Total investments	$2,777,435	$5,279,272	$330,970	$357,235	$8,845,343

(a)
In accordance with ASC Topic 820 “Fair Value Measurements,” investments measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(b)	In accordance with ASC Topic 825 “Financial Instruments,” the Company’s investments in investment affiliates have not been classified in the fair value hierarchy.
At March 31, 2017, managed Level 3 investments totaled $273,136 (December 31, 2016: $282,595), representing 4.6% (December 31, 2016: 4.6%) of total managed investments.

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
Hedge funds
The hedge fund investment was assumed by the Company in the acquisition of Flagstone Reinsurance Holdings, S.A. (“Flagstone”) (the “Flagstone hedge fund”). The Flagstone hedge fund’s administrator provides quarterly NAVs with a three month delay in valuation. The fair value of this investment is measured using the NAV practical expedient and therefore has not been categorized within the fair value hierarchy.
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
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	Bank Loans	Catastrophe Bonds	Fixed Income Investment Funds	Asset Backed Securities	Total
Level 3 investments, beginning of period	$246,496	$48,375	$12,168	$23,931	$330,970
Purchases	23,176	61,091	—	—	84,267
Settlements	(33,110)	(38,780)	392	—	(71,498)
Net realized gains	—	3,134	—	—	3,134
Change in net unrealized gains (losses)	132	(1,144)	—	(49)	(1,061)
Level 3 investments, end of period	$236,694	$72,676	$12,560	$23,882	$345,812

	Three Months Ended March 31, 2016
	Bank Loans	Catastrophe Bonds	Total
Level 3 investments, beginning of period	$232,337	$13,500	$245,837
Purchases	42,103	23,272	65,375
Sales	(2,389)	—	(2,389)
Settlements	(16,249)	(125)	(16,374)
Change in net unrealized (losses) gains	(791)	458	(333)
Level 3 investments, end of period	$255,011	$37,105	$292,116
There have not been any transfers into or out of Level 3 during the three months ended March 31, 2017 or 2016, respectively.

(d)	Financial instruments not carried at fair value
ASC Topic 825 “Financial Instruments” is also applicable to disclosures of financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts and investments in affiliates. The carrying values of cash and cash equivalents, restricted cash, accrued investment income, other assets, net payable for investments purchased and accounts payable and accrued expenses approximated their fair values at March 31, 2017, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

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

AlphaCat ILS funds
The AlphaCat ILS funds received third party subscriptions beginning on December 17, 2012. The Company and third party investors invest in the AlphaCat ILS funds for the purpose of investing in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. The AlphaCat ILS funds have varying risk profiles and are categorized by the expected loss of the fund. Expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit. Lower risk ILS funds are defined as having a maximum permitted portfolio expected loss of less than 7%, whereas higher risk ILS funds have a maximum permitted portfolio expected loss of greater than 7%. The AlphaCat ILS funds primarily deploy their capital through transactions entered into by AlphaCat Re and AlphaCat Master Fund Ltd. (“AlphaCat Master Fund”). The AlphaCat ILS funds are VIEs and are consolidated by the Company as the primary beneficiary. The Company’s maximum exposure to any of the funds is the amount of capital invested at any given time and any remaining capital commitments. Refer to Note 14, “Commitments and contingencies,” for further details.
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

As both the master and feeder funds are consolidated by the Company, any notes issued by the master funds to the feeder funds are eliminated on consolidation and only variable funding notes issued by AlphaCat Re to direct third party investors remain on the Consolidated Balance Sheets as notes payable to AlphaCat investors with the related income or loss included in the Consolidated Statements of Income and Comprehensive Income as (income) attributable to AlphaCat investors. To the extent that the income has not been returned to the investors, it is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

During 2016 and 2017, one of the AlphaCat ILS funds (the “Fund”) issued both common shares and structured notes to the Company and other third party investors in order to capitalize the fund. The Fund deploys its capital through AlphaCat Re; therefore,

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

the structured notes do not have a stated maturity date or principal amount since repayment is dependent on the settlement and income or loss of the variable funding notes with AlphaCat Re. The structured notes rank senior to the common shares and earn an interest rate of 8.0% per annum, payable on a cumulative basis in arrears.

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
The following table presents a reconciliation of the beginning and ending notes payable to AlphaCat investors as at March 31, 2017 and December 31, 2016:

	Three Months Ended March 31, 2017
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of period	$278,202	$—	$278,202
Issuance of notes payable to AlphaCat investors	274,010	103,320	377,330
Redemption of notes payable to AlphaCat investors	(208,956)	—	(208,956)
Foreign exchange gains	—	—	—
Notes payable to AlphaCat investors, end of period	$343,256	$103,320	$446,576

	Year Ended December 31, 2016
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of year	$75,493	$—	$75,493
Issuance of notes payable to AlphaCat investors	311,711	94,326	406,037
Redemption of notes payable to AlphaCat investors	(109,712)	(94,326)	(204,038)
Foreign exchange gains	710	—	710
Notes payable to AlphaCat investors, end of year	$278,202	$—	$278,202
As at December 31, 2016, $1,000 of the structured notes redeemed during the year were payable to AlphaCat investors and included in accounts payable and accrued expenses.
The income attributable to AlphaCat investors for the three months ended March 31, 2017 was $7,503 (2016: $4,600), with $9,510 included in accounts payable and accrued expenses as at March 31, 2017 (December 31, 2016: $17,068).
BetaCat ILS funds

The BetaCat ILS funds invest exclusively in catastrophe bonds (principal-at-risk variable rate notes and other event-linked securities, being referred to collectively as “Cat Bonds”) focused on property and casualty risk and issued under Rule 144A of the Securities Act of 1933, as amended, following a passive buy-and-hold investment strategy. Two of the funds are VIEs, one of which is consolidated by the Company as the primary beneficiary. The remaining fund is a VOE and is consolidated by the Company as it owns all of the voting equity interests. The Company’s maximum exposure to any of the funds is the amount of capital invested at any given time.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the total assets and total liabilities of the Company’s consolidated VIEs, excluding intercompany eliminations, as at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
AlphaCat sidecars	$28,998	$3,196	$40,041	$3,206
AlphaCat ILS funds - Lower Risk (a)	1,430,039	41,699	1,498,276	42,457
AlphaCat ILS funds - Higher Risk (a)	866,386	143,629	972,633	381,332
AlphaCat Re and AlphaCat Master Fund	2,541,415	2,541,245	2,510,415	2,510,245
BetaCat ILS funds	88,656	219	82,471	30,663

(a)
Lower risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of less than 7%, whereas higher risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of greater than 7%. Expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit.

Assets of consolidated VIEs can only be used to settle obligations and liabilities of the consolidated VIEs and do not have recourse to the general credit of the Company. Investments held by these entities are presented separately in Note 3, “Investments,” as non-managed investments.

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
6. Noncontrolling interests
Investors in certain of the AlphaCat and BetaCat ILS funds have rights that enable them, subject to certain limitations, to redeem their shares. The third party equity is therefore recorded in the Company’s Consolidated Balance Sheets as redeemable noncontrolling interests. When and if a redemption notice is received, the fair value of the redemption is reclassified to a liability.
The AlphaCat sidecars and one of the AlphaCat ILS funds have no shareholder redemption rights. Therefore, the third party equity is recorded in the Company’s Consolidated Balance Sheets as noncontrolling interests.
The following tables present a reconciliation of the beginning and ending balances of redeemable noncontrolling interests and noncontrolling interests for the three months ended March 31, 2017 and 2016:

	Redeemable noncontrolling interests		Noncontrolling interests		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
Balance, beginning of period	$1,528,001	$1,111,714	$165,977	$154,662	$1,693,978	$1,266,376
Issuance of shares	103,699	268,750	154,980	112,325	258,679	381,075
Income attributable to noncontrolling interests	25,930	28,573	16,642	8,958	42,572	37,531
Redemption of shares / distributions	—	—	(7,002)	(118,722)	(7,002)	(118,722)
Balance, end of period	$1,657,630	$1,409,037	$330,597	$157,223	$1,988,227	$1,566,260
As at March 31, 2017, redemptions of $3,234 and distributions of $nil (December 31, 2016: $71,530 and $16,144) were payable to redeemable noncontrolling interests and noncontrolling interests, respectively. These amounts are classified within accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

7. Derivative instruments
The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency and interest rate exposures.

(a)	Derivatives not designated as hedging instruments
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments for accounting purposes within the Company’s Consolidated Balance Sheets as at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
Derivatives not designated as hedging instruments	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$152,683	$1,475	$1,517	$181,375	$2,351	$3,421

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses, respectively, within the Company’s consolidated balance sheets.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company’s Consolidated Statements of Income and Comprehensive Income relating to the foreign currency forward contracts that were not designated as hedging instruments for accounting purposes during the three months ended March 31, 2017 and 2016:

Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	Three Months Ended March 31,
		2017	2016
Foreign currency forward contracts	Foreign exchange gains (losses)	$453	$(2,013)
Foreign currency forward contracts	Other (loss) income	(105)	36

(b)	Derivatives designated as hedging instruments
The following table summarizes information on the classification and amount of the fair value of derivatives designated as hedging instruments for accounting purposes on the Consolidated Balance Sheets as at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
Derivatives designated as hedging instruments	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Interest rate swap contracts	$552,563	$20	$1,314	$552,263	$20	$1,479

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses, respectively, within the Company’s consolidated balance sheets.
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
The following table provides the total impact on other comprehensive income (loss) and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the three months ended March 31, 2017 and 2016:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31,
Interest rate swap contracts	2017	2016
Amount of effective portion recognized in other comprehensive income	$2,160	$3,656
Amount of effective portion subsequently reclassified to earnings	$(2,257)	$(2,898)
Amount of ineffective portion excluded from effectiveness testing	$97	$(758)
The above balances relate to interest payments and have therefore been classified as finance expenses in the Consolidated Statements of Income and Comprehensive Income.

(c)	Classification within the fair value hierarchy
As described in Note 4, “Fair value measurements,” under U.S. GAAP, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The assumptions used within the valuation of the Company’s derivative instruments are observable in the marketplace, can be derived from observable data or are supported by observable levels at which other similar transactions are executed in the marketplace. Accordingly, these derivatives were classified within Level 2 of the fair value hierarchy.

(d)	Balance sheet offsetting
There was no balance sheet offsetting activity as at March 31, 2017 or December 31, 2016.
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
8. Reserve for losses and loss expenses
Reserves for losses and loss expenses are based in part upon the estimation of case reserves from broker, insured and ceding company reported data. The Company also uses statistical and actuarial methods to estimate ultimate expected losses and loss expenses, from which incurred but not reported losses (“IBNR”) can be calculated. The period of time from the occurrence of a loss to the reporting of a loss to the Company and to the settlement of the Company’s liability may be several months or years. During this period, additional facts and trends may be revealed. As these factors become apparent, reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves. These estimates are reviewed and adjusted regularly, and such adjustments, if any, are reflected in earnings in the period in which they become known. While management believes that it has made a reasonable estimate of ultimate losses, there can be no assurances that ultimate losses and loss expenses will not exceed this estimate.
The following table summarizes the total reserve for losses and loss expenses as at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Case reserves	$1,234,156	$1,237,772
IBNR	1,818,589	1,757,423
Total reserve for losses and loss expenses	$3,052,745	$2,995,195

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Reserve for losses and loss expenses, beginning of period	$2,995,195	$2,996,567
Loss reserves recoverable	(430,421)	(350,586)
Net reserves for losses and loss expenses, beginning of period	2,564,774	2,645,981
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	330,816	278,186
Prior years	(61,231)	(53,739)
Total net incurred losses and loss expenses	269,585	224,447
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(7,698)	(15,774)
Prior years	(238,089)	(253,303)
Total net paid losses	(245,787)	(269,077)
Foreign exchange loss	12,317	8,260
Net reserve for losses and loss expenses, end of period	2,600,889	2,609,611
Loss reserves recoverable	451,856	370,689
Reserve for losses and loss expenses, end of period	$3,052,745	$2,980,300

Incurred losses and loss expenses comprise:

	Three Months Ended March 31,
	2017	2016
Gross losses and loss expenses	$346,795	$269,853
Reinsurance recoverable	(77,210)	(45,406)
Net incurred losses and loss expenses	$269,585	$224,447

The net favorable development on prior years by segment and line of business for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31, 2017
	Property	Marine	Specialty	Liability	Total
Validus Re	$(3,571)	$(15,429)	$(9,780)	$—	$(28,780)
Talbot	(6,334)	(15,996)	(6,484)	—	(28,814)
Western World	(2,823)	—	—	2,604	(219)
AlphaCat	(4,395)	—	977	—	(3,418)
Net (favorable) adverse development	$(17,123)	$(31,425)	$(15,287)	$2,604	$(61,231)
The favorable development on prior years was primarily due to favorable development on attritional losses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31, 2016
	Property	Marine	Specialty	Liability	Total
Validus Re	$(22,832)	$3,555	$(6,407)	$—	$(25,684)
Talbot	(18,446)	2,964	(7,238)	—	(22,720)
Western World	(441)	—	—	(3,985)	(4,426)
AlphaCat	(181)	—	(728)	—	(909)
Net favorable development	$(41,900)	$6,519	$(14,373)	$(3,985)	$(53,739)
The Validus Re and Talbot segments experienced favorable development on prior years in the property and specialty lines primarily due to favorable development on attritional losses; whereas, the unfavorable development in the marine lines was primarily driven by adverse development on events, which included unfavorable development on an individual marine policy that incepted during the second half of 2015. This adverse development was partially offset by favorable development on attritional losses. The Western World segment experienced favorable development on prior years primarily due to favorable development on attritional losses.
9. Reinsurance
The Company’s reinsurance balances recoverable at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Loss reserves recoverable on unpaid:
Case reserves	$175,863	$165,328
IBNR	275,993	265,093
Total loss reserves recoverable	451,856	430,421
Paid losses recoverable	37,837	35,247
Total reinsurance balances recoverable	$489,693	$465,668
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
Credit risk
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better as rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. As at March 31, 2017, $484,664 or 99.0% (December 31, 2016: $461,369 or 99.1%) of the Company’s reinsurance balances recoverable were either fully collateralized or recoverable from reinsurers rated A- or better.
Reinsurance balances recoverable by reinsurer as at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$401,038	81.9%	$395,308	84.9%
Other reinsurers’ balances > $1 million	83,242	17.0%	66,944	14.4%
Other reinsurers’ balances < $1 million	5,413	1.1%	3,416	0.7%
Total	$489,693	100.0%	$465,668	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables show the reinsurance balances recoverable due from, and the ratings associated with, the Company’s top ten reinsurers as at March 31, 2017 and December 31, 2016:

	March 31, 2017
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd's Syndicates	A+	$79,547	16.2%
Swiss Re	AA-	77,143	15.8%
Fully collateralized reinsurers	NR	71,014	14.5%
Hannover Re	AA-	55,274	11.3%
Everest Re	A+	48,829	10.0%
Munich Re	AA-	20,167	4.1%
Transatlantic Re	A+	18,222	3.7%
XL Catlin	A+	12,652	2.6%
Hamilton Re	A-	9,874	2.0%
Helvetia Group	A	8,316	1.7%
Total		$401,038	81.9%

	December 31, 2016
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd's Syndicates	A+	$84,419	18.2%
Swiss Re	AA-	84,044	18.1%
Fully collateralized reinsurers	NR	83,088	17.8%
Hannover Re	AA-	50,603	10.9%
Everest Re	A+	36,912	7.9%
Munich Re	AA-	18,214	3.9%
Transatlantic Re	A+	10,593	2.3%
Hamilton Re	A-	10,343	2.2%
Toa Re	A+	9,510	2.0%
National Indemnity Company	AA+	7,582	1.6%
Total		$395,308	84.9%
At March 31, 2017 and December 31, 2016, the provision for uncollectible reinsurance relating to reinsurance balances recoverable was $6,019 and $5,153, respectively. To estimate this provision for uncollectible reinsurance, reinsurance balances recoverable are first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied, especially in relation to ceded IBNR. The Company then uses default factors to determine the portion of a reinsurer’s balance deemed to be uncollectible. Default factors require considerable judgment and are determined in part using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.

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
The Company had 6,000 Series A Preferred Shares issued and outstanding as at both March 31, 2017 and December 31, 2016.
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
The Company has repurchased 80,508,849 common shares for an aggregate purchase price of $2,704,406 from the inception of its share repurchase program to March 31, 2017. The Company had $319,995 remaining under its authorized share repurchase program as of March 31, 2017.
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
The following table is a summary of the common share activity during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Common shares issued, beginning of period	161,279,976	160,570,772
Restricted share awards vested, net of shares withheld	3,440	9,566
Restricted share units vested, net of shares withheld	1,995	1,939
Common shares issued, end of period	161,285,411	160,582,277
Treasury shares, end of period	(82,147,821)	(79,026,791)
Common shares outstanding, end of period	79,137,590	81,555,486

(c)	Dividends
On February 9, 2017, the Company announced a quarterly cash dividend of $0.38 (2016: $0.35) per common share and a quarterly cash dividend of $0.3671875 per depositary share on its outstanding Series A Preferred Shares. The common share dividend was paid on March 31, 2017 to holders of record on March 15, 2017. The preferred share dividend was paid on March 15, 2017 to holders of record on March 1, 2017.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

11. Stock plans

(a)	Long Term Incentive Plan
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. The total number of shares reserved for issuance under the LTIP are 2,753,292 shares of which 1,275,446 shares remain available for issuance at March 31, 2017. The LTIP is administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

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
Activity with respect to options for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017			2016
	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, beginning of period	26,136	$6.78	$23.48	65,401	$7.74	$20.17
Options exercised	—	—	—	—	—	—
Options outstanding, end of period	26,136	$6.78	$23.48	65,401	$7.74	$20.17

ii.	Restricted share awards
Restricted shares granted under the LTIP vest either pro rata or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses during the three months ended March 31, 2017 of $9,044 (2016: $9,129). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share awards for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017		2016
	Restricted Share Awards	Weighted Average Grant Date Fair Value	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, beginning of period	2,469,982	$40.89	2,739,446	$38.25
Restricted share awards granted	2,082	57.66	—	—
Restricted share awards vested	(4,571)	37.93	(12,550)	35.75
Restricted share awards forfeited	(513)	48.69	(8,317)	37.94
Restricted share awards outstanding, end of period	2,466,980	$40.91	2,718,579	$38.26

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At March 31, 2017, there were $50,207 (December 31, 2016: $58,804) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.1 years (December 31, 2016: 2.3 years).

iii.	Restricted share units
Restricted share units under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses during the three months ended March 31, 2017 of $315 (2016: $311). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share units for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017		2016
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, beginning of period	112,808	$40.95	114,337	$38.47
Restricted share units vested	(2,115)	38.24	(2,056)	38.24
Restricted share units issued in lieu of cash dividends	717	40.95	790	38.47
Restricted share units outstanding, end of period	111,410	$41.01	113,071	$38.47
At March 31, 2017, there were $2,241 (December 31, 2016: $2,542) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.4 years (December 31, 2016: 2.6 years).

iv.	Performance share awards
The performance share awards contain a performance based component. The performance component relates to the compounded growth in the Dividend Adjusted Diluted Book Value per Share (“DBVPS”) over a three-year period relative to the Company’s peer group. For performance share awards granted during the period, the grant date DBVPS is based on the DBVPS at the end of the most recent financial reporting year. The Dividend Adjusted Performance Period End DBVPS will be the DBVPS three years after the grant date DBVPS. The fair value estimate earns over the requisite attribution period and the estimate will be reassessed at the end of each performance period which will reflect any adjustments in the Consolidated Statements of Income and Comprehensive Income in the period in which they are determined.
The Company recognized share compensation expenses during the three months ended March 31, 2017 of $132 (2016: $1,797).
Activity with respect to unvested performance share awards for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017		2016
	Performance Share Awards	Weighted Average Grant Date Fair Value	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, beginning of period	285,820	$44.53	172,594	$40.70
Performance share awards conversion adjustment	(26,322)	36.82	45,517	36.82
Performance share awards outstanding, end of period	259,498	$45.26	218,111	$39.89
At March 31, 2017, there were $5,848 (December 31, 2016: $6,902) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 1.9 years (December 31, 2016: 2.1 years).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Total share compensation expenses
The breakdown of share compensation expenses by award type for the periods indicated was as follows:

	Three Months Ended March 31,
	2017	2016
Restricted share awards	$9,044	$9,129
Restricted share units	315	311
Performance share awards	132	1,797
Total	$9,491	$11,237

12. Debt and financing arrangements
The Company’s financing structure is comprised of debentures and senior notes payable along with credit and other facilities.
The Company’s outstanding debentures and senior notes payable as at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Deferrable debentures
2006 Junior Subordinated	$150,000	$150,000
2007 Junior Subordinated	139,800	139,800
Flagstone 2006 Junior Subordinated	133,852	133,676
Flagstone 2007 Junior Subordinated	113,750	113,750
Total debentures payable	537,402	537,226
2010 Senior notes payable	250,000	250,000
Less: Unamortized debt issuance costs	(4,588)	(4,638)
Total senior notes payable	245,412	245,362
Total debentures and senior notes payable	$782,814	$782,588
The Company’s outstanding credit and other facilities as at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Commitment	Drawn and outstanding	Commitment	Drawn and outstanding
Credit and other facilities
$85,000 syndicated unsecured letter of credit facility	$85,000	$—	$85,000	$—
$300,000 syndicated secured letter of credit facility	300,000	83,655	300,000	90,252
$24,000 secured bi-lateral letter of credit facility	24,000	2,590	24,000	4,553
$20,000 AlphaCat Re secured letter of credit facility (a)	—	—	20,000	20,000
$25,000 IPC bi-lateral facility	25,000	4,952	25,000	5,842
$236,000 Flagstone bi-lateral facility	236,000	144,158	236,000	144,392
Total credit and other facilities	$670,000	$235,355	$690,000	$265,039

(a)	The Company terminated its AlphaCat Re secured letter of credit facility on January 6, 2017.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(a)	Senior notes and junior subordinated deferrable debentures
The following table summarizes the key terms of the Company’s senior notes and junior subordinated deferrable debentures:

Description	Issuance date	Issued	Maturity date	Interest Rate as at				Interest payments due
				Issuance Date		March 31, 2017
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	9.069%	(a)	5.831%	(e)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$133,852	September 15, 2036	3.540%	(b)	6.463%	(e)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	8.480%	(c)	5.180%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$100,000	July 30, 2037	3.000%	(b)	5.900%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	3.100%	(b)	5.983%	(e)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(d)	8.875%	(d)	Semi-annually in arrears

(a)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 3.550% thereafter, reset quarterly.

(b)	Floating interest rate of three-month LIBOR plus amount stated, reset quarterly.

(c)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 2.950% thereafter, reset quarterly.

(d)	Fixed interest rate.

(e)	Fixed interest rate as a result of interest rate swap contracts entered into by the Company.
Future payments of principal of $250,000 and $537,402 on the 2010 Senior Notes and the debentures, respectively, are expected to be made after 2022.

(b)	Credit facilities
The Company has pledged cash and investments as collateral under the Company’s credit facilities in the total amount of $412,176 (December 31, 2016: $442,184) as detailed in the table below:

	Cash and investments pledged as collateral
Description	March 31, 2017	December 31, 2016
$300,000 syndicated secured letter of credit facility	$146,375	$157,597
$24,000 secured bi-lateral letter of credit facility	48,219	48,097
AlphaCat Re secured letter of credit facility (a)	—	20,032
$236,000 Flagstone bi-lateral facility	217,582	216,458
Total	$412,176	$442,184

(a)	The Company terminated its AlphaCat Re secured letter of credit facility on January 6, 2017.
As of March 31, 2017 and December 31, 2016, the Company was in compliance with all covenants and restrictions under its credit facilities.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Finance expenses
Finance expenses consist of interest on the junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, credit facility fees, bank charges, Talbot Funds at Lloyds (“FAL”) facility, AlphaCat financing fees and other charges as follows:

	Three Months Ended March 31,
	2017	2016
2006 Junior Subordinated Deferrable Debentures	$2,187	$2,211
2007 Junior Subordinated Deferrable Debentures	1,810	1,831
Flagstone 2006 Junior Subordinated Deferrable Debentures	2,221	2,245
Flagstone 2007 Junior Subordinated Deferrable Debentures	1,723	1,767
2010 Senior Notes due 2040	5,597	5,597
Credit facilities	218	661
Bank and other charges	151	7
AlphaCat fees (a)	36	884
Total finance expenses	$13,943	$15,203

(a)	Includes finance expenses incurred by AlphaCat Managers Ltd. in relation to fund raising for the AlphaCat sidecars, the AlphaCat ILS funds and AlphaCat direct.
13. Accumulated other comprehensive loss
The changes in accumulated other comprehensive loss, by component for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31, 2017
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of period	$(22,274)	$(150)	$(792)	$(23,216)
Other comprehensive income, net of tax	597	68	98	763
Balance, net of tax, end of period	$(21,677)	$(82)	$(694)	$(22,453)

	Three Months Ended March 31, 2016
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of period	$(11,834)	$334	$(1,069)	$(12,569)
Other comprehensive loss, net of tax	(2,028)	(83)	(758)	(2,869)
Balance, net of tax, end of period	$(13,862)	$251	$(1,827)	$(15,438)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

14. Commitments and contingencies

(a)	Funds at Lloyd’s
Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on Syndicate 1183’s business plan, rating environment and reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises cash and investments. The Company provided FAL in the amount of $583,600 for the 2017 underwriting year (2016 underwriting year: $617,000).
The amounts which are provided as FAL are not available for distribution to the Company for the payment of dividends. Talbot’s corporate member may also be required to maintain funds under the control of Lloyd’s in excess of its capital requirement and such funds also may not be available for distribution to the Company for the payment of dividends.

(b)	Lloyd’s Central Fund
Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2017 underwriting capacity at Lloyd’s of £600,000, at the March 31, 2017 exchange rate of £1 equals $1.26 and assuming the maximum 3% assessment, the Company would be assessed approximately $22,680.
(c)    Unfunded investment commitments
As at March 31, 2017 and December 31, 2016, the Company had total unfunded investment commitments related to the following:

	Unfunded investment commitments as at
	March 31, 2017	December 31, 2016
Fixed maturity investments	$27,375	$28,499
Other investments (a)	138,636	156,134
Investments in investment affiliates (b)	84,861	64,071
AlphaCat ILS Fund	8,000	10,000
Total unfunded investment commitments	$258,872	$258,704

(a)	The Company’s total capital commitments related to other investments as at both March 31, 2017 and December 31, 2016 was $308,000.

(b)	Refer to Note 3(c), “Investments in Investment Affiliates.”

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
Group Ark Insurance
Subsequent to July 2016, Aquiline Capital ceased to be shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Christopher E. Watson, a director of the Company and senior principal of Aquiline Capital, continues to serve as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written, reinsurance premiums ceded and earned premium adjustments during the three months ended March 31, 2016 of $1,906, $17 and $526, respectively. As at December 31, 2016 the Company had recorded premiums receivable and loss reserves recoverable of $292 and $798, respectively.
Wellington
Pursuant to reinsurance agreements with a subsidiary of Wellington Insurance Company (“Wellington”), during the three months ended March 31, 2017 the Company recognized gross premiums written and earned premium adjustments of $2,974 and $861 (2016: $nil and $nil), respectively. As at March 31, 2017 and December 31, 2016 the Company had recorded premiums receivable of $2,676 and $666, respectively. Aquiline Capital are shareholders of Wellington and Christopher E. Watson, a director of the Company and senior principal of Aquiline Capital, serves as a director of Wellington.
Aquiline II, Aquiline III and Aquiline Tech
The Company had, as of March 31, 2017 and December 31, 2016, investments in Aquiline II, III and Tech with a total value of $94,697 and $100,431 and outstanding unfunded commitments of $84,861 and $64,071, respectively. For the three months ended March 31, 2017, the Company incurred $356 (2016: $nil) in partnership fees associated with these investments. Additional information related to Aquiline II, III and Tech is disclosed in Note 3(c), “Investments in Investment Affiliates.”

(b)	Other
Certain shareholders of the Company and their affiliates, as well as employers of entities associated with directors or officers have purchased insurance and/or reinsurance from the Company in the ordinary course of business. The Company believes these transactions were settled for arm’s length consideration.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

16. Earnings per common share
The following table sets forth the computation of basic earnings per common share and earnings per diluted common share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Basic earnings per common share
Net income available to Validus common shareholders	$94,561	$166,810
Weighted average number of common shares outstanding	79,133,671	82,821,261
Basic earnings per share available to Validus common shareholders	$1.19	$2.01

Earnings per diluted common share
Net income available to Validus common shareholders	$94,561	$166,810

Weighted average number of common shares outstanding	79,133,671	82,821,261
Share equivalents:
Stock options	15,379	35,878
Unvested restricted shares	1,590,092	1,341,176
Weighted average number of diluted common shares outstanding	80,739,142	84,198,315
Earnings per diluted share available to Validus common shareholders	$1.17	$1.98
Share equivalents that would result in the issuance of 1,503 common shares were outstanding for the three months ended March 31, 2017, but were not included in the computation of earnings per diluted common share because the effect would be antidilutive. There were no antidilutive shares noted for the three months ended March 31, 2016.

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
Corporate and Investments
The Company has a corporate and investments function (“Corporate and Investments”), which includes the activities of the parent company, and which carries out certain functions for the group, including investment management. Corporate and Investments includes investment income on a managed basis and other non-segment expenses, predominantly general and administrative, stock compensation and finance expenses. Corporate and Investments also includes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For reporting purposes, Corporate and Investments is reflected separately; however, it is not considered an operating segment under these circumstances. Other reconciling items include, but are not limited to, the elimination of certain inter segment revenues and expenses and other items that are not allocated to the operating segments.
A reconciliation of segmental income to net income available to Validus is included in the tables below.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and “Corporate and Investments”:

	Three Months Ended March 31,
Validus Re Segment Information	2017	2016
Underwriting revenues
Gross premiums written	$620,522	$691,668
Reinsurance premiums ceded	(108,813)	(92,495)
Net premiums written	511,709	599,173
Change in unearned premiums	(293,297)	(355,342)
Net premiums earned	218,412	243,831
Other insurance related income (loss)	78	(315)
Total underwriting revenues	218,490	243,516
Underwriting deductions
Losses and loss expenses	86,154	82,868
Policy acquisition costs	41,256	42,259
General and administrative expenses	16,832	17,179
Share compensation expenses	2,477	2,901
Total underwriting deductions	146,719	145,207
Underwriting income	$71,771	$98,309

Selected ratios
Ratio of net to gross premiums written	82.5%	86.6%

Losses and loss expense ratio	39.4%	34.0%

Policy acquisition cost ratio	18.9%	17.4%
General and administrative expense ratio (a)	8.9%	8.2%
Expense ratio	27.8%	25.6%
Combined ratio	67.2%	59.6%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31,
Talbot Segment Information	2017	2016
Underwriting revenues
Gross premiums written	$247,175	$266,317
Reinsurance premiums ceded	(92,824)	(87,458)
Net premiums written	154,351	178,859
Change in unearned premiums	40,714	27,933
Net premiums earned	195,065	206,792
Other insurance related income	755	11
Total underwriting revenues	195,820	206,803
Underwriting deductions
Losses and loss expenses	106,412	100,101
Policy acquisition costs	43,276	44,343
General and administrative expenses	38,443	38,535
Share compensation expenses	2,827	3,522
Total underwriting deductions	190,958	186,501
Underwriting income	$4,862	$20,302

Selected ratios
Ratio of net to gross premiums written	62.4%	67.2%

Losses and loss expense ratio	54.6%	48.4%

Policy acquisition cost ratio	22.2%	21.5%
General and administrative expense ratio (a)	21.1%	20.3%
Expense ratio	43.3%	41.8%
Combined ratio	97.9%	90.2%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31,
Western World Segment Information	2017	2016
Underwriting revenues
Gross premiums written	$172,043	$63,959
Reinsurance premiums ceded	(5,618)	(4,139)
Net premiums written	166,425	59,820
Change in unearned premiums	(69,153)	1,679
Net premiums earned	97,272	61,499
Other insurance related income	241	288
Total underwriting revenues	97,513	61,787
Underwriting deductions
Losses and loss expenses	74,925	39,646
Policy acquisition costs	20,236	14,200
General and administrative expenses	10,754	12,075
Share compensation expenses	692	581
Total underwriting deductions	106,607	66,502
Underwriting loss	$(9,094)	$(4,715)

Selected ratios
Ratio of net to gross premiums written	96.7%	93.5%

Losses and loss expense ratio	77.0%	64.5%

Policy acquisition cost ratio	20.8%	23.1%
General and administrative expense ratio (a)	11.8%	20.5%
Expense ratio	32.6%	43.6%
Combined ratio	109.6%	108.1%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31,
AlphaCat Segment Information	2017	2016
Revenues
Third party	$4,644	$4,727
Related party	631	891
Total revenues	5,275	5,618

Expenses
General and administrative expenses	3,844	1,482
Share compensation expenses	82	141
Finance expenses	31	808
Tax benefit	(1)	—
Foreign exchange (gains) losses	(1)	8
Total expenses	3,955	2,439
Income before investments from AlphaCat Funds and Sidecars	1,320	3,179

Investment income (loss) from AlphaCat Funds and Sidecars (a)
AlphaCat Sidecars	(112)	124
AlphaCat ILS Funds - Lower Risk (b)	2,189	2,507
AlphaCat ILS Funds - Higher Risk (b)	2,367	2,436
BetaCat ILS Funds	368	563
PaCRe	—	(23)
Total investment income from AlphaCat Funds and Sidecars	4,812	5,607
Validus’ share of AlphaCat segment income	$6,132	$8,786

Supplemental information
Gross premiums written
AlphaCat Sidecars	$66	$(52)
AlphaCat ILS Funds - Lower Risk (b)	52,908	59,958
AlphaCat ILS Funds - Higher Risk (b)	93,536	96,320
AlphaCat Direct (c)	18,416	11,122
Total gross premiums written	$164,926	$167,348

(a)	The investment income from the AlphaCat funds and sidecars is based on equity accounting.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31,
Corporate and Investments	2017	2016
Investment income
Managed net investment income (a)	$36,192	$27,923

Corporate expenses
General and administrative expenses	17,177	16,183
Share compensation expenses	3,413	4,092
Finance expenses (a)	13,864	14,341
Dividends on preferred shares	2,203	—
Tax benefit	(3,548)	(2,118)
Total Corporate expenses	33,109	32,498

Other items
Net realized losses on managed investments (a)	(2,892)	(1,086)
Change in net unrealized gains on managed investments (a)	14,349	47,078
Income (loss) from investment affiliate	5,188	(4,113)
Foreign exchange gains (a)	1,103	6,074
Other income	94	677
Total other items	17,842	48,630
Total Corporate and Investments	$20,925	$44,055

(a)	These items exclude the components which are included in Validus’ share of AlphaCat and amounts which are consolidated from VIEs.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables reconcile the results of our operating segments along with our corporate and investments function to the Consolidated results of the Company for the periods indicated:

	Three Months Ended March 31, 2017
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment and Consolidated VIEs	Corporate and Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$620,522	$247,175	$172,043	$164,926	$—	$(13,809)	$1,190,857
Reinsurance premiums ceded	(108,813)	(92,824)	(5,618)	(6,660)	—	13,809	(200,106)
Net premiums written	511,709	154,351	166,425	158,266	—	—	990,751
Change in unearned premiums	(293,297)	40,714	(69,153)	(93,639)	—	—	(415,375)
Net premiums earned	218,412	195,065	97,272	64,627	—	—	575,376
Other insurance related income	78	755	241	5,161	—	(4,999)	1,236
Total underwriting revenues	218,490	195,820	97,513	69,788	—	(4,999)	576,612
Underwriting deductions
Losses and loss expenses	86,154	106,412	74,925	2,094	—	—	269,585
Policy acquisition costs	41,256	43,276	20,236	6,901	—	(41)	111,628
General and administrative expenses	16,832	38,443	10,754	9,641	17,177	(4,923)	87,924
Share compensation expenses	2,477	2,827	692	82	3,413	—	9,491
Total underwriting deductions	146,719	190,958	106,607	18,718	20,590	(4,964)	478,628
Underwriting income (loss)	$71,771	$4,862	$(9,094)	$51,070	$(20,590)	$(35)	$97,984
Other items (a)	—	—	—	1,115	7,526	—	8,641
Dividends on preferred shares	—	—	—	—	(2,203)	—	(2,203)
Net investment income	—	—	—	4,022	36,192	—	40,214
(Income) attributable to AlphaCat investors	—	—	—	(7,503)	—	—	(7,503)
Net (income) attributable to noncontrolling interest	—	—	—	(42,572)	—	—	(42,572)
Segmental income (loss)	$71,771	$4,862	$(9,094)	$6,132	$20,925	$(35)
Net income available to Validus common shareholders							$94,561

(a)
Other items includes finance expenses, tax expenses, foreign exchange gains (losses), net realized and change in net unrealized gains (losses) on investments, income from investment and operating affiliates and other income (loss).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31, 2016
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment and Consolidated VIEs	Corporate and Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$691,668	$266,317	$63,959	$167,348	$—	$(16,501)	$1,172,791
Reinsurance premiums ceded	(92,495)	(87,458)	(4,139)	(244)	—	16,501	(167,835)
Net premiums written	599,173	178,859	59,820	167,104	—	—	1,004,956
Change in unearned premiums	(355,342)	27,933	1,679	(107,958)	—	—	(433,688)
Net premiums earned	243,831	206,792	61,499	59,146	—	—	571,268
Other insurance related (loss) income	(315)	11	288	5,665	—	(4,913)	736
Total underwriting revenues	243,516	206,803	61,787	64,811	—	(4,913)	572,004
Underwriting deductions
Losses and loss expenses	82,868	100,101	39,646	1,832	—	—	224,447
Policy acquisition costs	42,259	44,343	14,200	6,157	—	234	107,193
General and administrative expenses	17,179	38,535	12,075	7,456	16,183	(5,220)	86,208
Share compensation expenses	2,901	3,522	581	141	4,092	—	11,237
Total underwriting deductions	145,207	186,501	66,502	15,586	20,275	(4,986)	429,085
Underwriting income (loss)	$98,309	$20,302	$(4,715)	$49,225	$(20,275)	$73	$142,919
Other items (a)	—	—	—	154	36,407	—	36,561
Dividends on preferred shares	—	—	—	—	—	—	—
Net investment income	—	—	—	1,538	27,923	—	29,461
(Income) attributable to AlphaCat investors	—	—	—	(4,600)	—	—	(4,600)
Net (income) attributable to noncontrolling interest	—	—	—	(37,531)	—	—	(37,531)
Segmental income (loss)	$98,309	$20,302	$(4,715)	$8,786	$44,055	$73
Net income available to Validus common shareholders							$166,810

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written by operating segment allocated to the territory of coverage exposure for the periods indicated:

	Gross Premiums Written
	Three Months Ended March 31, 2017
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$213,868	$29,085	$172,043	$28,203	$(880)	$442,319	37.1%

Worldwide excluding United States (a)	34,068	34,331	—	7,035	(653)	74,781	6.3%
Australia and New Zealand	931	3,182	—	—	(150)	3,963	0.3%
Europe	29,616	11,715	—	466	(705)	41,092	3.5%
Latin America and Caribbean	9,342	24,177	—	—	(2,872)	30,647	2.6%
Japan	1,161	1,825	—	1,193	(30)	4,149	0.3%
Canada	1,715	1,137	—	—	(45)	2,807	0.2%
Rest of the world (b)	13,905	23,272	—	—	(1,682)	35,495	3.0%
Sub-total, non United States	90,738	99,639	—	8,694	(6,137)	192,934	16.2%
Worldwide including United States (a)	102,421	27,357	—	123,309	(6,790)	246,297	20.7%
Other locations non-specific (c)	213,495	91,094	—	4,720	(2)	309,307	26.0%
Total	$620,522	$247,175	$172,043	$164,926	$(13,809)	$1,190,857	100.0%

	Gross Premiums Written
	Three Months Ended March 31, 2016
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$295,394	$26,110	$63,959	$25,391	$(1,138)	$409,716	35.0%

Worldwide excluding United States (a)	30,264	35,504	—	16,011	(475)	81,304	6.9%
Australia and New Zealand	4,923	2,312	—	4,082	(134)	11,183	1.0%
Europe	22,467	13,861	—	3,451	(924)	38,855	3.3%
Latin America and Caribbean	13,582	23,807	—	—	(3,026)	34,363	2.9%
Japan	872	617	—	1,500	(24)	2,965	0.3%
Canada	1,676	1,092	—	—	(51)	2,717	0.2%
Rest of the world (b)	16,688	27,484	—	—	(1,885)	42,287	3.6%
Sub-total, non United States	90,472	104,677	—	25,044	(6,519)	213,674	18.2%
Worldwide including United States (a)	111,777	28,454	—	115,373	(8,834)	246,770	21.0%
Other locations non-specific (c)	194,025	107,076	—	1,540	(10)	302,631	25.8%
Total	$691,668	$266,317	$63,959	$167,348	$(16,501)	$1,172,791	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

18. Subsequent events
On May 1, 2017, the Company completed its acquisition of Archer Daniels Midland Company’s (“ADM”) Crop Risk Services business (“CRS”). Under the terms of the transaction, ADM received $127,500 in cash, subject to certain working capital and balance sheet adjustments, in exchange for 100% of the outstanding stock of CRS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s unaudited consolidated results of operations for the three months ended March 31, 2017 and 2016 and the Company’s consolidated financial condition, liquidity and capital resources as at March 31, 2017 and December 31, 2016. This discussion and analysis should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and notes thereto included in this filing and the Company’s audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2016, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk, as well as management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
For a number of reasons, the Company’s historical financial results may not accurately indicate future performance. See “Cautionary Note Regarding Forward-Looking Statements.” The Risk Factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 present a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Executive Overview
The Company conducts its operations worldwide through four operating segments which have been determined under U.S. GAAP segment reporting to be Validus Re, Talbot, Western World, and AlphaCat.
In addition, the Company has a corporate and investment function (“Corporate and Investments”), which includes the activities of the parent company, and which carries out certain functions for the group, including investment management. Corporate and Investments includes investment income on a managed basis and other non-segment expenses, predominantly general and administrative, stock compensation and finance expenses. Corporate and Investments also includes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For reporting purposes, Corporate and Investments is reflected separately; however, it is not considered an operating segment. The Company’s corporate expenses, capital servicing and debt costs and investment results are presented separately within the corporate and investments discussion.
The Company’s strategy is to concentrate primarily on short-tail risks, which has been an area where management believes prices and terms provide an attractive risk-adjusted return and the management team has proven expertise. The Company’s profitability in any given period is a function of net earned premium and investment revenues, less net losses and loss expenses, acquisition expenses and operating expenses. The Company’s insurance and reinsurance portfolio, as measured by gross premium written, was comprised of 31% insurance and 69% reinsurance for the three months ended March 31, 2017 compared to 22% insurance and 78% reinsurance for the three months ended March 31, 2016. Financial results in the insurance and reinsurance industry are influenced by the frequency and/or severity of claims and losses, including as a result of catastrophic events; changes in interest rates, financial markets and general economic conditions; the supply of insurance and reinsurance capacity and changes in legal, regulatory and judicial environments.
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
During the January 2017 renewal season, the Validus Re and AlphaCat segments underwrote $628.9 million in gross premiums written (excluding U.S. agriculture premiums and net of intercompany eliminations between Validus Re and AlphaCat), an increase of 3.0% from the prior year renewal period. This increase was driven by an increase in U.S. property, marine and other specialty renewals and was partially offset by decreases in international property and casualty renewals. Terms and conditions across the market were generally unchanged, however the overall market continues to see downwards pressure on rates in the low single digits.
Business written by the Talbot and Western World segments is distributed more evenly throughout the year. Through March 31, 2017, the Talbot segment experienced a whole account rate decrease of approximately 4.9% driven primarily by decreases in the downstream and upstream energy classes. The Western World segment experienced a modest whole account rate decrease of approximately 0.6% through March 31, 2017.

Non-GAAP Financial Measures
In presenting the Company’s results, management has included and discussed certain non-GAAP financial measures. The Company believes that these non-GAAP measures, which may be defined and calculated differently by other companies, better explain and enhance the understanding of the Company’s results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP.
Book value financial indicators
In addition to presenting book value per common share determined in accordance with U.S. GAAP, the Company believes that the key financial indicator for evaluating our performance and measuring the overall growth in value generated for shareholders is book value per diluted common share plus accumulated dividends, a non-GAAP financial measure.
The following table presents reconciliations of book value per common share to book value per diluted common share plus accumulated dividends and other non-GAAP book value financial indicators:

	March 31, 2017
	Equity Amount	Common Shares	Per Share Amount (a)
Book value per common share (b)	$3,761,876	79,137,590	$47.54
Non-GAAP Adjustments:
Assumed exercise of outstanding stock options (c)(d)	614	26,136
Unvested restricted shares	—	2,837,888
Book value per diluted common share (e)	3,762,490	82,001,614	$45.88
Goodwill	(196,758)	—
Intangible assets	(114,176)	—
Tangible book value per diluted common share (e)	$3,451,556	82,001,614	$42.09

Book value per diluted common share (e)			$45.88
Accumulated dividends			11.94
Book value per diluted common share plus accumulated dividends (e)			$57.82

	December 31, 2016
	Equity Amount	Common Shares	Per Share Amount (a)
Book value per common share (b)	$3,688,291	79,132,252	$46.61
Non-GAAP Adjustments:
Assumed exercise of outstanding stock options (c)(d)	614	26,136
Unvested restricted shares	—	2,868,610
Book value per diluted common share (e)	3,688,905	82,026,998	$44.97
Goodwill	(196,758)	—
Intangible assets	(115,592)	—
Tangible book value per diluted common share (e)	$3,376,555	82,026,998	$41.16

Book value per diluted common share (e)			$44.97
Accumulated dividends			11.56
Book value per diluted common share plus accumulated dividends (e)			$56.53

(a)	Per share amounts are calculated by dividing the equity amount by the common shares.

(b)
The equity amount used in the calculation of book value per common share represents total shareholders' equity available to Validus excluding the liquidation value of the preferred shares of $150 million.

(c)	Using the "as-if-converted" method, assuming all proceeds received upon exercise of stock options will be retained by the Company and the resulting common shares from exercise remain outstanding.

(d)	At March 31, 2017, the weighted average exercise price for those stock options that had an exercise price lower than book value per share was $23.48 (December 31, 2016: $23.48).

(e)	Non-GAAP financial measure.

Book value per common share, a GAAP financial measure, increased by $0.93, or 2.0%, from $46.61 at December 31, 2016 to $47.54 at March 31, 2017.
Book value per diluted common share plus accumulated dividends, a non-GAAP financial measure, is considered by management to be the key financial indicator of performance, as the Company believes growth in book value on a diluted basis, plus the dividends that have accumulated, ultimately translates into the return that a shareholder will receive. Book value per diluted common share plus accumulated dividends increased by $1.29, or 2.3%, from $56.53 at December 31, 2016 to $57.82 at March 31, 2017. Cash dividends per common share are an integral part of the value created for shareholders. During the three months ended March 31, 2017, the Company paid cash dividends of $0.38 (2016: $0.35) per common share.
Book value per diluted common share, a non-GAAP financial measure, is considered by management to be a measure of returns to common shareholders, as the Company believes growth in book value on a diluted basis ultimately translates into growth in stock price. Book value per diluted common share after dividends paid increased by $0.91, or 2.0%, from $44.97 at December 31, 2016 to $45.88 at March 31, 2017. Growth in book value per diluted common share inclusive of dividends paid was 2.9% and 4.8% for the three months ended March 31, 2017 and 2016, respectively.
Tangible book value per diluted common share, a non-GAAP financial measure, is considered by management to be a measure of returns to common shareholders excluding goodwill and other intangible assets, as the Company believes growth in tangible book value on a diluted basis ultimately translates into growth in the tangible value of the Company. Tangible book value per diluted common share increased by $0.93, or 2.3%, from $41.16 at December 31, 2016 to $42.09 at March 31, 2017.
Other financial indicators
In addition to presenting net income available to Validus common shareholders determined in accordance with U.S. GAAP, the Company believes that showing net operating income available to Validus common shareholders, a non-GAAP financial measure, provides investors with a valuable measure of profitability and enables investors, analysts, rating agencies and other users of its financial information to more easily analyze the Company’s results in a manner similar to how management analyzes the Company’s underlying business performance.
Net operating income available to Validus common shareholders is calculated by the addition or subtraction of certain Consolidated Statement of Income and Comprehensive Income line items from net income available to Validus common shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Net income available to Validus common shareholders	$94,561	$166,810
Non-GAAP Adjustments:
Net realized losses on investments	1,164	584
Change in net unrealized gains on investments	(13,348)	(47,444)
(Income) loss from investment affiliates	(5,188)	4,113
Foreign exchange gains	(1,569)	(6,245)
Other income	(94)	(677)
Net income attributable to noncontrolling interest	728	237
Tax expense (a)	580	4,127
Net operating income available to Validus common shareholders (b)	$76,834	$121,505

Average shareholders' equity available to Validus common shareholders (c)	$3,725,084	$3,681,701

Annualized return on average equity	10.2%	18.1%
Annualized net operating return on average equity (b)	8.3%	13.2%

(a)
Represents the tax expense or benefit associated with the specific country to which the pre-tax adjustment relates to. The tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize tax losses carried forward.

(b)	Non-GAAP financial measure.

(c)
Average shareholders’ equity for the three months ended is the average of the beginning and ending quarter end shareholders’ equity balances, excluding the liquidation value of the preferred shares of $150,000.

Net operating income available to Validus common shareholders, a non-GAAP financial measure, measures the performance of the Company’s operations without the influence of gains or losses on investments and foreign currencies and other items as noted in the table above. The Company excludes these items from its calculation of net operating income available to Validus common shareholders because the amount of these gains and losses is heavily influenced by, and fluctuates in part, according to availability of investment market opportunities and other factors. The Company believes these amounts are largely independent of its core underwriting activities and including them distorts the analysis of trends in its operations. The Company believes the reporting of net operating income available to Validus common shareholders enhances the understanding of results by highlighting the underlying profitability of the Company’s core (re)insurance operations. This profitability is influenced significantly by earned premium growth, adequacy of the Company’s pricing, as well as loss frequency and severity. Over time it is also influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through its management of acquisition costs and other underwriting expenses.
Return on average equity, a GAAP financial measure, and net operating return on average equity, a non-GAAP financial measure, represents the returns generated on common shareholders’ equity during the year. The Company’s objective is to generate superior returns on capital that appropriately reward shareholders for the risks assumed.
For further discussion of the components driving the Company’s financial indicators refer to the “Results of Operations” sections.

First Quarter 2017 Results of Operations - Consolidated
The following table presents the results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Revenues
Gross premiums written	$1,190,857	$1,172,791
Reinsurance premiums ceded	(200,106)	(167,835)
Net premiums written	990,751	1,004,956
Change in unearned premiums	(415,375)	(433,688)
Net premiums earned	575,376	571,268
Net investment income	40,214	29,461
Net realized losses on investments	(1,164)	(584)
Change in net unrealized gains on investments	13,348	47,444
Income (loss) from investment affiliates	5,188	(4,113)
Other insurance related income and other income	1,330	1,413
Foreign exchange gains	1,569	6,245
Total revenues	635,861	651,134
Expenses
Losses and loss expenses	269,585	224,447
Policy acquisition costs	111,628	107,193
General and administrative expenses	87,924	86,208
Share compensation expenses	9,491	11,237
Finance expenses	13,943	15,203
Total expenses	492,571	444,288
Income before taxes, loss from operating affiliate and (income) attributable to AlphaCat investors	143,290	206,846
Tax benefit	3,549	2,118
Loss from operating affiliate	—	(23)
(Income) attributable to AlphaCat investors	(7,503)	(4,600)
Net income	$139,336	$204,341
Net (income) attributable to noncontrolling interests	(42,572)	(37,531)
Net income available to Validus	96,764	166,810
Dividends on preferred shares	(2,203)	—
Net income available to Validus common shareholders	$94,561	$166,810

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$311,054	$278,186
Current period—notable loss events	—	—
Current period—non-notable loss events	19,762	—
Change in prior accident years	(61,231)	(53,739)
Total losses and loss expenses	$269,585	$224,447
Selected ratios:
Ratio of net to gross premiums written	83.2%	85.7%
Losses and loss expense ratio:
Current period excluding items below	54.1%	48.7%
Current period—notable loss events	—%	—%
Current period—non-notable loss events	3.4%	—%
Change in prior accident years	(10.6)%	(9.4)%
Losses and loss expense ratio	46.9%	39.3%
Policy acquisition cost ratio	19.4%	18.8%
General and administrative expense ratio (a)	16.9%	17.0%
Expense ratio	36.3%	35.8%
Combined ratio	83.2%	75.1%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the first quarter 2017 as compared to 2016 were as follows:

•
Gross premiums written for the three months ended March 31, 2017 and 2016 were $1,190.9 million and $1,172.8 million, respectively, an increase of $18.1 million, or 1.5%. The increase was primarily driven by an increase in the Western World segment and was offset by decreases in the Validus Re and Talbot segments. The decrease in the Validus Re segment was driven by a decline in agriculture premiums of $76.3 million due to lower crop premiums available for reinsurers as a result of recent mergers and acquisitions in the primary insurance space, including the Company's announced acquisition of CRS. This decrease was offset by an increase in agriculture premiums of $84.3 million in the Western World segment, which resulted from a new quota-share arrangement between CRS and the Company. The results of this quota-share arrangement have been presented within the Western World segment in anticipation of these premiums being written by Western World upon closing of the transaction.

•
Reinsurance premiums ceded for the three months ended March 31, 2017 and 2016 were $200.1 million and $167.8 million, respectively, an increase of $32.3 million, or 19.2%. The increase was primarily driven by increases in the Validus Re, Talbot and AlphaCat segments.

•
Losses and loss expenses for the three months ended March 31, 2017 were $269.6 million compared to $224.4 million for the three months ended March 31, 2016, an increase of $45.1 million or 20.1%. The increase was driven by an increase in attritional and non-notable losses.

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

•
There were no notable loss events occurring during the three months ended March 31, 2017. There were no notable or non-notable loss events occurring during the three months ended March 31, 2016. Losses and loss expenses incurred from a single energy non-notable loss event during the three months ended March 31, 2017 were as follows:

Three Months Ended March 31, 2017
(Dollars in thousands)	Non-Notable Loss Event
Net losses and loss expenses	19,762
Plus: Reinstatement premiums payable, net	1,060
Net loss attributable to Validus	$20,822
Loss Ratios

•
The loss ratio for the three months ended March 31, 2017 was 46.9%, which included $61.2 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 10.6 percentage points compared to a loss ratio for the three months ended March 31, 2016 of 39.3%, which included $53.7 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 9.4 percentage points. The favorable development of $61.2 million on prior accident years for the three months ended March 31, 2017 was primarily due to favorable development on attritional losses of $50.6 million and favorable development on event losses of $10.6 million. The favorable loss reserve development on prior accident years of $53.7 million during the three months ended March 31, 2016 was primarily due to favorable development on attritional losses of $71.4 million; partially offset by unfavorable development on event losses of $17.7 million. The unfavorable development on event losses was driven by reserves established following the receipt of a loss advice on an individual marine policy that incepted during the second half of 2015.

•	The combined ratio for the three months ended March 31, 2017 and 2016 was 83.2% and 75.1%, respectively, an increase of 8.1 percentage points.

•	Loss ratios by line of business for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Property	33.1%	10.0%
Marine	20.3%	63.5%
Specialty	67.3%	56.4%
Liability	73.3%	62.0%
All lines	46.9%	39.3%

•	Policy acquisition cost ratio for the three months ended March 31, 2017 was 19.4% compared to 18.8% for the three months ended March 31, 2016, an increase of 0.6 percentage points.

•
General and administrative (“G&A”) expenses for the three months ended March 31, 2017 were $87.9 million compared to $86.2 million for the three months ended March 31, 2016, an increase of $1.7 million or 2.0%.

First Quarter 2017 Results of Operations - Validus Re Segment
The following table presents underwriting income by line of business for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017				2016
(Dollars in thousands)	Property	Marine	Specialty	Total	Property	Marine	Specialty	Total
Underwriting revenues
Gross premiums written	$203,704	$100,548	$316,270	$620,522	$192,637	$106,603	$392,428	$691,668
Reinsurance premiums ceded	(83,814)	(14,433)	(10,566)	(108,813)	(72,496)	(7,415)	(12,584)	(92,495)
Net premiums written	119,890	86,115	305,704	511,709	120,141	99,188	379,844	599,173
Change in unearned premiums	(22,149)	(62,240)	(208,908)	(293,297)	(17,989)	(64,317)	(273,036)	(355,342)
Net premiums earned	97,741	23,875	96,796	218,412	102,152	34,871	106,808	243,831
Other insurance related income				78				(315)
Total underwriting revenues				218,490				243,516
Underwriting deductions
Losses and loss expenses	24,287	971	60,896	86,154	(3,242)	20,411	65,699	82,868
Policy acquisition costs	17,465	4,988	18,803	41,256	18,944	4,912	18,403	42,259
Total underwriting deductions before G&A	41,752	5,959	79,699	127,410	15,702	25,323	84,102	125,127
Underwriting income before G&A	$55,989	$17,916	$17,097	$91,080	$86,450	$9,548	$22,706	$118,389
General and administrative expenses				16,832				17,179
Share compensation expenses				2,477				2,901
Total underwriting deductions				146,719				145,207
Underwriting income				$71,771				$98,309

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$21,564	$16,400	$65,958	$103,922	$19,590	$16,856	$72,106	$108,552
Current period—notable loss events	—	—	—	—	—	—	—	—
Current period—non-notable loss events	6,294	—	4,718	11,012	—	—	—	—
Change in prior accident years	(3,571)	(15,429)	(9,780)	(28,780)	(22,832)	3,555	(6,407)	(25,684)
Total losses and loss expenses	$24,287	$971	$60,896	$86,154	$(3,242)	$20,411	$65,699	$82,868
Selected ratios:
Ratio of net to gross premiums written	58.9%	85.6%	96.7%	82.5%	62.4%	93.0%	96.8%	86.6%
Losses and loss expense ratio:
Current period excluding items below	22.1%	68.7%	68.1%	47.6%	19.2%	48.3%	67.5%	44.5%
Current period—notable loss events	—%	—%	—%	—%	—%	—%	—%	—%
Current period—non-notable loss events	6.4%	—%	4.9%	5.0%	—%	—%	—%	—%
Change in prior accident years	(3.7)%	(64.6)%	(10.1)%	(13.2)%	(22.4)%	10.2%	(6.0)%	(10.5)%
Losses and loss expense ratio	24.8%	4.1%	62.9%	39.4%	(3.2)%	58.5%	61.5%	34.0%
Policy acquisition cost ratio	17.9%	20.9%	19.4%	18.9%	18.5%	14.1%	17.2%	17.4%
General and administrative expense ratio (a)				8.9%				8.2%
Expense ratio				27.8%				25.6%
Combined ratio				67.2%				59.6%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the first quarter 2017 as compared to 2016 were as follows:

•
Gross premiums written for the three months ended March 31, 2017 were $620.5 million compared to $691.7 million for the three months ended March 31, 2016, a decrease of $71.1 million, or 10.3%. The decrease in gross premiums written was primarily driven by:

◦	A decrease in gross premiums written in the specialty lines of $76.2 million, primarily driven by a decline in agriculture premiums; and

◦	A decrease in gross premiums written in the marine lines of $6.1 million, primarily due to adjustments to existing business; partially offset by

◦	An increase in gross premiums written in the property lines of $11.1 million, primarily driven by new business written of $6.0 million and adjustments to existing business of $3.5 million.

•
Reinsurance premiums ceded for the three months ended March 31, 2017 were $108.8 million compared to $92.5 million for the three months ended March 31, 2016, an increase of $16.3 million, or 17.6%. The increase was driven by an increase in coverage purchased of $8.5 million, a new proportional retrocession program of $5.8 million and the timing of certain reinsurance purchases.

•
Net premiums earned for the three months ended March 31, 2017 were $218.4 million compared to $243.8 million for the three months ended March 31, 2016, a decrease of $25.4 million, or 10.4%. The decrease was primarily driven by decreases in the marine and specialty lines as a result of lower gross premiums written in recent quarters as well as adjustments to existing business, and was partially offset by new casualty business written during the twelve months ended March 31, 2017.

•
Losses and loss expenses for the three months ended March 31, 2017 were $86.2 million compared to $82.9 million for the three months ended March 31, 2016, an increase of $3.3 million or 4.0%. The increase was primarily as a result of higher losses and loss expenses from non-notable loss events and was partially offset by lower losses and loss expenses from attritional losses and higher favorable development on prior accident years.

◦
The loss ratio for the three months ended March 31, 2017 was 39.4%, which included $28.8 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 13.2 percentage points compared to a loss ratio for the three months ended March 31, 2016 of 34.0% which included $25.7 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 10.5 percentage points.

Notable and Non-notable Loss Events

◦
There were no notable loss events occurring during the three months ended March 31, 2017. There were no notable or non-notable loss events occurring during the three months ended March 31, 2016. Losses and loss expenses incurred from a single energy non-notable loss event during the three months ended March 31, 2017 were as follows:

Three Months Ended March 31, 2017
(Dollars in thousands)	Non-Notable Loss Event
Validus Re’s share of net losses and loss expenses	11,012
Less: Reinstatement premiums	(567)
Net loss attributable to Validus Re	$10,445

Change in prior accident years

•	Loss reserve development by line of business for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31, 2017
(Dollars in thousands)	Property	Marine	Specialty	Total
Adverse (favorable) development on event losses	$2,460	$(11,759)	$—	$(9,299)
(Favorable) development on attritional losses	(6,031)	(3,670)	(9,780)	(19,481)
Change in prior accident years	$(3,571)	$(15,429)	$(9,780)	$(28,780)
The adverse development on event losses in the property lines was primarily related to a non-notable loss event. The favorable development in the marine lines primarily related to the 2015 Pemex notable loss event.

	Three Months Ended March 31, 2016
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) adverse development on event losses	$(10,554)	$12,091	$859	$2,396
(Favorable) development on attritional losses	(12,278)	(8,536)	(7,266)	(28,080)
Change in prior accident years	$(22,832)	$3,555	$(6,407)	$(25,684)
The adverse development on event losses in the marine lines was driven by reserves established following the receipt of a loss advice on an individual marine policy that incepted during the second half of 2015.

•	Policy acquisition cost ratio for the three months ended March 31, 2017 was 18.9% compared to 17.4% for the three months ended March 31, 2016, an increase of 1.5 percentage points.

•
General and administration expenses for the three months ended March 31, 2017 were $16.8 million compared to $17.2 million for the three months ended March 31, 2016, a decrease of $0.3 million, or 2.0%.

First Quarter 2017 Results of Operations - Talbot Segment
The following table presents underwriting income by line of business for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017				2016
(Dollars in thousands)	Property	Marine	Specialty	Total	Property	Marine	Specialty	Total
Underwriting revenues
Gross premiums written	$73,260	$77,318	$96,597	$247,175	$69,767	$88,220	$108,330	$266,317
Reinsurance premiums ceded	(39,781)	(15,007)	(38,036)	(92,824)	(34,056)	(21,372)	(32,030)	(87,458)
Net premiums written	33,479	62,311	58,561	154,351	35,711	66,848	76,300	178,859
Change in unearned premiums	19,370	1,504	19,840	40,714	25,285	3,023	(375)	27,933
Net premiums earned	52,849	63,815	78,401	195,065	60,996	69,871	75,925	206,792
Other insurance related income				755				11
Total underwriting revenues				195,820				206,803
Underwriting deductions
Losses and loss expenses	37,912	16,788	51,712	106,412	15,455	46,107	38,539	100,101
Policy acquisition costs	8,905	14,750	19,621	43,276	8,417	18,515	17,411	44,343
Total underwriting deductions before G&A	46,817	31,538	71,333	149,688	23,872	64,622	55,950	144,444
Underwriting income before G&A	$6,032	$32,277	$7,068	$46,132	$37,124	$5,249	$19,975	$62,359
General and administrative expenses				38,443				38,535
Share compensation expenses				2,827				3,522
Total underwriting deductions				190,958				186,501
Underwriting income				$4,862				$20,302

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$35,496	$32,784	$58,196	$126,476	$33,901	$43,143	$45,777	$122,821
Current period—notable loss events	—	—	—	—	—	—	—	—
Current period—non-notable loss events	8,750	—	—	8,750	—	—	—	—
Change in prior accident years	(6,334)	(15,996)	(6,484)	(28,814)	(18,446)	2,964	(7,238)	(22,720)
Total losses and loss expenses	$37,912	$16,788	$51,712	$106,412	$15,455	$46,107	$38,539	$100,101
Selected ratios:
Ratio of net to gross premiums written	45.7%	80.6%	60.6%	62.4%	51.2%	75.8%	70.4%	67.2%
Losses and loss expense ratio:
Current period excluding items below	67.1%	51.4%	74.3%	64.9%	55.5%	61.8%	60.3%	59.4%
Current period—notable loss events	—%	—%	—%	—%	—%	—%	—%	—%
Current period—non-notable loss events	16.6%	—%	—%	4.5%	—%	—%	—%	—%
Change in prior accident years	(12.0)%	(25.1)%	(8.3)%	(14.8)%	(30.2)%	4.2%	(9.5)%	(11.0)%
Losses and loss expense ratio	71.7%	26.3%	66.0%	54.6%	25.3%	66.0%	50.8%	48.4%
Policy acquisition cost ratio	16.8%	23.1%	25.0%	22.2%	13.8%	26.5%	22.9%	21.5%
General and administrative expense ratio (a)				21.1%				20.3%
Expense ratio				43.3%				41.8%
Combined ratio				97.9%				90.2%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the first quarter 2017 as compared to 2016 were as follows:

•
Gross premiums written for the three months ended March 31, 2017 were $247.2 million compared to $266.3 million for the three months ended March 31, 2016, a decrease of $19.1 million, or 7.2%. The decrease in gross premiums written was primarily driven by:

◦
A decrease in the marine and specialty lines of $10.9 million and $11.7 million, respectively, primarily driven by decreases across a number of classes as a result of reductions in participation and non-renewals on various programs due to the current rate environment; partially offset by,

◦	An increase in gross premiums written in the property lines of $3.5 million.

•
Reinsurance premiums ceded for the three months ended March 31, 2017 were $92.8 million compared to $87.5 million for the three months ended March 31, 2016, an increase of $5.4 million, or 6.1%. The increase was driven by increases in the property and specialty lines of $5.7 million and $6.0 million, respectively, and was partially offset by a decrease in the marine lines of $6.4 million. The increases in the property and specialty lines were driven by lower premium adjustments on quota share policies during the three months ended March 31, 2017. The decrease in the marine lines was primarily due to higher reinstatement premiums across a number of classes during the three months ended March 31, 2016.

•	Net premiums earned for the three months ended March 31, 2017 were $195.1 million compared to $206.8 million for the three months ended March 31, 2016, a decrease of $11.7 million, or 5.7%.

•
Losses and loss expenses for the three months ended March 31, 2017 were $106.4 million compared to $100.1 million for the three months ended March 31, 2016, an increase of $6.3 million or 6.3%. The increase was primarily as a result of higher losses and loss expenses from attritional and non-notable loss events and was partially offset by higher favorable development on prior accident years.

◦
The loss ratio for the three months ended March 31, 2017 was 54.6%, which included $28.8 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 14.8 percentage points compared to a loss ratio for the three months ended March 31, 2016 of 48.4%, which included $22.7 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 11.0 percentage points.

Notable and Non-notable Loss Events

◦
There were no notable loss events occurring during the three months ended March 31, 2017. There were no notable or non-notable loss events occurring during the three months ended March 31, 2016. Losses and loss expenses incurred from a single energy non-notable loss event during the three months ended March 31, 2017 were as follows:

Three Months Ended March 31, 2017
(Dollars in thousands)	Non-Notable Loss Event
Talbot’s share of net losses and loss expenses	8,750
Plus: Reinstatement premiums payable	1,627
Net loss attributable to Talbot	$10,377
Change in prior accident years

•	Loss reserve development by line of business for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31, 2017
(Dollars in thousands)	Property	Marine	Specialty	Total
Adverse (favorable) development on event losses	$118	$(215)	$(234)	$(331)
(Favorable) development on attritional losses	(6,452)	(15,781)	(6,250)	(28,483)
Change in prior accident years	$(6,334)	$(15,996)	$(6,484)	$(28,814)
The net favorable development across all lines was primarily driven by favorable development on attritional losses.

	Three Months Ended March 31, 2016
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) adverse development on event losses	$(2,687)	$19,356	$(1,367)	$15,302
(Favorable) development on attritional losses	(15,759)	(16,392)	(5,871)	(38,022)
Change in prior accident years	$(18,446)	$2,964	$(7,238)	$(22,720)
The adverse development on event losses in the marine lines was driven by reserves established following the receipt of a loss advice on an individual marine policy that incepted during the second half of 2015.

•	Policy acquisition cost ratio for the three months ended March 31, 2017 was 22.2% compared to 21.5% for the three months ended March 31, 2016, an increase of 0.7 percentage points.

•
General and administration expenses for the three months ended March 31, 2017 were $38.4 million compared to $38.5 million for the three months ended March 31, 2016, a decrease of $0.1 million, or 0.2%.

First Quarter 2017 Results of Operations - Western World Segment
The following table presents underwriting (loss) income by line of business for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017				2016
(Dollars in thousands)	Property	Liability	Specialty	Total	Property	Liability	Specialty	Total
Underwriting revenues
Gross premiums written	$28,136	$59,608	$84,299	$172,043	$15,426	$48,533	$—	$63,959
Reinsurance premiums ceded	(4,972)	(646)	—	(5,618)	(1,554)	(2,585)	—	(4,139)
Net premiums written	23,164	58,962	84,299	166,425	13,872	45,948	—	59,820
Change in unearned premiums	(3,097)	(2,543)	(63,513)	(69,153)	(1,677)	3,356	—	1,679
Net premiums earned	20,067	56,419	20,786	97,272	12,195	49,304	—	61,499
Other insurance related income				241				288
Total underwriting revenues				97,513				61,787
Underwriting deductions
Losses and loss expenses	14,725	41,378	18,822	74,925	9,055	30,591	—	39,646
Policy acquisition costs	5,386	12,886	1,964	20,236	2,902	11,298	—	14,200
Total underwriting deductions before G&A	20,111	54,264	20,786	95,161	11,957	41,889	—	53,846
Underwriting (loss) income before G&A	$(44)	$2,155	$—	$2,352	$238	$7,415	$—	$7,941
General and administrative expenses				10,754				12,075
Share compensation expenses				692				581
Total underwriting deductions				106,607				66,502
Underwriting loss				$(9,094)				$(4,715)

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$17,548	$38,774	$18,822	$75,144	$9,496	$34,576	$—	$44,072
Current period—notable loss events	—	—	—	—	—	—	—	—
Current period—non-notable loss events	—	—	—	—	—	—	—	—
Change in prior accident years	(2,823)	2,604	—	(219)	(441)	(3,985)	—	(4,426)
Total losses and loss expenses	$14,725	$41,378	$18,822	$74,925	$9,055	$30,591	$—	$39,646
Selected ratios:
Ratio of net to gross premiums written	82.3%	98.9%	100.0%	96.7%	89.9%	94.7%	—%	93.5%
Losses and loss expense ratio:
Current period excluding items below	87.5%	68.7%	90.6%	77.2%	77.9%	70.1%	—%	71.7%
Current period—notable loss events	—%	—%	—%	—%	—%	—%	—%	—%
Current period—non-notable loss events	—%	—%	—%	—%	—%	—%	—%	—%
Change in prior accident years	(14.1)%	4.6%	—%	(0.2)%	(3.6)%	(8.1)%	—%	(7.2)%
Losses and loss expense ratio	73.4%	73.3%	90.6%	77.0%	74.3%	62.0%	—%	64.5%
Policy acquisition cost ratio	26.8%	22.8%	9.4%	20.8%	23.8%	22.9%	—%	23.1%
General and administrative expense ratio (a)				11.8%				20.5%
Expense ratio				32.6%				43.6%
Combined ratio				109.6%				108.1%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the first quarter 2017 as compared to 2016 were as follows:

•
Gross premiums written for the three months ended March 31, 2017 were $172.0 million compared to $64.0 million for the three months ended March 31, 2016, an increase of $108.1 million, or 169.0%. The increase in gross premiums written was primarily driven by:

◦	An increase in gross premiums written in specialty lines of $84.3 million due to new agriculture business written in relation to CRS; and

◦
An increase in gross premiums written in the property and liability lines of $12.7 million and $11.1 million, respectively, primarily due to the continued build out of product offerings in the short-tail property lines. The increase in the liability lines was primarily driven by an increase in the contract liability lines and was partially offset by decreases resulting from the discontinuation of other underperforming general liability lines.

•	Reinsurance premiums ceded for the three months ended March 31, 2017 were $5.6 million compared to $4.1 million for the three months ended March 31, 2016, an increase of $1.5 million, or 35.7%.

•
Net premiums earned for the three months ended March 31, 2017 were $97.3 million compared to $61.5 million for the three months ended March 31, 2016, an increase of $35.8 million, or 58.2%. The increase was primarily driven by the increase in gross premiums written in all lines of business and was partially offset by the discontinuation of underperforming liability lines as noted above.

•
Losses and loss expenses for the three months ended March 31, 2017 were $74.9 million compared to $39.6 million for the three months ended March 31, 2016, an increase of $35.3 million or 89.0%. The increase was driven by higher U.S.-based weather related losses and lower favorable development on prior accident years during the three months ended March 31, 2017. The loss ratio for the three months ended March 31, 2017 included U.S.-based weather related losses of $8.1 million, or 8.3 percentage points of the loss ratio, compared to $2.0 million, or 3.3 percentage points of the loss ratio during the three months ended March 31, 2016.

Notable and Non-notable Loss Events

◦	There were no notable or non-notable loss events occurring during the three months ended March 31, 2017 or 2016.

•
Policy acquisition cost ratio for the three months ended March 31, 2017 was 20.8% compared to 23.1% for the three months ended March 31, 2016, a decrease of 2.3 percentage points of the policy acquisition costs ratio. The decrease was primarily driven by new agriculture business written during the three months ended March 31, 2017.

•
General and administration expenses for the three months ended March 31, 2017 were $10.8 million compared to $12.1 million for the three months ended March 31, 2016, a decrease of $1.3 million, or 10.9%, primarily as a result of staff reductions in the second quarter of 2016.

•
Combined ratio for the three months ended March 31, 2017 and 2016 was 109.6% and 108.1%, respectively, an increase of 1.5 percentage points. The increase was primarily due to the increase in the loss ratio as noted above and was partially offset by a decrease in the expense ratio as a result of premium growth in the property and liability lines as well as new agriculture business written during the three months ended March 31, 2017.

First Quarter 2017 Results of Operations - AlphaCat Segment
The following table presents Validus’ share of the AlphaCat segment income on an asset manager basis for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Revenues
Third party	$4,644	$4,727
Related party	631	891
Total revenues	5,275	5,618

Expenses
General and administrative expenses	3,844	1,482
Share compensation expenses	82	141
Finance expenses	31	808
Tax benefit	(1)	—
Foreign exchange (losses) gains	(1)	8
Total expenses	3,955	2,439
Income before investment income from AlphaCat Funds and Sidecars	$1,320	$3,179

Investment income (loss) from AlphaCat Funds and Sidecars (a)
AlphaCat Sidecars	(112)	124
AlphaCat ILS Funds - Lower Risk (b)	2,189	2,507
AlphaCat ILS Funds - Higher Risk (b)	2,367	2,436
BetaCat ILS Funds	368	563
PaCRe	—	(23)
Total investment income from AlphaCat Funds and Sidecars	4,812	5,607
Validus’ share of AlphaCat segment income	$6,132	$8,786

Supplemental information:
Gross premiums written
AlphaCat Sidecars	$66	$(52)
AlphaCat ILS Funds - Lower Risk (b)	52,908	59,958
AlphaCat ILS Funds - Higher Risk (b)	93,536	96,320
AlphaCat Direct (c)	18,416	11,122
Total	$164,926	$167,348

(a)	The investment income from the AlphaCat funds and sidecars is based on equity accounting.

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

Revenues
Revenues earned for the three months ended March 31, 2017 were $5.3 million compared to $5.6 million during the three months ended March 31, 2016, a decrease of $0.3 million or 6.1%. Third party revenues earned during the three months ended March 31, 2017 were $4.6 million, compared to $4.7 million, a decrease of $0.1 million or 1.8%.
Expenses
Expenses for the three months ended March 31, 2017 were $4.0 million compared to $2.4 million during the three months ended March 31, 2016, an increase of $1.5 million, or 62.2%, primarily driven by a higher allocation of costs to the AlphaCat segment.
Investment income from AlphaCat Funds and Sidecars
Investment income from the AlphaCat Funds and Sidecars for the three months ended March 31, 2017 was $4.8 million compared to $5.6 million during the three months ended March 31, 2017, a decrease of $0.8 million or 14.2%.
Assets Under Management

	Assets Under Management (a)
(Dollars in thousands)	April 1, 2017	January 1, 2017
Assets Under Management - Related Party
AlphaCat Sidecars	$5,656	$7,729
AlphaCat ILS Funds - Lower Risk	125,098	124,297
AlphaCat ILS Funds - Higher Risk	86,679	83,881
AlphaCat Direct (b)	—	—
BetaCat ILS Funds	27,062	26,808
Total	$244,495	$242,715

Assets Under Management - Third Party
AlphaCat Sidecars	$20,422	$28,829
AlphaCat ILS Funds - Lower Risk	1,302,337	1,257,287
AlphaCat ILS Funds - Higher Risk	790,734	738,813
AlphaCat Direct (b)	457,744	444,668
BetaCat ILS Funds	87,375	29,000
Total	2,658,612	2,498,597
Total Assets Under Management	$2,903,107	$2,741,312

(a)	The Company’s assets under management are based on NAV and are represented by investments made by related parties and third parties in the feeder funds and on a direct basis.

(b)	AlphaCat Direct includes direct investments from third party investors in AlphaCat Re.
AlphaCat’s assets under management were $2.9 billion as at April 1, 2017, compared to $2.7 billion as at January 1, 2017. Third party assets under management were $2.7 billion as at April 1, 2017, compared to $2.5 billion as at January 1, 2017. During the three months ended April 1, 2017, a total of $140.5 million of capital was raised, of which $138.5 million was raised from third parties. During the three months ended April 1, 2017, $12.6 million was returned to investors, of which $10.5 million was returned to third party investors.

First Quarter 2017 Results - Corporate and Investments
The following table presents the Corporate and Investment function’s income and expense items on a consolidated basis for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Investment income
Managed net investment income (a)	$36,192	$27,923

Corporate expenses
General and administrative expenses	17,177	16,183
Share compensation expenses	3,413	4,092
Finance expenses (a)	13,864	14,341
Dividends on preferred shares	2,203	—
Tax benefit (a)	(3,548)	(2,118)
Total Corporate expenses	33,109	32,498

Other items
Net realized losses on managed investments (a)	(2,892)	(1,086)
Change in net unrealized gains on managed investments (a)	14,349	47,078
Income (loss) from investment affiliates	5,188	(4,113)
Foreign exchange gains (a)	1,103	6,074
Other income	94	677
Total other items	17,842	48,630
Total Corporate and Investments	$20,925	$44,055

(a)	These items exclude the components which are included in the Company’s share of AlphaCat and amounts which are consolidated from VIEs.
Investments
Highlights for the first quarter 2017 as compared to 2016 were as follows:

•
Managed net investment income from our managed investment portfolio for the three months ended March 31, 2017 was $36.2 million compared to $27.9 million for the three months ended March 31, 2016, an increase of $8.3 million, or 29.6%. The increase was primarily driven by returns on the Company's portfolio of structured securities, of which $3.9 million was generated from a single fixed income fund during the three months ended March 31, 2017 compared to a loss of $2.4 million from the same fund during the three months ended March 31, 2016.

•	Annualized effective yield for the three months ended March 31, 2017 was 2.27%, compared to 1.79% for the three months ended March 31, 2016, an increase of 48 basis points.

•
Net realized losses on managed investments for the three months ended March 31, 2017 were $2.9 million compared to $1.1 million for the three months ended March 31, 2016, an unfavorable movement of $1.8 million.

•
The change in net unrealized gains on managed investments for the three months ended March 31, 2017 was $14.3 million compared to $47.1 million for the three months ended March 31, 2016, an unfavorable movement of $32.7 million, or 69.5%. The unfavorable movement was primarily driven by the impact of changes in interest rates on the Company's managed fixed maturity investment portfolio during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Corporate Expenses
Highlights for the first quarter 2017 as compared to 2016 were as follows:

•
General and administrative expenses for the three months ended March 31, 2017 were $17.2 million compared to $16.2 million for the three months ended March 31, 2016, an increase of $1.0 million or 6.1%.

•	Share compensation expenses for the three months ended March 31, 2017 were $3.4 million compared to $4.1 million for the three months ended March 31, 2016, a decrease of $0.7 million or 16.6%.

•
Finance expenses, excluding the Company's share of AlphaCat finance expenses from consolidated variable interest entities, for the three months ended March 31, 2017 were $13.9 million compared to $14.3 million for the three months ended March 31, 2016, a decrease of $0.5 million or 3.3%.

•	The Company issued $150.0 million of preferred shares in June 2016. Dividends paid on preferred shares during the three months ended March 31, 2017 were $2.2 million.

Liquidity and Capital Resources
Investments
Managed investments represent assets governed by the Company’s Investment Policy Statement (“IPS”) whereas, non-managed investments represent assets held in support of consolidated AlphaCat VIEs which are not governed by the Company’s IPS. Refer to Note 5, “Variable interest entities,” to the Consolidated Financial Statements in Part I, Item 1 for further details.
The fair value of the Company’s investments, cash and cash equivalents and restricted cash as at March 31, 2017 and December 31, 2016 was as follows:

	Fair Value
	March 31, 2017	December 31, 2016
Managed investments, cash and cash equivalents and restricted cash
Fixed maturities
U.S. government and government agency	$718,025	$804,126
Non-U.S. government and government agency	258,463	240,791
U.S. states, municipalities and political subdivisions	229,129	271,830
Agency residential mortgage-backed securities	653,395	679,595
Non-agency residential mortgage-backed securities	19,382	15,477
U.S. corporate	1,486,882	1,534,508
Non-U.S. corporate	397,989	410,227
Bank loans	567,012	570,399
Asset-backed securities	514,690	526,814
Commercial mortgage-backed securities	318,288	330,932
Total fixed maturities	5,163,255	5,384,699
Short-term investments	232,955	228,386
Other investments
Fund of hedge funds	996	955
Hedge funds	17,624	17,381
Private equity investments	95,927	82,627
Fixed income investment funds	269,113	249,275
Overseas deposits	53,709	50,106
Mutual funds	5,635	5,368
Total other investments	443,004	405,712
Investment in investment affiliate	94,697	100,431
Cash and cash equivalents	619,810	415,419
Restricted cash	36,099	15,000
Total managed investments, cash and cash equivalents and restricted cash	$6,589,820	$6,549,647

Non-managed investments, cash and cash equivalents and restricted cash
Catastrophe bonds	$201,961	$158,331
Short-term investments	2,552,271	2,567,784
Cash and cash equivalents	4,127	4,557
Restricted cash	56,448	55,956
Total non-managed investments, cash and cash equivalents and restricted cash	2,814,807	2,786,628
Total investments and cash	$9,404,627	$9,336,275
As at March 31, 2017, the Company’s managed cash and investment portfolio totaled $6.6 billion (December 31, 2016: $6.5 billion). Refer to Note 3, “Investments,” to the Consolidated Financial Statements in Part I, Item 1 for further details related to the Company’s managed investments.
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
The Company’s IPS requires managed investments to have an average duration in the range of 0.75 years to 3.00 years. At March 31, 2017, the average duration of the Company’s managed investment portfolio was 2.16 years (December 31, 2016: 2.26 years). This duration is reviewed regularly based on changes in the duration of the Company’s liabilities and general market conditions.
The Company’s IPS also requires certain minimum credit quality standards for its managed fixed maturity portfolio, including a minimum weighted average portfolio rating of A+ for securities assigned ratings. Further limits on asset classes and security types are also mandated. In addition, the Company stress-tests the downside risks within its asset portfolio using internal and external inputs and stochastic modeling processes to help define and limit asset risks to acceptable levels that are consistent with our overall ERM framework. At March 31, 2017, the Company’s rated managed fixed maturity portfolio had an average credit quality rating of AA- (December 31, 2016: AA-). Refer to Note 3(a) to the Consolidated Financial Statements, “Investments,” in Part I, Item 1 for further details related to the investment ratings of the Company’s fixed maturity portfolio.
The value of the Company’s managed fixed maturity portfolio will fluctuate with, among other factors, changes in the interest rate environment and in overall economic conditions. Additionally, the structure of the Company’s overall managed investment portfolio exposes the Company to other risks, including insolvency or reduced credit quality of corporate debt securities, prepayment, default and structural risks on asset-backed securities, mortgage-backed securities and bank loans and liquidity risks on certain other investments, including hedge funds, investment funds and private equity investments. For further details on market risks, refer to
Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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

	March 31, 2017
(Dollars in thousands)	Fair Value	% of Total
Germany	$77,134	11.8%
Supranational	40,574	6.2%
United Kingdom	29,063	4.4%
Canada	21,150	3.2%
Province of Ontario	13,423	2.0%
France	11,392	1.7%
Jordan	10,083	1.5%
Other (individual jurisdictions below $10,000)	55,643	8.5%
Total Managed Non-U.S. Government Securities	258,462	39.4%
European Corporate Securities	186,199	28.4%
United Kingdom Corporate Securities	96,684	14.7%
Other Non-U.S. Corporate Securities	115,106	17.5%
Total Managed Non-U.S. Fixed Maturity Portfolio	$656,451	100.0%

	December 31, 2016
(Dollars in thousands)	Fair Value	% of Total
Germany	$66,886	10.3%
Supranational	41,502	6.4%
United Kingdom	36,178	5.6%
Canada	15,836	2.4%
Province of Ontario	12,387	1.9%
Norway	12,085	1.9%
France	10,360	1.6%
Jordan	10,080	1.5%
Other (individual jurisdictions below $10,000)	35,477	5.4%
Total Managed Non-U.S. Government Securities	240,791	37.0%
European Corporate Securities	173,326	26.6%
United Kingdom Corporate Securities	96,425	14.8%
Other Non-U.S. Corporate Securities	140,476	21.6%
Total Managed Non-U.S. Fixed Maturity Portfolio	$651,018	100.0%
At March 31, 2017, the Company did not have an aggregate exposure to any single issuer of more than 1.0% (December 31, 2016: 1.0%) of total managed investments and cash, other than with respect to government and agency securities. The top ten exposures to fixed income corporate issuers at March 31, 2017 were as follows:

	March 31, 2017
Issuer (a)	Fair Value (b)	S&P Rating (c)	% of Managed Investments and Cash
JPMorgan Chase & Co	$61,927	BBB+	1.0%
Morgan Stanley	50,826	BBB+	0.8%
Bank of America Corp	49,113	BBB+	0.7%
Wells Fargo & Company	45,991	A	0.7%
Citigroup Inc	45,943	BBB	0.7%
Goldman Sachs Group	44,520	BBB+	0.7%
Anheuser-Busch Inbev NV	35,051	A-	0.5%
Bank of New York Mellon Corp	32,727	A	0.5%
US Bancorp	28,325	A+	0.4%
Daimler AG	26,631	A	0.4%
Total	$421,054		6.4%

	December 31, 2016
Issuer (a)	Fair Value (b)	S&P Rating (c)	% of Managed Investments and Cash
JPMorgan Chase & Co	$66,827	BBB+	1.0%
Citigroup Inc	52,737	BBB	0.8%
Bank of America Corp	50,280	BBB+	0.8%
Morgan Stanley	48,273	BBB+	0.7%
Goldman Sachs Group	46,261	BBB+	0.7%
Wells Fargo & Company	44,596	A	0.7%
Anheuser-Busch Inbev NV	39,674	A-	0.6%
Bank of New York Mellon Corp	34,619	A	0.5%
HSBC Holdings plc	29,411	A	0.4%
US Bancorp	28,175	AA-	0.4%
Total	$440,853		6.6%

(a)	Issuers exclude government-backed government-sponsored enterprises and cash and cash equivalents.

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

Reserves for Losses and Loss Expenses
At March 31, 2017, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The following tables indicate the breakdown of gross and net reserves for losses and loss expenses between lines of business and between case reserves and IBNR.

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$401,020	$470,837	$871,857	$390,141	$440,531	$830,672
Marine	369,523	415,291	784,814	389,614	471,845	861,459
Specialty	266,246	559,470	825,716	259,251	473,656	732,907
Liability	197,367	372,991	570,358	198,766	371,391	570,157
Total	$1,234,156	$1,818,589	$3,052,745	$1,237,772	$1,757,423	$2,995,195

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$336,921	$389,099	$726,020	$330,213	$392,886	$723,099
Marine	308,703	350,263	658,966	337,550	369,908	707,458
Specialty	230,800	499,780	730,580	222,496	428,864	651,360
Liability	181,869	303,454	485,323	182,185	300,672	482,857
Total	$1,058,293	$1,542,596	$2,600,889	$1,072,444	$1,492,330	$2,564,774

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by operating segment for the three months ended March 31, 2017.

	Three Months Ended March 31, 2017
(Dollars in thousands)	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,116,753	$1,301,517	$589,500	$48,534	$(61,109)	$2,995,195
Loss reserves recoverable	(98,005)	(306,038)	(87,487)	—	61,109	(430,421)
Net reserves for losses and loss expenses, beginning of period	1,018,748	995,479	502,013	48,534	—	2,564,774
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	114,934	135,226	75,144	5,512	—	330,816
Prior years	(28,780)	(28,814)	(219)	(3,418)	—	(61,231)
Total net incurred losses and loss expenses	86,154	106,412	74,925	2,094	—	269,585

Foreign exchange loss	8,746	3,423	—	148	—	12,317

Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(2,256)	(1,083)	(4,359)	—	—	(7,698)
Prior years	(93,957)	(93,066)	(46,095)	(4,971)	—	(238,089)
Total net paid losses	(96,213)	(94,149)	(50,454)	(4,971)	—	(245,787)

Net reserve for losses and loss expenses, end of period	1,017,435	1,011,165	526,484	45,805	—	2,600,889
Loss reserves recoverable	89,645	335,352	88,944	—	(62,085)	451,856
Reserve for losses and loss expenses, end of period	$1,107,080	$1,346,517	$615,428	$45,805	$(62,085)	$3,052,745
For further information regarding the Company’s reserves for losses and loss expenses refer to Note 8, “Reserve for losses and loss expenses,” to the Consolidated Financial Statements in Part I, Item 1. The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. For the three months ended March 31, 2017, favorable loss reserve development on prior accident years was $61.2 million, of which $28.8 million related to the Validus Re segment, $28.8 million related to the Talbot segment, $0.2 million related to the Western World segment and $3.4 million related to the AlphaCat segment.
The management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of some notable loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for these events. The Company’s actual ultimate net loss may vary materially from these estimates. Ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review may be reserved for in the reserve for potential development on notable loss events (“RDE”) and would be included as part of the Company’s overall reserves. As at March 31, 2017 and December 31, 2016 the Company had no RDE.

For disclosure purposes, only those notable loss events which have an ultimate loss estimate above $30.0 million are disclosed separately and included in the reserves for notable loss event roll forward table below. To the extent that there are increased complexity and volatility factors relating to notable loss events in the aggregate, RDE may be established for a specific accident year. There were no notable loss events during the three months ended March 31, 2017.

		Year Ended December 31, 2016		Three Months Ended March 31, 2017
2016 Notable Loss Events	Initial estimate (a)	Development (Favorable) / Unfavorable	Closing Estimate (b)	Development (Favorable) / Unfavorable	Closing Estimate (b)
Canadian Wildfires	$36,915	$(17,265)	$19,650	$—	$19,650
Hurricane Matthew	39,140	—	39,140	(1,000)	38,140
2016 New Zealand Earthquake	31,421	—	31,421	—	31,421
Total	$107,476	$(17,265)	$90,211	$(1,000)	$89,211

		Paid Loss (Recovery)	Closing Reserve (c)	Paid Loss (Recovery)	Closing Reserve (c)
Canadian Wildfires		$5,676	$13,974	$1,462	$12,512
Hurricane Matthew		6,712	32,428	10,885	20,543
2016 New Zealand Earthquake		—	31,421	283	31,138
Total		$12,388	$77,823	$12,630	$64,193

(a)	Includes paid losses, case reserves and IBNR reserves.

(b)	Excludes impact of movements in foreign exchange rates.

(c)	Closing Reserve for the period equals Closing Estimate for the period less cumulative paid losses (recovery).

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
The following table details the capital resources of certain subsidiaries of the Company on an unconsolidated basis:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Validus Reinsurance, Ltd. (excluding capital supporting FAL) (a) (b)	$3,794,835	$3,720,595
Talbot Holdings, Ltd. (including capital supporting FAL) (b)	935,728	914,442
Other, net	(35,873)	(14,158)
Redeemable noncontrolling interests in AlphaCat	1,657,630	1,528,001
Noncontrolling interests in AlphaCat	330,597	165,977
Total consolidated capitalization	6,682,917	6,314,857
Senior notes payable	(245,412)	(245,362)
Debentures payable	(537,402)	(537,226)
Redeemable noncontrolling interests in AlphaCat	(1,657,630)	(1,528,001)
Total shareholders’ equity	4,242,473	4,004,268
Preferred shares (c)	(150,000)	(150,000)
Noncontrolling interests in AlphaCat	(330,597)	(165,977)
Total shareholders’ equity available to Validus common shareholders (c)	$3,761,876	$3,688,291

(a)	Validus Reinsurance, Ltd. (excluding capital supporting FAL) includes capital of $740,207 (December 31, 2016: $639,113) relating to Western World Insurance Group, Inc.

(b)
Validus Reinsurance, Ltd. (excluding capital supporting FAL) excludes capital of $735,731 (December 31, 2016: $723,888) which supports Talbot’s FAL. This capital was included in Talbot Holdings, Ltd. (including capital supporting FAL).

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

There are three main sources of cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by or used in operating, investing and financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the three months ended March 31, 2017 and 2016 is provided in the following table:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Net cash provided by (used in) operating activities	$17,799	$(34,046)
Net cash provided by (used) in investing activities	156,010	(122,026)
Net cash provided by financing activities	24,354	3,170
Effect of foreign currency rate changes on cash and cash equivalents	5,798	(433)
Net increase (decrease) in cash and cash equivalents	$203,961	$(153,335)
Operating Activities
Cash flow from operating activities is derived primarily from the receipt of premiums less the payment of losses and loss expenses related to underwriting activities.
Net cash provided by operating activities during the three months ended March 31, 2017 was $17.8 million compared to net cash used used in operating activities $34.0 million during the three months ended March 31, 2016, a favorable movement of $51.8 million. This favorable movement was primarily due to the timing of cash receipts and payments, notably with regard to premiums receivable and losses payable, respectively.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.
Investing Activities
Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. As at March 31, 2017, the Company’s portfolio was composed of fixed income, short-term and other investments and investments in investment affiliates amounting to $8.7 billion or 92.4% of total cash and investments. For further details related to investments pledged as collateral, refer to Note 3, “Investments,” to the Consolidated Financial Statements in Part I, Item 1.
Net cash provided by investing activities during the three months ended March 31, 2017 was $156.0 million compared to net cash used of $122.0 million for the three months ended March 31, 2016, representing a favorable movement of $278.0 million. This favorable movement was primarily due to lower purchases of fixed maturity investments and the sale of short-term investments during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance and purchase of shares in the Company and its subsidiaries, including third party investments in the AlphaCat ILS funds and sidecars, as well as the issuance of notes payable to AlphaCat investors.

Net cash provided by financing activities during the three months ended March 31, 2017 was $24.4 million compared to $3.2 million during the three months ended March 31, 2016, a favorable movement of $21.2 million.
This favorable movement was driven primarily by a decrease in share repurchases of $60.4 million and an increase in third party subscriptions deployed on AlphaCat funds and sidecars of $267.6 million and was partially offset by net redemptions in third party noncontrolling and redeemable noncontrolling interests of $123.9 million and a decrease in the issuance of notes payable to AlphaCat investors of $174.4 million.

Capital Resources
The following table details the Company’s capital position as at March 31, 2017 and December 31, 2016.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Senior Notes (a)	$245,412	$245,362
Junior Subordinated Deferrable Debentures (JSDs) (a)	289,800	289,800
Flagstone Junior Subordinated Deferrable Debentures (JSDs) (a)	247,602	247,426
Total debt	$782,814	$782,588

Redeemable noncontrolling interests	$1,657,630	$1,528,001

Preferred shares, liquidation value (b)	$150,000	$150,000
Ordinary shares, capital and surplus available to Validus common shareholders	3,784,329	3,711,507
Accumulated other comprehensive loss	(22,453)	(23,216)
Noncontrolling interests	330,597	165,977
Total shareholders’ equity	$4,242,473	$4,004,268

Total capitalization (c)	$6,682,917	$6,314,857

Total capitalization available to Validus (d)	$4,694,690	$4,620,879

Debt to total capitalization	11.7%	12.4%
Debt (excluding JSDs) to total capitalization	3.7%	3.9%
Debt and preferred shares to total capitalization	14.0%	14.8%

Debt to total capitalization available to Validus	16.7%	16.9%
Debt (excluding JSDs) to total capitalization available to Validus	5.2%	5.3%
Debt and preferred shares to total capitalization available to Validus	19.9%	20.2%

(a)	Refer to Part I, Item 1, Note 12 to the Consolidated Financial Statements, “Debt and financing arrangements,” for further details and discussion on the debt and financing arrangements of the Company.

(b)	Refer to Part I, Item 1, Note 10 to the Consolidated Financial Statements, “Share capital,” for further details and discussion on the Company’s preferred shares.

(c)	Total capitalization equals total shareholders’ equity plus redeemable noncontrolling interests and total debt.

(d)	Total capitalization available to Validus equals total capitalization as per (c) less redeemable noncontrolling interests and noncontrolling interests.
Shareholders’ Equity
Shareholders’ equity available to Validus common shareholders at March 31, 2017 was $3.8 billion, compared to $3.7 billion at December 31, 2016. Including $150.0 million of preferred shares, shareholders’ equity available to Validus at March 31, 2017 was $3.9 billion, compared to $3.8 billion at December 31, 2016.
On February 9, 2017, the Company announced a quarterly cash dividend of $0.38 per common share, which was paid on March 31, 2017 to shareholders of record on March 15, 2017 and a cash dividend of $0.3671875 per depositary share on the outstanding Series A Preferred Shares, which was paid on March 15, 2017 to shareholders of record on March 1, 2017. The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon results of operations and cash flows, the Company’s financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.
The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. The Company has repurchased 80,508,849 common shares for an aggregate purchase price of $2.7 billion from the inception of the share repurchase program to May 3, 2017. The Company had $320.0 million remaining under its authorized share repurchase program as of May 3, 2017.
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
Debt and Financing Arrangements
For additional information about our debt, including the terms of our financing arrangements, basis for interest rates and debt covenants, refer to Part I, Item 1, Note 12 to the Consolidated Financial Statements, “Debt and financing arrangements” and Part I, Item 1, Note 20 to the Consolidated Financial Statements, “Debt and financing arrangements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Noncontrolling interests
Investors in certain of the AlphaCat and BetaCat ILS funds have rights that enable them, subject to certain limitations, to redeem their shares. The third party equity is therefore recorded in the Company’s Consolidated Balance Sheets as redeemable noncontrolling interests. When and if a redemption notice is received, the fair value of the redemption is reclassified to a liability. As at March 31, 2017 and December 31, 2016, the amount of the Company’s total capitalization owed to third parties as redeemable noncontrolling interests was $1.7 billion and $1.5 billion, respectively.
The AlphaCat sidecars and one of the AlphaCat ILS funds have no shareholder redemption rights. Therefore, the third party equity is recorded in the Company’s Consolidated Balance Sheets as noncontrolling interests. As at March 31, 2017 and December 31, 2016, the amount of the Company’s total capitalization owed to third parties as noncontrolling interests was $330.6 million and $166.0 million, respectively. Refer to Part I, Item I, Notes 5 and 6 to the Consolidated Financial Statements, “Variable Interest Entities,” and “Noncontrolling interests,” respectively, for further details.

Ratings
The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of May 5, 2017:

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

Validus Reinsurance (Switzerland) Ltd
Financial strength rating	A	A	—	—
Outlook on ratings	Stable	Stable	—	—

Western World Insurance Company
Financial strength rating	A	—	—	—
Outlook on ratings	Stable	—	—	—
Recent Accounting Pronouncements
For information relating to relevant recent accounting pronouncements, refer to Part I, Item 1, Note 2 to the Consolidated Financial Statements, “Recent accounting pronouncements,” for further details.

Critical Accounting Policies and Estimates
There are certain accounting policies that the Company considers to be critical due to the judgment and uncertainty inherent in the application of those policies. In calculating financial statement estimates, the use of different assumptions could produce materially different estimates. The Company believes the following critical accounting policies affect significant estimates used in the preparation of the Company’s Consolidated Financial Statements:

•	reserve for losses and loss expenses;

•	premium estimates for business written on a line slip or proportional basis;

•	the valuation of goodwill and intangible assets;

•	reinsurance recoverable balances including the provision for uncollectible amounts; and

•	investment valuation of financial assets.
Critical accounting policies and estimates are discussed further in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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

•
statutory or regulatory or rating agency developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

•
the other factors set forth under Part I Item 1A “Risk Factors” and under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as the risk and other factors set forth in the Company’s other filings with the SEC, as well as management’s response to any of the aforementioned factors.

In addition, other general factors could affect the Company’s results, including: (a) developments in the world’s financial and capital markets and our access to such markets; (b) changes in regulations or tax laws applicable to us, and (c) the effects of business disruption or economic contraction due to terrorism or other hostilities.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s exposure to market risks has not changed materially since December 31, 2016.
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
As at March 31, 2017, the Company was not a party to, or involved in any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
ITEM 1A. RISK FACTORS
The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The risk factors identified therein have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company, from time to time, repurchases its shares in the open market, or in privately negotiated transactions, under its share repurchase program. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position relative to internal and rating agency targets, legal requirements and other factors. Share repurchases may also include repurchases by the Company of shares from employees in order to facilitate the payment of withholding taxes on restricted shares that have vested. The Company repurchases these shares at their fair market value, as determined by reference to the closing price of its common shares on the day the restricted shares vested. The Company’s share repurchase program may be modified, extended or terminated by its Board of Directors at any time.
The Company did not repurchase any shares during the three months ended March 31, 2017. The Company has, from the inception of its share repurchase program to May 3, 2017, repurchased 80,508,849 common shares for an aggregate purchase price of $2.7 billion. As of May 3, 2017, the Company had $320.0 million remaining under its authorized share repurchase program.
The table below details the following repurchases that were made under the Program through to May 3, 2017.

	Total shares repurchased under publicly announced repurchase program
(Dollars in thousands, except share and per share amounts)	Total number of shares repurchased	Aggregate Purchase Price (a)	Average Price per Share (a)	Approximate dollar value of shares that may yet be purchased under the Program
Cumulative inception-to-date to May 3, 2017	80,508,849	$2,704,406	$33.59	$319,995

(a)	Share transactions are on a trade date basis through May 3, 2017 and are inclusive of commissions. Average share price is rounded to two decimal places.

(b)	The maximum number of shares that may yet be purchased under the program is calculated using the average execution price at month end.

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
Certain of the Company’s non-U.S. subsidiaries provide global marine hull & war policies that provide coverage for vessels navigating into and out of ports worldwide. In light of EU and U.S. modifications to Iran sanctions in 2016, including the issuance of General License H, and consistent with General License H, the Company has been notified that certain of its policyholders have begun to ship cargo to and from Iran, including transporting crude oil from Iran to another country and transporting refined petroleum products to Iran. Since these policies insure multiple voyages and fleets containing multiple ships, the Company is unable to attribute gross revenues and net profits from such marine policies to these activities involving Iran. The Company intends for its non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.
Certain of the Company’s other non-U.S. subsidiaries have policies that provide excess of loss reinsurance coverage for various risks worldwide. In light of EU and U.S. modifications to Iran sanctions in 2016, including the issuance of General License H, and consistent with General License H, the Company has been notified that one of its cedants provides hull and marine, war and related coverage to a drilling contractor that operates drilling rigs located in offshore Iranian oilfields. As the reinsurance coverage provided to this cedant covers multiple global risks and multiple insureds, the Company is unable to attribute gross revenues and net profits from such policy to these activities involving Iran. The Company intends for its non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.

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

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	May 5, 2017	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	May 5, 2017	/s/ Jeffrey D. Sangster
Jeffrey D. Sangster
Executive Vice President and Chief Financial Officer