Form 10-Q
period 2017-06-30
VALIDUS HOLDINGS LTD
filed 2017-08-02
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2017 there were 79,465,860 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Validus Holdings, Ltd.
Consolidated Balance Sheets
As at June 30, 2017 (unaudited) and December 31, 2016
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Fixed maturity investments trading, at fair value (amortized cost: 2017—$5,424,562; 2016—$5,584,599)	$5,418,643	$5,543,030
Short-term investments trading, at fair value (amortized cost: 2017—$2,871,126; 2016—$2,796,358)	2,871,353	2,796,170
Other investments, at fair value (cost: 2017—$416,996; 2016—$380,130)	448,618	405,712
Investments in investment affiliates, equity method (cost: 2017—$72,532; 2016—$84,840)	103,377	100,431
Cash and cash equivalents	800,405	419,976
Restricted cash	195,039	70,956
Total investments and cash	9,837,435	9,336,275
Premiums receivable	1,940,637	725,390
Deferred acquisition costs	302,857	209,227
Prepaid reinsurance premiums	335,837	77,996
Securities lending collateral	2,514	9,779
Loss reserves recoverable	600,207	430,421
Paid losses recoverable	35,675	35,247
Income taxes recoverable	4,763	4,870
Deferred tax asset	52,655	43,529
Receivable for investments sold	20,519	3,901
Intangible assets	175,518	115,592
Goodwill	227,701	196,758
Accrued investment income	26,968	26,488
Other assets	387,860	134,282
Total assets	$13,951,146	$11,349,755
Liabilities
Reserve for losses and loss expenses	$3,305,191	$2,995,195
Unearned premiums	1,970,896	1,076,049
Reinsurance balances payable	461,261	54,781
Securities lending payable	2,980	10,245
Deferred tax liability	4,012	3,331
Payable for investments purchased	92,077	29,447
Accounts payable and accrued expenses	385,958	587,648
Notes payable to AlphaCat investors	1,066,159	278,202
Senior notes payable	245,463	245,362
Debentures payable	538,400	537,226
Total liabilities	8,072,397	5,817,486
Commitments and contingent liabilities
Redeemable noncontrolling interests	1,251,660	1,528,001
Shareholders’ equity
Preferred shares (Issued and Outstanding: 2017—16,000; 2016—6,000)	400,000	150,000
Common shares (Issued: 2017—161,934,355; 2016—161,279,976; Outstanding: 2017—79,518,581; 2016—79,132,252)	28,339	28,224
Treasury shares (2017—82,415,774; 2016—82,147,724)	(14,423)	(14,376)
Additional paid-in capital	807,321	821,023
Accumulated other comprehensive loss	(19,924)	(23,216)
Retained earnings	3,010,118	2,876,636
Total shareholders’ equity available to Validus	4,211,431	3,838,291
Noncontrolling interests	415,658	165,977
Total shareholders’ equity	4,627,089	4,004,268
Total liabilities, noncontrolling interests and shareholders’ equity	$13,951,146	$11,349,755
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months Ended June 30, 2017 and 2016 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenues
Gross premiums written	$792,902	$764,042	$1,983,759	$1,936,833
Reinsurance premiums ceded	(56,222)	(36,229)	(256,328)	(204,064)
Net premiums written	736,680	727,813	1,727,431	1,732,769
Change in unearned premiums	(105,653)	(154,090)	(521,028)	(587,778)
Net premiums earned	631,027	573,723	1,206,403	1,144,991
Net investment income	44,241	39,257	84,455	68,718
Net realized gains on investments	2,274	2,724	1,110	2,140
Change in net unrealized gains on investments	16,321	31,428	29,669	78,872
Income (loss) from investment affiliates	9,466	(589)	14,654	(4,702)
Other insurance related income and other income	1,339	824	2,669	2,237
Foreign exchange (losses) gains	(7,329)	6,286	(5,760)	12,531
Total revenues	697,339	653,653	1,333,200	1,304,787
Expenses
Losses and loss expenses	296,149	307,130	565,734	531,577
Policy acquisition costs	117,268	107,966	228,896	215,159
General and administrative expenses	96,349	89,688	184,273	175,896
Share compensation expenses	11,146	10,727	20,637	21,964
Finance expenses	14,209	14,166	28,152	29,369
Transaction expenses	4,427	—	4,427	—
Total expenses	539,548	529,677	1,032,119	973,965
Income before taxes, loss from operating affiliate and (income) attributable to AlphaCat investors	157,791	123,976	301,081	330,822
Tax benefit (expense)	987	(1,706)	4,536	412
Loss from operating affiliate	—	—	—	(23)
(Income) attributable to AlphaCat investors	(11,830)	(6,114)	(19,333)	(10,714)
Net income	$146,948	$116,156	$286,284	$320,497
Net (income) attributable to noncontrolling interests	(43,650)	(21,193)	(86,222)	(58,724)
Net income available to Validus	103,298	94,963	200,062	261,773
Dividends on preferred shares	(2,203)	—	(4,406)	—
Net income available to Validus common shareholders	$101,095	$94,963	$195,656	$261,773

Comprehensive income
Net income	$146,948	$116,156	$286,284	$320,497
Other comprehensive income (loss)
Change in foreign currency translation adjustments	1,489	(3,287)	2,086	(5,315)
Change in minimum pension liability, net of tax	1,184	479	1,252	396
Change in fair value of cash flow hedge	(144)	64	(46)	(694)
Other comprehensive income (loss), net of tax	2,529	(2,744)	3,292	(5,613)
Comprehensive (income) attributable to noncontrolling interests	(43,650)	(21,193)	(86,222)	(58,724)
Comprehensive income available to Validus	$105,827	$92,219	$203,354	$256,160

Earnings per common share
Basic earnings per share available to Validus common shareholders	$1.28	$1.16	$2.47	$3.18
Earnings per diluted share available to Validus common shareholders	$1.25	$1.14	$2.42	$3.12
Cash dividends declared per common share	$0.38	$0.35	$0.76	$0.70

Weighted average number of common shares and common share equivalents outstanding:
Basic	79,270,561	81,950,833	79,202,116	82,386,047
Diluted	80,872,451	83,373,003	80,861,998	83,785,659
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2017 and 2016 (unaudited)
(Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2017	2016
	(unaudited)
Preferred shares
Balance, beginning of period	$150,000	$—
Preferred shares issued	250,000	150,000
Balance, end of period	$400,000	$150,000

Common shares
Balance, beginning of period	$28,224	$28,100
Common shares issued, net	115	119
Balance, end of period	$28,339	$28,219

Treasury shares
Balance, beginning of period	$(14,376)	$(13,592)
Repurchase of common shares	(47)	(492)
Balance, end of period	$(14,423)	$(14,084)

Additional paid-in capital
Balance, beginning of period	$821,023	$1,002,980
Offering expenses on preferred shares	(8,314)	(5,148)
Common shares redeemed, net	(12,076)	(7,504)
Repurchase of common shares	(13,949)	(128,591)
Share compensation expenses	20,637	21,964
Balance, end of period	$807,321	$883,701

Accumulated other comprehensive loss
Balance, beginning of period	$(23,216)	$(12,569)
Other comprehensive income (loss)	3,292	(5,613)
Balance, end of period	$(19,924)	$(18,182)

Retained earnings
Balance, beginning of period	$2,876,636	$2,634,056
Net income	286,284	320,497
Net (income) attributable to noncontrolling interests	(86,222)	(58,724)
Dividends on preferred shares	(4,406)	—
Dividends on common shares	(62,174)	(59,227)
Balance, end of period	$3,010,118	$2,836,602

Total shareholders’ equity available to Validus	$4,211,431	$3,866,256
Noncontrolling interests	$415,658	$212,154
Total shareholders’ equity	$4,627,089	$4,078,410
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016 (unaudited)
(Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2017	2016
	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$286,284	$320,497
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	20,637	21,964
Loss on deconsolidation of AlphaCat ILS fund	402	—
Amortization of discount on senior notes	54	54
(Income) loss from investment affiliates	(14,654)	4,702
Net realized and change in net unrealized gains on investments	(30,779)	(81,012)
Amortization of intangible assets	3,995	2,832
Loss from operating affiliate	—	23
Foreign exchange gains included in net income	(9,686)	(6,289)
Amortization of premium on fixed maturity investments	7,012	8,710
Change in:
Premiums receivable	(648,195)	(719,070)
Deferred acquisition costs	(97,746)	(102,211)
Prepaid reinsurance premiums	(30,684)	(67,575)
Loss reserves recoverable	(113,508)	(95,429)
Paid losses recoverable	17,500	(4,571)
Reserve for losses and loss expenses	199,985	147,305
Unearned premiums	488,198	655,353
Reinsurance balances payable	111,488	18,610
Other operational balance sheet items, net	(137,618)	(34,450)
Net cash provided by operating activities	52,685	69,443

Cash flows provided by (used in) investing activities
Proceeds on sales of fixed maturity investments	1,632,371	1,376,077
Proceeds on maturities of fixed maturity investments	247,394	184,413
Purchases of fixed maturity investments	(1,682,609)	(1,537,606)
Purchases of short-term investments, net	(88,623)	(428,040)
Purchases of other investments, net	(33,870)	(19,796)
Decrease (increase) in securities lending collateral	7,265	(5,361)
Redemption from operating affiliates	—	369
Distributions from (investments in) investment affiliates, net	11,708	(16,307)
Increase in restricted cash	(124,083)	(22,752)
Purchase of subsidiary, net of cash acquired	(183,923)	—
Net cash used in investing activities	(214,370)	(469,003)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of notes payable to AlphaCat investors	269,645	294,748
Net proceeds on issuance of preferred shares	241,686	144,852
Redemption of common shares, net	(11,961)	(7,385)
Purchases of common shares under share repurchase program	(13,996)	(129,083)
Dividends paid on preferred shares	(4,406)	—
Dividends paid on common shares	(63,286)	(59,961)
(Decrease) increase in securities lending payable	(7,265)	5,361
Third party investment in redeemable noncontrolling interests	210,200	381,250
Third party redemption of redeemable noncontrolling interests	(79,334)	(10,800)
Third party investment in noncontrolling interests	258,300	171,674
Third party distributions of noncontrolling interests	(96,125)	(127,103)
Third party subscriptions deployed in AlphaCat Funds and Sidecars	(171,952)	(411,336)
Net cash provided by financing activities	531,506	252,217
Effect of foreign currency rate changes on cash and cash equivalents	10,608	(6,968)
Net increase (decrease) in cash and cash equivalents	380,429	(154,311)
Cash and cash equivalents - beginning of period	419,976	723,109
Cash and cash equivalents - end of period	$800,405	$568,798

Supplemental disclosure of cash flow information:
Taxes paid during the period	$568	$3,837
Interest paid during the period	$27,186	$27,552
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
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
2. Recent accounting pronouncements
Recently issued accounting standards not yet adopted
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718).” This ASU is directed at reducing diversity in practice when applying the accounting guidance to a change in the terms or conditions of a share-based payment award. The ASU is effective for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has evaluated the impact of this guidance and it will not have a material impact on the Company’s Consolidated Financial Statements. The Company plans to adopt this guidance on January 1, 2018.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

3. Business combination
On May 1, 2017, Western World Insurance Group, Inc. (“Western World”), a wholly owned subsidiary of the Company acquired all of the outstanding capital stock of Crop Risk Services (“CRS”) for an aggregate purchase price of $185,576 in cash. CRS is a primary crop insurance managing general agent (“MGA”) based in Decatur, Illinois with 1,170 agents across 36 states. CRS does not have insurance licenses of its own, but acts solely as an MGA in that it can produce business for any properly licensed entity on a commission basis. Concurrent with closing of the transaction, Stratford Insurance Company (“Stratford”), a wholly–owned subsidiary of Western World, was granted the required license to write crop insurance in the United States and executed several agreements to transfer the related agriculture book of business to Stratford.
The CRS acquisition was undertaken to complement the Company’s existing agricultural business and expand the Company’s presence in U.S. primary specialty lines.
For segmental reporting purposes, the results of CRS’ operations, including the related agricultural book of business have been included within the Western World segment in the Consolidated Financial Statements from the date of acquisition.
On closing, the Company recorded intangible assets totaling $63,921 for Distribution Channels, Brand Name and Technology. Distribution Channels and Brand Name were estimated to have finite useful economic lives of ten years on acquisition and are being amortized on a straight line basis over such period. Technology was estimated to have a finite useful economic life of two years on acquisition and is being amortized on a straight line basis over such a period.
The purchase price was allocated to the acquired assets and liabilities of CRS based on estimated fair values on May 1, 2017, the date the transaction closed, as detailed below. The Company recognized goodwill of $30,943 primarily attributable to CRS’s assembled workforce and synergies expected to result upon the integration of CRS and its related book of business into the Company’s operations. The estimates of fair values for tangible assets acquired and liabilities assumed were determined by management based on various market and income analyses. The Company estimated the fair values of intangible assets acquired based on variations of the income and cost approaches. Significant judgment was required to arrive at these estimates of fair value and changes to assumptions used could have led to materially different results.
The purchase of CRS was a taxable transaction and as such, goodwill and intangibles recorded at closing will be deductible for income tax purposes. The Company has recognized and recorded a deferred tax asset of $6,443 which results from the excess of tax-deductible goodwill over book goodwill as recognized in the purchase price allocation.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The fair value of net assets acquired, including GAAP adjustments, are summarized as follows:

Total purchase price		$185,576
Assets acquired
Cash and cash equivalents	$1,653
Premiums receivable	564,453
Prepaid reinsurance premiums	227,157
Other assets	157,146
Assets acquired		950,409

Liabilities acquired
Reinsurance balances payable	$294,201
Unearned premiums	406,649
Net loss reserves	42,575
Other liabilities	122,715
Liabilities acquired		866,140
Excess purchase price		$101,307

Goodwill and other intangible assets acquired
Intangible asset - Distribution channels	$52,898
Intangible asset - Brand name	9,568
Intangible asset - Technology	1,455
Total intangible assets	63,921
Goodwill	30,943
Deferred tax arising on Goodwill	6,443
Total goodwill and intangible assets		$101,307
The Company also incurred transaction expenses related to the CRS acquisition of $4,427. Transaction expenses included legal, financial advisory and audit related services.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables reconcile the carrying amount of goodwill and intangible assets from December 31, 2016 to June 30, 2017:

	Goodwill
	Six Months Ended June 30, 2017
	Talbot	Western World	Total
Balance at December 31, 2016	20,393	176,365	196,758
Additions	—	30,943	30,943
Balance at June 30, 2017	20,393	207,308	227,701

	Intangible assets
	Six Months Ended June 30, 2017
	Talbot	Western World	Total
Balance at December 31, 2016	93,924	21,668	115,592
Additions	—	63,921	63,921
Amortization	(2,081)	(1,914)	(3,995)
Balance at June 30, 2017	91,843	83,675	175,518

	Intangible assets
	Six Months Ended June 30, 2017
	With a Finite Life	With an Indefinite Life	Total
Balance at December 31, 2016	11,424	104,168	115,592
Additions	63,921	—	63,921
Amortization	(3,995)	—	(3,995)
Balance at June 30, 2017	71,350	104,168	175,518
Operating results of CRS have been included in the Consolidated Financial Statements from the May 1, 2017 acquisition date.
The following selected unaudited information has been provided to present a summary of the results of CRS that have been included in the Consolidated Financial Statements for the three and six months ended June 30, 2017.

From Acquisition Date to
June 30, 2017
Net premiums written	6,988
Net premiums earned	50,044
Total underwriting deductions	44,780
Underwriting income, before general and administrative expenses	5,264

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

4. Investments
Managed investments represent assets governed by the Company’s investment policy statement (“IPS”) whereas, non-managed investments represent assets held in support of consolidated AlphaCat VIEs which are not governed by the Company’s IPS. Refer to Note 6, “Variable interest entities,” for further details.

The Company classifies its fixed maturity and short-term investments as trading and accounts for its other investments in accordance with ASC Topic 825 “Financial Instruments.” As such, all investments are carried at fair value with interest and dividend income and realized and unrealized gains and losses included in net income for the period.

The amortized cost (or cost) and fair value of the Company’s investments as at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
Managed investments
U.S. government and government agency	$649,214	$646,436	$809,392	$804,126
Non-U.S. government and government agency	293,002	292,504	245,651	240,791
U.S. states, municipalities and political subdivisions	227,047	227,949	271,742	271,830
Agency residential mortgage-backed securities	786,784	783,006	684,490	679,595
Non-agency residential mortgage-backed securities	26,745	26,683	15,858	15,477
U.S. corporate	1,378,884	1,386,484	1,540,036	1,534,508
Non-U.S. corporate	380,317	379,480	418,520	410,227
Bank loans	560,446	552,901	579,121	570,399
Asset-backed securities	500,679	502,056	528,563	526,814
Commercial mortgage-backed securities	317,732	316,190	333,740	330,932
Total fixed maturities	5,120,850	5,113,689	5,427,113	5,384,699
Short-term investments	255,289	255,516	228,574	228,386
Other investments
Fund of hedge funds	—	—	1,457	955
Hedge funds	11,292	18,303	11,292	17,381
Private equity investments	79,871	100,391	66,383	82,627
Fixed income investment funds	266,041	268,110	247,967	249,275
Overseas deposits	57,874	57,874	50,106	50,106
Mutual funds	1,918	3,940	2,925	5,368
Total other investments	416,996	448,618	380,130	405,712
Investments in investment affiliates (a)	72,532	103,377	84,840	100,431
Total managed investments	$5,865,667	$5,921,200	$6,120,657	$6,119,228
Non-managed investments
Catastrophe bonds	$303,712	$304,954	$157,486	$158,331
Short-term investments	2,615,837	2,615,837	2,567,784	2,567,784
Total non-managed investments	2,919,549	2,920,791	2,725,270	2,726,115
Total investments	$8,785,216	$8,841,991	$8,845,927	$8,845,343

(a)	The Company’s investments in investment affiliates have been treated as equity method investments with the corresponding gains and losses recorded in income as “Income (loss) from investment affiliates.”

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(a)	Fixed maturity investments
The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturity investments as at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Fair Value	% of Total	Fair Value	% of Total
Managed fixed maturities
AAA	$2,318,254	42.8%	$2,405,597	43.4%
AA	463,060	8.5%	538,289	9.7%
A	1,009,366	18.6%	1,081,949	19.5%
BBB	703,563	13.0%	740,861	13.4%
Total investment grade managed fixed maturities	4,494,243	82.9%	4,766,696	86.0%

BB	229,023	4.2%	213,568	3.9%
B	176,743	3.3%	177,737	3.2%
CCC	11,114	0.2%	13,371	0.2%
NR	202,566	3.8%	213,327	3.8%
Total non-investment grade fixed maturities	619,446	11.5%	618,003	11.1%
Total managed fixed maturities	$5,113,689	94.4%	$5,384,699	97.1%

Non-managed fixed maturities
BB	28,177	0.4%	29,731	0.6%
B	2,781	0.1%	4,524	0.1%
NR	273,996	5.1%	124,076	2.2%
Total non-managed fixed maturities	304,954	5.6%	158,331	2.9%
Total fixed maturities	$5,418,643	100.0%	$5,543,030	100.0%

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost and fair value amounts for the Company’s fixed maturity investments held at June 30, 2017 and December 31, 2016 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Managed fixed maturities
Due in one year or less	$497,473	$492,256	$350,733	$346,161
Due after one year through five years	2,464,093	2,461,870	2,954,856	2,933,146
Due after five years through ten years	456,793	459,311	430,365	426,647
Due after ten years	70,551	72,317	128,508	125,927
	3,488,910	3,485,754	3,864,462	3,831,881
Asset-backed and mortgage-backed securities	1,631,940	1,627,935	1,562,651	1,552,818
Total managed fixed maturities	$5,120,850	$5,113,689	$5,427,113	$5,384,699

Non-managed catastrophe bonds
Due in one year or less	$33,662	$32,441	$43,664	$45,418
Due after one year through five years	263,300	265,735	112,572	111,656
Due after five years through ten years	6,750	6,778	1,250	1,257
Due after ten years	—	—	—	—
Total non-managed fixed maturities	303,712	304,954	157,486	158,331
Total fixed maturities	$5,424,562	$5,418,643	$5,584,599	$5,543,030

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Other investments
The following tables set forth certain information regarding the Company’s other investment portfolio as at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Fair Value	Investments with redemption restrictions	Investments without redemption restrictions	Redemption frequency (a)	Redemption notice period (a)
Hedge funds	18,303	18,303	—
Private equity investments	100,391	100,391	—
Fixed income investment funds	268,110	237,986	30,124	Daily	Daily to 2 days
Overseas deposits	57,874	57,874	—
Mutual funds	3,940	—	3,940	Daily	Daily
Total other investments	$448,618	$414,554	$34,064

	December 31, 2016
	Fair Value	Investments with redemption restrictions	Investments without redemption restrictions	Redemption frequency (a)	Redemption notice period (a)
Fund of hedge funds	$955	$955	$—
Hedge funds	17,381	17,381	—
Private equity investments	82,627	82,627	—
Fixed income investment funds	249,275	218,333	30,942	Daily	2 days
Overseas deposits	50,106	50,106	—
Mutual funds	5,368	—	5,368	Daily	Daily
Total other investments	$405,712	$369,402	$36,310

(a)	The redemption frequency and notice periods only apply to investments without redemption restrictions.
Other investments include alternative investments in various funds and pooled investment schemes. These alternative investments employ various investment strategies primarily involving, but not limited to, investments in collateralized obligations, fixed income securities, private equities, distressed debt and equity securities.
Certain securities included in other investments are subject to redemption restrictions and are unable to be redeemed from the funds. Distributions from these funds will be received as the underlying investments of the funds are liquidated. Currently, it is not known to the Company when these underlying assets will be sold by their investment managers; however, it is estimated that the majority of the underlying assets of the investments would liquidate over five to ten years from inception of the funds. In addition, one of the investment funds with a fair value of $192,437 (December 31, 2016: $184,749), has a lock-up period of approximately two years as at June 30, 2017 and may also impose a redemption gate. A lock-up period refers to the initial amount of time an investor is contractually required to remain invested before having the ability to redeem. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. The underlying investments held in the overseas deposit funds are liquid and will generally trade freely in an open market. However, the Company’s ability to withdraw from the overseas deposit funds is restricted by an annual and quarterly funding and release process for Lloyd’s market participants.
The Company’s maximum exposure to any of these alternative investments is limited to the amount invested and any remaining capital commitments. Refer to Note 15, “Commitments and contingencies,” for further details. As at June 30, 2017, the Company does not have any plans to sell any of the other investments listed above.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)    Investments in investment affiliates
Included in the Company’s managed investment portfolio as at June 30, 2017 were investments in Aquiline Financial Services Fund II L.P. (“Aquiline II”), Aquiline Financial Services Fund III L.P. (“Aquiline III”) and Aquiline Technology Growth Fund L.P. (“Aquiline Tech”).

Aquiline II and III

For further information regarding Aquiline II and III please refer to Note 7(c), “Investments in investment affiliates,” included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. As at June 30, 2017, the Company’s total unfunded investment commitment to Aquiline II and III was $3,229 and $62,031, respectively (December 31, 2016: $2,040 and $62,031).

Aquiline Tech

On March 20, 2017, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Aquiline Technology Growth GP Ltd, (the “General Partner”) pursuant to which the Company committed and agreed to purchase limited partnership or other comparable limited liability equity interests in Aquiline Tech, a Cayman Islands exempted limited partnership, with a capital commitment in an amount equal to $20,000. The limited partnership interests are governed by the terms of an amended and restated exempted limited partnership agreement. As at June 30, 2017, the unfunded investment commitment to Aquiline Tech was $18,786.

The following table presents a reconciliation of the Company’s beginning and ending investments in investment affiliates for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investments in investment affiliates, beginning of period	$94,697	$84,135	$100,431	$87,673
Net capital (distributions) contributions	(786)	15,732	(11,708)	16,307
Income (loss) from investment affiliates	9,466	(589)	14,654	(4,702)
Investments in investment affiliates, end of period	$103,377	$99,278	$103,377	$99,278
The following table presents the Company’s investments in investment affiliates as at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline II	$33,349	—%	8.1%	$52,010
Aquiline III	37,969	—%	9.0%	50,153
Aquiline Tech	1,214	—%	16.4%	1,214
Total investments in investment affiliates	$72,532			$103,377

	December 31, 2016
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline II	$46,871	—%	8.1%	$61,999
Aquiline III	37,969	—%	9.0%	38,432
Total investments in investment affiliates	$84,840			$100,431

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(d)    Net investment income
Net investment income was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Managed investments
Fixed maturities and short-term investments	$31,312	$30,621	$62,983	$58,638
Other investments	7,571	8,026	14,441	8,898
Cash and cash equivalents and restricted cash	616	380	1,226	1,245
Securities lending income	7	12	20	17
Total gross investment income	39,506	39,039	78,670	68,798
Investment expenses	(1,443)	(2,190)	(4,415)	(4,026)
Total managed net investment income	$38,063	$36,849	$74,255	$64,772
Non managed investments
Fixed maturities and short-term investments	$4,500	$1,977	$7,560	$3,272
Restricted cash, cash and cash equivalents	1,678	431	2,640	674
Total non-managed net investment income	6,178	2,408	10,200	3,946
Total net investment income	$44,241	$39,257	$84,455	$68,718
Net investment income from other investments includes distributed and undistributed net income from hedge funds, overseas deposits and certain fixed income investment funds.
(e)    Net realized and change in net unrealized gains on investments
The following table sets forth an analysis of net realized gains and the change in net unrealized gains on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Managed fixed maturities, short-term and other investments
Gross realized gains	$5,175	$3,306	$7,865	$6,523
Gross realized (losses)	(2,906)	(786)	(8,488)	(5,089)
Net realized gains (losses) on investments	2,269	2,520	(623)	1,434
Change in net unrealized gains on investments	15,942	30,052	30,291	77,130
Total net realized and change in net unrealized gains on managed investments	$18,211	$32,572	$29,668	$78,564
Non-managed fixed maturities, short-term and other investments
Gross realized gains	$5	$204	$1,733	$715
Gross realized (losses)	—	—	—	(9)
Net realized gains on investments	5	204	1,733	706
Change in net unrealized gains (losses) on investments	379	1,376	(622)	1,742
Total net realized and change in net unrealized gains on non-managed investments	384	1,580	1,111	2,448
Total net realized and change in net unrealized gains on total investments	$18,595	$34,152	$30,779	$81,012

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(f)    Pledged cash and investments
As at June 30, 2017, the Company had $5,221,174 (December 31, 2016: $5,173,966) of cash and cash equivalents, restricted cash, short-term investments and fixed maturity investments that were pledged during the normal course of business. Of those, $5,156,173 were held in trust (December 31, 2016: $5,068,092). Pledged assets are generally for the benefit of the Company’s cedants and policyholders, to support AlphaCat’s fully collateralized reinsurance transactions and to facilitate the accreditation of Validus Reinsurance, Ltd., Validus Reinsurance (Switzerland) Ltd. (“Validus Re Swiss”) and Talbot as an alien Insurer/Reinsurer by certain regulators.
In addition, the Company has pledged cash and investments as collateral under the Company’s credit facilities in the total amount of $404,516 (December 31, 2016: $442,184). For further details on the credit facilities, please refer to Note 13, “Debt and financing arrangements.”
5. Fair value measurements

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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At June 30, 2017, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Fair value based on NAV practical expedient (a)	Total
Managed investments
U.S. government and government agency	$—	$646,436	$—	$—	$646,436
Non-U.S. government and government agency	—	292,504	—	—	292,504
U.S. states, municipalities and political subdivisions	—	227,949	—	—	227,949
Agency residential mortgage-backed securities	—	783,006	—	—	783,006
Non-agency residential mortgage-backed securities	—	26,683	—	—	26,683
U.S. corporate	—	1,386,484	—	—	1,386,484
Non-U.S. corporate	—	379,480	—	—	379,480
Bank loans	—	328,729	224,172	—	552,901
Asset-backed securities	—	466,135	35,921	—	502,056
Commercial mortgage-backed securities	—	316,190	—	—	316,190
Total fixed maturities	—	4,853,596	260,093	—	5,113,689
Short-term investments	248,439	7,077	—	—	255,516
Other investments
Hedge funds	—	—	—	18,303	18,303
Private equity investments	—	—	—	100,391	100,391
Fixed income investment funds	—	30,137	16,400	221,573	268,110
Overseas deposits	—	—	—	57,874	57,874
Mutual funds	—	3,940	—	—	3,940
Total other investments	—	34,077	16,400	398,141	448,618
Investments in investment affiliates (b)	—	—	—	—	103,377
Total managed investments	$248,439	$4,894,750	$276,493	$398,141	$5,921,200
Non-managed investments
Catastrophe bonds	$—	$236,929	$68,025	$—	$304,954
Short-term investments	2,615,837	—	—	—	2,615,837
Total non-managed investments	2,615,837	236,929	68,025	—	2,920,791
Total investments	$2,864,276	$5,131,679	$344,518	$398,141	$8,841,991

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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
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
At June 30, 2017, managed Level 3 investments totaled $276,493 (December 31, 2016: $282,595), representing 4.7% (December 31, 2016: 4.6%) of total managed investments.

(b)	Valuation techniques
There have been no material changes in the Company’s valuation techniques during the period, or periods, represented by these Consolidated Financial Statements. The following methods and assumptions were used in estimating the fair value of each class of financial instrument recorded in the Consolidated Balance Sheets.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
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
Other investments
Fund of hedge funds
During the three months ended June 30, 2017, the Company’s investment in a fund of hedge funds was liquidated. Prior to liquidation, the fund’s administrator provided a monthly reported NAV with a three month delay in its valuation. The fund manager provided an estimate of the fund NAV at year end based on the estimated performance provided from the underlying funds. To determine the reasonableness of the estimated NAV, the Company compared the fund administrator’s NAV to the fund manager’s estimated NAV that incorporates relevant valuation sources. Prior to liquidation, the fair value of these investments were measured using the NAV practical expedient and therefore were not categorized within the fair value hierarchy.
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
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
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Bank Loans	Catastrophe Bonds	Fixed Income Investment Funds	Asset Backed Securities	Total
Level 3 investments, beginning of period	$236,694	$72,676	$12,560	$23,882	$345,812
Purchases	16,757	5,000	3,432	11,053	36,242
Sales	—	—	—	(53)	(53)
Settlements	(28,893)	(10,216)	408	—	(38,701)
Net realized gains	—	216	—	—	216
Change in net unrealized (losses) gains	(386)	349	—	49	12
Amortization	—	—	—	990	990
Level 3 investments, end of period	$224,172	$68,025	$16,400	$35,921	$344,518

	Three Months Ended June 30, 2016
	Bank Loans	Catastrophe Bonds	Asset Backed Securities	Total
Level 3 investments, beginning of period	$255,011	$37,105	$—	$292,116
Purchases	8,885	—	12,383	21,268
Settlements	(17,784)	—	—	(17,784)
Change in net unrealized (losses) gains	(2,964)	413	—	(2,551)
Level 3 investments, end of period	$243,148	$37,518	$12,383	$293,049

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2017
	Bank Loans	Catastrophe Bonds	Fixed Income Investment Funds	Asset Backed Securities	Total
Level 3 investments—beginning of period	$246,496	$48,375	$12,168	$23,931	$330,970
Purchases	39,933	66,091	3,432	11,053	120,509
Sales	—	—	—	(53)	(53)
Settlements	(62,003)	(48,996)	800	—	(110,199)
Net realized gains	—	3,350	—	—	3,350
Change in net unrealized (losses)	(254)	(795)	—	—	(1,049)
Amortization	—	—	—	990	990
Level 3 investments—end of period	$224,172	$68,025	$16,400	$35,921	$344,518

	Six Months Ended June 30, 2016
	Bank Loans	Catastrophe Bonds	Asset Backed Securities	Total
Level 3 investments—beginning of period	$232,337	$13,500	$—	$245,837
Purchases	50,988	23,272	12,383	86,643
Sales	(2,389)	—	—	(2,389)
Settlements	(34,033)	(125)	—	(34,158)
Change in net unrealized (losses) gains	(3,755)	871	—	(2,884)
Level 3 investments—end of period	$243,148	$37,518	$12,383	$293,049
There have not been any transfers into or out of Level 3 during the three and six months ended June 30, 2017 or 2016.

(d)	Financial instruments not carried at fair value
ASC Topic 825 “Financial Instruments” is also applicable to disclosures of financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts and investments in affiliates. The carrying values of cash and cash equivalents, restricted cash, accrued investment income, other assets, net payable for investments purchased and accounts payable and accrued expenses approximated their fair values at June 30, 2017, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
6. Variable interest entities
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

AlphaCat ILS funds
The AlphaCat ILS funds received third party subscriptions beginning on December 17, 2012. The Company and third party investors invest in the AlphaCat ILS funds for the purpose of investing in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. The AlphaCat ILS funds have varying risk profiles and are categorized by the expected loss of the fund. Expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit. Lower risk ILS funds are defined as having a maximum permitted portfolio expected loss of less than 7%, whereas higher risk ILS

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

funds have a maximum permitted portfolio expected loss of greater than 7%. The AlphaCat ILS funds primarily deploy their capital through transactions entered into by AlphaCat Re and AlphaCat Master Fund Ltd. (“AlphaCat Master Fund”). All of the AlphaCat ILS funds are VIEs and were consolidated by the Company as the primary beneficiary through May 31, 2017. However, on June 1, 2017, the Company redeemed its investment in one of the lower risk AlphaCat ILS funds. As a result, the Company was no longer deemed to be the primary beneficiary and therefore this fund was deconsolidated effective June 1, 2017. The deconsolidation resulted in a loss of $402 which is included in the Consolidated Statements of Comprehensive Income as other insurance related income for the three and six months ended June 30, 2017. The Company’s maximum exposure to any of the funds is the amount of capital invested at any given time and any remaining capital commitments. Refer to Note 15, “Commitments and contingencies,” for further details.
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

Any notes issued by the master funds to the consolidated feeder funds are eliminated on consolidation and only variable funding notes issued by AlphaCat Re to direct third party investors and non-consolidated feeder funds remain on the Consolidated Balance Sheets as notes payable to AlphaCat investors with the related income or loss included in the Consolidated Statements of Income and Comprehensive Income as (income) attributable to AlphaCat investors. To the extent that the income has not been returned to the investors, it is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

During 2017 and 2016, one of the AlphaCat ILS funds (the “Fund”) issued both common shares and structured notes to the Company and other third party investors in order to capitalize the fund. The Fund deploys its capital through AlphaCat Re; therefore, the structured notes do not have a stated maturity date or principal amount since repayment is dependent on the settlement and income or loss of the variable funding notes with AlphaCat Re. The structured notes rank senior to the common shares of the Fund and earn an interest rate of 7% (2016: 8%) per annum, payable on a cumulative basis in arrears.

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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables present a reconciliation of the beginning and ending notes payable to AlphaCat investors for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of period	$343,256	$103,320	$446,576
Notes payable to AlphaCat investors recognized on deconsolidation of AlphaCat ILS fund	423,269	—	423,269
Issuance of notes payable to AlphaCat investors	267,867	68,880	336,747
Redemption of notes payable to AlphaCat investors	(140,150)	—	(140,150)
Foreign exchange gains	(283)	—	(283)
Notes payable to AlphaCat investors, end of period	$893,959	$172,200	$1,066,159

	Three Months Ended June 30, 2016
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of period	$261,793	$61,717	$323,510
Issuance of notes payable to AlphaCat investors	102,817	32,609	135,426
Redemption of notes payable to AlphaCat investors	(88,079)	—	(88,079)
Foreign exchange losses	125	—	125
Notes payable to AlphaCat investors, end of period	$276,656	$94,326	$370,982

	Six Months Ended June 30, 2017
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of period	$278,202	$—	$278,202
Notes payable to AlphaCat investors recognized on deconsolidation of AlphaCat ILS fund	423,269	—	423,269
Issuance of notes payable to AlphaCat investors	541,877	172,200	714,077
Redemption of notes payable to AlphaCat investors	(349,106)	—	(349,106)
Foreign exchange gains	(283)	—	(283)
Notes payable to AlphaCat investors, end of period	$893,959	$172,200	$1,066,159

	Six Months Ended June 30, 2016
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of period	$75,493	$—	$75,493
Issuance of notes payable to AlphaCat investors	298,105	94,326	392,431
Redemption of notes payable to AlphaCat investors	(97,684)	—	(97,684)
Foreign exchange losses	742	—	742
Notes payable to AlphaCat investors, end of period	$276,656	$94,326	$370,982
As at December 31, 2016, $1,000 of the structured notes redeemed during the year were payable to AlphaCat investors and included in accounts payable and accrued expenses.
The income attributable to AlphaCat investors for the three and six months ended June 30, 2017 was $11,830 and $19,333 (2016: $6,114 and $10,714), with $63,352 included in accounts payable and accrued expenses as at June 30, 2017 (December 31, 2016: $17,068).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
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
The following table presents the total assets and total liabilities of the Company’s consolidated VIEs, excluding intercompany eliminations, as at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Total Assets		Total Liabilities	Total Assets	Total Liabilities
AlphaCat sidecars	$29,330		$3,455	$40,041	$3,206
AlphaCat ILS funds - Lower Risk (a)	951,428	951,428	13,371	1,498,276	42,457
AlphaCat ILS funds - Higher Risk (a)	1,037,568		207,300	972,633	381,332
AlphaCat Re and AlphaCat Master Fund	2,828,096		2,827,926	2,510,415	2,510,245
BetaCat ILS funds	146,098		278	82,471	30,663

(a)
Lower risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of less than 7%, whereas higher risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of greater than 7%. Expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit.

Assets of consolidated VIEs can only be used to settle obligations and liabilities of the consolidated VIEs and do not have recourse to the general credit of the Company. Investments held by these entities are presented separately in Note 4, “Investments,” as non-managed investments.

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
7. Noncontrolling interests
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables present a reconciliation of the beginning and ending balances of redeemable noncontrolling interests and noncontrolling interests for the three and six months ended June 30, 2017 and 2016:

	Redeemable noncontrolling interests		Noncontrolling interests		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Balance, beginning of period	$1,657,630	$1,409,037	$330,597	$157,223	$1,988,227	$1,566,260
Issuance of shares	106,501	112,500	103,320	59,349	209,821	171,849
Adjustment to noncontrolling interests as a result of deconsolidation	(459,021)	—	—	—	(459,021)	—
Income attributable to noncontrolling interests	28,555	17,230	15,095	3,963	43,650	21,193
Redemption of shares / distributions	(82,005)	(6,484)	(33,354)	(8,381)	(115,359)	(14,865)
Balance, end of period	$1,251,660	$1,532,283	$415,658	$212,154	$1,667,318	$1,744,437

	Redeemable noncontrolling interests		Noncontrolling interests		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Balance, beginning of period	$1,528,001	$1,111,714	$165,977	$154,662	$1,693,978	$1,266,376
Issuance of shares	210,200	381,250	258,300	171,674	468,500	552,924
Adjustment to noncontrolling interests as a result of deconsolidation	(459,021)	—	—	—	(459,021)	—
Income attributable to noncontrolling interests	54,485	45,803	31,737	12,921	86,222	58,724
Redemption of shares / distributions	(82,005)	(6,484)	(40,356)	(127,103)	(122,361)	(133,587)
Balance, end of period	$1,251,660	$1,532,283	$415,658	$212,154	$1,667,318	$1,744,437
As at June 30, 2017, redemptions of $74,200 and distributions of $nil (December 31, 2016: $71,530 and $16,144) were payable to redeemable noncontrolling interests and noncontrolling interests, respectively. These amounts are classified within accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

8. Derivative instruments
The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures, interest rate exposures and to shorten the duration of the Company’s fixed maturities portfolio.

(a)	Derivatives not designated as hedging instruments
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments for accounting purposes within the Company’s Consolidated Balance Sheets as at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
Derivatives not designated as hedging instruments	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$223,018	$1,972	$6,325	$181,375	$2,351	$3,421
Interest rate swap contracts	$150,000	$330	$648	$—	$—	$—

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses, respectively, within the Company’s consolidated balance sheets.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company’s Consolidated Statements of Income and Comprehensive Income relating to the foreign currency forward and interest rate swap contracts that were not designated as hedging instruments for accounting purposes during the three and six months ended June 30, 2017 and 2016:

Derivatives not designated as hedging instruments	Classification of (losses) gains recognized in earnings	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Foreign currency forward contracts	Foreign exchange (losses) gains	$(6,525)	$896	$(6,072)	$(1,117)
Foreign currency forward contracts	Other (loss) income	$(874)	$84	$(979)	$120
Interest rate swap contracts	Change in unrealized losses on investments	$(319)	$—	$(319)	$—

(b)	Derivatives designated as hedging instruments
The following table summarizes information on the classification and amount of the fair value of derivatives designated as hedging instruments for accounting purposes on the Consolidated Balance Sheets as at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
Derivatives designated as hedging instruments	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Interest rate swap contracts	$552,263	$20	$1,409	$552,263	$20	$1,479

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses, respectively, within the Company’s consolidated balance sheets.
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table provides the total impact on other comprehensive income (loss) and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
Interest rate swap contracts	2017	2016	2017	2016
Amount of effective portion recognized in other comprehensive income	$2,217	$2,694	$4,376	$6,350
Amount of effective portion subsequently reclassified to earnings	$(2,073)	$(2,758)	$(4,330)	$(5,656)
Amount of ineffective portion excluded from effectiveness testing	$(144)	$64	$(46)	$(694)
The above balances relate to interest payments and have therefore been classified as finance expenses in the Consolidated Statements of Income and Comprehensive Income.

(c)	Classification within the fair value hierarchy
As described in Note 5, “Fair value measurements,” under U.S. GAAP, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The assumptions used within the valuation of the Company’s derivative instruments are observable in the marketplace, can be derived from observable data or are supported by observable levels at which other similar transactions are executed in the marketplace. Accordingly, these derivatives were classified within Level 2 of the fair value hierarchy.

(d)	Balance sheet offsetting
There was no balance sheet offsetting activity as at June 30, 2017 or December 31, 2016.
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
The following table summarizes the total reserve for losses and loss expenses as at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Case reserves	$1,236,799	$1,237,772
IBNR	2,068,392	1,757,423
Total reserve for losses and loss expenses	$3,305,191	$2,995,195

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reserve for losses and loss expenses, beginning of period	$3,052,745	$2,980,300	$2,995,195	$2,996,567
Loss reserves recoverable	(451,856)	(370,689)	(430,421)	(350,586)
Net reserves for losses and loss expenses, beginning of period	2,600,889	2,609,611	2,564,774	2,645,981
Net reserves acquired (a)	23,753	—	23,753	—
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	339,439	369,911	670,255	648,097
Prior years	(43,290)	(62,781)	(104,521)	(116,520)
Total net incurred losses and loss expenses	296,149	307,130	565,734	531,577
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(42,758)	(45,882)	(50,456)	(61,655)
Prior years	(193,265)	(176,775)	(431,354)	(430,079)
Total net paid losses	(236,023)	(222,657)	(481,810)	(491,734)
Foreign exchange losses (gains)	20,216	(14,354)	32,533	(6,094)
Net reserve for losses and loss expenses, end of period	2,704,984	2,679,730	2,704,984	2,679,730
Loss reserves recoverable	600,207	442,987	600,207	442,987
Reserve for losses and loss expenses, end of period	$3,305,191	$3,122,717	$3,305,191	$3,122,717

(a)	Equals net reserves acquired of $42,575 less net reserves commuted at closing of $18,822.
Incurred losses and loss expenses comprise:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross losses and loss expenses	$415,013	$397,863	$761,808	$667,716
Reinsurance recoverable	(118,864)	(90,733)	(196,074)	(136,139)
Net incurred losses and loss expenses	$296,149	$307,130	$565,734	$531,577
The net favorable development on prior years by segment and line of business for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30, 2017
	Property	Marine	Specialty	Liability	Total
Validus Re	$(671)	$(16,313)	$(6,115)	$—	$(23,099)
Talbot	(4,894)	(17,056)	6,074	—	(15,876)
Western World	(479)	—	—	16	(463)
AlphaCat	(3,097)	—	(755)	—	(3,852)
Net (favorable) adverse development	$(9,141)	$(33,369)	$(796)	$16	$(43,290)
The net favorable loss reserve development on prior accident years of $43.3 million during the three months ended June 30, 2017 was primarily due to favorable development on attritional losses.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
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
The net favorable loss reserve development on prior accident years of $62.8 million during the three months ended June 30, 2016 was primarily due to favorable development on attritional losses.

	Six Months Ended June 30, 2017
	Property	Marine	Specialty	Liability	Total
Validus Re	$(4,242)	$(31,742)	$(15,895)	$—	$(51,879)
Talbot	(11,228)	(33,052)	(410)	—	(44,690)
Western World	(3,302)	—	—	2,620	(682)
AlphaCat	(7,492)	—	222	—	(7,270)
Net (favorable) adverse development	$(26,264)	$(64,794)	$(16,083)	$2,620	$(104,521)

The net favorable loss reserve development on prior accident years of $104.5 million during the six months ended June 30, 2017 was primarily due to favorable development on attritional losses.

	Six Months Ended June 30, 2016
	Property	Marine	Specialty	Liability	Total
Validus Re	$(32,300)	$(6,463)	$(17,798)	$—	$(56,561)
Talbot	(28,540)	(5,964)	(16,544)	—	(51,048)
Western World	(2,023)	—	—	(5,561)	(7,584)
AlphaCat	(477)	—	(850)	—	(1,327)
Net favorable development	$(63,340)	$(12,427)	$(35,192)	$(5,561)	$(116,520)

The net favorable development of $116.5 million for the six months ended June 30, 2016 was primarily due to favorable development on attritional losses.
10. Reinsurance
The Company’s reinsurance balances recoverable at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Loss reserves recoverable on unpaid:
Case reserves	$176,416	$165,328
IBNR	423,791	265,093
Total loss reserves recoverable	600,207	430,421
Paid losses recoverable	35,675	35,247
Total reinsurance balances recoverable	$635,882	$465,668
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Credit risk
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better as rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. As at June 30, 2017, $630,821 or 99.2% (December 31, 2016: $461,369 or 99.1%) of the Company’s reinsurance balances recoverable were either fully collateralized or recoverable from reinsurers rated A- or better.
Reinsurance balances recoverable by reinsurer as at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$521,027	81.9%	$395,308	84.9%
Other reinsurers’ balances > $1 million	106,432	16.8%	66,944	14.4%
Other reinsurers’ balances < $1 million	8,423	1.3%	3,416	0.7%
Total	$635,882	100.0%	$465,668	100.0%

The following tables show the reinsurance balances recoverable due from, and the ratings associated with, the Company’s top ten reinsurers as at June 30, 2017 and December 31, 2016:

	June 30, 2017
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Munich Re	AA-	$96,997	15.2%
Lloyd's Syndicates	A+	84,742	13.2%
Fully collateralized reinsurers	NR	80,558	12.7%
Swiss Re	AA-	77,928	12.3%
Everest Re	A+	54,565	8.6%
Hannover Re	AA-	48,037	7.6%
Federal Crop Insurance Corporation	(a)	29,009	4.6%
Transatlantic Re	A+	23,066	3.6%
XL Catlin	A+	16,062	2.5%
Helvetia Group	A	10,063	1.6%
Total		$521,027	81.9%

(a)
The Company participates in a crop reinsurance program sponsored by the U.S. federal government. The Company remains obligated for amounts ceded in the event that its reinsurers or retrocessionaires do not meet their obligations, except for amounts ceded to the U.S. federal government in the agriculture line of business.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
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
At June 30, 2017 and December 31, 2016, the provision for uncollectible reinsurance relating to reinsurance balances recoverable was $6,741 and $5,153, respectively. To estimate this provision for uncollectible reinsurance, reinsurance balances recoverable are first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied, especially in relation to ceded IBNR. The Company then uses default factors to determine the portion of a reinsurer’s balance deemed to be uncollectible. Default factors require considerable judgment and are determined in part using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.
11. Share capital
The Company is authorized to issue up to an aggregate of 571,428,571 common and preferred shares with a par value of $0.175 per share.

(a)	Preferred shares
On June 12, 2017, the Company issued 10,000 shares of its 5.800% Non-Cumulative Preferred Shares, Series B (the “Series B Preferred Shares”) (equivalent to 10,000,000 Depositary Shares, each of which represents a 1/1,000th interest in a Series B Preferred Share), $0.175 par value and $25,000 liquidation preference per share (equivalent to $25 per Depositary Share). The Series B Preferred Shares were registered and sold under the Securities Act of 1933, as amended, and were issued at a price to the public of $25,000 per share (equivalent to $25 per Depositary Share). After underwriting discounts and expenses, the Company received net proceeds of $241,686 which was used for general corporate purposes.
The Depositary Shares, representing the Series B Preferred Shares, are traded on the New York Stock Exchange (“NYSE”) under the symbol “VRPRB.” The Series B Preferred Shares have no stated maturity date and are redeemable, in whole or in part, at the Company’s option on and after June 21, 2022, at a redemption price of $25,000 per Series B Preferred Share (equivalent to $25 per Depository Share), plus declared and unpaid dividends. The Company may also redeem all, but not less than all, of the Series B Preferred Shares before the redemption date at a redemption price of $26,000 per share (equivalent to $26 per Depository Share), plus declared and unpaid dividends, if the Company is required to submit a proposal to the holders of the Series B Preferred Shares concerning an amalgamation, consolidation, merger or other similar corporate transaction or change in Bermuda law. The Series B Preferred Shares may also be redeemed before the redemption date at a redemption price of $25,000 per Series B Preferred Share (equivalent to $25.00 per Depository Share), plus declared and unpaid dividends, in whole, if there is a certain change in tax law, or in whole or in part, in the case of a capital disqualification event. However, no redemption may occur prior to June 21, 2027 unless the Company has sufficient funds in order to meet the Bermuda Monetary Authority’s (“the BMA”) Enhanced Capital Requirements (“ECR”) and the BMA approves of the redemption, or the Company replaces the capital represented by the Series B Preferred Shares with capital having equal or better capital treatment as the Series B Preferred Shares under the ECR.
Dividends on the Series B Preferred Shares, when, as and if declared by the Company’s Board of Directors or a duly authorized committee thereof, will accrue and be payable on the liquidation preference amount from the original issue date, on a non-cumulative basis, quarterly in arrears on each dividend payment date at an annual rate of 5.800%. The Company will be restricted from paying dividends on and repurchasing its common shares, unless certain dividend payments are made on the Series B Preferred Shares.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of the Series B Preferred Shares and any parity shares are entitled to receive out of our assets available for distribution to shareholders, before any distribution is made to holders of common shares or other junior shares, a liquidating distribution in the amount of $25,000 per Series B Preferred Share (equivalent to $25 per Depositary Share) plus declared and unpaid dividends. Distributions will be made pro rata in accordance with the respective aggregate liquidation preferences of the Series B Preferred Shares and any parity shares and only to the extent of our assets, if any, that are available after satisfaction of all liabilities to creditors.
Holders of the Series B Preferred Shares have no voting rights, except with respect to certain fundamental changes in the terms of the Series B Preferred Shares and in the case of certain dividend non-payments or as otherwise required by Bermuda law or the Company’s bye-laws.
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
The following table is a summary of the preferred share activity during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Preferred shares issued and outstanding, beginning of period	6,000	—
Preferred shares issued	10,000	6,000
Preferred shares issued and outstanding, end of period	16,000	6,000
The Company had 6,000 Series A Preferred Shares and 10,000 Series B Preferred Shares issued and outstanding as at June 30, 2017 and 6,000 Series A Preferred Shares issued and outstanding as at December 31, 2016.
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
The Company has repurchased 80,776,802 common shares for an aggregate purchase price of $2,718,402 from the inception of its share repurchase program to June 30, 2017. The Company had $305,999 remaining under its authorized share repurchase program as of June 30, 2017.
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
The following table is a summary of the common share activity during the six months ended June 30, 2017 and 2016:

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30,
	2017	2016
Common shares issued, beginning of period	161,279,976	160,570,772
Restricted share awards vested, net of shares withheld	597,021	601,890
Restricted share units vested, net of shares withheld	14,948	18,486
Options exercised	—	13,635
Performance share awards vested, net of shares withheld	42,410	48,088
Common shares issued, end of period	161,934,355	161,252,871
Treasury shares, end of period	(82,415,774)	(80,480,633)
Common shares outstanding, end of period	79,518,581	80,772,238

(c)	Dividends
On May 10, 2017, the Company announced a quarterly cash dividend of $0.38 (2016: $0.35) per common share and a quarterly cash dividend of $0.3671875 per depositary share on its outstanding Series A Preferred Shares. The common share dividend was paid on June 30, 2017 to holders of record on June 15, 2017. The preferred share dividend was paid on June 15, 2017 to holders of record on June 1, 2017.
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
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. The total number of shares reserved for issuance under the LTIP are 2,753,292 shares of which 714,817 shares remain available for issuance at June 30, 2017. The LTIP is administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

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
Activity with respect to options for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017			2016
	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, beginning of period	26,136	$6.78	$23.48	65,401	$7.74	$20.17
Options exercised	—	—	—	(14,044)	7.69	17.02
Options outstanding, end of period	26,136	$6.78	$23.48	51,357	$7.75	$21.03

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

ii.	Restricted share awards
Restricted shares granted under the LTIP vest either pro rata or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses during the three and six months ended June 30, 2017 of $9,745 (2016: $9,517) and $18,789 (2016: $18,646), respectively. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share awards for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017		2016
	Restricted Share Awards	Weighted Average Grant Date Fair Value	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, beginning of period	2,469,982	$40.89	2,739,446	$38.25
Restricted share awards granted	481,619	53.42	534,905	48.69
Restricted share awards vested	(803,764)	41.31	(783,523)	37.32
Restricted share awards forfeited	(39,617)	41.98	(8,317)	37.94
Restricted share awards outstanding, end of period	2,108,220	$43.58	2,482,511	$40.79
At June 30, 2017, there were $63,931 (December 31, 2016: $58,804) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.6 years (December 31, 2016: 2.3 years).

iii.	Restricted share units
Restricted share units under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses during the three and six months ended June 30, 2017 of $327 (2016: $377) and $642 (2016: $688), respectively. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share units for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017		2016
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, beginning of period	112,808	$40.95	114,337	$38.47
Restricted share units granted	12,236	53.40	20,129	48.69
Restricted share units vested	(18,241)	41.66	(23,982)	38.18
Restricted share units issued in lieu of cash dividends	1,468	40.98	1,629	38.47
Restricted share units outstanding, end of period	108,271	$42.24	112,113	$40.37
At June 30, 2017, there were $2,558 (December 31, 2016: $2,542) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.6 years (December 31, 2016: 2.6 years).

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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

of each performance period which will reflect any adjustments in the Consolidated Statements of Income and Comprehensive Income in the period in which they are determined.
The Company recognized share compensation expenses during the three and six months ended June 30, 2017 of $1,074 (2016: $833) and $1,206 (2016: $2,630), respectively.
Activity with respect to unvested performance share awards for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017		2016
	Performance Share Awards	Weighted Average Grant Date Fair Value	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, beginning of period	285,820	$44.53	172,594	$40.70
Performance share awards granted	107,209	53.40	121,844	48.69
Performance share awards vested	(52,639)	37.33	(57,581)	36.11
Performance share awards conversion adjustment	(26,322)	36.82	45,517	36.82
Performance share awards outstanding, end of period	314,068	$49.37	282,374	$44.46
At June 30, 2017, there were $10,250 (December 31, 2016: $6,902) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 2.3 years (December 31, 2016: 2.1 years).

(b)	Total share compensation expenses
The breakdown of share compensation expenses by award type for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted share awards	$9,745	$9,517	$18,789	$18,646
Restricted share units	327	377	642	688
Performance share awards	1,074	833	1,206	2,630
Total	$11,146	$10,727	$20,637	$21,964

13. Debt and financing arrangements
The Company’s financing structure is comprised of debentures and senior notes payable along with credit and other facilities.
The Company’s outstanding debentures and senior notes payable as at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Deferrable debentures
2006 Junior Subordinated	$150,000	$150,000
2007 Junior Subordinated	139,800	139,800
Flagstone 2006 Junior Subordinated	134,850	133,676
Flagstone 2007 Junior Subordinated	113,750	113,750
Total debentures payable	538,400	537,226
2010 Senior notes payable	250,000	250,000
Less: Unamortized debt issuance costs	(4,537)	(4,638)
Total senior notes payable	245,463	245,362
Total debentures and senior notes payable	$783,863	$782,588

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s outstanding credit and other facilities as at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Commitment	Drawn and outstanding	Commitment	Drawn and outstanding
Credit and other facilities
$85,000 syndicated unsecured letter of credit facility	$85,000	$—	$85,000	$—
$300,000 syndicated secured letter of credit facility	300,000	87,718	300,000	90,252
$24,000 secured bi-lateral letter of credit facility	24,000	5,648	24,000	4,553
$20,000 AlphaCat Re secured letter of credit facility (a)	—	—	20,000	20,000
$25,000 IPC bi-lateral facility	25,000	5,535	25,000	5,842
$236,000 Flagstone bi-lateral facility	236,000	102,190	236,000	144,392
Total credit and other facilities	$670,000	$201,091	$690,000	$265,039

(a)	The Company terminated its AlphaCat Re secured letter of credit facility on January 6, 2017.

(a)	Senior notes and junior subordinated deferrable debentures
The following table summarizes the key terms of the Company’s senior notes and junior subordinated deferrable debentures:

Description	Issuance date	Issued	Maturity date	Interest Rate as at				Interest payments due
				Issuance Date		June 30, 2017
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	9.069%	(a)	5.831%	(e)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$134,850	September 15, 2036	3.540%	(b)	6.463%	(e)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	8.480%	(c)	5.180%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$100,000	July 30, 2037	3.000%	(b)	5.900%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	3.100%	(b)	5.983%	(e)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(d)	8.875%	(d)	Semi-annually in arrears

(a)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 3.550% thereafter, reset quarterly.

(b)	Floating interest rate of three-month LIBOR plus amount stated, reset quarterly.

(c)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 2.950% thereafter, reset quarterly.

(d)	Fixed interest rate.

(e)	Fixed interest rate as a result of interest rate swap contracts entered into by the Company.
Future payments of principal of $250,000 and $538,400 on the 2010 Senior Notes and the debentures, respectively, are expected to be made after 2022.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Credit facilities
The Company has pledged cash and investments as collateral under the Company’s credit facilities in the total amount of $404,516 (December 31, 2016: $442,184) as detailed in the table below:

	Cash and investments pledged as collateral
	June 30, 2017	December 31, 2016
$300,000 syndicated secured letter of credit facility	$147,048	$157,597
$24,000 secured bi-lateral letter of credit facility	33,353	48,097
AlphaCat Re secured letter of credit facility (a)	—	20,032
$236,000 Flagstone bi-lateral facility	224,115	216,458
Total cash and investments pledged as collateral	$404,516	$442,184

(a)	The Company terminated its AlphaCat Re secured letter of credit facility on January 6, 2017.
As of June 30, 2017 and December 31, 2016, the Company was in compliance with all covenants and restrictions under its credit facilities.

(c)	Finance expenses
Finance expenses consist of interest on the junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, credit facility fees, bank charges, Talbot Funds at Lloyds (“FAL”) facility, AlphaCat financing fees and other charges as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
2006 Junior Subordinated Deferrable Debentures	$2,211	$2,211	$4,398	$4,422
2007 Junior Subordinated Deferrable Debentures	1,831	1,830	3,641	3,661
Flagstone 2006 Junior Subordinated Deferrable Debentures	2,248	2,244	4,469	4,489
Flagstone 2007 Junior Subordinated Deferrable Debentures	1,751	1,766	3,474	3,533
2010 Senior Notes due 2040	5,598	5,597	11,195	11,194
Credit facilities	403	235	621	896
Bank and other charges	131	206	282	213
AlphaCat fees (a)	36	77	72	961
Total finance expenses	$14,209	$14,166	$28,152	$29,369

(a)	Includes finance expenses incurred by AlphaCat Managers Ltd. in relation to fund raising for the AlphaCat sidecars, the AlphaCat ILS funds and AlphaCat direct.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

14. Accumulated other comprehensive loss
The changes in accumulated other comprehensive loss, by component for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30, 2017
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of period	$(21,677)	$(82)	$(694)	$(22,453)
Other comprehensive income (loss), net of tax	1,489	1,184	(144)	2,529
Balance, net of tax, end of period	$(20,188)	$1,102	$(838)	$(19,924)

	Three Months Ended June 30, 2016
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of period	$(13,862)	$251	$(1,827)	$(15,438)
Other comprehensive (loss) income, net of tax	(3,287)	479	64	(2,744)
Balance, net of tax, end of period	$(17,149)	$730	$(1,763)	$(18,182)

	Six Months Ended June 30, 2017
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of period	$(22,274)	$(150)	$(792)	$(23,216)
Other comprehensive income (loss), net of tax	2,086	1,252	(46)	3,292
Balance, net of tax, end of period	$(20,188)	$1,102	$(838)	$(19,924)

	Six Months Ended June 30, 2016
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of period	$(11,834)	$334	$(1,069)	$(12,569)
Other comprehensive (loss) income, net of tax	(5,315)	396	(694)	(5,613)
Balance, net of tax, end of period	$(17,149)	$730	$(1,763)	$(18,182)

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
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
Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2017 underwriting capacity at Lloyd’s of £600,000, at the June 30, 2017 exchange rate of £1 equals $1.30 and assuming the maximum 3% assessment, the Company would be assessed approximately $23,400.

(c)	Marketing Services Agreement (“MSA”)
On May 1, 2017, the Company entered into a MSA with Archer Daniels Midland (“ADM”). Under this agreement, ADM agrees to provide marketing services via its own distribution channels for an annual fee of $2,000 for a period of seven years, with an option for the Company to extend for an additional three years. For the three and six months ended June 30, 2017, the Company had incurred fees of $333 in relation to the MSA.
(d)    Unfunded investment commitments
As at June 30, 2017 and December 31, 2016, the Company had total unfunded investment commitments related to the following:

	Unfunded investment commitments
	June 30, 2017	December 31, 2016
Fixed maturity investments (a)	$25,238	$28,499
Other investments (b)	119,495	156,134
Investments in investment affiliates (c)	84,046	64,071
AlphaCat ILS Fund	—	10,000
Total unfunded investment commitments	$228,779	$258,704

(a)	The Company has an outstanding commitment to participate in certain secured loan facilities through participation agreements with an established loan originator.

(b)	The Company’s total capital commitments related to other investments as at June 30, 2017 was $313,000 (December 31, 2016: $308,000).

(c)	Refer to Note 4(c), “Investments in Investment Affiliates.”

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

16. Related party transactions
The transactions listed below are classified as related party transactions as principals and/or directors of each counterparty are members of the Company’s board of directors.

(a)	Aquiline Capital Partners LLC (“Aquiline Capital”)
Group Ark Insurance
Subsequent to July 2016, Aquiline Capital ceased to be shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Christopher E. Watson, a director of the Company and senior principal of Aquiline Capital, continues to serve as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three and six months ended June 30, 2016 of $65 and $1,971, respectively. The Company also recognized reinsurance premiums ceded during the three and six months ended June 30, 2016 of $(17) and $nil, respectively. Earned premium adjustments were recorded during the three and six months ended June 30, 2016 of $473 and $999, respectively. As at December 31, 2016 the Company had recorded premiums receivable and loss reserves recoverable of $292 and $798, respectively.
Wellington
Pursuant to reinsurance agreements with a subsidiary of Wellington Insurance Company (“Wellington”), during the three and six months ended June 30, 2017 the Company recognized gross premiums written of $1,144 and $4,118 (2016: $nil and $nil), respectively, and earned premium adjustments of $1,676 and $2,537 (2016: $nil and $nil), respectively. As at June 30, 2017 and December 31, 2016 the Company had recorded premiums receivable of $3,531 and $666, respectively. Aquiline Capital are shareholders of Wellington and Christopher E. Watson, a director of the Company and senior principal of Aquiline Capital, serves as a director of Wellington.
Aquiline II, Aquiline III and Aquiline Tech
The Company had, as of June 30, 2017 and December 31, 2016, investments in Aquiline II, III and Tech with a total value of $103,377 and $100,431 and outstanding unfunded commitments of $84,046 and $64,071, respectively. For the three and six months ended June 30, 2017, the Company incurred $130 and $486 (2016: $440 and $440), respectively, in partnership fees associated with these investments. Additional information related to Aquiline II, III and Tech is disclosed in Note 4(c), “Investments in Investment Affiliates.”

(b)	Other
Certain shareholders of the Company and their affiliates, as well as employers of entities associated with directors or officers have purchased insurance and/or reinsurance from the Company in the ordinary course of business. The Company believes these transactions were settled for arm’s length consideration.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

17. Earnings per common share
The following table sets forth the computation of basic earnings per common share and earnings per diluted common share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings per common share
Net income available to Validus common shareholders	$101,095	$94,963	$195,656	$261,773
Weighted average number of common shares outstanding	79,270,561	81,950,833	79,202,116	82,386,047
Basic earnings per share available to Validus common shareholders	$1.28	$1.16	$2.47	$3.18

Earnings per diluted common share
Net income available to Validus common shareholders	$101,095	$94,963	$195,656	$261,773

Weighted average number of common shares outstanding	79,270,561	81,950,833	79,202,116	82,386,047
Share equivalents:
Stock options	14,739	33,796	15,059	34,837
Unvested restricted shares	1,587,151	1,388,374	1,644,823	1,364,775
Weighted average number of diluted common shares outstanding	80,872,451	83,373,003	80,861,998	83,785,659
Earnings per diluted share available to Validus common shareholders	$1.25	$1.14	$2.42	$3.12
Share equivalents that would result in the issuance of common shares of 412,603 (2016: 507,262) and 207,054 (2016: 253,631) were outstanding for the three and six months ended June 30, 2017, respectively, but were not included in the computation of earnings per diluted common share because the effect would be antidilutive.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

18. Segment information
The Company conducts its operations worldwide through four operating segments, which have been determined under ASC Topic 280 “Segment Reporting” to be Validus Re, Talbot, Western World and AlphaCat. For segmental reporting purposes, the results of CRS have been included in the results of the Western World segment as of May 1, 2017, the date of acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed and have capital allocated separately because each segment undertakes different strategies.
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
Western World Segment
The Western World segment is focused on providing commercial insurance products on a surplus lines and specialty admitted basis. Western World specializes in underwriting classes of business that are not easily placed in the standard insurance market due to their complexity, high hazard, or unusual nature; including general liability, property and professional liability, homeowners, commercial package and agriculture classes of business.
AlphaCat Segment
The AlphaCat segment leverages the Company’s underwriting and analytical expertise and earns management and performance fees from the Company and other third party investors primarily through the AlphaCat ILS funds and sidecars.
Corporate and Investments
The Company has a corporate and investments function (“Corporate and Investments”), which includes the activities of the parent company, and which carries out certain functions for the group, including investment management. Corporate and Investments includes investment income on a managed basis and other non-segment expenses, predominantly general and administrative, stock compensation, finance and transaction expenses. Transaction expenses are primarily comprised of legal, financial advisory and audit related services incurred in connection with the acquisition of CRS. Corporate and Investments also includes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For reporting purposes, Corporate and Investments is reflected separately; however, it is not considered an operating segment under these circumstances. Other reconciling items include, but are not limited to, the elimination of certain inter segment revenues and expenses and other items that are not allocated to the operating segments.
A reconciliation of segmental income to net income available to Validus is included in the tables below.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and “Corporate and Investments”:

	Three Months Ended June 30,		Six Months Ended June 30,
Validus Re Segment Information	2017	2016	2017	2016
Underwriting revenues
Gross premiums written	$296,997	$285,810	$917,519	$977,478
Reinsurance premiums ceded	(11,387)	(3,196)	(120,200)	(95,691)
Net premiums written	285,610	282,614	797,319	881,787
Change in unearned premiums	(45,003)	(35,492)	(338,300)	(390,834)
Net premiums earned	240,607	247,122	459,019	490,953
Other insurance related income (loss)	58	150	136	(165)
Total underwriting revenues	240,665	247,272	459,155	490,788
Underwriting deductions
Losses and loss expenses	104,685	132,139	190,839	215,007
Policy acquisition costs	47,158	42,564	88,414	84,823
General and administrative expenses	19,274	17,872	36,106	35,051
Share compensation expenses	2,663	2,775	5,140	5,676
Total underwriting deductions	173,780	195,350	320,499	340,557
Underwriting income	$66,885	$51,922	$138,656	$150,231

Selected ratios
Ratio of net to gross premiums written	96.2%	98.9%	86.9%	90.2%

Losses and loss expense ratio	43.5%	53.5%	41.6%	43.8%

Policy acquisition cost ratio	19.6%	17.2%	19.3%	17.3%
General and administrative expense ratio (a)	9.1%	8.4%	8.9%	8.3%
Expense ratio	28.7%	25.6%	28.2%	25.6%
Combined ratio	72.2%	79.1%	69.8%	69.4%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
Talbot Segment Information	2017	2016	2017	2016
Underwriting revenues
Gross premiums written	$262,477	$296,067	$509,652	$562,384
Reinsurance premiums ceded	(24,977)	(27,161)	(117,801)	(114,619)
Net premiums written	237,500	268,906	391,851	447,765
Change in unearned premiums	(45,626)	(67,357)	(4,912)	(39,424)
Net premiums earned	191,874	201,549	386,939	408,341
Other insurance related income	65	279	820	290
Total underwriting revenues	191,939	201,828	387,759	408,631
Underwriting deductions
Losses and loss expenses	93,389	109,310	199,801	209,411
Policy acquisition costs	44,305	43,613	87,581	87,956
General and administrative expenses	35,582	39,061	74,025	77,596
Share compensation expenses	3,155	3,270	5,982	6,792
Total underwriting deductions	176,431	195,254	367,389	381,755
Underwriting income	$15,508	$6,574	$20,370	$26,876

Selected ratios
Ratio of net to gross premiums written	90.5%	90.8%	76.9%	79.6%

Losses and loss expense ratio	48.7%	54.2%	51.6%	51.3%

Policy acquisition cost ratio	23.1%	21.6%	22.6%	21.5%
General and administrative expense ratio (a)	20.2%	21.1%	20.7%	20.7%
Expense ratio	43.3%	42.7%	43.3%	42.2%
Combined ratio	92.0%	96.9%	94.9%	93.5%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
Western World Segment Information	2017	2016	2017	2016
Underwriting revenues
Gross premiums written	$131,068	$86,971	$303,111	$150,930
Reinsurance premiums ceded	(23,180)	(5,006)	(28,798)	(9,145)
Net premiums written	107,888	81,965	274,313	141,785
Change in unearned premiums	22,806	(16,309)	(46,347)	(14,630)
Net premiums earned	130,694	65,656	227,966	127,155
Other insurance related income	663	189	904	477
Total underwriting revenues	131,357	65,845	228,870	127,632
Underwriting deductions
Losses and loss expenses	97,008	44,229	171,933	83,875
Policy acquisition costs	19,230	15,410	39,466	29,610
General and administrative expenses	18,316	11,458	29,070	23,533
Share compensation expenses	609	542	1,301	1,123
Total underwriting deductions	135,163	71,639	241,770	138,141
Underwriting loss	$(3,806)	$(5,794)	$(12,900)	$(10,509)

Selected ratios
Ratio of net to gross premiums written	82.3%	94.2%	90.5%	93.9%

Losses and loss expense ratio	74.2%	67.4%	75.4%	66.0%

Policy acquisition cost ratio	14.7%	23.5%	17.3%	23.3%
General and administrative expense ratio (a)	14.5%	18.2%	13.4%	19.3%
Expense ratio	29.2%	41.7%	30.7%	42.6%
Combined ratio	103.4%	109.1%	106.1%	108.6%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
AlphaCat Segment Information	2017	2016	2017	2016
Fee revenues
Third party	$5,549	$3,091	$10,193	$7,818
Related party	644	328	1,275	1,219
Total fee revenues	6,193	3,419	11,468	9,037

Expenses
General and administrative expenses	3,549	2,751	7,393	4,233
Share compensation expenses	83	133	165	274
Finance expenses	44	75	75	883
Tax expense	135	—	134	—
Foreign exchange losses	1	4	—	12
Total expenses	3,812	2,963	7,767	5,402
Income before investments from AlphaCat Funds and Sidecars	2,381	456	3,701	3,635

Investment income (loss) from AlphaCat Funds and Sidecars (a)
AlphaCat Sidecars	(21)	541	(133)	665
AlphaCat ILS Funds - Lower Risk (b)	1,301	2,075	3,490	4,582
AlphaCat ILS Funds - Higher Risk (b)	2,600	692	4,967	3,128
BetaCat ILS Funds	263	1,113	631	1,676
PaCRe	—	—	—	(23)
Validus’ share of investment income from AlphaCat Funds and Sidecars	4,143	4,421	8,955	10,028
Validus’ share of AlphaCat segment income	$6,524	$4,877	$12,656	$13,663

Supplemental information
Gross premiums written
AlphaCat Sidecars	$—	$(14)	$66	$(66)
AlphaCat ILS Funds - Lower Risk (b)	53,632	50,234	106,540	110,192
AlphaCat ILS Funds - Higher Risk (b)	43,672	42,010	137,208	138,330
AlphaCat Direct (c)	8,378	6,675	26,794	17,797
Total gross premiums written	$105,682	$98,905	$270,608	$266,253

(a)	The investment income from the AlphaCat funds and sidecars is based on equity accounting.

(b)
Lower risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of less than 7%, whereas higher risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of greater than 7%. Expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit.

(c)	AlphaCat Direct includes direct investments from third party investors in AlphaCat Re.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
Corporate and Investments	2017	2016	2017	2016
Investment income
Managed net investment income (a)	$38,063	$36,849	$74,255	$64,772

Corporate expenses
General and administrative expenses	18,847	17,872	36,024	34,055
Share compensation expenses	4,636	4,007	8,049	8,099
Finance expenses (b)	14,149	13,979	28,013	28,320
Dividends on preferred shares	2,203	—	4,406	—
Tax (benefit) expense	(1,122)	1,706	(4,670)	(412)
Total Corporate expenses	38,713	37,564	71,822	70,062

Other items
Net realized gains (losses) on managed investments (b)	2,269	2,520	(623)	1,434
Change in net unrealized gains on managed investments (b)	15,942	30,052	30,291	77,130
Income (loss) from investment affiliate	9,466	(589)	14,654	(4,702)
Foreign exchange (losses) gains (b)	(7,323)	6,621	(6,220)	12,695
Other income	174	79	268	756
Transaction expenses	(4,427)	—	(4,427)	—
Total other items	16,101	38,683	33,943	87,313
Total Corporate and Investments	$15,451	$37,968	$36,376	$82,023

(a)
Managed net investment income excludes the components which are included in the Company’s share of AlphaCat, net realized and change in unrealized gains on managed investments and income (loss) from investment affiliates.

(b)	These items exclude the components which are included in Validus’ share of AlphaCat and amounts which are consolidated from VIEs.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables reconcile the results of our operating segments along with our corporate and investments function to the Consolidated results of the Company for the periods indicated:

	Three Months Ended June 30, 2017
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment and Consolidated VIEs	Corporate and Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$296,997	$262,477	$131,068	$105,682	$—	$(3,322)	$792,902
Reinsurance premiums ceded	(11,387)	(24,977)	(23,180)	—	—	3,322	(56,222)
Net premiums written	285,610	237,500	107,888	105,682	—	—	736,680
Change in unearned premiums	(45,003)	(45,626)	22,806	(37,830)	—	—	(105,653)
Net premiums earned	240,607	191,874	130,694	67,852	—	—	631,027
Other insurance related income	58	65	663	5,874	—	(5,495)	1,165
Total underwriting revenues	240,665	191,939	131,357	73,726	—	(5,495)	632,192
Underwriting deductions
Losses and loss expenses	104,685	93,389	97,008	1,067	—	—	296,149
Policy acquisition costs	47,158	44,305	19,230	7,165	—	(590)	117,268
General and administrative expenses	19,274	35,582	18,316	9,768	18,847	(5,438)	96,349
Share compensation expenses	2,663	3,155	609	83	4,636	—	11,146
Total underwriting deductions	173,780	176,431	135,163	18,083	23,483	(6,028)	520,912
Underwriting income (loss)	$66,885	$15,508	$(3,806)	$55,643	$(23,483)	$533	$111,280
Other items (a)	—	—	—	183	7,501	—	7,684
Dividends on preferred shares	—	—	—	—	(2,203)	—	(2,203)
Net investment income	—	—	—	6,178	38,063	—	44,241
Transaction expenses	—	—	—	—	(4,427)	—	(4,427)
(Income) attributable to AlphaCat investors	—	—	—	(11,830)	—	—	(11,830)
Net (income) attributable to noncontrolling interest	—	—	—	(43,650)	—	—	(43,650)
Segmental income (loss)	$66,885	$15,508	$(3,806)	$6,524	$15,451	$533
Net income available to Validus common shareholders							$101,095

(a)
Other items includes finance expenses, tax benefit (expense), foreign exchange gains (losses), net realized and change in net unrealized gains (losses) on investments, income from investment and operating affiliates and other income (loss).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30, 2016
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment and Consolidated VIEs	Corporate and Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$285,810	$296,067	$86,971	$98,905	$—	$(3,711)	$764,042
Reinsurance premiums ceded	(3,196)	(27,161)	(5,006)	(4,577)	—	3,711	(36,229)
Net premiums written	282,614	268,906	81,965	94,328	—	—	727,813
Change in unearned premiums	(35,492)	(67,357)	(16,309)	(34,932)	—	—	(154,090)
Net premiums earned	247,122	201,549	65,656	59,396	—	—	573,723
Other insurance related income	150	279	189	3,401	—	(3,274)	745
Total underwriting revenues	247,272	201,828	65,845	62,797	—	(3,274)	574,468
Underwriting deductions
Losses and loss expenses	132,139	109,310	44,229	21,452	—	—	307,130
Policy acquisition costs	42,564	43,613	15,410	6,530	—	(151)	107,966
General and administrative expenses	17,872	39,061	11,458	6,561	17,872	(3,136)	89,688
Share compensation expenses	2,775	3,270	542	133	4,007	—	10,727
Total underwriting deductions	195,350	195,254	71,639	34,676	21,879	(3,287)	515,511
Underwriting income (loss)	$51,922	$6,574	$(5,794)	$28,121	$(21,879)	$13	$58,957
Other items (a)	—	—	—	1,058	22,998	—	24,056
Dividends on preferred shares	—	—	—	—	—	—	—
Net investment income	—	—	—	3,005	36,849	(597)	39,257
(Income) attributable to AlphaCat investors	—	—	—	(6,114)	—	—	(6,114)
Net (income) attributable to noncontrolling interest	—	—	—	(21,193)	—	—	(21,193)
Segmental income (loss)	$51,922	$6,574	$(5,794)	$4,877	$37,968	$(584)
Net income available to Validus common shareholders							$94,963

(a)
Other items includes finance expenses, tax expenses, foreign exchange gains (losses), net realized and change in net unrealized gains (losses) on investments, income from investment and operating affiliates and other income (loss).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2017
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment and Consolidated VIEs	Corporate and Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$917,519	$509,652	$303,111	$270,608	$—	$(17,131)	$1,983,759
Reinsurance premiums ceded	(120,200)	(117,801)	(28,798)	(6,660)	—	17,131	(256,328)
Net premiums written	797,319	391,851	274,313	263,948	—	—	1,727,431
Change in unearned premiums	(338,300)	(4,912)	(46,347)	(131,469)	—	—	(521,028)
Net premiums earned	459,019	386,939	227,966	132,479	—	—	1,206,403
Other insurance related income	136	820	904	11,035	—	(10,494)	2,401
Total underwriting revenues	459,155	387,759	228,870	143,514	—	(10,494)	1,208,804
Underwriting deductions
Losses and loss expenses	190,839	199,801	171,933	3,161	—	—	565,734
Policy acquisition costs	88,414	87,581	39,466	14,066	—	(631)	228,896
General and administrative expenses	36,106	74,025	29,070	19,409	36,024	(10,361)	184,273
Share compensation expenses	5,140	5,982	1,301	165	8,049	—	20,637
Total underwriting deductions	320,499	367,389	241,770	36,801	44,073	(10,992)	999,540
Underwriting income (loss)	$138,656	$20,370	$(12,900)	$106,713	$(44,073)	$498	$209,264
Other items (a)	—	—	—	1,298	15,027	—	16,325
Dividends on preferred shares	—	—	—	—	(4,406)	—	(4,406)
Net investment income	—	—	—	10,200	74,255	—	84,455
Transaction expenses	—	—	—	—	(4,427)	—	(4,427)
(Income) attributable to AlphaCat investors	—	—	—	(19,333)	—	—	(19,333)
Net (income) attributable to noncontrolling interest	—	—	—	(86,222)	—	—	(86,222)
Segmental income (loss)	$138,656	$20,370	$(12,900)	$12,656	$36,376	$498
Net income available to Validus common shareholders							$195,656

(a)
Other items includes finance expenses, tax expenses, foreign exchange gains (losses), net realized and change in net unrealized gains (losses) on investments, income from investment and operating affiliates and other income (loss).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2016
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment and Consolidated VIEs	Corporate and Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$977,478	$562,384	$150,930	$266,253	$—	$(20,212)	$1,936,833
Reinsurance premiums ceded	(95,691)	(114,619)	(9,145)	(4,821)	—	20,212	(204,064)
Net premiums written	881,787	447,765	141,785	261,432	—	—	1,732,769
Change in unearned premiums	(390,834)	(39,424)	(14,630)	(142,890)	—	—	(587,778)
Net premiums earned	490,953	408,341	127,155	118,542	—	—	1,144,991
Other insurance related (loss) income	(165)	290	477	9,066	—	(8,187)	1,481
Total underwriting revenues	490,788	408,631	127,632	127,608	—	(8,187)	1,146,472
Underwriting deductions
Losses and loss expenses	215,007	209,411	83,875	23,284	—	—	531,577
Policy acquisition costs	84,823	87,956	29,610	12,687	—	83	215,159
General and administrative expenses	35,051	77,596	23,533	14,017	34,055	(8,356)	175,896
Share compensation expenses	5,676	6,792	1,123	274	8,099	—	21,964
Total underwriting deductions	340,557	381,755	138,141	50,262	42,154	(8,273)	944,596
Underwriting income (loss)	$150,231	$26,876	$(10,509)	$77,346	$(42,154)	$86	$201,876
Other items (a)	—	—	—	1,212	59,405	—	60,617
Dividends on preferred shares	—	—	—	—	—	—	—
Net investment income	—	—	—	4,543	64,772	(597)	68,718
(Income) attributable to AlphaCat investors	—	—	—	(10,714)	—	—	(10,714)
Net (income) attributable to noncontrolling interest	—	—	—	(58,724)	—	—	(58,724)
Segmental income (loss)	$150,231	$26,876	$(10,509)	$13,663	$82,023	$(511)
Net income available to Validus common shareholders							$261,773

(a)
Other items includes finance expenses, tax expenses, foreign exchange gains (losses), net realized and change in net unrealized gains (losses) on investments, income from investment and operating affiliates and other income (loss).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written by operating segment allocated to the territory of coverage exposure for the periods indicated:

	Gross Premiums Written
	Three Months Ended June 30, 2017
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$100,312	$34,470	$131,068	$70,048	$(3,443)	$332,455	41.9%

Worldwide excluding United States (a)	4,537	32,627	—	870	114	38,148	4.7%
Australia and New Zealand	3,264	1,848	—	2,003	40	7,155	0.9%
Europe	748	5,857	—	(15)	275	6,865	0.9%
Latin America and Caribbean	11,874	24,800	—	46	(1,411)	35,309	4.5%
Japan	39,305	3,381	—	2,662	(6)	45,342	5.7%
Canada	3,155	1,111	—	130	(4)	4,392	0.6%
Rest of the world (b)	4,877	23,168	—	—	105	28,150	3.6%
Sub-total, non United States	67,760	92,792	—	5,696	(887)	165,361	20.9%
Worldwide including United States (a)	53,524	30,735	—	29,937	1,006	115,202	14.5%
Other locations non-specific (c)	75,401	104,480	—	1	2	179,884	22.7%
Total	$296,997	$262,477	$131,068	$105,682	$(3,322)	$792,902	100.0%

	Gross Premiums Written
	Three Months Ended June 30, 2016
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$129,087	$39,135	$86,971	$37,338	$(417)	$292,114	38.2%

Worldwide excluding United States (a)	16,975	30,028	—	6,496	(136)	53,363	7.0%
Australia and New Zealand	1,926	2,063	—	867	21	4,877	0.6%
Europe	3,267	6,855	—	(145)	216	10,193	1.3%
Latin America and Caribbean	5,992	27,597	—	—	(2,511)	31,078	4.1%
Japan	39,053	3,965	—	1,721	(7)	44,732	5.9%
Canada	1,821	2,470	—	223	(36)	4,478	0.6%
Rest of the world (b)	3,259	29,806	—	—	(457)	32,608	4.3%
Sub-total, non United States	72,293	102,784	—	9,162	(2,910)	181,329	23.8%
Worldwide including United States (a)	35,561	34,198	—	52,394	(380)	121,773	15.9%
Other locations non-specific (c)	48,869	119,950	—	11	(4)	168,826	22.1%
Total	$285,810	$296,067	$86,971	$98,905	$(3,711)	$764,042	100.0%

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Gross Premiums Written
	Six Months Ended June 30, 2017
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$314,180	$63,555	$303,111	$98,251	$(4,323)	$774,774	39.1%

Worldwide excluding United States (a)	38,605	66,958	—	7,905	(539)	112,929	5.7%
Australia and New Zealand	4,195	5,030	—	2,003	(110)	11,118	0.6%
Europe	30,364	17,572	—	451	(430)	47,957	2.3%
Latin America and Caribbean	21,216	48,977	—	46	(4,283)	65,956	3.3%
Japan	40,466	5,206	—	3,855	(36)	49,491	2.5%
Canada	4,870	2,248	—	130	(49)	7,199	0.4%
Rest of the world (b)	18,782	46,440	—	—	(1,577)	63,645	3.2%
Sub-total, non United States	158,498	192,431	—	14,390	(7,024)	358,295	18.0%
Worldwide including United States (a)	155,945	58,092	—	153,246	(5,784)	361,499	18.2%
Other locations non-specific (c)	288,896	195,574	—	4,721	—	489,191	24.7%
Total	$917,519	$509,652	$303,111	$270,608	$(17,131)	$1,983,759	100.0%

	Gross Premiums Written
	Six Months Ended June 30, 2016
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$424,481	$65,245	$150,930	$62,729	$(1,555)	$701,830	36.2%

Worldwide excluding United States (a)	47,239	65,532	—	22,507	(611)	134,667	7.0%
Australia and New Zealand	6,849	4,375	—	4,949	(113)	16,060	0.8%
Europe	25,734	20,716	—	3,306	(708)	49,048	2.5%
Latin America and Caribbean	19,574	51,404	—	—	(5,537)	65,441	3.4%
Japan	39,925	4,582	—	3,221	(31)	47,697	2.5%
Canada	3,497	3,562	—	223	(87)	7,195	0.4%
Rest of the world (b)	19,947	57,290	—	—	(2,342)	74,895	3.9%
Sub-total, non United States	162,765	207,461	—	34,206	(9,429)	395,003	20.5%
Worldwide including United States (a)	147,338	62,652	—	167,767	(9,214)	368,543	19.0%
Other locations non-specific (c)	242,894	227,026	—	1,551	(14)	471,457	24.3%
Total	$977,478	$562,384	$150,930	$266,253	$(20,212)	$1,936,833	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)
The Other locations non-specific category refers to business for which an analysis of exposure by geographic zone is not applicable since these exposures can span multiple geographic areas and, in some instances, are not fixed locations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s unaudited consolidated results of operations for the three and six months ended June 30, 2017 and 2016 and the Company’s consolidated financial condition, liquidity and capital resources as at June 30, 2017 and December 31, 2016. This discussion and analysis should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and notes thereto included in this filing and the Company’s audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2016, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk, as well as management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

Executive Overview
The Company conducts its operations worldwide through four operating segments which have been determined under U.S. GAAP segment reporting to be Validus Re, Talbot, Western World, and AlphaCat. On May 1, 2017, the Company acquired all of the outstanding capital stock of CRS and its related agriculture book of business. For segmental reporting purposes, the results of CRS have been included in the results of the Western World segment as of May 1, 2017, the date of acquisition.
In addition, the Company has a corporate and investment function (“Corporate and Investments”), which includes the activities of the parent company, and which carries out certain functions for the group, including investment management. Corporate and Investments includes investment income on a managed basis and other non-segment expenses, predominantly general and administrative, stock compensation, finance and transaction expenses. Corporate and Investments also includes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For reporting purposes, Corporate and Investments is reflected separately; however, it is not considered an operating segment. The Company’s corporate expenses, capital servicing and debt costs and investment results are presented separately within the corporate and investments discussion.
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
During the Validus Re and AlphaCat mid year 2017 renewal period, the U.S. property market saw a continuation of the rate trend observed at the January 1 renewals where rate declines were in the low single-digits, with terms and conditions generally unchanged. However, the rate environment in the international property market proved to be more challenging with average rate reductions ranging between 4% and 5%.
Business written by the Talbot and Western World segments is distributed more evenly throughout the year. Through June 30, 2017, the Talbot segment experienced a whole account rate decrease of approximately 4.3% driven primarily by decreases in the downstream and upstream energy classes. The Western World segment experienced a modest whole account rate increase of approximately 0.1% through June 30, 2017.

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
The following table presents reconciliations of book value per common share to book value per diluted common share plus accumulated dividends and other non-GAAP book value financial indicators:

	June 30, 2017
	Equity Amount	Common Shares	Per Share Amount (a)
Book value per common share (b)	$3,811,431	79,518,581	$47.93
Non-GAAP Adjustments:
Assumed exercise of outstanding stock options (c)(d)	614	26,136
Unvested restricted shares	—	2,530,559
Book value per diluted common share (e)	3,812,045	82,075,276	$46.45
Goodwill	(227,701)	—
Intangible assets	(175,518)	—
Tangible book value per diluted common share (e)	$3,408,826	82,075,276	$41.53

Book value per diluted common share (e)			$46.45
Accumulated dividends			12.32
Book value per diluted common share plus accumulated dividends (e)			$58.77

	December 31, 2016
	Equity Amount	Common Shares	Per Share Amount (a)
Book value per common share (b)	$3,688,291	79,132,252	$46.61
Non-GAAP Adjustments:
Assumed exercise of outstanding stock options (c)(d)	614	26,136
Unvested restricted shares	—	2,868,610
Book value per diluted common share (e)	3,688,905	82,026,998	$44.97
Goodwill	(196,758)	—
Intangible assets	(115,592)	—
Tangible book value per diluted common share (e)	$3,376,555	82,026,998	$41.16

Book value per diluted common share (e)			$44.97
Accumulated dividends			11.56
Book value per diluted common share plus accumulated dividends (e)			$56.53

(a)	Per share amounts are calculated by dividing the equity amount by the common shares.

(b)	The equity amount used in the calculation of book value per common share represents total shareholders’ equity available to Validus excluding the liquidation value of the preferred shares.

(c)	Using the “as-if-converted” method, assuming all proceeds received upon exercise of stock options will be retained by the Company and the resulting common shares from exercise remain outstanding.

(d)	At June 30, 2017, the weighted average exercise price for those stock options that had an exercise price lower than book value per share was $23.48 (December 31, 2016: $23.48).

(e)	Non-GAAP financial measure.

Book value per common share, a GAAP financial measure, increased by $1.32, or 2.8%, from $46.61 at December 31, 2016 to $47.93 at June 30, 2017.
Book value per diluted common share plus accumulated dividends, a non-GAAP financial measure, is considered by management to be the key financial indicator of performance, as the Company believes growth in book value on a diluted basis, plus the dividends that have accumulated, ultimately translates into the return that a shareholder will receive. Book value per diluted common share plus accumulated dividends increased by $2.24, or 4.0%, from $56.53 at December 31, 2016 to $58.77 at June 30, 2017. Cash dividends per common share are an integral part of the value created for shareholders. During the six months ended June 30, 2017, the Company paid cash dividends of $0.76 (2016: $0.70) per common share.
Book value per diluted common share, a non-GAAP financial measure, is considered by management to be a measure of returns to common shareholders, as the Company believes growth in book value on a diluted basis ultimately translates into growth in stock price. Book value per diluted common share after dividends paid increased by $1.48, or 3.3%, from $44.97 at December 31, 2016 to $46.45 at June 30, 2017. Growth in book value per diluted common share inclusive of dividends paid was 5.0% and 6.6% for the six months ended June 30, 2017 and 2016, respectively.
Tangible book value per diluted common share, a non-GAAP financial measure, is considered by management to be a measure of returns to common shareholders excluding goodwill and other intangible assets, as the Company believes growth in tangible book value on a diluted basis ultimately translates into growth in the tangible value of the Company. Tangible book value per diluted common share increased by $0.37, or 0.9%, from $41.16 at December 31, 2016 to $41.53 at June 30, 2017.
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
Net operating income available to Validus common shareholders is calculated by the addition or subtraction of certain Consolidated Statement of Income and Comprehensive Income line items from net income available to Validus common shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income available to Validus common shareholders	$101,095	$94,963	$195,656	$261,773
Non-GAAP Adjustments:
Net realized gains on investments	(2,274)	(2,724)	(1,110)	(2,140)
Change in net unrealized gains on investments	(16,321)	(31,428)	(29,669)	(78,872)
(Income) loss from investment affiliates	(9,466)	589	(14,654)	4,702
Foreign exchange losses (gains)	7,329	(6,286)	5,760	(12,531)
Other income	(174)	(79)	(268)	(756)
Transaction expenses	4,427	—	4,427	—
Net income (loss) attributable to noncontrolling interests	2,102	(135)	2,830	102
Tax expense (a)	1,748	2,980	2,328	7,107
Net operating income available to Validus common shareholders (b)	$88,466	$57,880	$165,300	$179,385

Average shareholders’ equity available to Validus common shareholders (c)	$3,786,654	$3,720,341	$3,753,866	$3,693,219

Annualized return on average equity	10.7%	10.2%	10.4%	14.2%
Annualized net operating return on average equity (b)	9.3%	6.2%	8.8%	9.7%

(a)
Represents the tax expense or benefit associated with the specific country to which the pre-tax adjustment relates to. The tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize tax losses carried forward.

(b)	Non-GAAP financial measure.

(c)	Average shareholders’ equity for the three months ended is the average of the beginning and ending quarter end shareholders’ equity balances, excluding the liquidation value of the preferred shares.
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

Second Quarter 2017 Results of Operations - Consolidated
The following table presents the results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Revenues
Gross premiums written	$792,902	$764,042
Reinsurance premiums ceded	(56,222)	(36,229)
Net premiums written	736,680	727,813
Change in unearned premiums	(105,653)	(154,090)
Net premiums earned	631,027	573,723
Net investment income	44,241	39,257
Net realized gains on investments	2,274	2,724
Change in net unrealized gains on investments	16,321	31,428
Income (loss) from investment affiliates	9,466	(589)
Other insurance related income and other income	1,339	824
Foreign exchange (losses) gains	(7,329)	6,286
Total revenues	697,339	653,653
Expenses
Losses and loss expenses	296,149	307,130
Policy acquisition costs	117,268	107,966
General and administrative expenses	96,349	89,688
Share compensation expenses	11,146	10,727
Finance expenses	14,209	14,166
Transaction expenses	4,427	—
Total expenses	539,548	529,677
Income before taxes and (income) attributable to AlphaCat investors	157,791	123,976
Tax benefit (expense)	987	(1,706)
(Income) attributable to AlphaCat investors	(11,830)	(6,114)
Net income	$146,948	$116,156
Net (income) attributable to noncontrolling interests	(43,650)	(21,193)
Net income available to Validus	103,298	94,963
Dividends on preferred shares	(2,203)	—
Net income available to Validus common shareholders	$101,095	$94,963

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$331,871	$284,704
Current period—notable loss events	—	36,915
Current period—non-notable loss events	7,568	48,292
Change in prior accident years	(43,290)	(62,781)
Total losses and loss expenses	$296,149	$307,130
Selected ratios:
Ratio of net to gross premiums written	92.9%	95.3%
Losses and loss expense ratio:
Current period excluding items below	52.6%	49.6%
Current period—notable loss events	—%	6.4%
Current period—non-notable loss events	1.2%	8.4%
Change in prior accident years	(6.9)%	(10.9)%
Losses and loss expense ratio	46.9%	53.5%
Policy acquisition cost ratio	18.6%	18.8%
General and administrative expense ratio (a)	17.0%	17.6%
Expense ratio	35.6%	36.4%
Combined ratio	82.5%	89.9%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the second quarter 2017 as compared to 2016 were as follows:

•
Gross premiums written for the three months ended June 30, 2017 were $792.9 million compared to $764.0 million for the three months ended June 30, 2016, an increase of $28.9 million, or 3.8%. The increase was primarily driven by an increase in the Western World, Validus Re and AlphaCat segments and was partially offset by a decrease in the Talbot segment.

•
Reinsurance premiums ceded for the three months ended June 30, 2017 were $56.2 million compared to $36.2 million for the three months ended June 30, 2016, an increase of $20.0 million, or 55.2%. The increase was primarily driven by an increase in the Western World and Validus Re segments.

•
Losses and loss expenses for the three months ended June 30, 2017 were $296.1 million compared to $307.1 million for the three months ended June 30, 2016, a decrease of $11.0 million or 3.6%. The decrease was primarily driven by a decrease in notable and non-notable losses and was partially offset by lower favorable development on prior accident years.

Notable and Non-notable Loss Events

◦
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

Notable Loss Events

◦	There were no notable loss events occurring during the three months ended June 30, 2017.

◦	Losses and loss expenses from a single notable loss event occurring during the three months ended June 30, 2016 were as follows:

Three Months Ended June 30, 2016
Notable Loss Event
(Dollars in thousands)	Canadian Wildfires
Net losses and loss expenses	$36,915
Less: Net losses and loss expenses attributable to AlphaCat third party investors and noncontrolling interests	(6,422)
Validus’ share of net losses and loss expenses	30,493
Less: Reinstatement premiums, net	(3,632)
Net loss attributable to Validus	$26,861
Losses and loss expenses from the Canadian Wildfires notable loss event were $36.9 million, or 6.4 percentage points of the loss ratio. Net of losses of $6.4 million attributable to AlphaCat third party investors and noncontrolling interests and reinstatement premiums of $3.6 million, the net loss attributable to the Company was $26.9 million.
Non-notable Loss Events

◦
There were no non-notable loss events occurring during the three months ended June 30, 2017. During the three months ended June 30, 2017, the Company increased its loss estimate on a first quarter 2017 energy non-notable loss event by $7.6 million, or 1.2 percentage points of the loss ratio.

◦	Losses and loss expenses from three non-notable loss events occurring during the three months ended June 30, 2016 were as follows:

	Three Months Ended June 30, 2016
	Non-notable Loss Events			Total
(Dollars in thousands)	Texas Hailstorms	Kumamoto Earthquake	Jubilee Oil
Net losses and loss expenses	$17,760	$15,318	$15,214	$48,292
Less: Net losses and loss expenses attributable to AlphaCat third party investors and noncontrolling interests	(5,535)	—	—	(5,535)
Validus’ share of net losses and loss expenses	12,225	15,318	15,214	42,757
Less: Reinstatement premiums, net	(1,967)	—	(7,667)	(9,634)
Net loss attributable to Validus	$10,258	$15,318	$7,547	$33,123

Losses and loss expenses from the three non-notable loss events were $48.3 million, or 8.4 percentage points of the loss ratio. Net of losses attributable to AlphaCat third party investors and noncontrolling interests of $5.5 million and reinstatement premiums of $9.6 million, the net loss attributable to the Company from these non-notable loss events was $33.1 million.
Change in prior accident years

◦	Loss reserve development for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2017	2016
Favorable development on event losses	$(5,069)	$(6,433)
Favorable development on attritional losses	(38,221)	(56,348)
Change in prior accident years	$(43,290)	$(62,781)
The favorable development for the three months ended June 30, 2017 and 2016 was primarily driven by favorable development on attritional losses.
Loss Ratios

◦	The loss ratio for the three months ended June 30, 2017 and June 30, 2016 was 46.9% and 53.5%, respectively, a decrease of 6.6 percentage points.

◦	Loss ratios by line of business for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	2017	2016
Property	35.2%	53.1%
Marine	14.1%	35.1%
Specialty	63.7%	61.0%
Liability	70.2%	66.1%
All lines	46.9%	53.5%

•	Policy acquisition cost ratio for the three months ended June 30, 2017 was 18.6% compared to 18.8% for the three months ended June 30, 2016, a decrease of 0.2 percentage points.

•
General and administrative (“G&A”) expenses for the three months ended June 30, 2017 were $96.3 million compared to $89.7 million for the three months ended June 30, 2016, an increase of $6.7 million or 7.4%. The increase was primarily driven by an increase in G&A expenses in the Western World segment, which included $6.8 million of CRS expenses, of which $1.2 million related to the amortization of intangible assets acquired.

•	Combined ratio for the three months ended June 30, 2017 and 2016 was 82.5% and 89.9%, respectively, a decrease of 7.4 percentage points.

Second Quarter 2017 Results of Operations - Validus Re Segment
The following table presents underwriting income by line of business for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017				2016
(Dollars in thousands)	Property	Marine	Specialty	Total	Property	Marine	Specialty	Total
Underwriting revenues
Gross premiums written	$174,759	$14,557	$107,681	$296,997	$216,034	$7,806	$61,970	$285,810
Reinsurance premiums ceded	(4,227)	(38)	(7,122)	(11,387)	(8,892)	868	4,828	(3,196)
Net premiums written	170,532	14,519	100,559	285,610	207,142	8,674	66,798	282,614
Change in unearned premiums	(75,148)	15,275	14,870	(45,003)	(101,914)	22,423	43,999	(35,492)
Net premiums earned	95,384	29,794	115,429	240,607	105,228	31,097	110,797	247,122
Other insurance related income				58				150
Total underwriting revenues				240,665				247,272
Underwriting deductions
Losses and loss expenses	32,750	(1,732)	73,667	104,685	51,856	6,921	73,362	132,139
Policy acquisition costs	17,359	5,246	24,553	47,158	18,269	5,281	19,014	42,564
Total underwriting deductions before G&A	50,109	3,514	98,220	151,843	70,125	12,202	92,376	174,703
Underwriting income before G&A	$45,275	$26,280	$17,209	$88,822	$35,103	$18,895	$18,421	$72,569
General and administrative expenses				19,274				17,872
Share compensation expenses				2,663				2,775
Total underwriting deductions				173,780				195,350
Underwriting income				$66,885				$51,922

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$28,360	$14,581	$77,275	$120,216	$21,361	$16,269	$75,046	$112,676
Current period—notable loss events	—	—	—	—	17,884	—	—	17,884
Current period—non-notable loss events	5,061	—	2,507	7,568	22,079	670	9,707	32,456
Change in prior accident years	(671)	(16,313)	(6,115)	(23,099)	(9,468)	(10,018)	(11,391)	(30,877)
Total losses and loss expenses	$32,750	$(1,732)	$73,667	$104,685	$51,856	$6,921	$73,362	$132,139
Selected ratios:
Ratio of net to gross premiums written	97.6%	99.7%	93.4%	96.2%	95.9%	111.1%	107.8%	98.9%
Losses and loss expense ratio:
Current period excluding items below	29.7%	49.0%	66.9%	50.0%	20.3%	52.3%	67.7%	45.7%
Current period—notable loss events	—%	—%	—%	—%	17.0%	—%	—%	7.2%
Current period—non-notable loss events	5.3%	—%	2.2%	3.1%	21.0%	2.2%	8.8%	13.1%
Change in prior accident years	(0.7)%	(54.8)%	(5.3)%	(9.6)%	(9.0)%	(32.2)%	(10.3)%	(12.5)%
Losses and loss expense ratio	34.3%	(5.8)%	63.8%	43.5%	49.3%	22.3%	66.2%	53.5%
Policy acquisition cost ratio	18.2%	17.6%	21.3%	19.6%	17.4%	17.0%	17.2%	17.2%
General and administrative expense ratio (a)				9.1%				8.4%
Expense ratio				28.7%				25.6%
Combined ratio				72.2%				79.1%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the second quarter 2017 as compared to 2016 were as follows:

•
Gross premiums written for the three months ended June 30, 2017 were $297.0 million compared to $285.8 million for the three months ended June 30, 2016, an increase of $11.2 million, or 3.9%. The increase in gross premiums written was driven by:

◦	An increase in the specialty lines of $45.7 million, primarily driven by new business in the casualty, composite and financial lines; and

◦	An increase in the marine lines of $6.8 million, primarily due to adjustments to existing business; partially offset by

◦	A decrease in the property lines of $41.3 million, primarily driven by reductions in participation and the non-renewal of various catastrophe programs due to market conditions.

•
Reinsurance premiums ceded for the three months ended June 30, 2017 were $11.4 million compared to $3.2 million for the three months ended June 30, 2016, an increase of $8.2 million. The increase was primarily driven by an increase in the specialty lines of $12.0 million as a result of new non-proportional coverage purchased and adjustments to existing business and was partially offset by a decrease in the property lines of $4.7 million relating to the timing of certain reinsurance purchases.

•	Net premiums earned for the three months ended June 30, 2017 were $240.6 million compared to $247.1 million for the three months ended June 30, 2016, a decrease of $6.5 million, or 2.6%.

•
Losses and loss expenses for the three months ended June 30, 2017 were $104.7 million compared to $132.1 million for the three months ended June 30, 2016, a decrease of $27.5 million or 20.8%. The decrease was primarily driven by a decrease in notable and non-notable losses and was partially offset by lower favorable development on prior accident years.

Notable Loss Events

◦	There were no notable loss events occurring during the three months ended June 30, 2017.

◦	Losses and loss expenses from a single notable loss event occurring during the three months ended June 30, 2016 were as follows:

Three Months Ended June 30, 2016
Notable Loss Event
(Dollars in thousands)	Canadian Wildfires
Validus Re’s share of net losses and loss expenses	$17,884
Less: Reinstatement premiums, net	(3,102)
Net loss attributable to Validus Re	$14,782
Losses and loss expenses from the Canadian Wildfires notable loss event were $17.9 million, or 7.2 percentage points of the loss ratio. Net of reinstatement premiums of $3.1 million, the net loss attributable to Validus Re was $14.8 million.
Non-notable Loss Events

◦
There were no non-notable loss events occurring during the three months ended June 30, 2017. During the three months ended June 30, 2017, the Company increased its loss estimate on a first quarter 2017 energy non-notable loss event by $7.6 million, or 3.1 percentage points of the loss ratio.

◦	Losses and loss expenses from three non-notable loss events occurring during the three months ended June 30, 2016 were as follows:

	Three Months Ended June 30, 2016
	Non-notable Loss Events			Total
(Dollars in thousands)	Texas Hailstorms	Kumamoto Earthquake	Jubilee Oil
Validus Re’s share of net losses and loss expenses	$6,884	$15,195	$10,377	$32,456
Less: Reinstatement premiums, net	(1,836)	—	(6,706)	(8,542)
Net loss attributable to Validus Re	$5,048	$15,195	$3,671	$23,914
Losses and loss expenses from the Texas Hailstorms, Kumamoto Earthquake and Jubilee Oil non-notable loss events were $32.5 million, or 13.1 percentage points of the loss ratio. Net of reinstatement premiums of $8.5 million, the net loss attributable to Validus Re was $23.9 million. The losses and loss expenses from the 2016 non-notable loss events by line of business were as follows:
▪Texas Hailstorms and Kumamoto Earthquake - property lines of $22.1 million; and
▪Jubilee Oil - marine and specialty lines of $0.7 million and $9.7 million, respectively.
Change in prior accident years

◦	Loss reserve development by line of business for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30, 2017
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) adverse development on event losses	$(353)	$(6,115)	$6,235	$(233)
(Favorable) development on attritional losses	(318)	(10,198)	(12,350)	(22,866)
Change in prior accident years	$(671)	$(16,313)	$(6,115)	$(23,099)
The adverse development on event losses in the specialty lines was driven by additional reserves established on the second quarter 2016 non-notable loss event, Jubilee Oil, as a result of an increased industry loss estimate and was fully offset with favorable development in the marine lines relating to losses retroceded on the same event. The net favorable development across all lines was primarily driven by favorable development on attritional losses.

	Three Months Ended June 30, 2016
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) adverse development on event losses	$(287)	$(11)	$2	$(296)
(Favorable) development on attritional losses	(9,181)	(10,007)	(11,393)	(30,581)
Change in prior accident years	$(9,468)	$(10,018)	$(11,391)	$(30,877)
The net favorable development across all lines was primarily driven by favorable development on attritional losses.
Loss Ratio

◦	The loss ratio for the three months ended June 30, 2017 and June 30, 2016 was 43.5% and 53.5%, respectively, a decrease of 10.0 percentage points.

•
Policy acquisition cost ratio for the three months ended June 30, 2017 was 19.6% compared to 17.2% for the three months ended June 30, 2016, an increase of 2.4 percentage points of the policy acquisition cost ratio. The increase was primarily driven by an increase in the specialty lines as a result of a change in business mix, notably an increase in casualty business which carries higher acquisition costs.

•
General and administration expenses for the three months ended June 30, 2017 were $19.3 million compared to $17.9 million for the three months ended June 30, 2016, an increase of $1.4 million, or 7.8%, driven by a higher allocation of costs to the Validus Re segment.

Second Quarter 2017 Results of Operations - Talbot Segment
The following table presents underwriting income by line of business for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017				2016
(Dollars in thousands)	Property	Marine	Specialty	Total	Property	Marine	Specialty	Total
Underwriting revenues
Gross premiums written	$88,525	$74,308	$99,644	$262,477	$111,646	$85,992	$98,429	$296,067
Reinsurance premiums ceded	(14,376)	(5,119)	(5,482)	(24,977)	(19,733)	(4,729)	(2,699)	(27,161)
Net premiums written	74,149	69,189	94,162	237,500	91,913	81,263	95,730	268,906
Change in unearned premiums	(16,408)	(15,570)	(13,648)	(45,626)	(37,054)	(7,341)	(22,962)	(67,357)
Net premiums earned	57,741	53,619	80,514	191,874	54,859	73,922	72,768	201,549
Other insurance related income				65				279
Total underwriting revenues				191,939				201,828
Underwriting deductions
Losses and loss expenses	39,222	13,529	40,638	93,389	40,856	29,922	38,532	109,310
Policy acquisition costs	10,269	14,514	19,522	44,305	9,057	17,582	16,974	43,613
Total underwriting deductions before G&A	49,491	28,043	60,160	137,694	49,913	47,504	55,506	152,923
Underwriting income before G&A	$8,250	$25,576	$20,354	$54,245	$4,946	$26,418	$17,262	$48,905
General and administrative expenses				35,582				39,061
Share compensation expenses				3,155				3,270
Total underwriting deductions				176,431				195,254
Underwriting income				$15,508				$6,574

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$44,116	$30,585	$34,564	$109,265	$34,973	$34,013	$47,838	$116,824
Current period—notable loss events	—	—	—	—	11,703	—	—	11,703
Current period—non-notable loss events	—	—	—	—	4,274	4,837	—	9,111
Change in prior accident years	(4,894)	(17,056)	6,074	(15,876)	(10,094)	(8,928)	(9,306)	(28,328)
Total losses and loss expenses	$39,222	$13,529	$40,638	$93,389	$40,856	$29,922	$38,532	$109,310
Selected ratios:
Ratio of net to gross premiums written	83.8%	93.1%	94.5%	90.5%	82.3%	94.5%	97.3%	90.8%
Losses and loss expense ratio:
Current period excluding items below	76.4%	57.0%	43.0%	57.0%	63.8%	46.1%	65.8%	58.0%
Current period—notable loss events	—%	—%	—%	—%	21.3%	—%	—%	5.8%
Current period—non-notable loss events	—%	—%	—%	—%	7.8%	6.5%	—%	4.5%
Change in prior accident years	(8.5)%	(31.8)%	7.5%	(8.3)%	(18.4)%	(12.1)%	(12.8)%	(14.1)%
Losses and loss expense ratio	67.9%	25.2%	50.5%	48.7%	74.5%	40.5%	53.0%	54.2%
Policy acquisition cost ratio	17.8%	27.1%	24.2%	23.1%	16.5%	23.8%	23.3%	21.6%
General and administrative expense ratio (a)				20.2%				21.1%
Expense ratio				43.3%				42.7%
Combined ratio				92.0%				96.9%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the second quarter 2017 as compared to 2016 were as follows:

•
Gross premiums written for the three months ended June 30, 2017 were $262.5 million compared to $296.1 million for the three months ended June 30, 2016, a decrease of $33.6 million, or 11.3%. The decrease in gross premiums written was driven by:

◦
Decreases in the property and marine lines of $23.1 million and $11.7 million, respectively, driven by reductions in participation and non-renewals on various programs due to the current rate environment and adjustments to existing business; partially offset by

◦	An increase in the specialty lines of $1.2 million.

•	Reinsurance premiums ceded for the three months ended June 30, 2017 were $25.0 million compared to $27.2 million for the three months ended June 30, 2016, a decrease of $2.2 million, or 8.0%.

•	Net premiums earned for the three months ended June 30, 2017 were $191.9 million compared to $201.5 million for the three months ended June 30, 2016, a decrease of $9.7 million, or 4.8%.

•
Losses and loss expenses for the three months ended June 30, 2017 were $93.4 million compared to $109.3 million for the three months ended June 30, 2016, a decrease of $15.9 million or 14.6%. The decrease was primarily driven by a decrease in notable and non-notable losses and was partially offset by lower favorable development on prior accident years.

Notable Loss Events

◦	There were no notable loss events occurring during the three months ended June 30, 2017.

◦	Losses and loss expenses from a single notable loss event occurring during the three months ended June 30, 2016 were as follows:

Three Months Ended June 30, 2016
Notable Loss Event
(Dollars in thousands)	Canadian Wildfires
Talbot’s share of net losses and loss expenses	$11,703
Less: Reinstatement premiums, net	(530)
Net loss attributable to Talbot	$11,173
Losses and loss expenses from the Canadian Wildfires notable loss event were $11.7 million, or 5.8 percentage points of the loss ratio. Net of reinstatement premiums of $0.5 million, the net loss attributable to Talbot was $11.2 million.
Non-notable Loss Events

◦	There were no non-notable loss events occurring during the three months ended June 30, 2017.

◦	Losses and loss expenses from three non-notable loss events occurring during the three months ended June 30, 2016 were as follows:

	Three Months Ended June 30, 2016
	Non-notable Loss Events			Total
(Dollars in thousands)	Texas Hailstorms	Kumamoto Earthquake	Jubilee Oil
Talbot’s share of net losses and loss expenses	4,150	124	4,837	9,111
Less: Reinstatement premiums, net	(131)	—	(961)	(1,092)
Net loss attributable to Talbot	$4,019	$124	$3,876	$8,019
Losses and loss expenses from the Texas Hailstorms, Kumamoto Earthquake and Jubilee Oil non-notable loss events were $9.1 million, or 4.5 percentage points of the loss ratio. Net of reinstatement premiums of $1.1 million, the net loss attributable to Talbot was $8.0 million. The losses and loss expenses from the 2016 non-notable loss events by line of business were as follows:
▪Texas Hailstorms and Kumamoto Earthquake - property lines of $4.3 million; and
▪Jubilee Oil - marine lines of $4.8 million.

Change in prior accident years

◦	Loss reserve development by line of business for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30, 2017
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) development on event losses	$(551)	$(2,405)	$(228)	$(3,184)
(Favorable) adverse development on attritional losses	(4,343)	(14,651)	6,302	(12,692)
Change in prior accident years	$(4,894)	$(17,056)	$6,074	$(15,876)
The adverse development on attritional losses in the specialty lines was driven by adverse development on the second quarter 2016 Norwegian Helicopter loss which did not meet the non-notable threshold and adverse development in the accident and health and contingency classes. The net favorable development across all lines was primarily driven by favorable development on attritional losses.

	Three Months Ended June 30, 2016
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) adverse development on event losses	$(6,038)	$(233)	$134	$(6,137)
(Favorable) development on attritional losses	(4,056)	(8,695)	(9,440)	(22,191)
Change in prior accident years	$(10,094)	$(8,928)	$(9,306)	$(28,328)
The net favorable development across all lines was primarily driven by favorable development on attritional losses.
Loss Ratio

◦	The loss ratio for the three months ended June 30, 2017 and June 30, 2016 was 48.7% and 54.2%, respectively, a decrease of 5.5 percentage points.

•
Policy acquisition cost ratio for the three months ended June 30, 2017 was 23.1% compared to 21.6% for the three months ended June 30, 2016, an increase of 1.5 percentage points of the policy acquisition cost ratio.

•
General and administration expenses for the three months ended June 30, 2017 were $35.6 million compared to $39.1 million for the three months ended June 30, 2016, a decrease of $3.5 million, or 8.9%. The decrease was primarily driven by the impact of foreign exchange as the U.S. dollar strengthened against the British Pound.

Second Quarter 2017 Results of Operations - Western World Segment
The following table presents underwriting loss by line of business for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017				2016
(Dollars in thousands)	Property	Liability	Specialty	Total	Property	Liability	Specialty	Total
Underwriting revenues
Gross premiums written	$38,967	$68,162	$23,939	$131,068	$26,218	$60,753	$—	$86,971
Reinsurance premiums ceded	(5,383)	(846)	(16,951)	(23,180)	(2,153)	(2,853)	—	(5,006)
Net premiums written	33,584	67,316	6,988	107,888	24,065	57,900	—	81,965
Change in unearned premiums	(10,459)	(9,791)	43,056	22,806	(9,888)	(6,421)	—	(16,309)
Net premiums earned	23,125	57,525	50,044	130,694	14,177	51,479	—	65,656
Other insurance related income				663				189
Total underwriting revenues				131,357				65,845
Underwriting deductions
Losses and loss expenses	11,854	40,374	44,780	97,008	10,176	34,053	—	44,229
Policy acquisition costs	6,656	12,574	—	19,230	3,381	12,029	—	15,410
Total underwriting deductions before G&A	18,510	52,948	44,780	116,238	13,557	46,082	—	59,639
Underwriting income before G&A	$4,615	$4,577	$5,264	$15,119	$620	$5,397	$—	$6,206
General and administrative expenses				18,316				11,458
Share compensation expenses				609				542
Total underwriting deductions				135,163				71,639
Underwriting loss				$(3,806)				$(5,794)

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$12,333	$40,358	$44,780	$97,471	$11,133	$35,629	$—	$46,762
Current period—notable loss events	—	—	—	—	—	—	—	—
Current period—non-notable loss events	—	—	—	—	625	—	—	625
Change in prior accident years	(479)	16	—	(463)	(1,582)	(1,576)	—	(3,158)
Total losses and loss expenses	$11,854	$40,374	$44,780	$97,008	$10,176	$34,053	$—	$44,229
Selected ratios:
Ratio of net to gross premiums written	86.2%	98.8%	29.2%	82.3%	91.8%	95.3%	—%	94.2%
Losses and loss expense ratio:
Current period excluding items below	53.4%	70.2%	89.5%	74.6%	78.6%	69.2%	—%	71.2%
Current period—notable loss events	—%	—%	—%	—%	—%	—%	—%	—%
Current period—non-notable loss events	—%	—%	—%	—%	4.4%	—%	—%	1.0%
Change in prior accident years	(2.1)%	—%	—%	(0.4)%	(11.2)%	(3.1)%	—%	(4.8)%
Losses and loss expense ratio	51.3%	70.2%	89.5%	74.2%	71.8%	66.1%	—%	67.4%
Policy acquisition cost ratio	28.8%	21.9%	—%	14.7%	23.8%	23.4%	—%	23.5%
General and administrative expense ratio (a)				14.5%				18.2%
Expense ratio				29.2%				41.7%
Combined ratio				103.4%				109.1%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the second quarter 2017 as compared to 2016 were as follows:

•
Gross premiums written for the three months ended June 30, 2017 were $131.1 million compared to $87.0 million for the three months ended June 30, 2016, an increase of $44.1 million, or 50.7%. The increase in gross premiums written was driven by:

◦	An increase in gross premiums written in specialty lines of $23.9 million due to new agriculture business written through CRS; and

◦
An increase in the property and liability lines of $12.7 million and $7.4 million, respectively, primarily due to the continued build out of product offerings in the short-tail property lines. Also contributing to the increase in the liability lines was an increase in the contract and programs liability lines which was partially offset by decreases resulting from the discontinuation of other underperforming general liability lines.

•
Reinsurance premiums ceded for the three months ended June 30, 2017 were $23.2 million compared to $5.0 million for the three months ended June 30, 2016, an increase of $18.2 million. The increase was primarily driven by an increase in ceded specialty premiums relating to new agriculture business written through CRS.

•
Losses and loss expenses for the three months ended June 30, 2017 were $97.0 million compared to $44.2 million for the three months ended June 30, 2016, an increase of $52.8 million or 119.3%. The increase was primarily driven by an increase in the specialty lines due to new agriculture business written through CRS and lower favorable development on prior accident years and was partially offset by a decrease in non-notable losses.

Notable Loss Events

◦	There were no notable loss events occurring during the three months ended June 30, 2017 and 2016.
Non-notable Loss Events

◦	There were no non-notable loss events occurring during the three months ended June 30, 2017.

◦	Losses and loss expenses from the Texas Hailstorms non-notable loss event were $0.6 million, or 1.0 percentage point of the loss ratio during the three months ended June 30, 2016.
Loss Ratio

◦
The loss ratio for the three months ended June 30, 2017 and June 30, 2016 was 74.2% and 67.4%, respectively, an increase of 6.8 percentage points. The loss ratio for the three months ended June 30, 2017 included specialty losses of $44.8 million arising from new agriculture business written through CRS which is booked at a 89.5% loss ratio and U.S.-based weather losses of $3.0 million, or 2.3 percentage points of the loss ratio, compared to $6.3 million, or 9.6 percentage points of the loss ratio during the three months ended June 30, 2016.

•
Policy acquisition cost ratio for the three months ended June 30, 2017 was 14.7% compared to 23.5% for the three months ended June 30, 2016, a decrease of 8.8 percentage points of the policy acquisition cost ratio. The decrease was primarily driven by new agriculture business written during the three months ended June 30, 2017 which carries lower acquisition costs.

•
General and administration expenses for the three months ended June 30, 2017 were $18.3 million compared to $11.5 million for the three months ended June 30, 2016, an increase of $6.9 million, or 59.9%. General and administrative expenses for the three months ended June 30, 2017 included $6.8 million of CRS expenses, of which $1.2 million related to the amortization of intangible assets acquired.

Second Quarter 2017 Results of Operations - AlphaCat Segment
The following table presents Validus’ share of the AlphaCat segment income on an asset manager basis for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
(Dollars in thousands)	2017	2016
Fee revenues
Third party	$5,549	$3,091
Related party	644	328
Total fee revenues	6,193	3,419

Expenses
General and administrative expenses	3,549	2,751
Share compensation expenses	83	133
Finance expenses	44	75
Tax expense	135	—
Foreign exchange losses	1	4
Total expenses	3,812	2,963
Income before investment income from AlphaCat Funds and Sidecars	$2,381	$456

Investment income (loss) from AlphaCat Funds and Sidecars (a)
AlphaCat Sidecars	(21)	541
AlphaCat ILS Funds - Lower Risk (b)	1,301	2,075
AlphaCat ILS Funds - Higher Risk (b)	2,600	692
BetaCat ILS Funds	263	1,113
PaCRe	—	—
Validus’ share of investment income from AlphaCat Funds and Sidecars	4,143	4,421
Validus’ share of AlphaCat segment income	$6,524	$4,877

Supplemental information:
Gross premiums written
AlphaCat Sidecars	$—	$(14)
AlphaCat ILS Funds - Lower Risk (b)	53,632	50,234
AlphaCat ILS Funds - Higher Risk (b)	43,672	42,010
AlphaCat Direct (c)	8,378	6,675
Total	$105,682	$98,905

(a)	The investment income from the AlphaCat funds and sidecars is based on equity accounting.

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

Highlights for the second quarter 2017 as compared to 2016 were as follows:

•
Fee revenues earned for the three months ended June 30, 2017 were $6.2 million compared to $3.4 million during the three months ended June 30, 2016, an increase of $2.8 million or 81.1%. Third party fee revenues earned during the three months ended June 30, 2017 were $5.5 million compared to $3.1 million, an increase of $2.5 million or 79.5%. The increase was primarily driven by an increase in assets under management and the impact of notable and non-notable loss events during the three months ended June 30, 2016.

•
Total expenses for the three months ended June 30, 2017 were $3.8 million compared to $3.0 million during the three months ended June 30, 2016, an increase of $0.8 million, or 28.7%, primarily driven by a higher allocation of costs to the AlphaCat segment.

•
Validus’ share of investment income from AlphaCat Funds and Sidecars for the three months ended June 30, 2017 was $4.1 million compared to $4.4 million during the three months ended June 30, 2016, a decrease of $0.3 million or 6.3%.

Assets Under Management

	Assets Under Management (a)
(Dollars in thousands)	July 1, 2017	April 1, 2017
Assets Under Management - Related Party (a)
AlphaCat Sidecars	$5,686	$5,656
AlphaCat ILS Funds - Lower Risk	79,808	125,098
AlphaCat ILS Funds - Higher Risk	84,663	86,679
AlphaCat Direct (b)	—	—
BetaCat ILS Funds	25,000	27,062
Total	$195,157	$244,495

Assets Under Management - Third Party (a)
AlphaCat Sidecars	$20,590	$20,422
AlphaCat ILS Funds - Lower Risk	1,309,377	1,302,337
AlphaCat ILS Funds - Higher Risk	896,639	790,734
AlphaCat Direct (b)	534,555	457,744
BetaCat ILS Funds	118,493	87,375
Total	2,879,654	2,658,612
Total Assets Under Management	$3,074,811	$2,903,107

(a)	The Company’s assets under management are based on NAV and are represented by investments made by related parties and third parties in the feeder funds and on a direct basis.

(b)	AlphaCat Direct includes direct investments from third party investors in AlphaCat Re.
AlphaCat’s assets under management were $3.1 billion as at July 1, 2017, compared to $2.9 billion as at April 1, 2017, of which third party assets under management were $2.9 billion as at July 1, 2017, compared to $2.7 billion as at April 1, 2017.
During the three months ended July 1, 2017, a total of $338.2 million of capital was raised, of which $330.2 million was raised from third parties. During the three months ended July 1, 2017, $195.4 million was returned to investors, of which $135.8 million was returned to third party investors.

Second Quarter 2017 Results - Corporate and Investments
The following table presents the Corporate and Investment function’s income and expense items on a consolidated basis for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
(Dollars in thousands)	2017	2016
Investment income
Managed net investment income (a)	$38,063	$36,849

Corporate expenses
General and administrative expenses	18,847	17,872
Share compensation expenses	4,636	4,007
Finance expenses (b)	14,149	13,979
Dividends on preferred shares	2,203	—
Tax (benefit) expense (b)	(1,122)	1,706
Total Corporate expenses	38,713	37,564

Other items
Net realized gains on managed investments (b)	2,269	2,520
Change in net unrealized gains on managed investments (b)	15,942	30,052
Income (loss) from investment affiliates	9,466	(589)
Foreign exchange (losses) gains (b)	(7,323)	6,621
Other income	174	79
Transaction expenses	(4,427)	—
Total other items	16,101	38,683
Total Corporate and Investments	$15,451	$37,968

(a)
Managed net investment income excludes the components which are included in the Company’s share of AlphaCat, net realized and change in unrealized gains on managed investments and income (loss) from investment affiliates.

(b)	These items exclude the components which are included in the Company’s share of AlphaCat and amounts which are consolidated from VIEs.
Investments
Highlights of our managed investment portfolio for the second quarter 2017 as compared to 2016 were as follows:

•
Managed net investment income from our managed investment portfolio for the three months ended June 30, 2017 was $38.1 million compared to $36.8 million for the three months ended June 30, 2016, an increase of $1.2 million, or 3.3%.

•	Annualized effective yield for the three months ended June 30, 2017 was 2.35%, compared to 2.34% for the three months ended June 30, 2016, an increase of 1 basis point.

•
Net realized gains on managed investments for the three months ended June 30, 2017 were $2.3 million compared to $2.5 million for the three months ended June 30, 2016, an unfavorable movement of $0.3 million or 10.0%.

•
The change in net unrealized gains on managed investments for the three months ended June 30, 2017 was $15.9 million compared to $30.1 million for the three months ended June 30, 2016, an unfavorable movement of $14.1 million, or 47.0%. The unfavorable movement was primarily driven by changes in interest rates having less of an impact on the Company’s managed fixed maturity investment portfolio during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

•
Income from investment affiliates for the three months ended June 30, 2017 was $9.5 million compared to a loss of $0.6 million for the three months ended June 30, 2016, a favorable movement of $10.1 million. The income from investment affiliates represents equity earnings on investments in funds managed by Aquiline Capital Partners LLC.

Corporate Expenses and Other Items
Highlights for the second quarter 2017 as compared to 2016 were as follows:

•	General and administrative expenses for the three months ended June 30, 2017 were $18.8 million compared to $17.9 million for the three months ended June 30, 2016, an increase of $1.0 million or 5.5%.

•	Share compensation expenses for the three months ended June 30, 2017 were $4.6 million compared to $4.0 million for the three months ended June 30, 2016, an increase of $0.6 million or 15.7%.

•
Finance expenses, excluding the Company's share of AlphaCat finance expenses from consolidated VIEs, for the three months ended June 30, 2017 were $14.1 million compared to $14.0 million for the three months ended June 30, 2016, an increase of $0.2 million or 1.2%.

•
The Company issued $250.0 million of preferred shares during the three months ended June 30, 2017 and $150.0 million of preferred shares during the three months ended June 30, 2016. Dividends paid on preferred shares during the three months ended June 30, 2017 were $2.2 million compared to $nil during the three months ended June 30, 2016.

•
Foreign exchange losses for the three months ended June 30, 2017 were $7.3 million compared to gains of $6.6 million for the three months ended June 30, 2016, an unfavorable movement of $13.9 million. The unfavorable movement was primarily driven by the Euro strengthening against the U.S. dollar during the three months ended June 30, 2017.

•
Transaction expenses for the three months ended June 30, 2017 were $4.4 million compared to $nil for the three months ended June 30, 2016 and are primarily comprised of legal, financial advisory and audit related services incurred in connection with the acquisition of CRS, which was completed on May 1, 2017.

Year to Date Results of Operations - Consolidated
The following table presents the results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Revenues
Gross premiums written	$1,983,759	$1,936,833
Reinsurance premiums ceded	(256,328)	(204,064)
Net premiums written	1,727,431	1,732,769
Change in unearned premiums	(521,028)	(587,778)
Net premiums earned	1,206,403	1,144,991
Net investment income	84,455	68,718
Net realized gains on investments	1,110	2,140
Change in net unrealized gains on investments	29,669	78,872
Income (loss) from investment affiliates	14,654	(4,702)
Other insurance related income and other income	2,669	2,237
Foreign exchange (losses) gains	(5,760)	12,531
Total revenues	1,333,200	1,304,787
Expenses
Losses and loss expenses	565,734	531,577
Policy acquisition costs	228,896	215,159
General and administrative expenses	184,273	175,896
Share compensation expenses	20,637	21,964
Finance expenses	28,152	29,369
Transaction expenses	4,427	—
Total expenses	1,032,119	973,965
Income before taxes, loss from operating affiliate and (income) attributable to AlphaCat investors	301,081	330,822
Tax benefit	4,536	412
Loss from operating affiliate	—	(23)
(Income) attributable to AlphaCat investors	(19,333)	(10,714)
Net income	$286,284	$320,497
Net (income) attributable to noncontrolling interests	(86,222)	(58,724)
Net income available to Validus	200,062	261,773
Dividends on preferred shares	(4,406)	—
Net income available to Validus common shareholders	$195,656	$261,773

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$642,925	$562,890
Current period—notable loss events	—	36,915
Current period—non-notable loss events	27,330	48,292
Change in prior accident years	(104,521)	(116,520)
Total losses and loss expenses	$565,734	$531,577
Selected ratios:
Ratio of net to gross premiums written	87.1%	89.5%
Losses and loss expense ratio:
Current period excluding items below	53.3%	49.2%
Current period—notable loss events	—%	3.2%
Current period—non-notable loss events	2.3%	4.2%
Change in prior accident years	(8.7)%	(10.2)%
Losses and loss expense ratio	46.9%	46.4%
Policy acquisition cost ratio	19.0%	18.8%
General and administrative expense ratio (a)	17.0%	17.3%
Expense ratio	36.0%	36.1%
Combined ratio	82.9%	82.5%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the six months ended June 30, 2017 as compared to 2016 were as follows:

•
Gross premiums written for the six months ended June 30, 2017 were $1,983.8 million compared to $1,936.8 million for the six months ended June 30, 2016, an increase of $46.9 million, or 2.4%. The increase was primarily driven by an increase in the Western World segment and was offset by decreases in the Validus Re and Talbot segments.

•
Reinsurance premiums ceded for the six months ended June 30, 2017 were $256.3 million compared to $204.1 million for the six months ended June 30, 2016, an increase of $52.3 million, or 25.6%. The increase was primarily driven by an increase in the Validus Re and Western World segments.

•
Losses and loss expenses for the six months ended June 30, 2017 were $565.7 million compared to $531.6 million for the six months ended June 30, 2016, an increase of $34.2 million or 6.4%. The increase was driven by an increase in attritional losses, including $63.6 million of losses relating to new agriculture business written through CRS and lower favorable development on prior accident years and was partially offset by a reduction in losses from notable and non-notable loss events.

Notable Loss Events

◦	There were no notable loss events occurring during the six months ended June 30, 2017.

◦	Losses and loss expenses incurred from a single notable loss event during the six months ended June 30, 2016 were as follows:

Six Months Ended June 30, 2016
Notable Loss Event
(Dollars in thousands)	Canadian Wildfires
Net losses and loss expenses	$36,915
Less: Net losses and loss expenses attributable to AlphaCat third party investors and noncontrolling interests	(6,422)
Validus’ share of net losses and loss expenses	30,493
Less: Reinstatement premiums, net	(3,632)
Net loss attributable to Validus	$26,861
Losses and loss expenses from the Canadian Wildfires notable loss event were $36.9 million, or 3.2 percentage points of the loss ratio. Net of losses of $6.4 million attributable to AlphaCat third party investors and noncontrolling interests and reinstatement premiums of $3.6 million, the net loss attributable to the Company was $26.9 million.
Non-notable Loss Events

◦	Losses and loss expenses incurred from a single energy non-notable loss event during the six months ended June 30, 2017 were as follows:

Six Months Ended June 30, 2017
(Dollars in thousands)	Non-Notable Loss Event
Validus’ share of net losses and loss expenses	$27,330
Less: Reinstatement premiums	(567)
Net loss attributable to Validus	$26,763
Losses and loss expenses from a single energy non-notable loss event were $27.3 million, or 2.3 percentage points of the loss ratio. Net of reinstatement premiums of $0.6 million, the net loss attributable to the Company was $26.8 million.

◦	Losses and loss expenses from three non-notable loss events occurring during the six months ended June 30, 2016 were as follows:

	Six Months Ended June 30, 2016
	Non-notable Loss Events			Total
(Dollars in thousands)	Texas Hailstorms	Kumamoto Earthquake	Jubilee Oil
Net losses and loss expenses	$17,760	$15,318	$15,214	$48,292
Less: Net losses and loss expenses attributable to AlphaCat third party investors and noncontrolling interests	(5,535)	—	—	(5,535)
Validus’ share of net losses and loss expenses	12,225	15,318	15,214	42,757
Less: Reinstatement premiums, net	(1,967)	—	(7,667)	(9,634)
Net loss attributable to Validus	$10,258	$15,318	$7,547	$33,123
Losses and loss expenses from the Texas Hailstorms, Kumamoto Earthquake and Jubilee Oil non-notable loss events were $48.3 million, or 4.2 percentage points of the loss ratio. Net of losses attributable to AlphaCat third party investors and noncontrolling interests of $5.5 million and reinstatement premiums of $9.6 million, the net loss attributable to the Company from these non-notable loss events was $33.1 million.
Change in prior accident years

◦	Loss reserve development for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
(Favorable) adverse development on event losses	$(15,403)	$11,264
Favorable development on attritional losses	(89,118)	(127,784)
Change in prior accident years	$(104,521)	$(116,520)
The favorable development on event losses during the six months ended June 30, 2017 primarily related to the Pemex 2015 notable loss event. The adverse development on event losses for the six months ended June 30, 2016 was driven by reserves established following the receipt of a loss advice on an individual marine policy that incepted during the second half of 2015.
Loss Ratios

◦	The loss ratio for the six months ended June 30, 2017 and June 30, 2016 was 46.9% and 46.4%, respectively, an increase of 0.5 percentage points.

•	Loss ratios by line of business for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017	2016
Property	34.2%	31.5%
Marine	17.3%	49.3%
Specialty	65.3%	58.7%
Liability	71.7%	64.1%
All lines	46.9%	46.4%

•	Policy acquisition cost ratio for the six months ended June 30, 2017 was 19.0% compared to 18.8% for the six months ended June 30, 2016, an increase of 0.2 percentage points.

•
General and administrative expenses for the six months ended June 30, 2017 were $184.3 million compared to $175.9 million for the six months ended June 30, 2016, an increase of $8.4 million or 4.8%. The increase was primarily driven by an increase in G&A expenses in the Western World segment, which included $6.8 million of CRS expenses, of which $1.2 million related to the amortization of intangible assets acquired.

•	Combined ratio for the six months ended June 30, 2017 and 2016 was 82.9% and 82.5%, respectively, an increase of 0.4 percentage points.

Year to Date Results of Operations - Validus Re Segment
The following table presents underwriting income by line of business for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017				2016
(Dollars in thousands)	Property	Marine	Specialty	Total	Property	Marine	Specialty	Total
Underwriting revenues
Gross premiums written	$378,463	$115,105	$423,951	$917,519	$408,671	$114,409	$454,398	$977,478
Reinsurance premiums ceded	(88,041)	(14,471)	(17,688)	(120,200)	(81,388)	(6,547)	(7,756)	(95,691)
Net premiums written	290,422	100,634	406,263	797,319	327,283	107,862	446,642	881,787
Change in unearned premiums	(97,297)	(46,965)	(194,038)	(338,300)	(119,903)	(41,894)	(229,037)	(390,834)
Net premiums earned	193,125	53,669	212,225	459,019	207,380	65,968	217,605	490,953
Other insurance related income (loss)				136				(165)
Total underwriting revenues				459,155				490,788
Underwriting deductions
Losses and loss expenses	57,037	(761)	134,563	190,839	48,614	27,332	139,061	215,007
Policy acquisition costs	34,824	10,234	43,356	88,414	37,213	10,193	37,417	84,823
Total underwriting deductions before G&A	91,861	9,473	177,919	279,253	85,827	37,525	176,478	299,830
Underwriting income before G&A	$101,264	$44,196	$34,306	$179,902	$121,553	$28,443	$41,127	$190,958
General and administrative expenses				36,106				35,051
Share compensation expenses				5,140				5,676
Total underwriting deductions				320,499				340,557
Underwriting income				$138,656				$150,231

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$49,924	$30,981	$143,233	$224,138	$40,951	$33,125	$147,152	$221,228
Current period—notable loss events	—	—	—	—	17,884	—	—	17,884
Current period—non-notable loss events	11,355	—	7,225	18,580	22,079	670	9,707	32,456
Change in prior accident years	(4,242)	(31,742)	(15,895)	(51,879)	(32,300)	(6,463)	(17,798)	(56,561)
Total losses and loss expenses	$57,037	$(761)	$134,563	$190,839	$48,614	$27,332	$139,061	$215,007
Selected ratios:
Ratio of net to gross premiums written	76.7%	87.4%	95.8%	86.9%	80.1%	94.3%	98.3%	90.2%
Losses and loss expense ratio:
Current period excluding items below	25.8%	57.7%	67.5%	48.9%	19.8%	50.2%	67.6%	45.1%
Current period—notable loss events	—%	—%	—%	—%	8.6%	—%	—%	3.6%
Current period—non-notable loss events	5.9%	—%	3.4%	4.0%	10.6%	1.0%	4.5%	6.6%
Change in prior accident years	(2.2)%	(59.1)%	(7.5)%	(11.3)%	(15.6)%	(9.8)%	(8.2)%	(11.5)%
Losses and loss expense ratio	29.5%	(1.4)%	63.4%	41.6%	23.4%	41.4%	63.9%	43.8%
Policy acquisition cost ratio	18.0%	19.1%	20.4%	19.3%	17.9%	15.5%	17.2%	17.3%
General and administrative expense ratio (a)				8.9%				8.3%
Expense ratio				28.2%				25.6%
Combined ratio				69.8%				69.4%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the six months ended June 30, 2017 as compared to 2016 were as follows:

•
Gross premiums written for the six months ended June 30, 2017 were $917.5 million compared to $977.5 million for the six months ended June 30, 2016, a decrease of $60.0 million, or 6.1%. The decrease in gross premiums written was primarily driven by:

◦	A decrease in the specialty lines of $30.4 million, primarily driven by a decline in agriculture premiums and was partially offset by an increase in casualty business written; and

◦	A decrease in the property lines of $30.2 million, primarily driven by reductions in participation and the non-renewal of various catastrophe programs due to market conditions.

•
Reinsurance premiums ceded for the six months ended June 30, 2017 were $120.2 million compared to $95.7 million for the six months ended June 30, 2016, an increase of $24.5 million, or 25.6%. The increase was driven by an increase in all lines as a result of additional reinsurance coverage purchased and adjustments to existing business.

•
Losses and loss expenses for the six months ended June 30, 2017 were $190.8 million compared to $215.0 million for the six months ended June 30, 2016, a decrease of $24.2 million or 11.2%. The decrease was primarily driven by a decrease in notable and non-notable loss events.

Notable Loss Events

◦	There were no notable loss events occurring during the six months ended June 30, 2017.

◦	Losses and loss expenses incurred from a single notable loss event during the six months ended June 30, 2016 were as follows:

Six Months Ended June 30, 2016
Notable Loss Event
(Dollars in thousands)	Canadian Wildfires
Validus Re’s share of net losses and loss expenses	$17,884
Less: Reinstatement premiums, net	(3,102)
Net loss attributable to Validus Re	$14,782
Losses and loss expenses from the Canadian Wildfires notable loss event were $17.9 million, or 3.6 percentage points of the loss ratio. Net of reinstatement premiums of $3.1 million, the net loss attributable to Validus Re was $14.8 million.
Non-notable Loss Events

◦	Losses and loss expenses incurred from a single energy non-notable loss event during the six months ended June 30, 2017 were as follows:

Six Months Ended June 30, 2017
(Dollars in thousands)	Non-Notable Loss Event
Validus Re’s share of net losses and loss expenses	$18,580
Less: Reinstatement premiums	(567)
Net loss attributable to Validus Re	$18,013
Losses and loss expenses from a single energy non-notable loss event were $18.6 million, or 4.0 percentage points of the loss ratio. Net of reinstatement premiums of $0.6 million, the net loss attributable to Validus Re was $18.0 million.

◦	Losses and loss expenses from three non-notable loss events occurring during the six months ended June 30, 2016 were as follows:

	Six Months Ended June 30, 2016
	Non-notable Loss Events			Total
(Dollars in thousands)	Texas Hailstorms	Kumamoto Earthquake	Jubilee Oil
Validus Re’s share of net losses and loss expenses	$6,884	$15,195	$10,377	$32,456
Less: Reinstatement premiums, net	(1,836)	—	(6,706)	(8,542)
Net loss attributable to Validus Re	$5,048	$15,195	$3,671	$23,914
Losses and loss expenses from the Texas Hailstorms, Kumamoto Earthquake and Jubilee Oil non-notable loss events were $32.5 million, or 6.6 percentage points of the loss ratio. Net of reinstatement premiums of $8.5 million, the net loss attributable to Validus Re from these events was $23.9 million. The losses and loss expenses from the 2016 non-notable loss events by line of business were as follows:
▪Texas Hailstorms and Kumamoto Earthquake - property lines of $22.1 million; and
▪Jubilee Oil - marine and specialty lines of $0.7 million and $9.7 million, respectively.
Change in prior accident years

•	Loss reserve development by line of business for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30, 2017
(Dollars in thousands)	Property	Marine	Specialty	Total
Adverse (favorable) development on event losses	$2,107	$(17,874)	$6,235	$(9,532)
(Favorable) development on attritional losses	(6,349)	(13,868)	(22,130)	(42,347)
Change in prior accident years	$(4,242)	$(31,742)	$(15,895)	$(51,879)
The adverse development on event losses in the specialty lines was driven by additional reserves established on the second quarter 2016 non-notable loss event, Jubilee Oil, as a result of an increased industry loss estimate and was fully offset with favorable development in the marine lines relating to losses retroceded on the same event. The favorable development on event losses in the marine lines primarily related to the second quarter 2015 Pemex notable loss event and retrocession recoveries on the second quarter 2016 Jubilee Oil non-notable loss event as noted above.

	Six Months Ended June 30, 2016
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) adverse development on event losses	$(10,841)	$12,080	$861	$2,100
(Favorable) development on attritional losses	(21,459)	(18,543)	(18,659)	(58,661)
Change in prior accident years	$(32,300)	$(6,463)	$(17,798)	$(56,561)
The adverse development on event losses in the marine lines was driven by reserves established following the receipt of a loss advice on an individual marine policy that incepted during the second half of 2015.
Loss Ratio

◦	The loss ratio for the six months ended June 30, 2017 and June 30, 2016 was 41.6% and 43.8%, respectively, a decrease of 2.2 percentage points.

•
Policy acquisition cost ratio for the six months ended June 30, 2017 was 19.3% compared to 17.3% for the six months ended June 30, 2016, an increase of 2.0 percentage points. The increase was primarily driven by an increase in the specialty lines as a result of a change in business mix, notably a decrease in agriculture business which carries lower acquisition costs and an increase in casualty business which carries higher acquisition costs.

•	General and administration expenses for the six months ended June 30, 2017 were $36.1 million compared to $35.1 million for the six months ended June 30, 2016, an increase of $1.1 million, or 3.0%.

Year to Date Results of Operations - Talbot Segment
The following table presents underwriting income by line of business for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017				2016
(Dollars in thousands)	Property	Marine	Specialty	Total	Property	Marine	Specialty	Total
Underwriting revenues
Gross premiums written	$161,785	$151,626	$196,241	$509,652	$181,413	$174,212	$206,759	$562,384
Reinsurance premiums ceded	(54,157)	(20,126)	(43,518)	(117,801)	(53,789)	(26,101)	(34,729)	(114,619)
Net premiums written	107,628	131,500	152,723	391,851	127,624	148,111	172,030	447,765
Change in unearned premiums	2,962	(14,066)	6,192	(4,912)	(11,769)	(4,318)	(23,337)	(39,424)
Net premiums earned	110,590	117,434	158,915	386,939	115,855	143,793	148,693	408,341
Other insurance related income				820				290
Total underwriting revenues				387,759				408,631
Underwriting deductions
Losses and loss expenses	77,134	30,317	92,350	199,801	56,311	76,029	77,071	209,411
Policy acquisition costs	19,174	29,264	39,143	87,581	17,474	36,097	34,385	87,956
Total underwriting deductions before G&A	96,308	59,581	131,493	287,382	73,785	112,126	111,456	297,367
Underwriting income before G&A	$14,282	$57,853	$27,422	$100,377	$42,070	$31,667	$37,237	$111,264
General and administrative expenses				74,025				77,596
Share compensation expenses				5,982				6,792
Total underwriting deductions				367,389				381,755
Underwriting income				$20,370				$26,876

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$79,612	$63,369	$92,760	$235,741	$68,874	$77,156	$93,615	$239,645
Current period—notable loss events	—	—	—	—	11,703	—	—	11,703
Current period—non-notable loss events	8,750	—	—	8,750	4,274	4,837	—	9,111
Change in prior accident years	(11,228)	(33,052)	(410)	(44,690)	(28,540)	(5,964)	(16,544)	(51,048)
Total losses and loss expenses	$77,134	$30,317	$92,350	$199,801	$56,311	$76,029	$77,071	$209,411
Selected ratios:
Ratio of net to gross premiums written	66.5%	86.7%	77.8%	76.9%	70.3%	85.0%	83.2%	79.6%
Losses and loss expense ratio:
Current period excluding items below	72.0%	53.9%	58.4%	60.8%	59.4%	53.6%	62.9%	58.7%
Current period—notable loss events	—%	—%	—%	—%	10.1%	—%	—%	2.9%
Current period—non-notable loss events	7.9%	—%	—%	2.3%	3.7%	3.4%	—%	2.2%
Change in prior accident years	(10.2)%	(28.1)%	(0.3)%	(11.5)%	(24.6)%	(4.1)%	(11.1)%	(12.5)%
Losses and loss expense ratio	69.7%	25.8%	58.1%	51.6%	48.6%	52.9%	51.8%	51.3%
Policy acquisition cost ratio	17.3%	24.9%	24.6%	22.6%	15.1%	25.1%	23.1%	21.5%
General and administrative expense ratio (a)				20.7%				20.7%
Expense ratio				43.3%				42.2%
Combined ratio				94.9%				93.5%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the six months ended June 30, 2017 as compared to 2016 were as follows:

•
Gross premiums written for the six months ended June 30, 2017 were $509.7 million compared to $562.4 million for the six months ended June 30, 2016, a decrease of $52.7 million, or 9.4%. The decrease in gross premiums written was driven by:

◦
A decrease in the marine lines of $22.6 million; driven by a decrease in the marine and other treaty account due to business now being written directly by Validus Re Swiss. Also contributing to the decrease were decreases in the upstream energy and marine hull and yachts classes as a result of the non-renewal of various programs due to continued pressure on rates from the lack of activity and lower prices in the oil and gas sector. The decreases were partially offset by an increase in new business written of $5.1 million in the upstream energy class;

◦	A decrease in the property lines of $19.6 million, driven by reductions in participation and non-renewals on various programs due to the current rate environment;

◦
A decrease in the specialty lines of $10.5 million; driven by decreases in the contingency and accident and health classes of $4.1 million and $9.1 million, respectively due to adjustments on existing business and the non-renewal of various programs. The decrease was partially offset by an increase in the financial lines of $4.4 million, primarily due to new business written.

•	Reinsurance premiums ceded for the six months ended June 30, 2017 were $117.8 million compared to $114.6 million for the six months ended June 30, 2016, an increase of $3.2 million, or 2.8%.

•
Losses and loss expenses for the six months ended June 30, 2017 were $199.8 million compared to $209.4 million for the six months ended June 30, 2016, a decrease of $9.6 million or 4.6%. The decrease was driven by a decrease in notable and non-notable loss events and was partially offset by lower favorable development on prior accident years.

Notable Loss Events

◦	There were no notable loss events occurring during the six months ended June 30, 2017.

◦	Losses and loss expenses incurred from a single notable loss event during the six months ended June 30, 2016 were as follows:

Six Months Ended June 30, 2016
Notable Loss Event
(Dollars in thousands)	Canadian Wildfires
Talbot’s share of net losses and loss expenses	$11,703
Less: Reinstatement premiums, net	(530)
Net loss attributable to Talbot	$11,173
Losses and loss expenses from the Canadian Wildfires notable loss event were $11.7 million, or 2.9 percentage points of the loss ratio. Net of reinstatement premiums of $0.5 million, the net loss attributable to Talbot was $11.2 million.
Non-notable Loss Events

◦	Losses and loss expenses incurred from a single energy non-notable loss event during the six months ended June 30, 2017 were as follows:

Six Months Ended June 30, 2017
(Dollars in thousands)	Non-Notable Loss Event
Talbot’s share of net losses and loss expenses	$8,750
Plus: Reinstatement premiums payable	1,627
Net loss attributable to Talbot	$10,377
Losses and loss expenses from a single energy non-notable loss event were $8.8 million, or 2.3 percentage points of the loss ratio. Including reinstatement premiums payable of $1.6 million, the net loss attributable to Talbot was $10.4 million.

◦	Losses and loss expenses from three non-notable loss events occurring during the six months ended June 30, 2016 were as follows:

	Six Months Ended June 30, 2016
	Non-notable Loss Events			Total
(Dollars in thousands)	Texas Hailstorms	Kumamoto Earthquake	Jubilee Oil
Talbot’s share of net losses and loss expenses	$4,150	$124	$4,837	$9,111
Less: Reinstatement premiums, net	(131)	—	(961)	(1,092)
Net loss attributable to Talbot	$4,019	$124	$3,876	$8,019
Losses and loss expenses the Texas Hailstorms, Kumamoto Earthquake and Jubilee Oil non-notable loss events were $9.1 million, or 2.2 percentage points of the loss ratio. Net of reinstatement premiums of $1.1 million, the net loss attributable to Talbot from these events was $8.0 million. The losses and loss expenses of the 2016 non-notable loss events by line of business were as follows:
▪Texas Hailstorms and Kumamoto Earthquake - property lines of $4.3 million; and
▪Jubilee Oil - marine lines of $4.8 million.
Change in prior accident years

•	Loss reserve development by line of business for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30, 2017
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) development on event losses	$(433)	$(2,619)	$(462)	$(3,514)
(Favorable) adverse development on attritional losses	(10,795)	(30,433)	52	(41,176)
Change in prior accident years	$(11,228)	$(33,052)	$(410)	$(44,690)
The adverse development on attritional losses in the specialty lines was driven by adverse development on the second quarter 2016 Norwegian Helicopter loss which did not meet the non-notable threshold and adverse development in the accident and health and contingency classes. The net favorable development across all lines was primarily driven by favorable development on attritional losses.

	Six Months Ended June 30, 2016
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) adverse development on event losses	$(8,726)	$19,123	$(1,232)	$9,165
(Favorable) development on attritional losses	(19,814)	(25,087)	(15,312)	(60,213)
Change in prior accident years	$(28,540)	$(5,964)	$(16,544)	$(51,048)
The adverse development on event losses in the marine lines was driven by reserves established following the receipt of a loss advice on an individual marine policy that incepted during the second half of 2015. The net favorable development across all lines was primarily driven by favorable development on attritional losses.
Loss Ratio

◦	The loss ratio for the six months ended June 30, 2017 and June 30, 2016 was 51.6% and 51.3%, respectively, an increase of 0.3 percentage points.

•	Policy acquisition cost ratio for the six months ended June 30, 2017 was 22.6% compared to 21.5% for the six months ended June 30, 2016, an increase of 1.1 percentage points.

•
General and administration expenses for the six months ended June 30, 2017 were $74.0 million compared to $77.6 million for the six months ended June 30, 2016, a decrease of $3.6 million, or 4.6%. The decrease was driven primarily by the impact of foreign exchange as the U.S. dollar strengthened against the British Pound.

Year to Date Results of Operations - Western World Segment
The following table presents underwriting loss by line of business for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017				2016
(Dollars in thousands)	Property	Liability	Specialty	Total	Property	Liability	Specialty	Total
Underwriting revenues
Gross premiums written	$67,103	$127,770	$108,238	$303,111	$41,644	$109,286	$—	$150,930
Reinsurance premiums ceded	(10,355)	(1,492)	(16,951)	(28,798)	(3,707)	(5,438)	—	(9,145)
Net premiums written	56,748	126,278	91,287	274,313	37,937	103,848	—	141,785
Change in unearned premiums	(13,556)	(12,334)	(20,457)	(46,347)	(11,565)	(3,065)	—	(14,630)
Net premiums earned	43,192	113,944	70,830	227,966	26,372	100,783	—	127,155
Other insurance related income				904				477
Total underwriting revenues				228,870				127,632
Underwriting deductions
Losses and loss expenses	26,579	81,752	63,602	171,933	19,231	64,644	—	83,875
Policy acquisition costs	12,042	25,460	1,964	39,466	6,283	23,327	—	29,610
Total underwriting deductions before G&A	38,621	107,212	65,566	211,399	25,514	87,971	—	113,485
Underwriting income before G&A	$4,571	$6,732	$5,264	$17,471	$858	$12,812	$—	$14,147
General and administrative expenses				29,070				23,533
Share compensation expenses				1,301				1,123
Total underwriting deductions				241,770				138,141
Underwriting loss				$(12,900)				$(10,509)

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$29,881	$79,132	$63,602	$172,615	$20,629	$70,205	$—	$90,834
Current period—notable loss events	—	—	—	—	—	—	—	—
Current period—non-notable loss events	—	—	—	—	625	—	—	625
Change in prior accident years	(3,302)	2,620	—	(682)	(2,023)	(5,561)	—	(7,584)
Total losses and loss expenses	$26,579	$81,752	$63,602	$171,933	$19,231	$64,644	$—	$83,875
Selected ratios:
Ratio of net to gross premiums written	84.6%	98.8%	84.3%	93.9%	91.1%	95.0%	—%	93.9%
Losses and loss expense ratio:
Current period excluding items below	69.1%	69.4%	89.8%	75.7%	78.2%	69.6%	—%	71.5%
Current period—notable loss events	—%	—%	—%	—%	—%	—%	—%	—%
Current period—non-notable loss events	—%	—%	—%	—%	2.4%	—%	—%	0.5%
Change in prior accident years	(7.6)%	2.3%	—%	(0.3)%	(7.7)%	(5.5)%	—%	(6.0)%
Losses and loss expense ratio	61.5%	71.7%	89.8%	75.4%	72.9%	64.1%	—%	66.0%
Policy acquisition cost ratio	27.9%	22.3%	2.8%	17.3%	23.8%	23.1%	—%	23.3%
General and administrative expense ratio (a)				13.4%				19.3%
Expense ratio				30.7%				42.6%
Combined ratio				106.1%				108.6%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the six months ended June 30, 2017 as compared to 2016 were as follows:

•
Gross premiums written for the six months ended June 30, 2017 were $303.1 million compared to $150.9 million for the six months ended June 30, 2016, an increase of $152.2 million, or 100.8%. The increase in gross premiums written was driven by:

◦	An increase in gross premiums written in specialty lines of $108.2 million due to new agriculture business written through and in relation to CRS; and

◦
An increase in the property and liability lines of $25.5 million and $18.5 million, respectively, primarily due to the continued build out of product offerings in the short-tail property lines. Also contributing to the increase in the liability lines was an increase in the contract and programs liability lines which was partially offset by decreases resulting from the discontinuation of other underperforming general liability lines.

•
Reinsurance premiums ceded for the six months ended June 30, 2017 were $28.8 million compared to $9.1 million for the six months ended June 30, 2016, an increase of $19.7 million, or 214.9%. The increase was primarily driven by an increase in ceded specialty premiums relating to new agriculture business written through CRS.

•
Net premiums earned for the six months ended June 30, 2017 were $228.0 million compared to $127.2 million for the six months ended June 30, 2016, an increase of $100.8 million, or 79.3%. The increase was primarily driven by the increase in gross premiums written in all lines of business as noted above and was partially offset by the discontinuation of underperforming liability lines.

•
Losses and loss expenses for the six months ended June 30, 2017 were $171.9 million compared to $83.9 million for the six months ended June 30, 2016, an increase of $88.1 million or 105.0%. The increase was primarily driven by an increase in the specialty lines due to new agriculture business written through and in relation to CRS and lower favorable development on prior accident years and was partially offset by a decrease in U.S.-based weather losses.

Notable Loss Events

◦	There were no notable loss events occurring during the six months ended June 30, 2017 or 2016.
Non-notable Loss Events

◦	There were no non-notable loss events occurring during the six months ended June 30, 2017.

◦	Losses and loss expenses incurred from the Texas Hailstorms non-notable loss event were $0.6 million, or 0.5 percentage points of the loss ratio during the six months ended June 30, 2016.
Loss Ratio

◦
The loss ratio for the six months ended June 30, 2017 and June 30, 2016 was 75.4% and 66.0%, respectively, an increase of 9.4 percentage points. The loss ratio for the six months ended June 30, 2017 included specialty losses of $63.6 million primarily arising from new agriculture business written through CRS which is booked at a 89.5% loss ratio and U.S.-based weather losses of $11.1 million, or 4.9 percentage points of the loss ratio, compared to $8.5 million, or 6.7 percentage points of the loss ratio during the six months ended June 30, 2016.

•
Policy acquisition cost ratio for the six months ended June 30, 2017 was 17.3% compared to 23.3% for the six months ended June 30, 2016, a decrease of 6.0 percentage points of the policy acquisition costs ratio. The decrease was primarily driven by new agriculture business written during the six months ended June 30, 2017 which carries lower acquisition costs.

•
General and administration expenses for the six months ended June 30, 2017 were $29.1 million compared to $23.5 million for the six months ended June 30, 2016, an increase of $5.5 million, or 23.5%. General and administrative expenses for the six months ended June 30, 2017 included $6.8 million of CRS expenses, of which $1.2 million related to the amortization of intangible assets acquired.

Year to Date 2017 Results of Operations - AlphaCat Segment
The following table presents Validus’ share of the AlphaCat segment income on an asset manager basis for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Fee revenues
Third party	$10,193	$7,818
Related party	1,275	1,219
Total fee revenues	11,468	9,037

Expenses
General and administrative expenses	7,393	4,233
Share compensation expenses	165	274
Finance expenses	75	883
Tax expense	134	—
Foreign exchange losses	—	12
Total expenses	7,767	5,402
Income before investment income from AlphaCat Funds and Sidecars	$3,701	$3,635

Investment income (loss) from AlphaCat Funds and Sidecars (a)
AlphaCat Sidecars	(133)	665
AlphaCat ILS Funds - Lower Risk (b)	3,490	4,582
AlphaCat ILS Funds - Higher Risk (b)	4,967	3,128
BetaCat ILS Funds	631	1,676
PaCRe	—	(23)
Validus’ share of investment income from AlphaCat Funds and Sidecars	8,955	10,028
Validus’ share of AlphaCat segment income	$12,656	$13,663

Supplemental information:
Gross premiums written
AlphaCat Sidecars	$66	$(66)
AlphaCat ILS Funds - Lower Risk (b)	106,540	110,192
AlphaCat ILS Funds - Higher Risk (b)	137,208	138,330
AlphaCat Direct (c)	26,794	17,797
Total	$270,608	$266,253

(a)	The investment income from the AlphaCat funds and sidecars is based on equity accounting.

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

Highlights for the six months ended June 30, 2017 as compared to 2016 were as follows:

•
Fee revenues earned for the six months ended June 30, 2017 were $11.5 million compared to $9.0 million during the six months ended June 30, 2016, an increase of $2.4 million or 26.9%. Third party fee revenues earned during the six months ended June 30, 2017 were $10.2 million, compared to $7.8 million, an increase of $2.4 million or 30.4%. The increase was primarily driven by an increase in assets under management and the impact of notable and non-notable loss events during the six months ended June 30, 2016

•
Total expenses for the six months ended June 30, 2017 were $7.8 million, compared to $5.4 million for the six months ended June 30, 2016, an increase of $2.4 million or 43.8%, primarily driven by a higher allocation of costs to the AlphaCat segment.

•
Validus’ share of investment income from AlphaCat Funds and Sidecars was $9.0 million for the six months ended June 30, 2017 as compared to $10.0 million for the six months ended June 30, 2016, a decrease of $1.1 million or 10.7%.

Assets Under Management

	Assets Under Management (a)
(Dollars in thousands)	July 1, 2017	January 1, 2017
Assets Under Management - Related Party
AlphaCat Sidecars	$5,686	$7,729
AlphaCat ILS Funds - Lower Risk	79,808	124,297
AlphaCat ILS Funds - Higher Risk	84,663	83,881
AlphaCat Direct (b)	—	—
BetaCat ILS Funds	25,000	26,808
Total	$195,157	$242,715

Assets Under Management - Third Party
AlphaCat Sidecars	$20,590	$28,829
AlphaCat ILS Funds - Lower Risk	1,309,377	1,257,287
AlphaCat ILS Funds - Higher Risk	896,639	738,813
AlphaCat Direct (b)	534,555	444,668
BetaCat ILS Funds	118,493	29,000
Total	2,879,654	2,498,597
Total Assets Under Management	$3,074,811	$2,741,312

(a)	The Company’s assets under management are based on NAV and are represented by investments made by related parties and third parties in the feeder funds and on a direct basis.

(b)	AlphaCat Direct includes direct investments from third party investors in AlphaCat Re.
AlphaCat’s assets under management were $3.1 billion as at July 1, 2017, compared to $2.7 billion as at January 1, 2017. Third party assets under management were $2.9 billion as at July 1, 2017, compared to $2.5 billion as at January 1, 2017.
During the six months ended July 1, 2017, a total of $478.7 million of capital was raised, of which $468.7 million was raised from third parties. During the six months ended July 1, 2017, $208.0 million was returned to investors, of which $146.3 million was returned to third party investors.

Year to Date Results of Operations - Corporate and Investments
The following table presents the Corporate and Investment function’s income and expense items on a consolidated basis for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Investment income
Managed net investment income (a)	$74,255	$64,772

Corporate expenses
General and administrative expenses	36,024	34,055
Share compensation expenses	8,049	8,099
Finance expenses (b)	28,013	28,320
Dividends on preferred shares	4,406	—
Tax benefit (b)	(4,670)	(412)
Total Corporate expenses	71,822	70,062

Other items
Net realized (losses) gains on investments (b)	(623)	1,434
Change in net unrealized gains on investments (b)	30,291	77,130
Income (loss) from investment affiliates	14,654	(4,702)
Foreign exchange (losses) gains (b)	(6,220)	12,695
Other income	268	756
Transaction expenses	(4,427)	—
Total other items	33,943	87,313
Total Corporate and Investments	$36,376	$82,023

(a)
Managed net investment income excludes the components which are included in the Company’s share of AlphaCat, net realized and change in unrealized gains on managed investments and income (loss) from investment affiliates.

(b)	These items exclude the components which are included in the Company’s share of AlphaCat and amounts which are consolidated from VIEs.
Investments
Highlights of our managed investment portfolio for the six months ended June 30, 2017 as compared to 2016 were as follows:

•
Managed net investment income from our managed investment portfolio for the six months ended June 30, 2017 was $74.3 million compared to $64.8 million for the six months ended June 30, 2016, an increase of $9.5 million, or 14.6%. The increase was primarily driven by a strong performance from the Company’s fixed income funds.

•	Annualized effective yield for the six months ended June 30, 2017 was 2.31% compared to 2.06% for the six months ended June 30, 2016, an increase of 25 basis points.

•
Net realized losses on managed investments for the six months ended June 30, 2017 were $0.6 million compared to gains of $1.4 million for the six months ended June 30, 2016, an unfavorable movement of $2.1 million or 143.4%.

•
The change in net unrealized gains on managed investments for the six months ended June 30, 2017 was $30.3 million compared to $77.1 million for the six months ended June 30, 2016, an unfavorable movement of $46.8 million, or 60.7%. The unfavorable movement was primarily driven by changes in interest rates having less of an impact on the Company’s managed fixed maturity investment portfolio during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

•
Income from investment affiliates for the six months ended June 30, 2017 was $14.7 million compared to a loss of $4.7 million for the six months ended June 30, 2016, a favorable movement of $19.4 million. The income from investment affiliates represents equity earnings on investments in funds managed by Aquiline Capital Partners LLC.

Corporate Expenses and Other Items
Highlights for the six months ended June 30, 2017 as compared to 2016 were as follows:

•	General and administrative expenses for the six months ended June 30, 2017 were $36.0 million compared to $34.1 million for the six months ended June 30, 2016, an increase of $2.0 million or 5.8%.

•	Share compensation expenses for the six months ended June 30, 2017 were $8.0 million compared to $8.1 million for the six months ended June 30, 2016, a decrease of $0.1 million or 0.6%.

•
Finance expenses, excluding the Company’s share of AlphaCat finance expenses from consolidated VIEs, for the six months ended June 30, 2017 were $28.0 million compared to $28.3 million for the six months ended June 30, 2016, a decrease of $0.3 million or 1.1%.

•
The Company issued $250.0 million of preferred shares during the six months ended June 30, 2017 and $150.0 million of preferred shares during the six months ended June 30, 2016. Dividends paid on preferred shares during the six months ended June 30, 2017 were $4.4 million compared to $nil during the six months ended June 30, 2016.

•	Tax benefit for the six months ended June 30, 2017 was $4.7 million compared to $0.4 million for the six months ended June 30, 2016, an increase of $4.3 million.

•
Foreign exchange losses for the six months ended June 30, 2017 were $6.2 million compared to gains of $12.7 million for the six months ended June 30, 2016, an unfavorable movement of $18.9 million. The unfavorable movement was primarily driven by the Euro strengthening against the U.S. dollar during the six months ended June 30, 2017.

•
Transaction expenses for the six months ended June 30, 2017 were $4.4 million compared to $nil for the six months ended June 30, 2016 and are primarily comprised of legal, financial advisory and audit related services incurred in connection with the acquisition of CRS, which was completed on May 1, 2017.

Liquidity and Capital Resources
Investments
Managed investments represent assets governed by the Company’s Investment Policy Statement (“IPS”) whereas, non-managed investments represent assets held in support of consolidated AlphaCat VIEs which are not governed by the Company’s IPS. Refer to Note 6, “Variable interest entities,” to the Consolidated Financial Statements in Part I, Item 1 for further details.
The fair value of the Company’s investments, cash and cash equivalents and restricted cash as at June 30, 2017 and December 31, 2016 was as follows:

	Fair Value
	June 30, 2017	December 31, 2016
Managed investments, cash and cash equivalents and restricted cash
Fixed maturities
U.S. government and government agency	$646,436	$804,126
Non-U.S. government and government agency	292,504	240,791
U.S. states, municipalities and political subdivisions	227,949	271,830
Agency residential mortgage-backed securities	783,006	679,595
Non-agency residential mortgage-backed securities	26,683	15,477
U.S. corporate	1,386,484	1,534,508
Non-U.S. corporate	379,480	410,227
Bank loans	552,901	570,399
Asset-backed securities	502,056	526,814
Commercial mortgage-backed securities	316,190	330,932
Total fixed maturities	5,113,689	5,384,699
Short-term investments	255,516	228,386
Other investments
Fund of hedge funds	—	955
Hedge funds	18,303	17,381
Private equity investments	100,391	82,627
Fixed income investment funds	268,110	249,275
Overseas deposits	57,874	50,106
Mutual funds	3,940	5,368
Total other investments	448,618	405,712
Investment in investment affiliate	103,377	100,431
Cash and cash equivalents	796,476	415,419
Restricted cash	48,101	15,000
Total managed investments, cash and cash equivalents and restricted cash	$6,765,777	$6,549,647

Non-managed investments, cash and cash equivalents and restricted cash
Catastrophe bonds	$304,954	$158,331
Short-term investments	2,615,837	2,567,784
Cash and cash equivalents	3,929	4,557
Restricted cash	146,938	55,956
Total non-managed investments, cash and cash equivalents and restricted cash	3,071,658	2,786,628
Total investments and cash	$9,837,435	$9,336,275
As at June 30, 2017, the Company’s managed cash and investment portfolio totaled $6.8 billion (December 31, 2016: $6.5 billion). Refer to Note 4, “Investments,” to the Consolidated Financial Statements in Part I, Item 1 for further details related to the Company’s managed investments.
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
The Company’s IPS requires managed investments to have an average duration in the range of 0.75 years to 3.25 years. At June 30, 2017, the average duration of the Company’s managed investment portfolio was 2.02 years (December 31, 2016: 2.26 years). This duration is reviewed regularly based on changes in the duration of the Company’s liabilities and general market conditions.
The Company’s IPS also requires certain minimum credit quality standards for its managed fixed maturity portfolio, including a minimum weighted average portfolio rating of A+ for securities with ratings. Further limits on asset classes and security types are also mandated. In addition, the Company stress-tests the downside risks within its asset portfolio using internal and external inputs and stochastic modeling processes to help define and limit asset risks to acceptable levels that are consistent with our overall ERM framework. At June 30, 2017, the Company’s rated managed fixed maturity portfolio had an average credit quality rating of AA- (December 31, 2016: AA-). Refer to Note 4(a) to the Consolidated Financial Statements, “Investments,” in Part I, Item 1 for further details related to the investment ratings of the Company’s fixed maturity portfolio.
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

	June 30, 2017
(Dollars in thousands)	Fair Value	% of Total
Germany	$74,604	11.1%
Supranational	57,047	8.5%
United Kingdom	29,376	4.4%
Canada	25,419	3.8%
Province of Ontario	25,430	3.8%
France	11,484	1.7%
Jordan	10,064	1.5%
Other (individual jurisdictions below $10,000)	59,080	8.7%
Total Managed Non-U.S. Government Securities	292,504	43.5%
European Corporate Securities	167,740	25.0%
United Kingdom Corporate Securities	107,376	16.0%
Other Non-U.S. Corporate Securities	104,364	15.5%
Total Managed Non-U.S. Fixed Maturity Portfolio	$671,984	100.0%

	December 31, 2016
(Dollars in thousands)	Fair Value	% of Total
Germany	$66,886	10.3%
Supranational	41,502	6.4%
United Kingdom	36,178	5.6%
Canada	15,836	2.4%
Province of Ontario	12,387	1.9%
Norway	12,085	1.9%
France	10,360	1.6%
Jordan	10,080	1.5%
Other (individual jurisdictions below $10,000)	35,477	5.4%
Total Managed Non-U.S. Government Securities	240,791	37.0%
European Corporate Securities	173,326	26.6%
United Kingdom Corporate Securities	96,425	14.8%
Other Non-U.S. Corporate Securities	140,476	21.6%
Total Managed Non-U.S. Fixed Maturity Portfolio	$651,018	100.0%
At June 30, 2017, the Company did not have an aggregate exposure to any single issuer of more than 0.9% (December 31, 2016: 1.0%) of total managed investments and cash, other than with respect to government and agency securities. The top ten exposures to fixed income corporate issuers at June 30, 2017 were as follows:

	June 30, 2017
Issuer (a)	Fair Value (b)	S&P Rating (c)	% of Managed Investments and Cash
JPMorgan Chase & Co	$57,817	BBB+	0.9%
Bank of America Corp	53,459	BBB+	0.8%
Morgan Stanley	51,656	BBB+	0.8%
Citigroup Inc	44,525	BBB+	0.7%
Wells Fargo & Company	43,374	A	0.6%
Goldman Sachs Group	43,289	BBB+	0.6%
Bank of New York Mellon Corp	33,048	A	0.5%
Anheuser-Busch Inbev NV	28,753	A-	0.4%
Capital One Financial Corporation	28,617	BBB+	0.4%
Verizon Communications Inc.	28,438	BBB+	0.4%
Total	$412,976		6.1%

	December 31, 2016
Issuer (a)	Fair Value (b)	S&P Rating (c)	% of Managed Investments and Cash
JPMorgan Chase & Co	$66,827	BBB+	1.0%
Citigroup Inc	52,737	BBB	0.8%
Bank of America Corp	50,280	BBB+	0.8%
Morgan Stanley	48,273	BBB+	0.7%
Goldman Sachs Group	46,261	BBB+	0.7%
Wells Fargo & Company	44,596	A	0.7%
Anheuser-Busch Inbev NV	39,674	A-	0.6%
Bank of New York Mellon Corp	34,619	A	0.5%
HSBC Holdings plc	29,411	A	0.4%
US Bancorp	28,175	AA-	0.4%
Total	$440,853		6.6%

(a)	Issuers exclude government-backed government-sponsored enterprises and cash and cash equivalents.

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

Reserve for Losses and Loss Expenses
At June 30, 2017, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The following tables indicate the breakdown of gross and net reserves for losses and loss expenses between lines of business and between case reserves and IBNR.

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$410,232	$515,730	$925,962	$390,141	$440,531	$830,672
Marine	349,501	384,201	733,702	389,614	471,845	861,459
Specialty	280,942	798,795	1,079,737	259,251	473,656	732,907
Liability	196,124	369,666	565,790	198,766	371,391	570,157
Total	$1,236,799	$2,068,392	$3,305,191	$1,237,772	$1,757,423	$2,995,195

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$349,685	$384,321	$734,006	$330,213	$392,886	$723,099
Marine	291,186	337,390	628,576	337,550	369,908	707,458
Specialty	237,899	622,113	860,012	222,496	428,864	651,360
Liability	181,613	300,777	482,390	182,185	300,672	482,857
Total	$1,060,383	$1,644,601	$2,704,984	$1,072,444	$1,492,330	$2,564,774

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by operating segment for the three months ended June 30, 2017.

	Three Months Ended June 30, 2017
(Dollars in thousands)	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,107,080	$1,346,517	$615,428	$45,805	$(62,085)	$3,052,745
Loss reserves recoverable	(89,645)	(335,352)	(88,944)	—	62,085	(451,856)
Net reserves for losses and loss expenses, beginning of period	1,017,435	1,011,165	526,484	45,805	—	2,600,889
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Net reserves acquired (a)	—	—	23,753	—	—	23,753
Current year	127,784	109,265	97,471	4,919	—	339,439
Prior years	(23,099)	(15,876)	(463)	(3,852)	—	(43,290)
Total net incurred losses and loss expenses	104,685	93,389	97,008	1,067	—	296,149

Foreign exchange loss	11,848	7,735	—	633	—	20,216
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(7,970)	(21,423)	(13,365)	—	—	(42,758)
Prior years	(88,523)	(61,885)	(41,835)	(1,022)	—	(193,265)
Total net paid losses	(96,493)	(83,308)	(55,200)	(1,022)	—	(236,023)

Net reserve for losses and loss expenses, end of period	1,037,475	1,028,981	592,045	46,483	—	2,704,984
Loss reserves recoverable	101,926	364,658	196,018	—	(62,395)	600,207
Reserve for losses and loss expenses, end of period	$1,139,401	$1,393,639	$788,063	$46,483	$(62,395)	$3,305,191

(a)	Equals net reserves acquired of $42,575 less net reserves commuted at closing of $18,822.
For the three months ended June 30, 2017, favorable loss reserve development on prior accident years was $43.3 million, of which $23.1 million related to the Validus Re segment, $15.9 million related to the Talbot segment, $0.5 million related to the Western World segment and $3.9 million related to the AlphaCat segment.

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by operating segment for the six months ended June 30, 2017:

	Six Months Ended June 30, 2017
(Dollars in thousands)	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,116,753	$1,301,517	$589,500	$48,534	$(61,109)	$2,995,195
Loss reserves recoverable	(98,005)	(306,038)	(87,487)	—	61,109	(430,421)
Net reserves for losses and loss expenses, beginning of period	1,018,748	995,479	502,013	48,534	—	2,564,774
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Net reserves acquired (a)	—	—	23,753	—	—	23,753
Current year	242,718	244,491	172,615	10,431	—	670,255
Prior years	(51,879)	(44,690)	(682)	(7,270)	—	(104,521)
Total net incurred losses and loss expenses	190,839	199,801	171,933	3,161	—	565,734

Foreign exchange loss	20,594	11,158	—	781	—	32,533
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(10,226)	(22,506)	(17,724)	—	—	(50,456)
Prior years	(182,480)	(154,951)	(87,930)	(5,993)	—	(431,354)
Total net paid losses	(192,706)	(177,457)	(105,654)	(5,993)	—	(481,810)

Net reserves for losses and loss expenses, end of period	1,037,475	1,028,981	592,045	46,483	—	2,704,984
Loss reserves recoverable	101,926	364,658	196,018	—	(62,395)	600,207
Reserve for losses and loss expenses, end of period	$1,139,401	$1,393,639	$788,063	$46,483	$(62,395)	$3,305,191

(a)	Equals net reserves acquired of $42,575 less net reserves commuted at closing of $18,822.
For the six months ended June 30, 2017, favorable loss reserve development on prior accident years was $104.5 million, of which $51.9 million related to the Validus Re segment, $44.7 million related to the Talbot segment, $0.7 million related to the Western World segment and $7.3 million related to the AlphaCat segment.
For further information regarding the Company’s reserves for losses and loss expenses refer to Note 9, “Reserve for losses and loss expenses,” to the Consolidated Financial Statements in Part I, Item 1. The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned.
The management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of some notable loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for these events. The Company’s actual ultimate net loss may vary materially from these estimates. Ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review may be reserved for in the reserve for potential development on notable loss events (“RDE”) and would be included as part of the Company’s overall reserves. As at June 30, 2017 and December 31, 2016 the Company had no RDE.

For disclosure purposes, only those notable loss events which have an ultimate loss estimate above $30.0 million are disclosed separately and included in the reserves for notable loss event roll forward table below. To the extent that there are increased complexity and volatility factors relating to notable loss events in the aggregate, RDE may be established for a specific accident year. There were no notable loss events during the six months ended June 30, 2017.

		Year Ended December 31, 2016		Six Months Ended June 30, 2017
2016 Notable Loss Events	Initial estimate (a)	Development (Favorable) / Unfavorable	Closing Estimate (b)	Development (Favorable) / Unfavorable	Closing Estimate (b)
Canadian Wildfires	$36,915	$(17,265)	$19,650	$—	$19,650
Hurricane Matthew	39,140	—	39,140	22	39,162
2016 New Zealand Earthquake	31,421	—	31,421	—	31,421
Total	$107,476	$(17,265)	$90,211	$22	$90,233

		Paid Loss (Recovery)	Closing Reserve (c)	Paid Loss (Recovery)	Closing Reserve (c)
Canadian Wildfires		$5,676	$13,974	$2,729	$11,245
Hurricane Matthew		6,712	32,428	14,610	17,840
2016 New Zealand Earthquake		—	31,421	749	30,672
Total		$12,388	$77,823	$18,088	$59,757

(a)	Includes paid losses, case reserves and IBNR reserves.

(b)	Excludes impact of movements in foreign exchange rates.

(c)	Closing Reserve for the period equals Closing Estimate for the period less cumulative paid losses (recovery).
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
The following table details the capital resources of certain subsidiaries of the Company on an unconsolidated basis:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Validus Reinsurance, Ltd. (excluding capital supporting FAL) (a) (b)	$3,828,211	$3,720,595
Talbot Holdings, Ltd. (including capital supporting FAL) (b)	958,250	914,442
Other, net	208,833	(14,158)
Redeemable noncontrolling interests in AlphaCat	1,251,660	1,528,001
Noncontrolling interests in AlphaCat	415,658	165,977
Total consolidated capitalization	6,662,612	6,314,857
Senior notes payable	(245,463)	(245,362)
Debentures payable	(538,400)	(537,226)
Redeemable noncontrolling interests in AlphaCat	(1,251,660)	(1,528,001)
Total shareholders’ equity	4,627,089	4,004,268
Preferred shares (c)	(400,000)	(150,000)
Noncontrolling interests in AlphaCat	(415,658)	(165,977)
Total shareholders’ equity available to Validus common shareholders (c)	$3,811,431	$3,688,291

(a)	Validus Reinsurance, Ltd. (excluding capital supporting FAL) includes capital of $735,174 (December 31, 2016: $639,113) relating to Western World Insurance Group, Inc.

(b)
Validus Reinsurance, Ltd. (excluding capital supporting FAL) excludes capital of $755,323 (December 31, 2016: $723,888) which supports Talbot’s FAL. This capital was included in Talbot Holdings, Ltd. (including capital supporting FAL).

(c)	Total shareholders’ equity available to Validus common shareholders excludes the liquidation value of the preferred shares.

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
There are three main sources of cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by or used in operating, investing and financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the six months ended June 30, 2017 and 2016 is provided in the following table:

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Net cash provided by operating activities	$52,685	$69,443
Net cash used in investing activities	(214,370)	(469,003)
Net cash provided by financing activities	531,506	252,217
Effect of foreign currency rate changes on cash and cash equivalents	10,608	(6,968)
Net increase (decrease) in cash and cash equivalents	$380,429	$(154,311)
Operating Activities
Cash flow from operating activities is derived primarily from the receipt of premiums less the payment of losses and loss expenses related to underwriting activities.
Net cash provided by operating activities during the six months ended June 30, 2017 was $52.7 million compared to $69.4 million during the six months ended June 30, 2016, an unfavorable movement of $16.8 million. This unfavorable movement was primarily due to the timing of cash receipts and payments, notably with regard to premiums receivable and losses payable, respectively.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.
Investing Activities
Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. As at June 30, 2017, the Company’s portfolio was composed of fixed income, short-term and other investments and investments in investment affiliates amounting to $8.8 billion or 89.9% of total cash and investments. For further details related to investments pledged as collateral, refer to Note 4, “Investments,” to the Consolidated Financial Statements in Part I, Item 1.
Net cash used in investing activities during the six months ended June 30, 2017 was $214.4 million compared to $469.0 million for the six months ended June 30, 2016, a decrease of $254.6 million. This decrease was primarily driven by cash used to fund the Company’s acquisition of CRS and lower purchases of short-term investments during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance and purchase of shares in the Company and its subsidiaries, including third party investments in the AlphaCat ILS funds and sidecars, as well as the issuance of notes payable to AlphaCat investors.
Net cash provided by financing activities during the six months ended June 30, 2017 was $531.5 million compared to $252.2 million during the six months ended June 30, 2016, an increase of $279.3 million. The increase during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily driven by increases in the net proceeds received on the issuance of preferred shares of $96.8 million, an increase in net third party investments from AlphaCat investors of $92.3 million and a decrease in share repurchases of $115.1 million.
Capital Resources
The following table details the Company’s capital position as at June 30, 2017 and December 31, 2016.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Senior Notes (a)	$245,463	$245,362
Junior Subordinated Deferrable Debentures (JSDs) (a)	289,800	289,800
Flagstone Junior Subordinated Deferrable Debentures (JSDs) (a)	248,600	247,426
Total debt	$783,863	$782,588

Redeemable noncontrolling interests	$1,251,660	$1,528,001

Preferred shares, liquidation value (b)	$400,000	$150,000
Ordinary shares, capital and surplus available to Validus common shareholders	3,831,355	3,711,507
Accumulated other comprehensive loss	(19,924)	(23,216)
Noncontrolling interests	415,658	165,977
Total shareholders’ equity	$4,627,089	$4,004,268

Total capitalization (c)	$6,662,612	$6,314,857

Total capitalization available to Validus (d)	$4,995,294	$4,620,879

Debt to total capitalization	11.8%	12.4%
Debt (excluding JSDs) to total capitalization	3.7%	3.9%
Debt and preferred shares to total capitalization	17.8%	14.8%

Debt to total capitalization available to Validus	15.7%	16.9%
Debt (excluding JSDs) to total capitalization available to Validus	4.9%	5.3%
Debt and preferred shares to total capitalization available to Validus	23.7%	20.2%

(a)	Refer to Part I, Item 1, Note 13 to the Consolidated Financial Statements, “Debt and financing arrangements,” for further details and discussion on the debt and financing arrangements of the Company.

(b)	Refer to Part I, Item 1, Note 11 to the Consolidated Financial Statements, “Share capital,” for further details and discussion on the Company’s preferred shares.

(c)	Total capitalization equals total shareholders’ equity plus redeemable noncontrolling interests and total debt.

(d)	Total capitalization available to Validus equals total capitalization as per (c) less redeemable noncontrolling interests and noncontrolling interests.
Shareholders’ Equity
Shareholders’ equity available to Validus common shareholders at June 30, 2017 was $3.8 billion, compared to $3.7 billion at December 31, 2016. Including $400.0 million of preferred shares at June 30, 2017 (December 31, 2016: $150.0 million), shareholders’ equity available to Validus at June 30, 2017 was $4.2 billion, compared to $3.8 billion at December 31, 2016.
On May 10, 2017, the Company announced a quarterly cash dividend of $0.38 (2016: $0.35) per common share and a quarterly cash dividend of $0.3671875 per depositary share on its outstanding Series A Preferred Shares. The common share dividend was paid on June 30, 2017 to holders of record on June 15, 2017. The preferred share dividend was paid on June 15, 2017 to holders of record on June 1, 2017.
The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon results of operations and cash flows, the Company’s financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.
The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. The Company has repurchased 80,829,523 common shares for an aggregate purchase price of $2.7 billion from the inception of the share repurchase program to July 31, 2017. The Company had $303.3 million remaining under its authorized share repurchase program as of July 31, 2017.

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
Debt and Financing Arrangements
For additional information about our debt, including the terms of our financing arrangements, basis for interest rates and debt covenants, refer to Part I, Item 1, Note 13 to the Consolidated Financial Statements, “Debt and financing arrangements” and Part I, Item 1, Note 20 to the Consolidated Financial Statements, “Debt and financing arrangements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Noncontrolling interests
Investors in certain of the AlphaCat and BetaCat ILS funds have rights that enable them, subject to certain limitations, to redeem their shares. The third party equity is therefore recorded in the Company’s Consolidated Balance Sheets as redeemable noncontrolling interests. When and if a redemption notice is received, the fair value of the redemption is reclassified to a liability. As at June 30, 2017 and December 31, 2016, the amount of the Company’s total capitalization owed to third parties as redeemable noncontrolling interests was $1.3 billion and $1.5 billion, respectively.
The AlphaCat sidecars and one of the AlphaCat ILS funds have no shareholder redemption rights. Therefore, the third party equity is recorded in the Company’s Consolidated Balance Sheets as noncontrolling interests. As at June 30, 2017 and December 31, 2016, the amount of the Company’s total capitalization owed to third parties as noncontrolling interests was $415.7 million and $166.0 million, respectively. Refer to Part I, Item I, Notes 6 and 7 to the Consolidated Financial Statements, “Variable Interest Entities,” and “Noncontrolling interests,” respectively, for further details.
Ratings
The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of August 2, 2017:

	A.M. Best	S&P	Moody’s	Fitch
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB+	Baa1	A-
Senior debt	bbb	BBB+	Baa1	BBB+
Subordinated debt	bbb-	—	Baa2	BBB
Preferred stock	bb+	BBB-	Baa3	BBB
Outlook on ratings	Positive	Stable	Stable	Stable

Validus Reinsurance, Ltd.
Financial strength rating	A	A	A2	A
Outlook on ratings	Stable	Stable	Stable	Stable

Lloyd’s of London
Financial strength rating applicable to all Lloyd’s syndicates	A	A+	—	AA-
Outlook on ratings	Stable	Stable	—	Negative

Validus Reinsurance (Switzerland) Ltd
Financial strength rating	A	A	—	—
Outlook on ratings	Stable	Stable	—	—

Western World Insurance Company
Financial strength rating	A	—	—	—
Outlook on ratings	Stable	—	—	—

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

•
termination of or changes in the terms of the U.S. multiple peril crop insurance program and termination or changes to the U.S. Farm Bill, including modifications to the Standard Reinsurance Agreement put in place by the Risk Management Agency of the U.S. Department of Agriculture; and

•
the other factors set forth under Part I Item 1A “Risk Factors” and under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as the risk and other factors set forth in the Company’s other filings with the SEC, as well as management’s response to any of the aforementioned factors.

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
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company acquired all of the outstanding capital stock of CRS on May 1, 2017. CRS’ total assets and net premiums earned represented approximately 8.2% and 4.1%, respectively of the Company’s total assets and net premiums earned as at and for the six months ended June 30, 2017. CRS has been excluded from the Company’s assessment scope for the effectiveness of internal control over financial reporting as at June 30, 2017 because it was acquired by the Company in a purchase business combination during 2017.
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
As at June 30, 2017, the Company was not a party to, or involved in any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
ITEM 1A. RISK FACTORS
The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In addition to the risk factors identified therein, as a result of the Company’s acquisition of CRS on May 1, 2017, the Company has identified the following additional risk factors which it considers to be applicable:
The terms of the Federal Multi-Peril Crop Insurance Program may change and adversely impact us.
Stratford Insurance Company (“Stratford”), a subsidiary of Western World, currently participates in the U.S. Federal Multi-Peril Crop Insurance Program ("MPCI") sponsored by the Risk Management Agency of the U.S. Department of Agriculture (the "RMA"). The U.S. Farm Bill was signed into law February 2014, which fixes the terms of the MPCI program, is subject to change by the U. S. Congress at any time. Stratford's agriculture insurance premiums, which are primarily driven by MPCI, represent a large portion of Western World’s business, totaling $50.0 million of net premiums earned during the three months ended June 30, 2017, and representing 38.3% of the total net premiums earned in the Western World segment.
The RMA periodically reviews and proposes changes to the Standard Reinsurance Agreement (“SRA”) used in connection with the MPCI program and such changes to the SRA could adversely affect the financial results of crop insurers such as Stratford.
As an agriculture (re)insurer, we could face losses from commodity price volatility.
A significant portion of our agriculture (re)insurance business provides revenue protection to farmers for their expected crop revenues, which can be affected by changes in crop prices. We face the risk that significant losses could be incurred in the event of a decline in the applicable commodity prices prior to harvest. While this risk is partially mitigated by policyholder retentions, it is possible that large declines in the commodity prices of the major crops we (re)insure, including corn, soybeans, cotton and wheat, could have a material adverse effect on our results of operations or financial condition if we are unable to effectively (re)insure these risks.

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
The Company repurchased 267,953 common shares during the three months ended June 30, 2017. The Company has, from the inception of its share repurchase program to July 31, 2017, repurchased 80,829,523 common shares for an aggregate purchase price of $2.7 billion. As of July 31, 2017, the Company had $303.3 million remaining under its authorized share repurchase program.
The table below details the following repurchases that were made under the Program through to July 31, 2017:

	Total shares repurchased under publicly announced repurchase program
(Dollars in thousands, except share and per share amounts)	Total number of shares repurchased	Aggregate Purchase Price (a)	Average Price per Share (a)	Approximate dollar value of shares that may yet be purchased under the Program
Cumulative inception-to-date to December 31, 2016	80,508,849	$2,704,406	$33.59	$319,995

Cumulative for the three months ended March 31, 2017	—	—	$—	$319,995

June 2017	267,953	13,996	$52.23	$305,999
Cumulative for the three months ended June 30, 2017	267,953	13,996	$52.23
Cumulative inception-to-date to June 30, 2017	80,776,802	$2,718,402	$33.65	$305,999

Repurchases made subsequent to quarter-end:
July 1 - 31, 2017	52,721	$2,737	$51.91	$303,262

(a)	Share transactions are on a trade date basis through July 31, 2017 and are inclusive of commissions. Average share price is rounded to two decimal places.
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

Exhibit 4.1
Certificate of Designations of 5.800% Non-Cumulative Preference Shares, Series B, of Validus Holdings, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 20, 2017)

Exhibit 4.2	Form of share certificate evidencing 5.800% Non-Cumulative Preference Shares, Series B (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 20, 2017)

Exhibit 4.3	Form of depositary receipt (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 20, 2017)

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 101.1 INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	August 2, 2017	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	August 2, 2017	/s/ Jeffrey D. Sangster
Jeffrey D. Sangster
Executive Vice President and Chief Financial Officer