Form 10-Q
period 2017-11-02
VALIDUS HOLDINGS LTD
filed 2017-11-02
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2017 there were 79,461,813 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Validus Holdings, Ltd.
Consolidated Balance Sheets
As at September 30, 2017 (unaudited) and December 31, 2016
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Fixed maturity investments trading, at fair value (amortized cost: 2017—$5,421,546; 2016—$5,584,599)	$5,419,966	$5,543,030
Short-term investments trading, at fair value (amortized cost: 2017—$2,992,939; 2016—$2,796,358)	2,993,246	2,796,170
Other investments, at fair value (cost: 2017—$439,991; 2016—$380,130)	471,300	405,712
Investments in investment affiliates, equity method (cost: 2017—$60,228; 2016—$84,840)	92,079	100,431
Cash and cash equivalents	965,630	419,976
Restricted cash	89,403	70,956
Total investments and cash	10,031,624	9,336,275
Premiums receivable	1,569,374	725,390
Deferred acquisition costs	258,078	209,227
Prepaid reinsurance premiums	207,618	77,996
Securities lending collateral	2,115	9,779
Loss reserves recoverable	1,335,016	430,421
Paid losses recoverable	77,730	35,247
Income taxes recoverable	9,704	4,870
Deferred tax asset	52,228	43,529
Receivable for investments sold	37,493	3,901
Intangible assets	173,398	115,592
Goodwill	227,701	196,758
Accrued investment income	27,976	26,488
Other assets	591,185	134,282
Total assets	$14,601,240	$11,349,755
Liabilities
Reserve for losses and loss expenses	$4,935,637	$2,995,195
Unearned premiums	1,526,465	1,076,049
Reinsurance balances payable	527,881	54,781
Securities lending payable	2,581	10,245
Deferred tax liability	4,198	3,331
Payable for investments purchased	84,431	29,447
Accounts payable and accrued expenses	478,892	587,648
Notes payable to AlphaCat investors	1,107,618	278,202
Senior notes payable	245,513	245,362
Debentures payable	538,910	537,226
Total liabilities	9,452,126	5,817,486
Commitments and contingent liabilities
Redeemable noncontrolling interests	1,133,880	1,528,001
Shareholders’ equity
Preferred shares (Issued and Outstanding: 2017—16,000; 2016—6,000)	400,000	150,000
Common shares (Issued: 2017—161,956,886; 2016—161,279,976; Outstanding: 2017—79,457,253; 2016—79,132,252)	28,342	28,224
Treasury shares (2017—82,499,633; 2016—82,147,724)	(14,437)	(14,376)
Additional paid-in capital	812,266	821,023
Accumulated other comprehensive loss	(18,430)	(23,216)
Retained earnings	2,728,546	2,876,636
Total shareholders’ equity available to Validus	3,936,287	3,838,291
Noncontrolling interests	78,947	165,977
Total shareholders’ equity	4,015,234	4,004,268
Total liabilities, noncontrolling interests and shareholders’ equity	$14,601,240	$11,349,755
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
For the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenues
Gross premiums written	$523,856	$372,418	$2,507,615	$2,309,251
Reinsurance premiums ceded	(116,860)	(45,006)	(373,188)	(249,070)
Net premiums written	406,996	327,412	2,134,427	2,060,181
Change in unearned premiums	316,212	236,363	(204,816)	(351,415)
Net premiums earned	723,208	563,775	1,929,611	1,708,766
Net investment income	44,458	43,514	128,913	112,232
Net realized gains on investments	906	4,397	2,016	6,537
Change in net unrealized (losses) gains on investments	(5,197)	5,459	24,472	84,331
Income (loss) from investment affiliates	1,011	453	15,665	(4,249)
Other insurance related income and other income (loss)	3,571	(610)	6,240	1,627
Foreign exchange (losses) gains	(1,404)	(766)	(7,164)	11,765
Total revenues	766,553	616,222	2,099,753	1,921,009
Expenses
Losses and loss expenses	1,254,602	258,394	1,820,336	789,971
Policy acquisition costs	115,590	113,434	344,486	328,593
General and administrative expenses	70,342	82,443	254,615	258,339
Share compensation expenses	9,443	10,501	30,080	32,465
Finance expenses	14,523	14,521	42,675	43,890
Transaction expenses	—	—	4,427	—
Total expenses	1,464,500	479,293	2,496,619	1,453,258
(Loss) income before taxes, (loss) from operating affiliate and loss (income) attributable to AlphaCat investors	(697,947)	136,929	(396,866)	467,751
Tax benefit (expense)	2,632	(1,830)	7,168	(1,418)
(Loss) from operating affiliate	—	—	—	(23)
Loss (income) attributable to AlphaCat investors	74,130	(5,564)	54,797	(16,278)
Net (loss) income	(621,185)	129,535	(334,901)	450,032
Net loss (income) attributable to noncontrolling interests	376,366	(37,439)	290,144	(96,163)
Net (loss) income (attributable) available to Validus	(244,819)	92,096	(44,757)	353,869
Dividends on preferred shares	(5,627)	(2,252)	(10,033)	(2,252)
Net (loss) income (attributable) available to Validus common shareholders	$(250,446)	$89,844	$(54,790)	$351,617

Comprehensive (loss) income
Net (loss) income	$(621,185)	$129,535	$(334,901)	$450,032
Other comprehensive income (loss)
Change in foreign currency translation adjustments	1,481	(1,370)	3,567	(6,685)
Change in minimum pension liability, net of tax	—	(1,101)	1,252	(705)
Change in fair value of cash flow hedge	13	(439)	(33)	(1,133)
Other comprehensive income (loss)	1,494	(2,910)	4,786	(8,523)
Comprehensive loss (income) attributable to noncontrolling interests	376,366	(37,439)	290,144	(96,163)
Comprehensive (loss) income (attributable) available to Validus	$(243,325)	$89,186	$(39,971)	$345,346

Earnings per common share
Basic (loss) earnings per share (attributable) available to Validus common shareholders	$(3.17)	$1.12	$(0.69)	$4.31
(Loss) earnings per diluted share (attributable) available to Validus common shareholders	$(3.17)	$1.11	$(0.69)	$4.24
Cash dividends declared per common share	$0.38	$0.35	$1.14	$1.05

Weighted average number of common shares and common share equivalents outstanding:
Basic	78,994,335	80,134,394	79,132,856	81,635,496
Diluted	78,994,335	81,244,556	79,132,856	82,938,624
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2017 and 2016 (unaudited)
(Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Preferred shares
Balance, beginning of period	$150,000	$—
Preferred shares issued	250,000	150,000
Balance, end of period	$400,000	$150,000

Common shares
Balance, beginning of period	$28,224	$28,100
Common shares issued, net	118	123
Balance, end of period	$28,342	$28,223

Treasury shares
Balance, beginning of period	$(14,376)	$(13,592)
Repurchase of common shares	(61)	(728)
Balance, end of period	$(14,437)	$(14,320)

Additional paid-in capital
Balance, beginning of period	$821,023	$1,002,980
Offering expenses on preferred shares	(8,314)	(5,148)
Common shares redeemed, net	(12,241)	(7,754)
Repurchase of common shares	(18,282)	(195,287)
Share compensation expenses	30,080	32,465
Balance, end of period	$812,266	$827,256

Accumulated other comprehensive loss
Balance, beginning of period	$(23,216)	$(12,569)
Other comprehensive income (loss)	4,786	(8,523)
Balance, end of period	$(18,430)	$(21,092)

Retained earnings
Balance, beginning of period	$2,876,636	$2,634,056
Net (loss) income	(334,901)	450,032
Net loss (income) attributable to noncontrolling interests	290,144	(96,163)
Dividends on preferred shares	(10,033)	(2,252)
Dividends on common shares	(93,300)	(88,120)
Balance, end of period	$2,728,546	$2,897,553

Total shareholders’ equity available to Validus	$3,936,287	$3,867,620
Noncontrolling interests	78,947	222,996
Total shareholders’ equity	$4,015,234	$4,090,616
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016 (unaudited)
(Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Cash flows provided by (used in) operating activities
Net (loss) income	$(334,901)	$450,032
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	30,080	32,465
Loss on deconsolidation of AlphaCat ILS fund	402	—
Amortization of discount on senior notes	81	81
(Income) loss from investment affiliates	(15,665)	4,249
Net realized and change in net unrealized gains on investments	(26,488)	(90,868)
Amortization of intangible assets	6,115	4,248
Loss from operating affiliate	—	23
Foreign exchange gains included in net income	(14,179)	(4,585)
Amortization of premium on fixed maturity investments	11,178	13,381
Change in:
Premiums receivable	(275,782)	(288,048)
Deferred acquisition costs	(52,967)	(68,920)
Prepaid reinsurance premiums	97,535	(41,813)
Loss reserves recoverable	(847,186)	(97,742)
Paid losses recoverable	(24,598)	(13,165)
Reserve for losses and loss expenses	1,822,992	66,561
Unearned premiums	43,767	393,228
Reinsurance balances payable	177,798	2,726
Other operational balance sheet items, net	(294,300)	(107,257)
Net cash provided by operating activities	303,882	254,596

Cash flows provided by (used in) investing activities
Proceeds on sales of fixed maturity investments	2,533,122	2,047,496
Proceeds on maturities of fixed maturity investments	356,073	256,082
Purchases of fixed maturity investments	(2,746,360)	(2,317,674)
Purchases of short-term investments, net	(188,928)	(540,102)
Purchases of other investments, net	(53,617)	(53,627)
Decrease (increase) in securities lending collateral	7,664	(5,766)
Redemption from operating affiliates	—	369
Distributions from (investments in) investment affiliates, net	24,017	(16,307)
Increase in restricted cash	(18,447)	(39,778)
Purchase of subsidiary, net of cash acquired	(183,923)	—
Net cash used in investing activities	(270,399)	(669,307)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of notes payable to AlphaCat investors	310,548	296,527
Net proceeds on issuance of preferred shares	241,686	144,852
Redemption of common shares, net	(12,123)	(7,631)
Purchases of common shares under share repurchase program	(18,343)	(196,015)
Dividends paid on preferred shares	(10,033)	(2,252)
Dividends paid on common shares	(93,615)	(87,901)
(Decrease) increase in securities lending payable	(7,664)	5,766
Third party investment in redeemable noncontrolling interests	237,199	381,950
Third party redemption of redeemable noncontrolling interests	(157,534)	(17,284)
Third party investment in noncontrolling interests	258,300	171,674
Third party distributions of noncontrolling interests	(197,250)	(127,103)
Third party subscriptions deployed in AlphaCat Funds and Sidecars	(57,452)	(412,736)
Net cash provided by financing activities	493,719	149,847
Effect of foreign currency rate changes on cash and cash equivalents	18,452	(14,253)
Net increase (decrease) in cash and cash equivalents	545,654	(279,117)
Cash and cash equivalents - beginning of period	419,976	723,109
Cash and cash equivalents - end of period	$965,630	$443,992

Supplemental disclosure of cash flow information:
Taxes paid during the period	$2,810	$5,914
Interest paid during the period	$46,388	$46,072
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
2. Recent accounting pronouncements
Recently issued accounting standards not yet adopted
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815).” This ASU is directed at targeted improvements to accounting for hedging activities. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.
3. Business combination
On May 1, 2017, Western World Insurance Group, Inc. (“Western World”), a wholly owned subsidiary of the Company acquired all of the outstanding capital stock of Crop Risk Services (“CRS”) for an aggregate purchase price of $185,576 in cash. CRS is a primary crop insurance managing general agent (“MGA”) based in Decatur, Illinois with 1,170 agents across 36 states. CRS does not have insurance licenses of its own, but acts solely as an MGA in that it can produce business for any properly licensed entity on a commission basis. Concurrent with closing of the transaction, Stratford Insurance Company (“Stratford”), a wholly–owned subsidiary of Western World, was granted the required licenses to write crop insurance in the United States and executed several agreements to transfer the related agriculture book of business to Stratford.
The CRS acquisition was undertaken to expand the Company’s presence in U.S. primary specialty lines.

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
The purchase of CRS was a taxable transaction and as such, goodwill and intangibles recorded at closing will be deductible for income tax purposes. The Company has recognized and recorded a deferred tax asset of $6,443 which results from the excess of tax-deductible goodwill over book value goodwill as recognized in the purchase price allocation.
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables reconcile the carrying amount of goodwill and intangible assets from December 31, 2016 to September 30, 2017:

	Goodwill
	Nine Months Ended September 30, 2017
	Talbot	Western World	Total
Balance at December 31, 2016	$20,393	$176,365	$196,758
Additions	—	30,943	30,943
Balance at September 30, 2017	$20,393	$207,308	$227,701

	Intangible assets
	Nine Months Ended September 30, 2017
	Talbot	Western World	Total
Balance at December 31, 2016	$93,924	$21,668	$115,592
Additions	—	63,921	63,921
Amortization	(2,081)	(4,034)	(6,115)
Balance at September 30, 2017	$91,843	$81,555	$173,398

	Intangible assets
	Nine Months Ended September 30, 2017
	With a Finite Life	With an Indefinite Life	Total
Balance at December 31, 2016	$11,424	$104,168	$115,592
Additions	63,921	—	63,921
Amortization	(6,115)	—	(6,115)
Balance at September 30, 2017	$69,230	$104,168	$173,398
Operating results of CRS have been included in the Consolidated Financial Statements from the May 1, 2017 acquisition date.
The following selected unaudited information has been provided to present a summary of the results of CRS that have been included in the Consolidated Financial Statements for the three and nine months ended September 30, 2017.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net premiums written	$32,852	$39,840
Net premiums earned	$98,757	$148,801
Total underwriting deductions	$84,826	$129,606
Underwriting income, before general and administrative expenses	$13,931	$19,195

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
The amortized cost (or cost) and fair value of the Company’s investments as at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
Managed investments
U.S. government and government agency	$598,607	$595,694	$809,392	$804,126
Non-U.S. government and government agency	288,296	290,538	245,651	240,791
U.S. states, municipalities and political subdivisions	205,880	206,667	271,742	271,830
Agency residential mortgage-backed securities	830,542	828,400	684,490	679,595
Non-agency residential mortgage-backed securities	38,806	38,993	15,858	15,477
U.S. corporate	1,457,073	1,466,739	1,540,036	1,534,508
Non-U.S. corporate	390,519	392,242	418,520	410,227
Bank loans	471,855	464,464	579,121	570,399
Asset-backed securities	520,594	522,524	528,563	526,814
Commercial mortgage-backed securities	315,585	314,221	333,740	330,932
Total fixed maturities	5,117,757	5,120,482	5,427,113	5,384,699
Short-term investments	258,339	258,646	228,574	228,386
Other investments
Fund of hedge funds	—	—	1,457	955
Hedge funds	11,292	19,233	11,292	17,381
Private equity investments	88,299	107,230	66,383	82,627
Fixed income investment funds	282,707	285,034	247,967	249,275
Overseas deposits	55,775	55,775	50,106	50,106
Mutual funds	1,918	4,028	2,925	5,368
Total other investments	439,991	471,300	380,130	405,712
Investments in investment affiliates (a)	60,228	92,079	84,840	100,431
Total managed investments	$5,876,315	$5,942,507	$6,120,657	$6,119,228
Non-managed investments
Catastrophe bonds	$303,789	$299,484	$157,486	$158,331
Short-term investments	2,734,600	2,734,600	2,567,784	2,567,784
Total non-managed investments	3,038,389	3,034,084	2,725,270	2,726,115
Total investments	$8,914,704	$8,976,591	$8,845,927	$8,845,343

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
The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturity investments as at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Fair Value	% of Total	Fair Value	% of Total
Managed fixed maturities
AAA	$2,349,803	43.3%	$2,405,597	43.4%
AA	437,215	8.1%	538,289	9.7%
A	1,060,849	19.6%	1,081,949	19.5%
BBB	752,808	13.9%	740,861	13.4%
Total investment grade managed fixed maturities	4,600,675	84.9%	4,766,696	86.0%
BB	177,667	3.2%	213,568	3.9%
B	156,590	2.9%	177,737	3.2%
CCC	5,286	0.1%	13,371	0.2%
NR	180,264	3.4%	213,327	3.8%
Total non-investment grade fixed maturities	519,807	9.6%	618,003	11.1%
Total managed fixed maturities	$5,120,482	94.5%	$5,384,699	97.1%

Non-managed catastrophe bonds
AAA	$1,650	0.0%	$—	0.0%
Total investment grade non-managed fixed maturities	1,650	0.0%	—	0.0%
BB	28,031	0.5%	29,731	0.6%
B	2,755	0.1%	4,524	0.1%
NR	267,048	4.9%	124,076	2.2%
Total non-investment grade non-managed fixed maturities	297,834	5.5%	158,331	2.9%
Total non-managed fixed maturities	299,484	5.5%	158,331	2.9%
Total fixed maturities	$5,419,966	100.0%	$5,543,030	100.0%

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost and fair value amounts for the Company’s fixed maturity investments held at September 30, 2017 and December 31, 2016 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Managed fixed maturities
Due in one year or less	$279,069	$278,118	$350,733	$346,161
Due after one year through five years	2,418,737	2,416,963	2,954,856	2,933,146
Due after five years through ten years	534,922	535,538	430,365	426,647
Due after ten years	179,502	185,725	128,508	125,927
	3,412,230	3,416,344	3,864,462	3,831,881
Asset-backed and mortgage-backed securities	1,705,527	1,704,138	1,562,651	1,552,818
Total managed fixed maturities	$5,117,757	$5,120,482	$5,427,113	$5,384,699

Non-managed catastrophe bonds
Due in one year or less	$88,949	$88,202	$43,664	$45,418
Due after one year through five years	209,340	206,117	112,572	111,656
Due after five years through ten years	5,500	5,165	1,250	1,257
Total non-managed fixed maturities	303,789	299,484	157,486	158,331
Total fixed maturities	$5,421,546	$5,419,966	$5,584,599	$5,543,030

(b)	Other investments
The following tables set forth certain information regarding the Company’s other investment portfolio as at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Fair Value	Investments with redemption restrictions	Investments without redemption restrictions	Redemption frequency (a)	Redemption notice period (a)
Hedge funds	19,233	19,233	—
Private equity investments	107,230	107,230	—
Fixed income investment funds	285,034	249,999	35,035	Daily	Daily to 2 days
Overseas deposits	55,775	55,775	—
Mutual funds	4,028	—	4,028	Daily	Daily
Total other investments	$471,300	$432,237	$39,063

	December 31, 2016
	Fair Value	Investments with redemption restrictions	Investments without redemption restrictions	Redemption frequency (a)	Redemption notice period (a)
Fund of hedge funds	$955	$955	$—
Hedge funds	17,381	17,381	—
Private equity investments	82,627	82,627	—
Fixed income investment funds	249,275	218,333	30,942	Daily	2 days
Overseas deposits	50,106	50,106	—
Mutual funds	5,368	—	5,368	Daily	Daily
Total other investments	$405,712	$369,402	$36,310

(a)	The redemption frequency and notice periods only apply to investments without redemption restrictions.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Other investments include alternative investments in various funds and pooled investment schemes. These alternative investments employ various investment strategies primarily involving, but not limited to, investments in collateralized obligations, fixed income securities, private equities, distressed debt and equity securities. Certain debt-like investments totaling $274,651 are either rated or consist of underlying securities or instruments which carry credit ratings issued by nationally recognized statistical rating organizations. Other equity-like investments totaling $196,649 are unrated given the nature of their underlying assets, such as private equity investments, and as such do not carry credit ratings.
Certain securities included in other investments are subject to redemption restrictions and are unable to be redeemed from the funds. Distributions from these funds will be received as the underlying investments of the funds are liquidated. Currently, it is not known to the Company when these underlying assets will be sold by their investment managers; however, it is estimated that the majority of the underlying assets of the investments would liquidate over five to ten years from inception of the funds. In addition, one of the investment funds with a fair value of $195,903 (December 31, 2016: $184,749), has various lock-up periods of approximately two years or less as at September 30, 2017 and may also impose a redemption gate. A lock-up period refers to the initial amount of time an investor is contractually required to remain invested before having the ability to redeem. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. The underlying investments held in the overseas deposit funds are liquid and will generally trade freely in an open market. However, the Company’s ability to withdraw from the overseas deposit funds is restricted by an annual and quarterly funding and release process for Lloyd’s market participants.
The Company’s maximum exposure to any of these alternative investments is limited to the amount invested and any remaining capital commitments. Refer to Note 15, “Commitments and contingencies,” for further details. As at September 30, 2017, the Company does not have any plans to sell any of the other investments listed above.
(c)    Investments in investment affiliates
Included in the Company’s managed investment portfolio as at September 30, 2017 were investments in Aquiline Financial Services Fund II L.P. (“Aquiline II”), Aquiline Financial Services Fund III L.P. (“Aquiline III”) and Aquiline Technology Growth Fund L.P. (“Aquiline Tech”).

Aquiline II and III

For further information regarding Aquiline II and III please refer to Note 7(c), “Investments in investment affiliates,” included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. As at September 30, 2017, the Company’s total unfunded investment commitment to Aquiline II and III was $3,229 and $66,285, respectively (December 31, 2016: $2,040 and $62,031).

Aquiline Tech

On March 20, 2017, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Aquiline Technology Growth GP Ltd, (the “General Partner”) pursuant to which the Company committed and agreed to purchase limited partnership or other comparable limited liability equity interests in Aquiline Tech, a Cayman Islands exempted limited partnership, with a capital commitment in an amount equal to $20,000. The limited partnership interests are governed by the terms of an amended and restated exempted limited partnership agreement. As at September 30, 2017, the unfunded investment commitment to Aquiline Tech was $17,858.

The following table presents a reconciliation of the Company’s beginning and ending investments in investment affiliates for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investments in investment affiliates, beginning of period	$103,377	$99,278	$100,431	$87,673
Net capital (distributions) contributions	(12,309)	—	(24,017)	16,307
Income (loss) from investment affiliates	1,011	453	15,665	(4,249)
Investments in investment affiliates, end of period	$92,079	$99,731	$92,079	$99,731

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the Company’s investments in investment affiliates as at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline II	$33,349	—%	8.1%	$50,695
Aquiline III	24,737	—%	9.0%	39,530
Aquiline Tech	2,142	—%	10.6%	1,854
Total investments in investment affiliates	$60,228			$92,079

	December 31, 2016
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline II	$46,871	—%	8.1%	$61,999
Aquiline III	37,969	—%	9.0%	38,432
Total investments in investment affiliates	$84,840			$100,431
(d)    Net investment income
Net investment income was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Managed investments
Fixed maturities and short-term investments	$30,823	$30,572	$93,706	$89,210
Other investments	7,391	11,768	21,832	20,666
Cash and cash equivalents and restricted cash	1,230	891	2,556	2,136
Securities lending income	3	22	23	39
Total gross investment income	39,447	43,253	118,117	112,051
Investment expenses	(2,356)	(2,182)	(6,771)	(6,208)
Total managed net investment income	$37,091	$41,071	$111,346	$105,843
Non managed investments
Fixed maturities and short-term investments	$3,941	$1,970	$11,501	$5,242
Restricted cash, cash and cash equivalents	3,426	473	6,066	1,147
Total non-managed net investment income	7,367	2,443	17,567	6,389
Total net investment income	$44,458	$43,514	$128,913	$112,232
Net investment income from other investments includes distributed and undistributed net income from hedge funds, overseas deposits and certain fixed income investment funds.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(e)    Net realized and change in net unrealized (losses) gains on investments
The following table sets forth an analysis of net realized gains and the change in net unrealized (losses) gains on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Managed fixed maturities, short-term and other investments
Gross realized gains	$5,170	$4,544	$13,035	$11,067
Gross realized (losses)	(4,267)	(464)	(12,755)	(5,553)
Net realized gains on investments	903	4,080	280	5,514
Change in net unrealized gains on investments	941	4,652	31,232	81,782
Total net realized and change in net unrealized gains on managed investments	$1,844	$8,732	$31,512	$87,296
Non-managed fixed maturities and short-term investments
Gross realized gains	$3	$317	$1,736	$1,032
Gross realized (losses)	—	—	—	(9)
Net realized gains on investments	3	317	1,736	1,023
Change in net unrealized (losses) gains on investments	(6,138)	807	(6,760)	2,549
Total net realized and change in net unrealized (losses) gains on non-managed investments	(6,135)	1,124	(5,024)	3,572
Total net realized and change in net unrealized (losses) gains on total investments	$(4,291)	$9,856	$26,488	$90,868
(f)    Pledged cash and investments
As at September 30, 2017, the Company had $5,433,107 (December 31, 2016: $5,173,966) of cash and cash equivalents, restricted cash, short-term investments and fixed maturity investments that were pledged during the normal course of business. Of those, $5,368,025 were held in trust (December 31, 2016: $5,068,092). Pledged assets are generally for the benefit of the Company’s cedants and policyholders, to support AlphaCat’s fully collateralized reinsurance transactions and to facilitate the accreditation of Validus Reinsurance, Ltd., Validus Reinsurance (Switzerland) Ltd. (“Validus Re Swiss”) and Talbot as an alien Insurer/Reinsurer by certain regulators.
In addition, the Company has pledged cash and investments as collateral under the Company’s credit facilities in the total amount of $265,089 (December 31, 2016: $442,184). For further details on the credit facilities, please refer to Note 13, “Debt and financing arrangements.”

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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At September 30, 2017, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Fair value based on NAV practical expedient (a)	Total
Managed investments
U.S. government and government agency	$—	$595,694	$—	$—	$595,694
Non-U.S. government and government agency	—	290,538	—	—	290,538
U.S. states, municipalities and political subdivisions	—	206,667	—	—	206,667
Agency residential mortgage-backed securities	—	828,400	—	—	828,400
Non-agency residential mortgage-backed securities	—	38,993	—	—	38,993
U.S. corporate	—	1,466,739	—	—	1,466,739
Non-U.S. corporate	—	392,242	—	—	392,242
Bank loans	—	240,563	223,901	—	464,464
Asset-backed securities	—	486,537	35,987	—	522,524
Commercial mortgage-backed securities	—	314,221	—	—	314,221
Total fixed maturities	—	4,860,594	259,888	—	5,120,482
Short-term investments	251,578	7,068	—	—	258,646
Other investments
Hedge funds	—	—	—	19,233	19,233
Private equity investments	—	—	—	107,230	107,230
Fixed income investment funds	—	35,145	16,886	233,003	285,034
Overseas deposits	—	—	—	55,775	55,775
Mutual funds	—	4,028	—	—	4,028
Total other investments	—	39,173	16,886	415,241	471,300
Investments in investment affiliates (b)	—	—	—	—	92,079
Total managed investments	$251,578	$4,906,835	$276,774	$415,241	$5,942,507
Non-managed investments
Catastrophe bonds	$—	$230,775	$68,709	$—	$299,484
Short-term investments	2,734,600	—	—	—	2,734,600
Total non-managed investments	2,734,600	230,775	68,709	—	3,034,084
Total investments	$2,986,178	$5,137,610	$345,483	$415,241	$8,976,591

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
At September 30, 2017, managed Level 3 investments totaled $276,774 (December 31, 2016: $282,595), representing 4.7% (December 31, 2016: 4.6%) of total managed investments.

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
Hedge funds
The hedge fund’s administrator provides quarterly NAVs with a three month delay in valuation. The fair value of this investment is measured using the NAV practical expedient and therefore has not been categorized within the fair value hierarchy.
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
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Bank Loans	Catastrophe Bonds	Fixed Income Investment Funds	Asset Backed Securities	Total
Level 3 investments, beginning of period	$224,172	$68,025	$16,400	$35,921	$344,518
Purchases	31,312	—	—	—	31,312
Sales	—	—	—	(71)	(71)
Settlements	(29,796)	(1,000)	486	—	(30,310)
Change in net unrealized (losses) gains	(1,787)	1,684	—	137	34
Level 3 investments, end of period	$223,901	$68,709	$16,886	$35,987	$345,483

	Three Months Ended September 30, 2016
	Bank Loans	Catastrophe Bonds	Asset Backed Securities	Total
Level 3 investments, beginning of period	$243,148	$37,518	$12,383	$293,049
Purchases	21,256	—	11,513	32,769
Sales	(12,388)	—	—	(12,388)
Change in net unrealized gains	484	517	—	1,001
Level 3 investments, end of period	$252,500	$38,035	$23,896	$314,431

	Nine Months Ended September 30, 2017
	Bank Loans	Catastrophe Bonds	Fixed Income Investment Funds	Asset Backed Securities	Total
Level 3 investments—beginning of period	$246,496	$48,375	$12,168	$23,931	$330,970
Purchases	71,245	66,091	3,432	11,053	151,821
Sales	—	—	—	(124)	(124)
Settlements	(91,799)	(49,996)	1,286	—	(140,509)
Net realized gains	—	3,350	—	—	3,350
Change in net unrealized (losses) gains	(2,041)	889	—	1,127	(25)
Level 3 investments—end of period	$223,901	$68,709	$16,886	$35,987	$345,483

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Nine Months Ended September 30, 2016
	Bank Loans	Catastrophe Bonds	Asset Backed Securities	Total
Level 3 investments—beginning of period	$232,337	$13,500	$—	$245,837
Purchases	72,244	23,272	23,896	119,412
Sales	(14,777)	—	—	(14,777)
Settlements	(34,033)	(125)	—	(34,158)
Change in net unrealized (losses) gains	(3,271)	1,388	—	(1,883)
Level 3 investments—end of period	$252,500	$38,035	$23,896	$314,431
There have not been any transfers into or out of Level 3 during the three and nine months ended September 30, 2017 or 2016.

(d)	Financial instruments not carried at fair value
ASC Topic 825 “Financial Instruments” is also applicable to disclosures of financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts and investments in affiliates. The carrying values of cash and cash equivalents, restricted cash, accrued investment income, other assets, net payable for investments purchased and accounts payable and accrued expenses approximated their fair values at September 30, 2017, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
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
AlphaCat ILS funds
The AlphaCat ILS funds received third party subscriptions beginning on December 17, 2012. The Company and third party investors invest in the AlphaCat ILS funds for the purpose of investing in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. The AlphaCat ILS funds have varying risk profiles and are categorized by the expected loss of the fund. Expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit. Lower risk ILS funds are defined as having a maximum permitted portfolio expected loss of less than 7%, whereas higher risk ILS funds have a maximum permitted portfolio expected loss of greater than 7%. The AlphaCat ILS funds primarily deploy their capital through transactions entered into by AlphaCat Re and AlphaCat Master Fund Ltd. (“AlphaCat Master Fund”). All of the AlphaCat ILS funds are VIEs and were consolidated by the Company as the primary beneficiary through May 31, 2017. However, on June 1, 2017, the Company redeemed its investment in one of the lower risk AlphaCat ILS funds. As a result, the Company was no longer deemed to be the primary beneficiary and therefore this fund was deconsolidated effective June 1, 2017. The deconsolidation resulted in a loss of $402 which is included in the Consolidated Statements of Comprehensive Income as other insurance related income for the nine months ended September 30, 2017. The Company’s maximum exposure to any of the funds is the amount of capital invested at any given time and any remaining capital commitments. Refer to Note 15, “Commitments and contingencies,” for further details.
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables present a reconciliation of the beginning and ending notes payable to AlphaCat investors for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of period	$893,959	$172,200	$1,066,159
Issuance of notes payable to AlphaCat investors	59,530	—	59,530
Redemption of notes payable to AlphaCat investors	(18,627)	—	(18,627)
Foreign exchange losses	556	—	556
Notes payable to AlphaCat investors, end of period	$935,418	$172,200	$1,107,618

	Three Months Ended September 30, 2016
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of period	$276,656	$94,326	$370,982
Issuance of notes payable to AlphaCat investors	13,808	—	13,808
Redemption of notes payable to AlphaCat investors	(12,028)	—	(12,028)
Foreign exchange gains	(32)	—	(32)
Notes payable to AlphaCat investors, end of period	$278,404	$94,326	$372,730

	Nine Months Ended September 30, 2017
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of period	$278,202	$—	$278,202
Notes payable to AlphaCat investors recognized on deconsolidation of AlphaCat ILS fund	423,269	—	423,269
Issuance of notes payable to AlphaCat investors	601,407	172,200	773,607
Redemption of notes payable to AlphaCat investors	(367,733)	—	(367,733)
Foreign exchange losses	273	—	273
Notes payable to AlphaCat investors, end of period	$935,418	$172,200	$1,107,618

	Nine Months Ended September 30, 2016
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of period	$75,493	$—	$75,493
Issuance of notes payable to AlphaCat investors	311,913	94,326	406,239
Redemption of notes payable to AlphaCat investors	(109,712)	—	(109,712)
Foreign exchange losses	710	—	710
Notes payable to AlphaCat investors, end of period	$278,404	$94,326	$372,730
As at December 31, 2016, $1,000 of the structured notes redeemed during the year were payable to AlphaCat investors and included in accounts payable and accrued expenses.
The loss attributable to AlphaCat investors for the three and nine months ended September 30, 2017 was $74,130 and $54,797 (2016: income of $5,564 and $16,278), with $9,737 included in accounts payable and accrued expenses as at September 30, 2017 (December 31, 2016: $17,068).

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
The following table presents the total assets and total liabilities of the Company’s consolidated VIEs, excluding intercompany eliminations, as at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
AlphaCat sidecars	$30,598	$3,708	$40,041	$3,206
AlphaCat ILS funds - Lower Risk (a)	1,019,072	234,192	1,498,276	42,457
AlphaCat ILS funds - Higher Risk (a)	947,135	541,466	972,633	381,332
AlphaCat Re and AlphaCat Master Fund	3,427,625	3,427,455	2,510,415	2,510,245
BetaCat ILS funds	144,766	291	82,471	30,663

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
The following tables present a reconciliation of the beginning and ending balances of redeemable noncontrolling interests and noncontrolling interests for the three and nine months ended September 30, 2017 and 2016:

	Redeemable noncontrolling interests		Noncontrolling interests		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Balance, beginning of period	$1,251,660	$1,532,283	$415,658	$212,154	$1,667,318	$1,744,437
Issuance of shares	26,999	700	—	—	26,999	700
(Loss) income attributable to noncontrolling interests	(140,781)	26,597	(235,585)	10,842	(376,366)	37,439
Redemption of shares / distributions	(3,998)	—	(101,126)	—	(105,124)	—
Balance, end of period	$1,133,880	$1,559,580	$78,947	$222,996	$1,212,827	$1,782,576

	Redeemable noncontrolling interests		Noncontrolling interests		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Balance, beginning of period	$1,528,001	$1,111,714	$165,977	$154,662	$1,693,978	$1,266,376
Issuance of shares	237,199	381,950	258,300	171,674	495,499	553,624
Adjustment to noncontrolling interests as a result of deconsolidation	(459,021)	—	—	—	(459,021)	—
(Loss) income attributable to noncontrolling interests	(86,296)	72,400	(203,848)	23,763	(290,144)	96,163
Redemption of shares / distributions	(86,003)	(6,484)	(141,482)	(127,103)	(227,485)	(133,587)
Balance, end of period	$1,133,880	$1,559,580	$78,947	$222,996	$1,212,827	$1,782,576
As at September 30, 2017, redemptions of $nil and distributions of $nil (December 31, 2016: $71,530 and $16,144) were payable to redeemable noncontrolling interests and noncontrolling interests, respectively. These amounts are classified within accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets.

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

(a)	Derivatives not designated as hedging instruments
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments for accounting purposes within the Company’s Consolidated Balance Sheets as at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
Derivatives not designated as hedging instruments	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$267,206	$1,522	$1,379	$181,375	$2,351	$3,421
Interest rate swap contracts	$200,000	$440	$1,607	$—	$—	$—

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses, respectively, within the Company’s consolidated balance sheets.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company’s Consolidated Statements of Income and Comprehensive Income relating to the foreign currency forward and interest rate swap contracts that were not designated as hedging instruments for accounting purposes during the three and nine months ended September 30, 2017 and 2016:

Derivatives not designated as hedging instruments	Classification of (losses) gains recognized in earnings	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Foreign currency forward contracts	Foreign exchange (losses) gains	$(1,927)	$1,326	$(7,999)	$209
Foreign currency forward contracts	Other loss	$—	$(155)	$(979)	$(35)
Interest rate swap contracts	Change in unrealized (losses) gains on investments	$(848)	$566	$(1,167)	$566

(b)	Derivatives designated as hedging instruments
The following table summarizes information on the classification and amount of the fair value of derivatives designated as hedging instruments for accounting purposes on the Consolidated Balance Sheets as at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
Derivatives designated as hedging instruments	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Interest rate swap contracts	$552,263	$20	$1,347	$552,263	$20	$1,479

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses, respectively, within the Company’s consolidated balance sheets.
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table provides the total impact on other comprehensive income (loss) and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest rate swap contracts	2017	2016	2017	2016
Amount of effective portion recognized in other comprehensive income	$1,918	$3,155	$6,294	$9,505
Amount of effective portion subsequently reclassified to earnings	$(1,931)	$(2,717)	$(6,261)	$(8,373)
Amount of ineffective portion excluded from effectiveness testing	$13	$(438)	$(33)	$(1,132)
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
There was no balance sheet offsetting activity as at September 30, 2017 or December 31, 2016.
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
The following table summarizes the total reserve for losses and loss expenses as at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Case reserves	$1,271,580	$1,237,772
IBNR	3,664,057	1,757,423
Total reserve for losses and loss expenses	$4,935,637	$2,995,195

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reserve for losses and loss expenses, beginning of period	$3,305,191	$3,122,717	$2,995,195	$2,996,567
Loss reserves recoverable	(600,207)	(442,987)	(430,421)	(350,586)
Net reserves for losses and loss expenses, beginning of period	2,704,984	2,679,730	2,564,774	2,645,981
Net reserves acquired (a)	—	—	23,753	—
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	1,329,666	311,279	1,999,921	959,376
Prior years	(75,064)	(52,885)	(179,585)	(169,405)
Total net incurred losses and loss expenses	1,254,602	258,394	1,820,336	789,971
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(191,612)	(178,707)	(242,068)	(240,362)
Prior years	(181,094)	(166,539)	(612,448)	(596,618)
Total net paid losses	(372,706)	(345,246)	(854,516)	(836,980)
Foreign exchange losses (gains)	13,741	(1,500)	46,274	(7,594)
Net reserve for losses and loss expenses, end of period	3,600,621	2,591,378	3,600,621	2,591,378
Loss reserves recoverable	1,335,016	444,609	1,335,016	444,609
Reserve for losses and loss expenses, end of period	$4,935,637	$3,035,987	$4,935,637	$3,035,987

(a)	Equals net reserves acquired of $42,575 less net reserves commuted at closing of $18,822.
Incurred losses and loss expenses comprise:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross losses and loss expenses	$2,104,914	$284,413	$2,866,722	$952,129
Reinsurance recoverable	(850,312)	(26,019)	(1,046,386)	(162,158)
Net incurred losses and loss expenses	$1,254,602	$258,394	$1,820,336	$789,971
The net favorable development on prior years by segment and line of business for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30, 2017
	Property	Marine	Specialty	Liability	Total
Validus Re	$(26,372)	$(7,105)	$(14,660)	$—	$(48,137)
Talbot	(8,752)	(2,737)	(12,125)	—	(23,614)
Western World	464	—	—	(526)	(62)
AlphaCat	(1,471)	—	(1,780)	—	(3,251)
Net favorable development	$(36,131)	$(9,842)	$(28,565)	$(526)	$(75,064)
The net favorable loss reserve development on prior accident years of $75.1 million during the three months ended September 30, 2017 included favorable development on loss events and attritional losses of $16.1 million and $58.9 million, respectively.

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
The net favorable loss reserve development on prior accident years of $52.9 million during the three months ended September 30, 2016 included favorable development on loss events and attritional losses of $20.3 million and $32.6 million, respectively.

	Nine Months Ended September 30, 2017
	Property	Marine	Specialty	Liability	Total
Validus Re	$(30,614)	$(38,847)	$(30,555)	$—	$(100,016)
Talbot	(19,980)	(35,789)	(12,535)	—	(68,304)
Western World	(2,838)	—	—	2,094	(744)
AlphaCat	(8,963)	—	(1,558)	—	(10,521)
Net (favorable) adverse development	$(62,395)	$(74,636)	$(44,648)	$2,094	$(179,585)

The net favorable loss reserve development on prior accident years of $179.6 million during the nine months ended September 30, 2017 included favorable development on loss events and attritional losses of $31.5 million and $148.0 million, respectively.

	Nine Months Ended September 30, 2016
	Property	Marine	Specialty	Liability	Total
Validus Re	$(52,036)	$(14,967)	$(22,591)	$—	$(89,594)
Talbot	(30,969)	(10,511)	(28,259)	—	(69,739)
Western World	(2,576)	—	—	(5,888)	(8,464)
AlphaCat	(742)	—	(866)	—	(1,608)
Net favorable development	$(86,323)	$(25,478)	$(51,716)	$(5,888)	$(169,405)

The net favorable development on prior accident years of $169.4 million during the nine months ended September 30, 2016 included favorable development on loss events and attritional losses of $9.0 million and $160.4 million, respectively.
10. Reinsurance
The Company’s reinsurance balances recoverable at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Loss reserves recoverable on unpaid:
Case reserves	$207,368	$165,328
IBNR	1,127,648	265,093
Total loss reserves recoverable	1,335,016	430,421
Paid losses recoverable	77,730	35,247
Total reinsurance balances recoverable	$1,412,746	$465,668
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Credit risk
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better as rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. As at September 30, 2017, $1,400,430 or 99.1% (December 31, 2016: $461,369 or 99.1%) of the Company’s reinsurance balances recoverable were either fully collateralized or recoverable from reinsurers rated A- or better.
Reinsurance balances recoverable by reinsurer as at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$1,208,003	85.5%	$395,308	84.9%
Other reinsurers’ balances > $1 million	198,774	14.1%	66,944	14.4%
Other reinsurers’ balances < $1 million	5,969	0.4%	3,416	0.7%
Total	$1,412,746	100.0%	$465,668	100.0%

The following tables show the reinsurance balances recoverable due from, and the ratings associated with, the Company’s top ten reinsurers as at September 30, 2017 and December 31, 2016:

	September 30, 2017
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Fully collateralized reinsurers	NR	$564,714	40.0%
Munich Re	AA-	164,131	11.6%
Everest Re	A+	95,759	6.8%
Lloyd's Syndicates	A+	94,845	6.7%
Swiss Re	AA-	81,921	5.8%
Hannover Re	AA-	62,715	4.4%
Federal Crop Insurance Corporation	(a)	49,503	3.5%
Qatar Insurance Company	A	38,061	2.7%
Transatlantic Re	A+	29,795	2.1%
XL Catlin	A+	26,559	1.9%
Total		$1,208,003	85.5%

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
At September 30, 2017 and December 31, 2016, the provision for uncollectible reinsurance relating to reinsurance balances recoverable was $8,326 and $5,153, respectively. To estimate this provision for uncollectible reinsurance, reinsurance balances recoverable are first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied, especially in relation to ceded IBNR. The Company then uses default factors to determine the portion of a reinsurer’s balance deemed to be uncollectible. Default factors require considerable judgment and are determined in part using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.
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
The Depositary Shares, representing the Series B Preferred Shares, are traded on the New York Stock Exchange (“NYSE”) under the symbol “VRPRB.” The Series B Preferred Shares have no stated maturity date and are redeemable, in whole or in part, at the Company’s option on and after June 21, 2022, at a redemption price of $25,000 per Series B Preferred Share (equivalent to $25 per Depository Share), plus declared and unpaid dividends. The Company may also redeem all, but not less than all, of the Series B Preferred Shares before the redemption date at a redemption price of $26,000 per share (equivalent to $26 per Depository Share), plus declared and unpaid dividends, if the Company is required to submit a proposal to the holders of the Series B Preferred Shares concerning an amalgamation, consolidation, merger or other similar corporate transaction or change in Bermuda law. The Series B Preferred Shares may also be redeemed before the redemption date at a redemption price of $25,000 per Series B Preferred Share (equivalent to $25 per Depository Share), plus declared and unpaid dividends, in whole, if there is a certain change in tax law, or in whole or in part, in the case of a capital disqualification event. However, no redemption may occur prior to June 21, 2027 unless the Company has sufficient funds in order to meet the Bermuda Monetary Authority’s (“the BMA”) Enhanced Capital Requirements (“ECR”) and the BMA approves of the redemption, or the Company replaces the capital represented by the Series B Preferred Shares with capital having equal or better capital treatment as the Series B Preferred Shares under the ECR.
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
The following table is a summary of the preferred share activity during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Preferred shares issued and outstanding, beginning of period	6,000	—
Preferred shares issued	10,000	6,000
Preferred shares issued and outstanding, end of period	16,000	6,000
The Company had 6,000 Series A Preferred Shares and 10,000 Series B Preferred Shares issued and outstanding as at September 30, 2017 and 6,000 Series A Preferred Shares issued and outstanding as at December 31, 2016.
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
The Company has repurchased 80,860,661 common shares for an aggregate purchase price of $2,722,749 from the inception of its share repurchase program to September 30, 2017. The Company had $301,652 remaining under its authorized share repurchase program as of September 30, 2017.
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table is a summary of the common share activity during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Common shares issued, beginning of period	161,279,976	160,570,772
Restricted share awards vested, net of shares withheld	619,046	608,024
Restricted share units vested, net of shares withheld	15,454	18,486
Options exercised	—	27,983
Performance share awards vested, net of shares withheld	42,410	48,088
Common shares issued, end of period	161,956,886	161,273,353
Treasury shares, end of period	(82,499,633)	(81,830,323)
Common shares outstanding, end of period	79,457,253	79,443,030

(c)	Dividends
On August 9, 2017, the Company announced a quarterly cash dividend of $0.38 (2016: $0.35) per common share and cash dividends of $0.3671875 (2016: $0.3753472) and $0.3423611 per depositary share on its outstanding Series A and Series B Preferred Shares, respectively. The common share dividend was paid on September 29, 2017 to holders of record on September 15, 2017. The preferred share dividends were paid on September 15, 2017 to shareholders of record on September 1, 2017.
On May 10, 2017, the Company announced a quarterly cash dividend of $0.38 (2016: $0.35) per common share and a cash dividend of $0.3671875 per depositary share on its outstanding Series A Preferred Shares. The common share dividend was paid on June 30, 2017 to holders of record on June 15, 2017. The preferred share dividend was paid on June 15, 2017 to holders of record on June 1, 2017.
On February 9, 2017, the Company announced a quarterly cash dividend of $0.38 (2016: $0.35) per common share and a cash dividend of $0.3671875 per depositary share on its outstanding Series A Preferred Shares. The common share dividend was paid on March 31, 2017 to holders of record on March 15, 2017. The preferred share dividend was paid on March 15, 2017 to holders of record on March 1, 2017.
12. Stock plans

(a)	Long Term Incentive Plan
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. The total number of shares reserved for issuance under the LTIP are 2,753,292 shares of which 701,617 shares remain available for issuance at September 30, 2017. The LTIP is administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to options for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017			2016
	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, beginning of period	26,136	$6.78	$23.48	65,401	$7.74	$20.17
Options exercised	—	—	—	(35,351)	8.16	17.82
Options outstanding, end of period	26,136	$6.78	$23.48	30,050	$7.24	$22.93

ii.	Restricted share awards
Restricted shares granted under the LTIP vest either pro rata or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses in respect of restricted share awards during the three and nine months ended September 30, 2017 of $7,814 (2016: $9,159) and $26,603 (2016: $27,805), respectively. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share awards for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017		2016
	Restricted Share Awards	Weighted Average Grant Date Fair Value	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, beginning of period	2,469,982	$40.89	2,739,446	$38.25
Restricted share awards granted	508,186	53.25	559,516	48.78
Restricted share awards vested	(828,800)	41.25	(789,547)	37.36
Restricted share awards forfeited	(53,775)	43.38	(33,070)	40.25
Restricted share awards outstanding, end of period	2,095,593	$43.69	2,476,345	$40.88
At September 30, 2017, there were $57,065 (December 31, 2016: $58,804) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.4 years (December 31, 2016: 2.3 years).

iii.	Restricted share units
Restricted share units under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses in respect of restricted share units during the three and nine months ended September 30, 2017 of $340 (2016: $290) and $982 (2016: $978), respectively. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to unvested restricted share units for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017		2016
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, beginning of period	112,808	$40.95	114,337	$38.47
Restricted share units granted	12,236	53.40	21,609	48.83
Restricted share units vested	(18,748)	41.91	(23,982)	38.18
Restricted share units issued in lieu of cash dividends	2,260	41.42	2,436	39.10
Restricted share units forfeited	—	—	(8,338)	44.34
Restricted share units outstanding, end of period	108,556	$42.20	106,062	$40.20
At September 30, 2017, there were $2,233 (December 31, 2016: $2,542) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.5 years (December 31, 2016: 2.6 years).

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
The Company recognized share compensation expenses in respect of performance share awards during the three and nine months ended September 30, 2017 of $1,289 (2016: $1,052) and $2,495 (2016: $3,682), respectively.
Activity with respect to unvested performance share awards for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017		2016
	Performance Share Awards	Weighted Average Grant Date Fair Value	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, beginning of period	285,820	$44.53	172,594	$40.70
Performance share awards granted	107,209	53.40	125,290	48.75
Performance share awards vested	(52,639)	37.33	(57,581)	36.11
Performance share awards conversion adjustment	(26,322)	36.82	45,517	36.82
Performance share awards outstanding, end of period	314,068	$49.37	285,820	$44.53
At September 30, 2017, there were $9,031 (December 31, 2016: $6,902) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 2.1 years (December 31, 2016: 2.1 years).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Total share compensation expenses
The breakdown of share compensation expenses by award type for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted share awards	$7,814	$9,159	$26,603	$27,805
Restricted share units	340	290	982	978
Performance share awards	1,289	1,052	2,495	3,682
Total	$9,443	$10,501	$30,080	$32,465

13. Debt and financing arrangements
The Company’s financing structure is comprised of debentures and senior notes payable along with credit and other facilities.

(a)	Senior notes and junior subordinated deferrable debentures
The Company’s outstanding debentures and senior notes payable as at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Deferrable debentures
2006 Junior Subordinated	$150,000	$150,000
2007 Junior Subordinated	139,800	139,800
Flagstone 2006 Junior Subordinated	135,360	133,676
Flagstone 2007 Junior Subordinated	113,750	113,750
Total debentures payable	538,910	537,226
2010 Senior notes payable	250,000	250,000
Less: Unamortized debt issuance costs	(4,487)	(4,638)
Total senior notes payable	245,513	245,362
Total debentures and senior notes payable	$784,423	$782,588

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table summarizes the key terms of the Company’s senior notes and junior subordinated deferrable debentures:

Description	Issuance date	Issued	Maturity date	Interest Rate as at				Interest payments due
				Issuance Date		September 30, 2017
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	9.069%	(a)	5.831%	(e)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$135,360	September 15, 2036	3.540%	(b)	6.463%	(e)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	8.480%	(c)	5.180%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$100,000	July 30, 2037	3.000%	(b)	5.900%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	3.100%	(b)	5.983%	(e)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(d)	8.875%	(d)	Semi-annually in arrears

(a)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 3.550% thereafter, reset quarterly.

(b)	Floating interest rate of three-month LIBOR plus amount stated, reset quarterly.

(c)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 2.950% thereafter, reset quarterly.

(d)	Fixed interest rate.

(e)	Fixed interest rate as a result of interest rate swap contracts entered into by the Company.
Future payments of principal of $250,000 and $538,910 on the 2010 Senior Notes and the debentures, respectively, are expected to be made after 2022.

(b)	Credit and other facilities
The Company’s outstanding credit facilities as at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Commitment	Outstanding (a)	Drawn (b)	Cash and investments pledged as collateral
Credit facilities
$85,000 syndicated unsecured letter of credit facility	$85,000	$—	$—	$—
$300,000 syndicated secured letter of credit facility	300,000	89,449	—	108,265
$24,000 secured bi-lateral letter of credit facility	24,000	5,767	—	22,342
$25,000 IPC bi-lateral facility	25,000	7,755	—	—
$236,000 Flagstone bi-lateral facility	236,000	90,390	—	134,482
$65,000 unsecured revolving credit facility	65,000	65,000	65,000	—
$100,000 unsecured revolving credit facility	100,000	100,000	100,000	—
Total credit facilities	$835,000	$358,361	$165,000	$265,089

(a)	Indicates utilization of commitment amount, not drawn borrowings.

(b)	Represents drawn borrowings included in accounts payable and accrued expenses.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2016
	Commitment	Outstanding (a)	Drawn (b)	Cash and investments pledged as collateral
Credit facilities
$85,000 syndicated unsecured letter of credit facility	$85,000	$—	$—	$—
$300,000 syndicated secured letter of credit facility	300,000	121,428	—	157,597
$24,000 secured bi-lateral letter of credit facility	24,000	4,553	—	48,097
$20,000 AlphaCat Re secured letter of credit facility (c)	20,000	20,000	—	20,032
$25,000 IPC bi-lateral facility	25,000	8,807	—	—
$236,000 Flagstone bi-lateral facility	236,000	156,375	—	216,458
Total credit facilities	$690,000	$311,163	$—	$442,184

(a)	Indicates utilization of commitment amount, not drawn borrowings.

(b)	Represents drawn borrowings.

(c)	The Company terminated its AlphaCat Re secured letter of credit facility on January 6, 2017.
On August 7, 2017, the Company and Validus Reinsurance, Ltd. entered into a $65,000 unsecured revolving credit facility with Barclays Bank PLC, as the lender (the “Barclays Unsecured Revolving Facility”) expiring August 6, 2018. Loans under the Barclays Unsecured Revolving Facility will be available for the general corporate and working capital purposes of the Company. Borrowings under the Barclays Unsecured Revolving Facility bear interest at the base rate (the higher of (i) the prime rate quoted in the Wall Street Journal, (ii) the federal reserve bank effective rate plus 0.50%, and (iii) the adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate applicable to such loans, plus an applicable rate.
Also on August 7, 2017, the Company and Validus Reinsurance, Ltd. entered into a $100,000 unsecured revolving credit facility with HSBC Bank USA, National Association, as the lender (the “HSBC Unsecured Revolving Facility” and together with the Barclays Unsecured Revolving Facility, the “Credit Facilities”) expiring December 31, 2019. Loans under the HSBC Unsecured Revolving Facility will be available for the general corporate and working capital purposes of the Company. Borrowings under the HSBC Unsecured Revolving Facility bear interest at the base rate (the higher of (i) the prime rate announced by HSBC Bank USA, National Association, (ii) the higher of the federal reserve bank effective rate the overnight bank funding rate plus 0.50%, or (iii) the adjusted LIBOR rate plus 1.0%).
The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,789,131 and, commencing with the end of the fiscal quarter ending September 30, 2017, to be increased quarterly by an amount equal to 25% of the Company’s consolidated net income (if positive) for such quarter plus 50% of the aggregate increases in the consolidated shareholders’ equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Reinsurance, Ltd. and any certain other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair).  In addition, the Credit Facilities contain customary negative covenants applicable to the Company and its subsidiaries, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type.
As of September 30, 2017 and December 31, 2016, the Company was in compliance with all covenants and restrictions under its credit and other facilities.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Finance expenses
Finance expenses consist of interest on the junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, credit facility fees, bank charges, AlphaCat financing fees and other charges as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
2006 Junior Subordinated Deferrable Debentures	$2,235	$2,135	$6,633	$6,557
2007 Junior Subordinated Deferrable Debentures	1,851	1,851	5,492	5,512
Flagstone 2006 Junior Subordinated Deferrable Debentures	2,272	2,271	6,741	6,760
Flagstone 2007 Junior Subordinated Deferrable Debentures	1,775	1,784	5,249	5,317
2010 Senior Notes due 2040	5,597	5,597	16,792	16,791
Credit facilities	575	463	1,196	1,359
Bank and other charges	183	276	465	489
AlphaCat fees (a)	35	144	107	1,105
Total finance expenses	$14,523	$14,521	$42,675	$43,890

(a)	Includes finance expenses incurred by AlphaCat Managers Ltd. in relation to fund raising for the AlphaCat sidecars, the AlphaCat ILS funds and AlphaCat direct.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

14. Accumulated other comprehensive loss
The changes in accumulated other comprehensive loss, by component for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30, 2017
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of period	$(20,188)	$1,102	$(838)	$(19,924)
Other comprehensive income, net of tax	1,481	—	13	1,494
Balance, net of tax, end of period	$(18,707)	$1,102	$(825)	$(18,430)

	Three Months Ended September 30, 2016
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of period	$(17,149)	$730	$(1,763)	$(18,182)
Other comprehensive loss, net of tax	(1,370)	(1,101)	(439)	(2,910)
Balance, net of tax, end of period	$(18,519)	$(371)	$(2,202)	$(21,092)

	Nine Months Ended September 30, 2017
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of period	$(22,274)	$(150)	$(792)	$(23,216)
Other comprehensive income (loss), net of tax	3,567	1,252	(33)	4,786
Balance, net of tax, end of period	$(18,707)	$1,102	$(825)	$(18,430)

	Nine Months Ended September 30, 2016
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of period	$(11,834)	$334	$(1,069)	$(12,569)
Other comprehensive loss, net of tax	(6,685)	(705)	(1,133)	(8,523)
Balance, net of tax, end of period	$(18,519)	$(371)	$(2,202)	$(21,092)

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
Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2017 underwriting capacity at Lloyd’s of £600,000, at the September 30, 2017 exchange rate of £1 equals $1.34 and assuming the maximum 3% assessment, the Company would be assessed approximately $24,120.

(c)	Marketing Services Agreement (“MSA”)
On May 1, 2017, the Company entered into a MSA with Archer Daniels Midland (“ADM”). Under this agreement, ADM agrees to provide marketing services via its own distribution channels for an annual fee of $2,000 for a period of seven years, with an option for the Company to extend for an additional three years. For the three and nine months ended September 30, 2017, the Company had incurred fees in relation to the MSA of $500 and $833, respectively.
(d)    Unfunded investment commitments
As at September 30, 2017 and December 31, 2016, the Company had total unfunded investment commitments related to the following:

	Unfunded investment commitments
	September 30, 2017	December 31, 2016
Fixed maturity investments (a)	$21,959	$28,499
Other investments (b)	101,082	156,134
Investments in investment affiliates (c)	87,372	64,071
AlphaCat ILS Fund	—	10,000
Total unfunded investment commitments	$210,413	$258,704

(a)	The Company has an outstanding commitment to participate in certain secured loan facilities through participation agreements with an established loan originator.

(b)	The Company’s total capital commitments related to other investments as at September 30, 2017 was $313,000 (December 31, 2016: $308,000).

(c)	Refer to Note 4(c), “Investments in Investment Affiliates.”

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
Group Ark Insurance
Subsequent to July 2016, Aquiline Capital ceased to be shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Christopher E. Watson, a director of the Company and senior principal of Aquiline Capital, continues to serve as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three and nine months ended September 30, 2016 of $1,096 and $3,067, respectively. The Company also recognized reinsurance premiums ceded during the three and nine months ended September 30, 2016 of $41 and $41, respectively. Earned premium adjustments were recorded during the three and nine months ended September 30, 2016 of $1,276 and $2,275, respectively. As at December 31, 2016 the Company had recorded premiums receivable and loss reserves recoverable of $292 and $798, respectively.
Wellington
Pursuant to reinsurance agreements with a subsidiary of Wellington Insurance Company (“Wellington”), during the three and nine months ended September 30, 2017 the Company recognized gross premiums written of $78 and $4,196 (2016: $nil and $nil), respectively, and earned premium adjustments of $943 and $3,480 (2016: $nil and $nil), respectively. As at September 30, 2017 and December 31, 2016 the Company had recorded premiums receivable of $468 and $666, respectively. Aquiline Capital are shareholders of Wellington and Christopher E. Watson, a director of the Company and senior principal of Aquiline Capital, serves as a director of Wellington.
Aquiline II, Aquiline III and Aquiline Tech
The Company had, as of September 30, 2017 and December 31, 2016, investments in Aquiline II, III and Tech with a total value of $92,079 and $100,431 and outstanding unfunded commitments of $87,372 and $64,071, respectively. For the three and nine months ended September 30, 2017, the Company incurred $106 and $592 (2016: $520 and $1,535), respectively, in partnership fees associated with these investments. Jeffrey W. Greenberg and Christopher E. Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital. Additional information related to Aquiline II, III and Tech is disclosed in Note 4(c), “Investments in Investment Affiliates.”

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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

17. Earnings per common share
The following table sets forth the computation of basic earnings per common share and earnings per diluted common share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic (loss) earnings per common share
Net (loss) income (attributable) available to Validus common shareholders	$(250,446)	$89,844	$(54,790)	$351,617
Weighted average number of common shares outstanding	78,994,335	80,134,394	79,132,856	81,635,496
Basic (loss) earnings per share (attributable) available to Validus common shareholders	$(3.17)	$1.12	$(0.69)	$4.31

(Loss) earnings per diluted common share
Net (loss) income (attributable) available to Validus common shareholders	$(250,446)	$89,844	$(54,790)	$351,617

Weighted average number of common shares outstanding	78,994,335	80,134,394	79,132,856	81,635,496
Share equivalents:
Stock options	—	26,705	—	32,126
Unvested restricted shares	—	1,083,457	—	1,271,002
Weighted average number of diluted common shares outstanding	78,994,335	81,244,556	79,132,856	82,938,624
(Loss) earnings per diluted share (attributable) available to Validus common shareholders	$(3.17)	$1.11	$(0.69)	$4.24
Earnings per diluted common share assumes the exercise of all dilutive stock options and restricted stock grants. Due to the net loss incurred during the three and nine months ended September 30, 2017, share equivalents were not included in the computation of diluted loss per share due to their anti-dilutive effect. Share equivalents that would result in the issuance of common shares of 19,808 and 175,690 were outstanding for the three and nine months ended September 30, 2016, respectively, but were not included in the computation of earnings per diluted common share because the effect would be anti-dilutive.

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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and “Corporate and Investments”:

	Three Months Ended September 30,		Nine Months Ended September 30,
Validus Re Segment Information	2017	2016	2017	2016
Underwriting revenues
Gross premiums written	$153,890	$94,741	$1,071,409	$1,072,219
Reinsurance premiums ceded	(40,988)	(15,967)	(161,188)	(111,658)
Net premiums written	112,902	78,774	910,221	960,561
Change in unearned premiums	154,145	149,705	(184,155)	(241,129)
Net premiums earned	267,047	228,479	726,066	719,432
Other insurance related income (loss)	68	58	204	(107)
Total underwriting revenues	267,115	228,537	726,270	719,325
Underwriting deductions
Losses and loss expenses	347,484	98,425	538,323	313,432
Policy acquisition costs	45,422	42,837	133,836	127,660
General and administrative expenses	12,444	17,528	48,550	52,579
Share compensation expenses	2,606	2,695	7,746	8,371
Total underwriting deductions	407,956	161,485	728,455	502,042
Underwriting (loss) income	$(140,841)	$67,052	$(2,185)	$217,283

Selected ratios
Ratio of net to gross premiums written	73.4%	83.1%	85.0%	89.6%

Losses and loss expense ratio	130.1%	43.1%	74.1%	43.6%

Policy acquisition cost ratio	17.0%	18.7%	18.4%	17.7%
General and administrative expense ratio (a)	5.7%	8.9%	7.8%	8.5%
Expense ratio	22.7%	27.6%	26.2%	26.2%
Combined ratio	152.8%	70.7%	100.3%	69.8%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
Talbot Segment Information	2017	2016	2017	2016
Underwriting revenues
Gross premiums written	$192,883	$189,674	$702,535	$752,058
Reinsurance premiums ceded	(36,462)	(22,877)	(154,263)	(137,496)
Net premiums written	156,421	166,797	548,272	614,562
Change in unearned premiums	23,191	32,258	18,279	(7,166)
Net premiums earned	179,612	199,055	566,551	607,396
Other insurance related income	692	99	1,512	389
Total underwriting revenues	180,304	199,154	568,063	607,785
Underwriting deductions
Losses and loss expenses	178,440	109,860	378,241	319,271
Policy acquisition costs	41,493	46,488	129,074	134,444
General and administrative expenses	23,069	32,333	97,094	109,929
Share compensation expenses	2,310	3,163	8,292	9,955
Total underwriting deductions	245,312	191,844	612,701	573,599
Underwriting (loss) income	$(65,008)	$7,310	$(44,638)	$34,186

Selected ratios
Ratio of net to gross premiums written	81.1%	87.9%	78.0%	81.7%

Losses and loss expense ratio	99.3%	55.2%	66.8%	52.6%

Policy acquisition cost ratio	23.1%	23.4%	22.8%	22.1%
General and administrative expense ratio (a)	14.2%	17.8%	18.5%	19.7%
Expense ratio	37.3%	41.2%	41.3%	41.8%
Combined ratio	136.6%	96.4%	108.1%	94.4%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
Western World Segment Information	2017	2016	2017	2016
Underwriting revenues
Gross premiums written	$156,517	$85,260	$459,628	$236,190
Reinsurance premiums ceded	(43,207)	(6,202)	(72,005)	(15,347)
Net premiums written	113,310	79,058	387,623	220,843
Change in unearned premiums	61,603	(8,260)	15,256	(22,890)
Net premiums earned	174,913	70,798	402,879	197,953
Other insurance related income	662	219	1,566	696
Total underwriting revenues	175,575	71,017	404,445	198,649
Underwriting deductions
Losses and loss expenses	157,709	45,748	329,642	129,623
Policy acquisition costs	20,721	17,094	60,187	46,704
General and administrative expenses	21,553	10,171	50,623	33,704
Share compensation expenses	354	702	1,655	1,825
Total underwriting deductions	200,337	73,715	442,107	211,856
Underwriting (loss)	$(24,762)	$(2,698)	$(37,662)	$(13,207)

Selected ratios
Ratio of net to gross premiums written	72.4%	92.7%	84.3%	93.5%

Losses and loss expense ratio	90.2%	64.6%	81.8%	65.5%

Policy acquisition cost ratio	11.8%	24.1%	14.9%	23.6%
General and administrative expense ratio (a)	12.5%	15.4%	13.0%	17.9%
Expense ratio	24.3%	39.5%	27.9%	41.5%
Combined ratio	114.5%	104.1%	109.7%	107.0%

(a)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
AlphaCat Segment Information	2017	2016	2017	2016
Fee revenues
Third party	$5,095	$7,025	$15,288	$14,843
Related party	457	1,373	1,732	2,592
Total fee revenues	5,552	8,398	17,020	17,435

Expenses
General and administrative expenses	2,929	3,324	10,322	7,557
Share compensation expenses	183	(107)	348	167
Finance expenses	32	31	107	914
Tax (benefit) expense	(65)	—	69	—
Foreign exchange losses	7	5	7	17
Total expenses	3,086	3,253	10,853	8,655
Income before investments from AlphaCat Funds and Sidecars	2,466	5,145	6,167	8,780

Investment (loss) income from AlphaCat Funds and Sidecars (a)
AlphaCat Sidecars	201	(72)	68	593
AlphaCat ILS Funds - Lower Risk (b)	(7,553)	2,321	(4,063)	6,903
AlphaCat ILS Funds - Higher Risk (b)	(21,816)	2,479	(16,849)	5,607
BetaCat ILS Funds	(922)	1,303	(291)	2,979
PaCRe	—	—	—	(23)
Validus’ share of investment (loss) income from AlphaCat Funds and Sidecars	(30,090)	6,031	(21,135)	16,059
Validus’ share of AlphaCat segment (loss) income	$(27,624)	$11,176	$(14,968)	$24,839

Supplemental information
Gross premiums written
AlphaCat Sidecars	$—	$(112)	$66	$(178)
AlphaCat ILS Funds - Lower Risk (b)	10,979	2,049	117,519	112,241
AlphaCat ILS Funds - Higher Risk (b)	16,275	1,797	153,483	140,127
AlphaCat Direct (c)	(41)	679	26,753	18,476
Total gross premiums written	$27,213	$4,413	$297,821	$270,666

(a)	The investment (loss) income from the AlphaCat funds and sidecars is based on equity accounting.

(b)
Lower risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of less than 7%, whereas higher risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of greater than 7%. Expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit.

(c)	AlphaCat Direct includes direct investments from third party investors in AlphaCat Re.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
Corporate and Investments	2017	2016	2017	2016
Managed investments
Managed net investment income (a)	$37,091	$41,071	$111,346	$105,843
Net realized gains on managed investments (a)	903	4,080	280	5,514
Change in net unrealized gains on managed investments (a)	941	4,652	31,232	81,782
Income (loss) from investment affiliates	1,011	453	15,665	(4,249)
Total managed investment return	39,946	50,256	158,523	188,890

Corporate expenses
General and administrative expenses	9,539	18,221	45,563	52,276
Share compensation expenses	3,990	4,048	12,039	12,147
Finance expenses (a)	14,449	14,317	42,462	42,637
Dividends on preferred shares	5,627	2,252	10,033	2,252
Tax (benefit) expense (a)	(2,567)	1,830	(7,237)	1,418
Total Corporate expenses	31,038	40,668	102,860	110,730

Other items
Foreign exchange (losses) (a)	(1,495)	(1,067)	(7,715)	11,628
Other income (loss)	35	(1,529)	303	(773)
Transaction expenses	—	—	(4,427)	—
Total other items	(1,460)	(2,596)	(11,839)	10,855
Total Corporate and Investments	$7,448	$6,992	$43,824	$89,015

(a)	These items exclude the components which are included in Validus’ share of AlphaCat and amounts which are consolidated from VIEs.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables reconcile the results of our operating segments along with our corporate and investments function to the Consolidated results of the Company for the periods indicated:

	Three Months Ended September 30, 2017
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment and Consolidated VIEs	Corporate and Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$153,890	$192,883	$156,517	$27,213	$—	$(6,647)	$523,856
Reinsurance premiums ceded	(40,988)	(36,462)	(43,207)	(2,850)	—	6,647	(116,860)
Net premiums written	112,902	156,421	113,310	24,363	—	—	406,996
Change in unearned premiums	154,145	23,191	61,603	77,273	—	—	316,212
Net premiums earned	267,047	179,612	174,913	101,636	—	—	723,208
Other insurance related income	68	692	662	6,083	—	(3,969)	3,536
Total underwriting revenues	267,115	180,304	175,575	107,719	—	(3,969)	726,744
Underwriting deductions
Losses and loss expenses	347,484	178,440	157,709	570,969	—	—	1,254,602
Policy acquisition costs	45,422	41,493	20,721	8,314	—	(360)	115,590
General and administrative expenses	12,444	23,069	21,553	7,687	9,539	(3,950)	70,342
Share compensation expenses	2,606	2,310	354	183	3,990	—	9,443
Total underwriting deductions	407,956	245,312	200,337	587,153	13,529	(4,310)	1,449,977
Underwriting (loss)	$(140,841)	$(65,008)	$(24,762)	$(479,434)	$(13,529)	$341	$(723,233)
Net investment return (a)	—	—	—	1,232	39,946	—	41,178
Other items (b)	—	—	—	82	(18,969)	—	(18,887)
Loss attributable to AlphaCat investors	—	—	—	74,130	—	—	74,130
Net loss attributable to noncontrolling interest	—	—	—	376,366	—	—	376,366
Segmental (loss)	$(140,841)	$(65,008)	$(24,762)	$(27,624)	$7,448	$341
Net loss attributable to Validus common shareholders							$(250,446)

(a)	Net investment return includes net investment income, net realized and change in net unrealized gains (losses) on investments and income (loss) from investment affiliates.

(b)
Other items includes finance expenses, transaction expenses, dividends on preferred shares, tax benefit (expense), foreign exchange gains (losses), income (loss) from operating affiliate and other income (loss).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended September 30, 2016
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment and Consolidated VIEs	Corporate and Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$94,741	$189,674	$85,260	$4,413	$—	$(1,670)	$372,418
Reinsurance premiums ceded	(15,967)	(22,877)	(6,202)	(1,630)	—	1,670	(45,006)
Net premiums written	78,774	166,797	79,058	2,783	—	—	327,412
Change in unearned premiums	149,705	32,258	(8,260)	62,660	—	—	236,363
Net premiums earned	228,479	199,055	70,798	65,443	—	—	563,775
Other insurance related income	58	99	219	8,656	—	(8,113)	919
Total underwriting revenues	228,537	199,154	71,017	74,099	—	(8,113)	564,694
Underwriting deductions
Losses and loss expenses	98,425	109,860	45,748	4,361	—	—	258,394
Policy acquisition costs	42,837	46,488	17,094	7,075	—	(60)	113,434
General and administrative expenses	17,528	32,333	10,171	12,255	18,221	(8,065)	82,443
Share compensation expenses	2,695	3,163	702	(107)	4,048	—	10,501
Total underwriting deductions	161,485	191,844	73,715	23,584	22,269	(8,125)	464,772
Underwriting income (loss)	$67,052	$7,310	$(2,698)	$50,515	$(22,269)	$12	$99,922
Net investment return (a)	—	—	—	3,567	50,256	—	53,823
Other items (b)	—	—	—	97	(20,995)	—	(20,898)
(Income) attributable to AlphaCat investors	—	—	—	(5,564)	—	—	(5,564)
Net (income) attributable to noncontrolling interest	—	—	—	(37,439)	—	—	(37,439)
Segmental income (loss)	$67,052	$7,310	$(2,698)	$11,176	$6,992	$12
Net income available to Validus common shareholders							$89,844

(a)	Net investment return includes net investment income, net realized and change in net unrealized gains (losses) on investments and income (loss) from investment affiliates.

(b)
Other items includes finance expenses, transaction expenses, dividends on preferred shares, tax benefit (expense), foreign exchange gains (losses), income (loss) from operating affiliate and other income (loss).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Nine Months Ended September 30, 2017
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment and Consolidated VIEs	Corporate and Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$1,071,409	$702,535	$459,628	$297,821	$—	$(23,778)	$2,507,615
Reinsurance premiums ceded	(161,188)	(154,263)	(72,005)	(9,510)	—	23,778	(373,188)
Net premiums written	910,221	548,272	387,623	288,311	—	—	2,134,427
Change in unearned premiums	(184,155)	18,279	15,256	(54,196)	—	—	(204,816)
Net premiums earned	726,066	566,551	402,879	234,115	—	—	1,929,611
Other insurance related income	204	1,512	1,566	17,118	—	(14,463)	5,937
Total underwriting revenues	726,270	568,063	404,445	251,233	—	(14,463)	1,935,548
Underwriting deductions
Losses and loss expenses	538,323	378,241	329,642	574,130	—	—	1,820,336
Policy acquisition costs	133,836	129,074	60,187	22,380	—	(991)	344,486
General and administrative expenses	48,550	97,094	50,623	27,096	45,563	(14,311)	254,615
Share compensation expenses	7,746	8,292	1,655	348	12,039	—	30,080
Total underwriting deductions	728,455	612,701	442,107	623,954	57,602	(15,302)	2,449,517
Underwriting (loss)	$(2,185)	$(44,638)	$(37,662)	$(372,721)	$(57,602)	$839	$(513,969)
Net investment return (a)	—	—	—	12,543	158,523	—	171,066
Other items (b)	—	—	—	269	(57,097)	—	(56,828)
Loss attributable to AlphaCat investors	—	—	—	54,797	—	—	54,797
Net loss attributable to noncontrolling interest	—	—	—	290,144	—	—	290,144
Segmental (loss)	$(2,185)	$(44,638)	$(37,662)	$(14,968)	$43,824	$839
Net loss attributable to Validus common shareholders							$(54,790)

(a)	Net investment return includes net investment income, net realized and change in net unrealized gains (losses) on investments and income (loss) from investment affiliates.

(b)
Other items includes finance expenses, transaction expenses, dividends on preferred shares, tax benefit (expense), foreign exchange gains (losses), income (loss) from operating affiliate and other income (loss).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Nine Months Ended September 30, 2016
	Validus Re Segment	Talbot Segment	Western World Segment	AlphaCat Segment and Consolidated VIEs	Corporate and Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$1,072,219	$752,058	$236,190	$270,666	$—	$(21,882)	$2,309,251
Reinsurance premiums ceded	(111,658)	(137,496)	(15,347)	(6,451)	—	21,882	(249,070)
Net premiums written	960,561	614,562	220,843	264,215	—	—	2,060,181
Change in unearned premiums	(241,129)	(7,166)	(22,890)	(80,230)	—	—	(351,415)
Net premiums earned	719,432	607,396	197,953	183,985	—	—	1,708,766
Other insurance related (loss) income	(107)	389	696	17,722	—	(16,300)	2,400
Total underwriting revenues	719,325	607,785	198,649	201,707	—	(16,300)	1,711,166
Underwriting deductions
Losses and loss expenses	313,432	319,271	129,623	27,645	—	—	789,971
Policy acquisition costs	127,660	134,444	46,704	19,762	—	23	328,593
General and administrative expenses	52,579	109,929	33,704	26,272	52,276	(16,421)	258,339
Share compensation expenses	8,371	9,955	1,825	167	12,147	—	32,465
Total underwriting deductions	502,042	573,599	211,856	73,846	64,423	(16,398)	1,409,368
Underwriting income (loss)	$217,283	$34,186	$(13,207)	$127,861	$(64,423)	$98	$301,798
Net investment return (a)	—	—	—	10,558	188,890	(597)	198,851
Other items (b)	—	—	—	(1,139)	(35,452)	—	(36,591)
(Income) attributable to AlphaCat investors	—	—	—	(16,278)	—	—	(16,278)
Net (income) attributable to noncontrolling interest	—	—	—	(96,163)	—	—	(96,163)
Segmental income (loss)	$217,283	$34,186	$(13,207)	$24,839	$89,015	$(499)
Net income available to Validus common shareholders							$351,617

(a)	Net investment return includes net investment income, net realized and change in net unrealized gains (losses) on investments and income (loss) from investment affiliates.

(b)
Other items includes finance expenses, transaction expenses, dividends on preferred shares, tax benefit (expense), foreign exchange gains (losses), income (loss) from operating affiliate and other income (loss).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written by operating segment allocated to the territory of coverage exposure for the periods indicated:

	Gross Premiums Written
	Three Months Ended September 30, 2017
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$59,838	$24,584	$156,517	$18,440	$(6,300)	$253,079	48.3%

Worldwide excluding United States (a)	7,198	43,136	—	712	76	51,122	9.8%
Australia and New Zealand	(450)	3,696	—	—	9	3,255	0.6%
Europe	4,744	5,372	—	149	62	10,327	2.0%
Latin America and Caribbean	19,430	20,726	—	—	(454)	39,702	7.6%
Japan	436	1,165	—	—	—	1,601	0.3%
Canada	24	1,820	—	458	(6)	2,296	0.4%
Rest of the world (b)	1,447	21,478	—	—	57	22,982	4.4%
Sub-total, non United States	32,829	97,393	—	1,319	(256)	131,285	25.1%
Worldwide including United States (a)	33,724	16,293	—	4,993	(91)	54,919	10.5%
Other locations non-specific (c)	27,499	54,613	—	2,461	—	84,573	16.1%
Total	$153,890	$192,883	$156,517	$27,213	$(6,647)	$523,856	100.0%

	Gross Premiums Written
	Three Months Ended September 30, 2016
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$31,345	$19,937	$85,260	$1,837	$(76)	$138,303	37.1%

Worldwide excluding United States (a)	4,145	40,058	—	(288)	(39)	43,876	11.7%
Australia and New Zealand	57	3,238	—	—	6	3,301	0.9%
Europe	4,536	4,957	—	—	40	9,533	2.6%
Latin America and Caribbean	17,036	25,173	—	—	(793)	41,416	11.1%
Japan	(33)	997	—	—	7	971	0.3%
Canada	149	2,015	—	—	(42)	2,122	0.6%
Rest of the world (b)	2,360	19,166	—	—	66	21,592	5.8%
Sub-total, non United States	28,250	95,604	—	(288)	(755)	122,811	33.0%
Worldwide including United States (a)	22,399	12,771	—	2,872	(838)	37,204	10.0%
Other locations non-specific (c)	12,747	61,362	—	(8)	(1)	74,100	19.9%
Total	$94,741	$189,674	$85,260	$4,413	$(1,670)	$372,418	100.0%

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Gross Premiums Written
	Nine Months Ended September 30, 2017
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$374,018	$88,139	$459,628	$116,691	$(10,623)	$1,027,853	41.0%

Worldwide excluding United States (a)	45,803	110,094	—	8,617	(463)	164,051	6.6%
Australia and New Zealand	3,745	8,726	—	2,003	(101)	14,373	0.6%
Europe	35,108	22,944	—	600	(368)	58,284	2.2%
Latin America and Caribbean	40,646	69,703	—	46	(4,737)	105,658	4.2%
Japan	40,902	6,371	—	3,855	(36)	51,092	2.0%
Canada	4,894	4,068	—	588	(55)	9,495	0.4%
Rest of the world (b)	20,229	67,918	—	—	(1,520)	86,627	3.5%
Sub-total, non United States	191,327	289,824	—	15,709	(7,280)	489,580	19.5%
Worldwide including United States (a)	189,669	74,385	—	158,239	(5,875)	416,418	16.6%
Other locations non-specific (c)	316,395	250,187	—	7,182	—	573,764	22.9%
Total	$1,071,409	$702,535	$459,628	$297,821	$(23,778)	$2,507,615	100.0%

	Gross Premiums Written
	Nine Months Ended September 30, 2016
	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total	%
United States	$455,826	$85,182	$236,190	$64,566	$(1,631)	$840,133	36.4%

Worldwide excluding United States (a)	51,384	105,590	—	22,219	(650)	178,543	7.8%
Australia and New Zealand	6,906	7,613	—	4,949	(107)	19,361	0.8%
Europe	30,270	25,673	—	3,306	(668)	58,581	2.5%
Latin America and Caribbean	36,610	76,577	—	—	(6,330)	106,857	4.6%
Japan	39,892	5,579	—	3,221	(24)	48,668	2.1%
Canada	3,646	5,577	—	223	(129)	9,317	0.4%
Rest of the world (b)	22,307	76,456	—	—	(2,276)	96,487	4.2%
Sub-total, non United States	191,015	303,065	—	33,918	(10,184)	517,814	22.4%
Worldwide including United States (a)	169,737	75,423	—	170,639	(10,052)	405,747	17.6%
Other locations non-specific (c)	255,641	288,388	—	1,543	(15)	545,557	23.6%
Total	$1,072,219	$752,058	$236,190	$270,666	$(21,882)	$2,309,251	100.1%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

19. Subsequent events
California Wildfires
The California Wildfires were a series of wildfires that burned across Northern California in October 2017 causing widespread residential and commercial property damage across a number of counties. The Company is presently reviewing its exposure based on in-force contracts and preliminary loss information from clients and anticipates that the California Wildfires will likely be a notable loss event.
Dividends
On November 1, 2017, the Company announced a quarterly cash dividend of $0.38 per common share, payable on December 29, 2017 to shareholders of record on December 15, 2017. The Company also announced a quarterly cash dividend of $0.3671875 and $0.3625000 per depository share on the outstanding Series A and Series B Preferred Shares, respectively. The Series A and Series B Preferred Share dividends are payable on December 15, 2017 to shareholders of record on December 1, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s unaudited consolidated results of operations for the three and nine months ended September 30, 2017 and 2016 and the Company’s consolidated financial condition, liquidity and capital resources as at September 30, 2017 and December 31, 2016. This discussion and analysis should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and notes thereto included in this filing and the Company’s audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2016, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk, as well as management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Potential Change to Reportable Segments
The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. As a result of the evolution of the Company’s operations, the global nature of the industry and synergies obtained through the acquisition and integration of Talbot, Western World and CRS, the Company’s current reportable segments have been becoming progressively more integrated such that it is likely that we will change our reportable segments to “Insurance,” “Reinsurance” and “Asset Management." The Company expects that the finalization of this new segment structure will occur in the fourth quarter of 2017. As such, the Company expects that it will present its full year results for 2017, and revise all prior periods presented, in conformity with this new segment structure.
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
Property and other reinsurance premiums have historically risen in the aftermath of significant catastrophic losses. As loss reserves are established, industry surplus is depleted and the industry’s capacity to write new business diminishes. The global property and casualty insurance and reinsurance industry has historically been highly cyclical. Since 2007, increased capital and the absence of significant catastrophic events resulted in a softening of rates on most lines. From 2010 to 2012, there was an increased level of catastrophe activity, principally the Chilean earthquake, Deepwater Horizon, the Tohoku earthquake, the New Zealand earthquakes and Superstorm Sandy; however, the impact of these events in the aggregate were not severe enough to increase rates. As such, the Company continues to see increased competition and decreased premium rates in most classes of business.
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
Business written by the Talbot and Western World segments is distributed more evenly throughout the year. Through September 30, 2017, the Talbot segment experienced a whole account rate decrease of approximately 4.0% driven primarily by decreases in the downstream and upstream energy classes. The Western World segment experienced a modest whole account rate increase of approximately 0.2% through September 30, 2017.

Following the significant catastrophic events of the third quarter 2017: Hurricanes Harvey, Irma and Maria, the Company expects the industry to see meaningful rate increases across all loss affected classes. The Company expects rate changes to be driven by the retrocession market, with reinsurers and insurers following accordingly. However, the full extent of rate increases will not likely be realized until mid year 2018.
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
The following table presents reconciliations of book value per common share to book value per diluted common share plus accumulated dividends and other non-GAAP book value financial indicators:

	September 30, 2017
	Equity Amount	Common Shares	Per Share Amount (a)
Book value per common share (b)	$3,536,287	79,457,253	$44.51
Non-GAAP Adjustments:
Assumed exercise of outstanding stock options (c)(d)	614	26,136
Unvested restricted shares	—	2,518,217
Book value per diluted common share (e)	3,536,901	82,001,606	$43.13
Goodwill	(227,701)	—
Intangible assets	(173,398)	—
Tangible book value per diluted common share (e)	$3,135,802	82,001,606	$38.24

Book value per diluted common share (e)			$43.13
Accumulated dividends			12.70
Book value per diluted common share plus accumulated dividends (e)			$55.83

	December 31, 2016
	Equity Amount	Common Shares	Per Share Amount (a)
Book value per common share (b)	$3,688,291	79,132,252	$46.61
Non-GAAP Adjustments:
Assumed exercise of outstanding stock options (c)(d)	614	26,136
Unvested restricted shares	—	2,868,610
Book value per diluted common share (e)	3,688,905	82,026,998	$44.97
Goodwill	(196,758)	—
Intangible assets	(115,592)	—
Tangible book value per diluted common share (e)	$3,376,555	82,026,998	$41.16

Book value per diluted common share (e)			$44.97
Accumulated dividends			11.56
Book value per diluted common share plus accumulated dividends (e)			$56.53

(a)	Per share amounts are calculated by dividing the equity amount by the common shares.

(b)	The equity amount used in the calculation of book value per common share represents total shareholders’ equity available to Validus excluding the liquidation value of the preferred shares.

(c)	Using the “as-if-converted” method, assuming all proceeds received upon exercise of stock options will be retained by the Company and the resulting common shares from exercise remain outstanding.

(d)	At September 30, 2017, the weighted average exercise price for those stock options that had an exercise price lower than book value per share was $23.48 (December 31, 2016: $23.48).

(e)	Non-GAAP financial measure.

Book value per common share, a GAAP financial measure, decreased by $2.10, or 4.5%, from $46.61 at December 31, 2016 to $44.51 at September 30, 2017.
Book value per diluted common share plus accumulated dividends, a non-GAAP financial measure, is considered by management to be the key financial indicator of performance, as the Company believes growth in book value on a diluted basis, plus the dividends that have accumulated, ultimately translates into the return that a shareholder will receive. Book value per diluted common share plus accumulated dividends decreased by $0.70, or 1.2%, from $56.53 at December 31, 2016 to $55.83 at September 30, 2017. Cash dividends per common share are an integral part of the value created for shareholders. During the nine months ended September 30, 2017, the Company paid cash dividends of $1.14 (2016: $1.05) per common share.
Book value per diluted common share, a non-GAAP financial measure, is considered by management to be a measure of returns to common shareholders, as the Company believes growth in book value on a diluted basis ultimately translates into growth in stock price. Book value per diluted common share after dividends paid decreased by $1.84, or 4.1%, from $44.97 at December 31, 2016 to $43.13 at September 30, 2017. The change in book value per diluted common share inclusive of dividends paid was (1.6)% and 9.2% for the nine months ended September 30, 2017 and 2016, respectively.
Tangible book value per diluted common share, a non-GAAP financial measure, is considered by management to be a measure of returns to common shareholders excluding goodwill and other intangible assets, as the Company believes growth in tangible book value on a diluted basis ultimately translates into growth in the tangible value of the Company. Tangible book value per diluted common share decreased by $2.92, or 7.1%, from $41.16 at December 31, 2016 to $38.24 at September 30, 2017.
Other financial indicators
In addition to presenting net (loss) income (attributable) available to Validus common shareholders determined in accordance with U.S. GAAP, the Company believes that showing net operating (loss) income (attributable) available to Validus common shareholders, a non-GAAP financial measure, provides investors with a valuable measure of profitability and enables investors, analysts, rating agencies and other users of its financial information to more easily analyze the Company’s results in a manner similar to how management analyzes the Company’s underlying business performance.
Net operating (loss) income (attributable) available to Validus common shareholders is calculated by the addition or subtraction of certain Consolidated Statement of (Loss) Income and Comprehensive (Loss) Income line items from net (loss) income (attributable) available to Validus common shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Net (loss) income (attributable) available to Validus common shareholders	$(250,446)	$89,844	$(54,790)	$351,617
Non-GAAP Adjustments:
Net realized gains on investments	(906)	(4,397)	(2,016)	(6,537)
Change in net unrealized losses (gains) on investments	5,197	(5,459)	(24,472)	(84,331)
(Income) loss from investment affiliates	(1,011)	(453)	(15,665)	4,249
Foreign exchange losses (gains)	1,404	766	7,164	(11,765)
Other (income) loss	(35)	1,529	(303)	773
Transaction expenses	—	—	4,427	—
Net (loss) income attributable to noncontrolling interests	(8,194)	767	(5,364)	869
Tax (benefit) expense (a)	(468)	443	1,860	7,550
Net operating (loss) income (attributable) available to Validus common shareholders (b)	$(254,459)	$83,040	$(89,159)	$262,425

Average shareholders’ equity available to Validus common shareholders (c)	$3,673,859	$3,716,938	$3,699,471	$3,699,319

Annualized return on average equity	(27.3%)	9.7%	(2.0%)	12.7%
Annualized net operating return on average equity (b)	(27.7%)	8.9%	(3.2%)	9.5%

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

Net operating (loss) income (attributable) available to Validus common shareholders, a non-GAAP financial measure, measures the performance of the Company’s operations without the influence of gains or losses on investments and foreign currencies and other items as noted in the table above. The Company excludes these items from its calculation of net operating (loss) income (attributable) available to Validus common shareholders because the amount of these gains and losses is heavily influenced by, and fluctuates in part, according to availability of investment market opportunities and other factors. The Company believes these amounts are largely independent of its core underwriting activities and including them distorts the analysis of trends in its operations. The Company believes the reporting of net operating (loss) income (attributable) available to Validus common shareholders enhances the understanding of results by highlighting the underlying profitability of the Company’s core (re)insurance operations. This profitability is influenced significantly by earned premium growth, adequacy of the Company’s pricing, as well as loss frequency and severity. Over time it is also influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through its management of acquisition costs and other underwriting expenses.
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

Third Quarter 2017 Results of Operations - Consolidated
The following table presents the results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
Revenues
Gross premiums written	$523,856	$372,418
Reinsurance premiums ceded	(116,860)	(45,006)
Net premiums written	406,996	327,412
Change in unearned premiums	316,212	236,363
Net premiums earned	723,208	563,775
Net investment income	44,458	43,514
Net realized gains on investments	906	4,397
Change in net unrealized (losses) gains on investments	(5,197)	5,459
Income from investment affiliates	1,011	453
Other insurance related income and other income (loss)	3,571	(610)
Foreign exchange (losses)	(1,404)	(766)
Total revenues	766,553	616,222
Expenses
Losses and loss expenses	1,254,602	258,394
Policy acquisition costs	115,590	113,434
General and administrative expenses	70,342	82,443
Share compensation expenses	9,443	10,501
Finance expenses	14,523	14,521
Transaction expenses	—	—
Total expenses	1,464,500	479,293
(Loss) income before taxes and loss (income) attributable to AlphaCat investors	(697,947)	136,929
Tax benefit (expense)	2,632	(1,830)
Loss (income) attributable to AlphaCat investors	74,130	(5,564)
Net (loss) income	$(621,185)	$129,535
Net loss (income) attributable to noncontrolling interests	376,366	(37,439)
Net (loss) income (attributable) available to Validus	(244,819)	92,096
Dividends on preferred shares	(5,627)	(2,252)
Net (loss) income (attributable) available to Validus common shareholders	$(250,446)	$89,844

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$403,491	$288,650
Current period—notable loss events	926,175	986
Current period—non-notable loss events	—	21,643
Change in prior accident years	(75,064)	(52,885)
Total losses and loss expenses	$1,254,602	$258,394
Selected ratios:
Ratio of net to gross premiums written	77.7%	87.9%
Losses and loss expense ratio:
Current period excluding items below	55.8%	51.2%
Current period—notable loss events	128.1%	0.2%
Current period—non-notable loss events	—%	3.8%
Change in prior accident years	(10.4)%	(9.4)%
Losses and loss expense ratio	173.5%	45.8%
Policy acquisition cost ratio	16.0%	20.1%
General and administrative expense ratio (a)	11.0%	16.5%
Expense ratio	27.0%	36.6%
Combined ratio	200.5%	82.4%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the third quarter 2017 as compared to 2016 were as follows:

•
Gross premiums written for the three months ended September 30, 2017 were $523.9 million compared to $372.4 million for the three months ended September 30, 2016, an increase of $151.4 million, or 40.7%. The increase was primarily driven by increases in the Validus Re, Western World and AlphaCat segments.

•
Reinsurance premiums ceded for the three months ended September 30, 2017 were $116.9 million compared to $45.0 million for the three months ended September 30, 2016, an increase of $71.9 million, or 159.7%. The increase was primarily driven by an increase in the Validus Re, Western World and Talbot segments.

•
Net premiums earned for the three months ended September 30, 2017 were $723.2 million compared to $563.8 million for the three months ended September 30, 2016, an increase of $159.4 million, or 28.3%. The increase was primarily driven by an increase in the Validus Re, Western World and AlphaCat segments and was partially offset by a decrease in the Talbot segment.

•
Losses and loss expenses for the three months ended September 30, 2017 were $1,254.6 million compared to $258.4 million for the three months ended September 30, 2016, an increase of $996.2 million. The increase was primarily driven by an increase in losses from notable loss events during the three months ended September 30, 2017 and was partially offset by higher favorable development on prior accident years and a decrease in non-notable loss events.

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

Notable Loss Events

◦
Losses and loss expenses incurred during the three months ended September 30, 2017 from three notable loss events were $926.2 million, or 128.1 percentage points of the loss ratio during the three months ended September 30, 2017. Excluding the AlphaCat segment, which includes results attributable to AlphaCat’s third party investors and noncontrolling interests, notable losses for the three months ended September 30, 2017 were $365.1 million, or 58.7 percentage points of the loss ratio excluding the AlphaCat segment. Including Validus’ share of AlphaCat net losses and loss expenses of $35.7 million and the net impact of reinstatement premiums and acceleration of unearned premiums of $33.5 million, the net loss attributable to Validus from third quarter 2017 notable loss events was $367.3 million and was incurred by event as follows:

	Three Months Ended September 30, 2017
	Total Notable Loss Events
(Dollars in thousands)	Hurricane Harvey	Hurricane Irma	Hurricane Maria	Total
Gross losses and loss expenses excluding the Alphacat segment	$439,319	$419,916	$143,053	$1,002,288
Less: Reinsurance recoveries	(292,315)	(254,973)	(89,862)	(637,150)
Net losses and loss expenses excluding the AlphaCat segment	147,004	164,943	53,191	365,138
Validus’ share of AlphaCat losses and loss expenses	7,298	20,992	7,360	35,650
Validus’ share of net losses and loss expenses	154,302	185,935	60,551	400,788
Less: Net impact on premiums earned (a)	(7,941)	(22,686)	(2,865)	(33,492)
Net loss attributable to Validus	$146,361	$163,249	$57,686	$367,296

(a)	Net impact on premiums earned includes reinstatement premiums assumed and ceded, and the net impact of accelerating unearned premiums assumed and ceded.

◦
During the three months ended September 30, 2016, the Company incurred losses and loss expenses of $1.0 million, or 0.2 percentage points of the loss ratio relating to the second quarter 2016 Canadian Wildfires notable loss event, reflecting an increase in the industry loss estimate during the three months ended September 30, 2016.

Non-notable Loss Events

◦	There were no non-notable loss events occurring during the three months ended September 30, 2017.

◦	Losses and loss expenses incurred during the three months ended September 30, 2016 from two non-notable loss events were as follows:

	Three Months Ended September 30, 2016
	Non-notable Loss Events		Total
(Dollars in thousands)	Texas Hailstorms	SpaceX
Validus’ share of net losses and loss expenses	$1,400	$20,243	$21,643
Less: Reinstatement premiums, net	—	(1,240)	(1,240)
Net loss attributable to Validus	$1,400	$19,003	$20,403
Losses and loss expenses from two non-notable loss events were $21.6 million, or 3.8 percentage points of the loss ratio. Losses and loss expenses related to SpaceX, the September 1st rocket explosion at Cape Canaveral, Florida, were $20.2 million, or 3.6 percentage points of the loss ratio. Net of reinstatement premiums of $1.2 million, the net loss attributable to the Company from this event was $19.0 million. In addition, losses and loss expenses of $1.4 million, or 0.2 percentage points of the loss ratio, related to the Texas Hailstorms second quarter 2016 non-notable loss event.
Change in prior accident years

◦	Loss reserve development for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2017	2016
(Favorable) development on event losses	$(16,142)	$(20,314)
(Favorable) development on attritional losses	(58,922)	(32,571)
Change in prior accident years	$(75,064)	$(52,885)
The favorable development for the three months ended September 30, 2017 was primarily driven by favorable development on attritional losses and multiple loss events. The favorable development for the three months ended September 30, 2016 was primarily driven by favorable development on attritional losses and the 2015 Tianjin port explosion and Chilean earthquake loss events.
Loss Ratio

◦
The loss ratio for the three months ended September 30, 2017 and September 30, 2016 was 173.5% and 45.8%, respectively, an increase of 127.7 percentage points. Excluding the AlphaCat segment, which includes results attributable to AlphaCat’s third party investors and noncontrolling interests, the loss ratio for the three months ended September 30, 2017 was 110.0%.

◦	Loss ratios by line of business for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017	2016
Property	318.4%	27.5%
Marine	123.4%	60.1%
Specialty	62.5%	55.6%
Liability	71.2%	66.8%
All lines	173.5%	45.8%

•
Policy acquisition cost ratio for the three months ended September 30, 2017 was 16.0% compared to 20.1% for the three months ended September 30, 2016, a decrease of 4.1 percentage points. The decrease was primarily driven by new agriculture business written in the Western World segment which carries lower acquisition costs and the net impact of the third quarter 2017 notable loss events on net premiums earned.

•
General and administrative (“G&A”) expenses for the three months ended September 30, 2017 were $70.3 million compared to $82.4 million for the three months ended September 30, 2016, a decrease of $12.1 million or 14.7%. The decrease was primarily driven by a reduction in the bonus accrual during the three months ended September 30, 2017 and was partially offset by an increase in G&A expenses in the Western World segment, which included $12.0 million of CRS expenses, of which $1.7 million related to the amortization of intangible assets acquired.

•
Combined ratio for the three months ended September 30, 2017 and 2016 was 200.5% and 82.4%, respectively, an increase of 118.1 percentage points. Excluding the AlphaCat segment, which includes results attributable to AlphaCat’s third party investors and noncontrolling interests, the combined ratio for the three months ended September 30, 2017 was 138.8%.

Third Quarter 2017 Results of Operations - Validus Re Segment
The following table presents underwriting (loss) income by line of business for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017				2016
(Dollars in thousands)	Property	Marine	Specialty	Total	Property	Marine	Specialty	Total
Underwriting revenues
Gross premiums written	$117,657	$1,226	$35,007	$153,890	$53,761	$(4,533)	$45,513	$94,741
Reinsurance premiums ceded	(20,455)	(3,824)	(16,709)	(40,988)	(5,357)	(6,021)	(4,589)	(15,967)
Net premiums written	97,202	(2,598)	18,298	112,902	48,404	(10,554)	40,924	78,774
Change in unearned premiums	37,307	27,555	89,283	154,145	45,290	31,711	72,704	149,705
Net premiums earned	134,509	24,957	107,581	267,047	93,694	21,157	113,628	228,479
Other insurance related income				68				58
Total underwriting revenues				267,115				228,537
Underwriting deductions
Losses and loss expenses	248,984	41,953	56,547	347,484	10,024	13,229	75,172	98,425
Policy acquisition costs	18,783	3,551	23,088	45,422	18,138	3,744	20,955	42,837
Total underwriting deductions before G&A	267,767	45,504	79,635	392,906	28,162	16,973	96,127	141,262
Underwriting (loss) income before G&A	$(133,258)	$(20,547)	$27,946	$(125,791)	$65,532	$4,184	$17,501	$87,275
General and administrative expenses				12,444				17,528
Share compensation expenses				2,606				2,695
Total underwriting deductions				407,956				161,485
Underwriting (loss) income				$(140,841)				$67,052

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$39,265	$11,792	$71,207	$122,264	$29,754	$11,384	$79,965	$121,103
Current period—notable loss events	236,091	37,266	—	273,357	—	—	—	—
Current period—non-notable loss events	—	—	—	—	6	10,349	—	10,355
Change in prior accident years	(26,372)	(7,105)	(14,660)	(48,137)	(19,736)	(8,504)	(4,793)	(33,033)
Total losses and loss expenses	$248,984	$41,953	$56,547	$347,484	$10,024	$13,229	$75,172	$98,425
Selected ratios:
Ratio of net to gross premiums written	82.6%	(211.9)%	52.3%	73.4%	90.0%	232.8%	89.9%	83.1%
Losses and loss expense ratio:
Current period excluding items below	29.2%	47.3%	66.2%	45.7%	31.8%	53.8%	70.4%	53.1%
Current period—notable loss events	175.5%	149.3%	—%	102.4%	—%	—%	—%	—%
Current period—non-notable loss events	—%	—%	—%	—%	—%	48.9%	—%	4.5%
Change in prior accident years	(19.6)%	(28.5)%	(13.6)%	(18.0)%	(21.1)%	(40.2)%	(4.2)%	(14.5)%
Losses and loss expense ratio	185.1%	168.1%	52.6%	130.1%	10.7%	62.5%	66.2%	43.1%
Policy acquisition cost ratio	14.0%	14.2%	21.5%	17.0%	19.4%	17.7%	18.4%	18.7%
General and administrative expense ratio (a)				5.7%				8.9%
Expense ratio				22.7%				27.6%
Combined ratio				152.8%				70.7%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the third quarter 2017 as compared to 2016 were as follows:

•
Gross premiums written for the three months ended September 30, 2017 were $153.9 million compared to $94.7 million for the three months ended September 30, 2016, an increase of $59.1 million, or 62.4%. Excluding the impact of reinstatement premiums from third quarter 2017 notable loss events which impacted the property and marine lines by $59.1 million and $6.7 million, respectively, gross premiums written for the three months ended September 30, 2017 were $88.1 million, a decrease of $6.6 million, or 7.0% compared to the three months ended September 30, 2016.The decrease in gross premiums written was driven by:

◦	A decrease in the specialty lines of $10.5 million, primarily due to the timing of renewals on certain programs and adjustments to existing business; partially offset by

◦	An increase in the property lines of $4.8 million.

•
Reinsurance premiums ceded for the three months ended September 30, 2017 were $41.0 million compared to $16.0 million for the three months ended September 30, 2016, an increase of $25.0 million or 156.7%. The increase was primarily driven by an increase in the property lines of $15.1 million as a result of new retrocession coverage purchased following third quarter 2017 notable loss events and an increase in the specialty lines of $12.1 million relating to a new casualty and mortgage quota share retrocession program.

•
Net premiums earned for the three months ended September 30, 2017 were $267.0 million compared to $228.5 million for the three months ended September 30, 2016, an increase of $38.6 million, or 16.9%. Excluding the net impact of reinstatement premiums assumed and the acceleration of net unearned premiums ceded from third quarter 2017 notable loss events of $50.2 million, net premiums earned were $216.9 million, a decrease of $11.6 million, or 5.1% compared to the three months ended September 30, 2016.

•
Losses and loss expenses for the three months ended September 30, 2017 were $347.5 million compared to $98.4 million for the three months ended September 30, 2016, an increase of $249.1 million or 253.0%. The increase was primarily driven by an increase in notable loss events and was partially offset by higher favorable development on prior accident years and a decrease in non-notable loss events.

Notable Loss Events

◦	Losses and loss expenses incurred during the three months ended September 30, 2017 from three notable loss events were as follows:

	Three Months Ended September 30, 2017
	Notable Loss Events			Total
(Dollars in thousands)	Hurricane Harvey	Hurricane Irma	Hurricane Maria
Gross losses and loss expenses	$277,643	$334,583	$114,178	$726,404
Less: Reinsurance recoveries	(170,018)	(206,637)	(76,392)	(453,047)
Validus Re’s share of net losses and loss expenses	107,625	127,946	37,786	273,357
Less: Net impact on premiums earned (a)	(18,602)	(27,309)	(4,254)	(50,165)
Net loss attributable to Validus Re	$89,023	$100,637	$33,532	$223,192

(a)	Net impact on premiums earned includes reinstatement premiums assumed and the net impact of accelerating unearned premiums assumed and ceded.
Validus Re’s share of net losses and loss expenses from Hurricanes Harvey, Irma and Maria was $273.4 million, or 102.4 percentage points of the loss ratio. Net of reinstatement premiums assumed and the impact of accelerating net unearned premiums ceded of $50.2 million, the net loss attributable to Validus Re from notable loss events was $223.2 million. The net losses and loss expenses from the notable loss events by line of business were as follows:

◦	Hurricane Harvey - property and marine lines of $89.2 million and $18.4 million, respectively;

◦	Hurricane Irma - property and marine lines of $113.7 million and $14.3 million, respectively; and

◦	Hurricane Maria - property and marine lines of $33.2 million and $4.6 million, respectively.

◦	There were no notable loss events occurring during the three months ended September 30, 2016.

Non-notable Loss Events

◦	There were no non-notable loss events occurring during the three months ended September 30, 2017.

◦
Losses and loss expenses from a single non-notable loss event occurring during the three months ended September 30, 2016, SpaceX, were $10.4 million, or 4.5 percentage points of the loss ratio, and related solely to the marine lines. Net of reinstatement premiums, the net loss attributable to Validus Re was $8.2 million.

Change in prior accident years

◦	Loss reserve development by line of business for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30, 2017
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) development on event losses	$(16,703)	$(960)	$—	$(17,663)
(Favorable) development on attritional losses	(9,669)	(6,145)	(14,660)	(30,474)
Change in prior accident years	$(26,372)	$(7,105)	$(14,660)	$(48,137)
The favorable development on event losses in the property lines was driven by favorable development across multiple loss events. The net favorable development across the marine and specialty lines was primarily driven by favorable development on attritional losses.

	Three Months Ended September 30, 2016
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) adverse development on event losses	$(18,269)	$(504)	$295	$(18,478)
(Favorable) development on attritional losses	(1,467)	(8,000)	(5,088)	(14,555)
Change in prior accident years	$(19,736)	$(8,504)	$(4,793)	$(33,033)
The net favorable development in the property lines was primarily driven by favorable development on the 2015 Tianjin port explosion and Chilean earthquake loss events. The net favorable development across the marine and specialty lines was primarily driven by favorable development on attritional losses.
Loss Ratio

◦	The loss ratio for the three months ended September 30, 2017 and 2016 was 130.1% and 43.1%, respectively, an increase of 87.0 percentage points.

•
Policy acquisition cost ratio for the three months ended September 30, 2017 was 17.0% compared to 18.7% for the three months ended September 30, 2016, a decrease of 1.7 percentage points. Excluding the net impact of reinstatement premiums assumed and the acceleration of net unearned premiums ceded from third quarter 2017 notable loss events, the policy acquisition cost ratio for the three months ended September 30, 2017 was 20.9%, an increase of 2.2 percentage points compared to the three months ended September 30, 2016. The increase primarily related to an increase in the specialty lines as a result of a change in business mix, notably an increase in casualty business which carries higher acquisition costs and was partially offset by a decrease in agriculture business which carries lower acquisition costs.

•
General and administration expenses for the three months ended September 30, 2017 were $12.4 million compared to $17.5 million for the three months ended September 30, 2016, a decrease of $5.1 million, or 29.0%. The decrease was primarily driven by a reduction in the bonus accrual during the three months ended September 30, 2017.

Third Quarter 2017 Results of Operations - Talbot Segment
The following table presents underwriting (loss) income by line of business for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017				2016
(Dollars in thousands)	Property	Marine	Specialty	Total	Property	Marine	Specialty	Total
Underwriting revenues
Gross premiums written	$68,848	$39,167	$84,868	$192,883	$64,301	$48,093	$77,280	$189,674
Reinsurance premiums ceded	(25,972)	(2,626)	(7,864)	(36,462)	(12,497)	(352)	(10,028)	(22,877)
Net premiums written	42,876	36,541	77,004	156,421	51,804	47,741	67,252	166,797
Change in unearned premiums	5,005	15,017	3,169	23,191	5,465	16,495	10,298	32,258
Net premiums earned	47,881	51,558	80,173	179,612	57,269	64,236	77,550	199,055
Other insurance related income				692				99
Total underwriting revenues				180,304				199,154
Underwriting deductions
Losses and loss expenses	99,156	52,474	26,810	178,440	40,330	38,076	31,454	109,860
Policy acquisition costs	9,520	12,346	19,627	41,493	10,476	17,680	18,332	46,488
Total underwriting deductions before G&A	108,676	64,820	46,437	219,933	50,806	55,756	49,786	156,348
Underwriting (loss) income before G&A	$(60,795)	$(13,262)	$33,736	$(39,629)	$6,463	$8,480	$27,764	$42,806
General and administrative expenses				23,069				32,333
Share compensation expenses				2,310				3,163
Total underwriting deductions				245,312				191,844
Underwriting (loss) income				$(65,008)				$7,310

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$54,098	$32,926	$33,249	$120,273	$41,384	$32,729	$43,169	$117,282
Current period—notable loss events	53,810	22,285	5,686	81,781	—	—	—	—
Current period—non-notable loss events	—	—	—	—	1,375	9,894	—	11,269
Change in prior accident years	(8,752)	(2,737)	(12,125)	(23,614)	(2,429)	(4,547)	(11,715)	(18,691)
Total losses and loss expenses	$99,156	$52,474	$26,810	$178,440	$40,330	$38,076	$31,454	$109,860
Selected ratios:
Ratio of net to gross premiums written	62.3%	93.3%	90.7%	81.1%	80.6%	99.3%	87.0%	87.9%
Losses and loss expense ratio:
Current period excluding items below	113.0%	63.9%	41.4%	66.9%	72.3%	51.0%	55.7%	58.9%
Current period—notable loss events	112.4%	43.2%	7.1%	45.5%	—%	—%	—%	—%
Current period—non-notable loss events	—%	—%	—%	—%	2.4%	15.4%	—%	5.7%
Change in prior accident years	(18.3)%	(5.3)%	(15.1)%	(13.1)%	(4.3)%	(7.1)%	(15.1)%	(9.4)%
Losses and loss expense ratio	207.1%	101.8%	33.4%	99.3%	70.4%	59.3%	40.6%	55.2%
Policy acquisition cost ratio	19.9%	23.9%	24.5%	23.1%	18.3%	27.5%	23.6%	23.4%
General and administrative expense ratio (a)				14.2%				17.8%
Expense ratio				37.3%				41.2%
Combined ratio				136.6%				96.4%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the third quarter 2017 as compared to 2016 were as follows:

•
Gross premiums written for the three months ended September 30, 2017 were $192.9 million compared to $189.7 million for the three months ended September 30, 2016, an increase of $3.2 million, or 1.7%. Excluding the impact of reinstatement premiums from third quarter 2017 notable loss events of $3.0 million which impacted the property lines, gross premiums written for the three months ended September 30, 2017 were $189.9 million, an increase of $0.2 million, or 0.1% compared to the three months ended September 30, 2016.

•
Reinsurance premiums ceded for the three months ended September 30, 2017 were $36.5 million compared to $22.9 million for the three months ended September 30, 2016, an increase of $13.6 million, or 59.4%. Excluding the impact of reinstatement premiums ceded from third quarter 2017 notable loss events of $9.8 million, reinsurance premiums ceded for the three months ended September 30, 2017 were $26.7 million, an increase of $3.8 million, or 16.5% compared to the three months ended September 30, 2016. The increase was primarily driven by new reinsurance coverage purchased following third quarter 2017 notable loss events.

•
Net premiums earned for the three months ended September 30, 2017 were $179.6 million compared to $199.1 million for the three months ended September 30, 2016, a decrease of $19.4 million, or 9.8%. Excluding the impact of net reinstatement premiums ceded from third quarter 2017 notable loss events of $6.8 million, net premiums earned were $186.4 million, a decrease of $12.6 million, or 6.4% compared to the three months ended September 30, 2016.

•
Losses and loss expenses for the three months ended September 30, 2017 were $178.4 million compared to $109.9 million for the three months ended September 30, 2016, an increase of $68.6 million or 62.4%. The increase was primarily driven by an increase in notable loss events and losses of $10.8 million, or 6.0 percentage points of the loss ratio, arising from the Mexico City Earthquake and was partially offset by a decrease in non-notable loss events.

Notable Loss Events

◦	Losses and loss expenses incurred during the three months ended September 30, 2017 from three notable loss events were as follows:

	Three Months Ended September 30, 2017
	Notable Loss Events			Total
(Dollars in thousands)	Hurricane Harvey	Hurricane Irma	Hurricane Maria
Gross losses and loss expenses	$61,426	$74,301	$29,713	$165,440
Less: Reinsurance recoveries	(27,047)	(42,304)	(14,308)	(83,659)
Talbot’s share of net losses and loss expenses	34,379	31,997	15,405	81,781
Plus: Net impact on premiums earned (a)	789	4,623	1,389	6,801
Net loss attributable to Talbot	$35,168	$36,620	$16,794	$88,582

(a)	Net impact on premiums earned includes reinstatement premiums assumed and ceded.
Talbot’s share of net losses and loss expenses from Hurricanes Harvey, Irma and Maria was $81.8 million, or 45.5 percentage points of the loss ratio. Inclusive of net reinstatement premiums ceded of $6.8 million, the net loss attributable to Talbot from notable loss events was $88.6 million. The net losses and loss expenses from the notable loss events by line of business were as follows:

◦	Hurricane Harvey - property, marine and specialty lines of $21.8 million, $10.4 million and $2.2 million, respectively;

◦	Hurricane Irma - property, marine and specialty lines of $17.5 million, $11.2 million and $3.3 million, respectively; and

◦	Hurricane Maria - property, marine and specialty lines of $14.5 million, $0.7 million and $0.2 million, respectively;

◦	There were no notable loss events occurring during the three months ended September 30, 2016.
Non-notable Loss Events

◦	There were no non-notable loss events occurring during the three months ended September 30, 2017.

◦	Losses and loss expenses incurred during the three months ended September 30, 2016 from two non-notable loss events were as follows:

	Three Months Ended September 30, 2016
	Non-notable Loss Events		Total
(Dollars in thousands)	Texas Hailstorms	SpaceX
Talbot’s share of net losses and loss expenses	1,375	9,894	11,269
Plus: Reinstatement premiums ceded	—	919	919
Net loss attributable to Talbot	$1,375	$10,813	$12,188
Losses and loss expenses from two non-notable loss events were $11.3 million, or 5.7 percentage points of the loss ratio. Losses and loss expenses related to SpaceX were $9.9 million, or 5.0 percentage points of the loss ratio, and related solely to the marine lines. Inclusive of reinstatement premiums ceded, the net loss attributable to Talbot was a reduction of $10.8 million. Losses and loss expenses from the Texas Hailstorms non-notable loss event were $1.4 million, or 0.7 percentage points of the loss ratio, and related solely to the property lines.
Change in prior accident years

◦	Loss reserve development by line of business for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30, 2017
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) adverse development on event losses	$(177)	$1,277	$(470)	$630
(Favorable) development on attritional losses	(8,575)	(4,014)	(11,655)	(24,244)
Change in prior accident years	$(8,752)	$(2,737)	$(12,125)	$(23,614)
The adverse development on event losses in the marine lines was driven by adverse development on the 2016 Jubilee Oil non-notable loss event. The favorable development across the property and specialty lines was driven by favorable development on attritional losses.

	Three Months Ended September 30, 2016
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) development on event losses	$(478)	$(526)	$(833)	$(1,837)
(Favorable) development on attritional losses	(1,951)	(4,021)	(10,882)	(16,854)
Change in prior accident years	$(2,429)	$(4,547)	$(11,715)	$(18,691)
The net favorable development across all lines was primarily driven by favorable development on attritional losses.
Loss Ratio

◦	The loss ratio for the three months ended September 30, 2017 and 2016 was 99.3% and 55.2%, respectively, an increase of 44.1 percentage points.

•	Policy acquisition cost ratio for the three months ended September 30, 2017 was 23.1% compared to 23.4% for the three months ended September 30, 2016, a decrease of 0.3 percentage points.

•
General and administration expenses for the three months ended September 30, 2017 were $23.1 million compared to $32.3 million for the three months ended September 30, 2016, a decrease of $9.3 million, or 28.7%. The decrease was primarily driven by a reduction in the bonus accrual during the three months ended September 30, 2017.

Third Quarter 2017 Results of Operations - Western World Segment
The following table presents underwriting (loss) by line of business for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017				2016
(Dollars in thousands)	Property	Liability	Specialty	Total	Property	Liability	Specialty	Total
Underwriting revenues
Gross premiums written	$36,359	$68,358	$51,800	$156,517	$23,757	$61,503	$—	$85,260
Reinsurance premiums ceded	(22,466)	(1,793)	(18,948)	(43,207)	(2,688)	(3,514)	—	(6,202)
Net premiums written	13,893	66,565	32,852	113,310	21,069	57,989	—	79,058
Change in unearned premiums	800	(5,102)	65,905	61,603	(4,371)	(3,889)	—	(8,260)
Net premiums earned	14,693	61,463	98,757	174,913	16,698	54,100	—	70,798
Other insurance related income				662				219
Total underwriting revenues				175,575				71,017
Underwriting deductions
Losses and loss expenses	29,086	43,784	84,839	157,709	9,604	36,144	—	45,748
Policy acquisition costs	6,672	14,062	(13)	20,721	4,382	12,712	—	17,094
Total underwriting deductions before G&A	35,758	57,846	84,826	178,430	13,986	48,856	—	62,842
Underwriting (loss) income before G&A	$(21,065)	$3,617	$13,931	$(2,855)	$2,712	$5,244	$—	$8,175
General and administrative expenses				21,553				10,171
Share compensation expenses				354				702
Total underwriting deductions				200,337				73,715
Underwriting (loss)				$(24,762)				$(2,698)

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$18,622	$44,310	$84,839	$147,771	$10,139	$36,471	$—	$46,610
Current period—notable loss events	10,000	—	—	10,000	—	—	—	—
Current period—non-notable loss events	—	—	—	—	18	—	—	18
Change in prior accident years	464	(526)	—	(62)	(553)	(327)	—	(880)
Total losses and loss expenses	$29,086	$43,784	$84,839	$157,709	$9,604	$36,144	$—	$45,748
Selected ratios:
Ratio of net to gross premiums written	38.2%	97.4%	63.4%	72.4%	88.7%	94.3%	—%	92.7%
Losses and loss expense ratio:
Current period excluding items below	126.7%	72.1%	85.9%	84.5%	60.7%	67.4%	—%	65.8%
Current period—notable loss events	68.1%	—%	—%	5.7%	—%	—%	—%	—%
Current period—non-notable loss events	—%	—%	—%	—%	0.1%	—%	—%	—%
Change in prior accident years	3.2%	(0.9)%	—%	—%	(3.3)%	(0.6)%	—%	(1.2)%
Losses and loss expense ratio	198.0%	71.2%	85.9%	90.2%	57.5%	66.8%	—%	64.6%
Policy acquisition cost ratio	45.4%	22.9%	—%	11.8%	26.2%	23.5%	—%	24.1%
General and administrative expense ratio (a)				12.5%				15.4%
Expense ratio				24.3%				39.5%
Combined ratio				114.5%				104.1%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the third quarter 2017 as compared to 2016 were as follows:

•
Gross premiums written for the three months ended September 30, 2017 were $156.5 million compared to $85.3 million for the three months ended September 30, 2016, an increase of $71.3 million, or 83.6%. The increase in gross premiums written was driven by:

◦	An increase in gross premiums written in specialty lines of $51.8 million due to new agriculture business written through CRS; and

◦
An increase in the property and liability lines of $12.6 million and $6.9 million, respectively, primarily due to the continued build out of product offerings in the short-tail property lines. The increase in the liability lines was due to an increase in the programs and contract liability lines which was partially offset by decreases resulting from the discontinuation of other underperforming general liability lines.

•
Reinsurance premiums ceded for the three months ended September 30, 2017 were $43.2 million compared to $6.2 million for the three months ended September 30, 2016, an increase of $37.0 million. The increase was primarily driven by an increase in ceded agriculture premiums of $18.9 million relating to new business written through CRS, reinstatement premiums ceded of $9.9 million from third quarter 2017 notable loss events and new reinsurance coverage purchased following third quarter 2017 notable loss events.

•
Net premiums earned for the three months ended September 30, 2017 were $174.9 million compared to $70.8 million for the three months ended September 30, 2016, an increase of $104.1 million, or 147.1%. The increase was primarily driven by an increase in agriculture net premiums earned of $98.8 million relating to new business written through CRS and was partially offset by the impact of reinstatement premiums ceded from the third quarter 2017 notable loss events.

•
Losses and loss expenses for the three months ended September 30, 2017 were $157.7 million compared to $45.7 million for the three months ended September 30, 2016, an increase of $112.0 million or 244.7%. The increase was primarily driven by an increase in the specialty lines due to new agriculture business written through CRS, losses and loss expenses from the third quarter 2017 notable loss events and an increase in attritional losses in the property lines as a result of an increase in fire losses of $2.9 million and several large losses reported in the brokerage professional lines totaling $1.4 million.

Notable Loss Events

◦	Losses and loss expenses incurred during the three months ended September 30, 2017 from two notable loss events were as follows:

	Three Months Ended September 30, 2017
	Notable Loss Events		Total
(Dollars in thousands)	Hurricane Harvey	Hurricane Irma
Gross losses and loss expenses	$100,725	$12,200	$112,925
Less: Reinsurance recoveries	(95,725)	(7,200)	(102,925)
Western World’s share of net losses and loss expenses	5,000	5,000	10,000
Plus: Net impact on premiums earned (a)	9,872	—	9,872
Net loss attributable to Western World	$14,872	$5,000	$19,872

(a)	Net impact on premiums earned includes reinstatement premiums ceded.
Western World’s share of net losses and loss expenses from Hurricanes Harvey and Irma was $10.0 million, or 5.7 percentage points of the loss ratio and related solely to the property lines. Inclusive of reinstatement premiums ceded of $9.9 million, the net loss attributable to Western World from notable loss events was $19.9 million.

◦	There were no notable loss events occurring during the three months ended September 30, 2016.
Non-notable Loss Events

◦	There were no non-notable loss events occurring during the three months ended September 30, 2017 and 2016.

Loss Ratio

◦
The loss ratio for the three months ended September 30, 2017 and 2016 was 90.2% and 64.6%, respectively, an increase of 25.6 percentage points. The loss ratio for the three months ended September 30, 2017 included specialty losses of $84.8 million arising from new agriculture business written through CRS which is booked at a 85.9% loss ratio and other U.S.-based weather losses of $1.3 million, or 0.7 percentage points of the loss ratio, compared to $3.0 million, or 4.3 percentage points of the loss ratio during the three months ended September 30, 2016.

•
Policy acquisition cost ratio for the three months ended September 30, 2017 was 11.8% compared to 24.1% for the three months ended September 30, 2016, a decrease of 12.3 percentage points. The decrease was primarily driven by new agriculture business written during the three months ended September 30, 2017 which carries lower acquisition costs.

•
General and administration expenses for the three months ended September 30, 2017 were $21.6 million compared to $10.2 million for the three months ended September 30, 2016, an increase of $11.4 million, or 111.9%. General and administrative expenses for the three months ended September 30, 2017 included $12.0 million of CRS expenses, of which $1.7 million related to the amortization of intangible assets acquired and was partially offset by a reduction in the bonus accrual during the three months ended September 30, 2017.

Third Quarter 2017 Results of Operations - AlphaCat Segment
The following table presents Validus’ share of the AlphaCat (loss) income on an asset manager basis for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
(Dollars in thousands)	2017	2016
Fee revenues
Third party	$5,095	$7,025
Related party	457	1,373
Total fee revenues	5,552	8,398

Expenses
General and administrative expenses	2,929	3,324
Share compensation expenses	183	(107)
Finance expenses	32	31
Tax (benefit)	(65)	—
Foreign exchange losses	7	5
Total expenses	3,086	3,253
Income before investment (loss) income from AlphaCat Funds and Sidecars	$2,466	$5,145

Investment (loss) income from AlphaCat Funds and Sidecars (a)
AlphaCat Sidecars	201	(72)
AlphaCat ILS Funds - Lower Risk (b)	(7,553)	2,321
AlphaCat ILS Funds - Higher Risk (b)	(21,816)	2,479
BetaCat ILS Funds	(922)	1,303
PaCRe	—	—
Validus' share of investment (loss) income from AlphaCat Funds and Sidecars	(30,090)	6,031
Validus' share of AlphaCat (loss) income	$(27,624)	$11,176

Supplemental information:
Gross premiums written
AlphaCat Sidecars	$—	$(112)
AlphaCat ILS Funds - Lower Risk (b)	10,979	2,049
AlphaCat ILS Funds - Higher Risk (b)	16,275	1,797
AlphaCat Direct (c)	(41)	679
Total	$27,213	$4,413

(a)	The investment income from the AlphaCat funds and sidecars is based on equity accounting.

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

Highlights for the third quarter 2017 as compared to 2016 were as follows:

•
Fee revenues earned for the three months ended September 30, 2017 were $5.6 million compared to $8.4 million during the three months ended September 30, 2016, a decrease of $2.8 million or 33.9%. Third party fee revenues earned during the three months ended September 30, 2017 were $5.1 million compared to $7.0 million, a decrease of $1.9 million or 27.5%. The decrease in fee revenues earned from third parties of $1.9 million was driven by a decrease in performance fees as a result of the third quarter 2017 notable loss events and was partially offset by an increase in management fees as a result of an increase in assets under management over the last twelve months.

•
Total expenses for the three months ended September 30, 2017 were $3.1 million compared to $3.3 million during the three months ended September 30, 2016, a decrease of $0.2 million, or 5.1%. The decrease was driven by a reduction in the bonus accrual during the three months ended September 30, 2017.

•
Validus’ share of investment (loss) income from AlphaCat Funds and Sidecars for the three months ended September 30, 2017 was a loss $30.1 million compared to income of $6.0 million during the three months ended September 30, 2016, a decrease of $36.1 million. The decrease was driven by the third quarter 2017 notable loss events.

Assets Under Management

	Assets Under Management (a)
(Dollars in thousands)	October 1, 2017	July 1, 2017
Assets Under Management - Related Party (a)
AlphaCat Sidecars	$5,608	$5,686
AlphaCat ILS Funds - Lower Risk	75,492	79,808
AlphaCat ILS Funds - Higher Risk	62,566	84,663
AlphaCat Direct (b)	—	—
BetaCat ILS Funds	24,084	25,000
Total	$167,750	$195,157

Assets Under Management - Third Party (a)
AlphaCat Sidecars	$20,459	$20,590
AlphaCat ILS Funds - Lower Risk	1,317,417	1,309,377
AlphaCat ILS Funds - Higher Risk	687,674	896,639
AlphaCat Direct (b)	546,226	534,555
BetaCat ILS Funds	120,391	118,493
Total	2,692,167	2,879,654
Total Assets Under Management	$2,859,917	$3,074,811

(a)	The Company’s assets under management are based on NAV and are represented by investments made by related parties and third parties in the feeder funds and on a direct basis.

(b)	AlphaCat Direct includes direct investments from third party investors in AlphaCat Re.
AlphaCat’s assets under management were $2.9 billion as at October 1, 2017, compared to $3.1 billion as at July 1, 2017, of which third party assets under management were $2.7 billion as at October 1, 2017, compared to $2.9 billion as at July 1, 2017. The decrease in assets under management was driven by the impact of the third quarter 2017 notable loss events.
During the three months ended October 1, 2017, a total of $176.5 million of capital was raised, all of which was raised from third parties. During the three months ended October 1, 2017, $90.5 million was returned to investors, of which $83.2 million was returned to third party investors.

Third Quarter 2017 Results - Corporate and Investments
The following table presents the Corporate and Investment function’s income and expense items on a consolidated basis for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
(Dollars in thousands)	2017	2016
Managed investments
Managed net investment income (a)	$37,091	$41,071
Net realized gains on managed investments (a)	903	4,080
Change in net unrealized gains on managed investments (a)	941	4,652
Income from investment affiliates	1,011	453
Total managed investment return	$39,946	$50,256

Corporate expenses
General and administrative expenses	$9,539	$18,221
Share compensation expenses	3,990	4,048
Finance expenses (a)	14,449	14,317
Dividends on preferred shares	5,627	2,252
Tax (benefit) expense (a)	(2,567)	1,830
Total Corporate expenses	$31,038	$40,668

Other items
Foreign exchange losses (a)	(1,495)	(1,067)
Other income (loss)	35	(1,529)
Total other items	$(1,460)	$(2,596)
Total Corporate and Investments	$7,448	$6,992

(a)	These items exclude the components which are included in the Company’s share of AlphaCat and amounts which are consolidated from VIEs.
Investments
Highlights of our managed investment portfolio for the third quarter 2017 as compared to 2016 were as follows:

•
Managed net investment income for the three months ended September 30, 2017 was $37.1 million compared to $41.1 million for the three months ended September 30, 2016, a decrease of $4.0 million, or 9.7%. The decrease was primarily due to an outsized gain in one of the Company’s fixed income funds during the three months ended September 30, 2016.

•	Annualized effective yield for the three months ended September 30, 2017 was 2.23%, compared to 2.58% for the three months ended September 30, 2016, a decrease of 35 basis points.

•
Net realized gains on managed investments for the three months ended September 30, 2017 were $0.9 million compared to $4.1 million for the three months ended September 30, 2016, an unfavorable movement of $3.2 million or 77.9%.

•
The change in net unrealized gains on managed investments for the three months ended September 30, 2017 was $0.9 million compared to $4.7 million for the three months ended September 30, 2016, an unfavorable movement of $3.7 million, or 79.8%.

Corporate Expenses and Other Items
Highlights for the third quarter 2017 as compared to 2016 were as follows:

•
General and administrative expenses for the three months ended September 30, 2017 were $9.5 million compared to $18.2 million for the three months ended September 30, 2016, a decrease of $8.7 million or 47.6%. The decrease was driven by a reduction in the bonus accrual during the three months ended September 30, 2017.

•	Share compensation expenses for the three months ended September 30, 2017 were $4.0 million compared to $4.0 million for the three months ended September 30, 2016.

•
Finance expenses, excluding the Company's share of AlphaCat finance expenses from consolidated VIEs, for the three months ended September 30, 2017 were $14.4 million compared to $14.3 million for the three months ended September 30, 2016, an increase of $0.1 million or 0.9%.

•
Dividends paid on preferred shares during the three months ended September 30, 2017 were $5.6 million compared to $2.3 million during the three months ended September 30, 2016, an increase of $3.4 million, or 149.9% due to $250.0 million of new preferred shares being issued during the second quarter of 2017.

•	Foreign exchange losses for the three months ended September 30, 2017 were $1.5 million compared to $1.1 million for the three months ended September 30, 2016, an increase of $0.4 million, or 40.1%.

Year to Date Results of Operations - Consolidated
The following table presents the results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Revenues
Gross premiums written	$2,507,615	$2,309,251
Reinsurance premiums ceded	(373,188)	(249,070)
Net premiums written	2,134,427	2,060,181
Change in unearned premiums	(204,816)	(351,415)
Net premiums earned	1,929,611	1,708,766
Net investment income	128,913	112,232
Net realized gains on investments	2,016	6,537
Change in net unrealized gains on investments	24,472	84,331
Income (loss) from investment affiliates	15,665	(4,249)
Other insurance related income and other income	6,240	1,627
Foreign exchange (losses) gains	(7,164)	11,765
Total revenues	2,099,753	1,921,009
Expenses
Losses and loss expenses	1,820,336	789,971
Policy acquisition costs	344,486	328,593
General and administrative expenses	254,615	258,339
Share compensation expenses	30,080	32,465
Finance expenses	42,675	43,890
Transaction expenses	4,427	—
Total expenses	2,496,619	1,453,258
(Loss) income before taxes, (loss) from operating affiliate and (income) attributable to AlphaCat investors	(396,866)	467,751
Tax benefit (expense)	7,168	(1,418)
(Loss) from operating affiliate	—	(23)
Loss (income) attributable to AlphaCat investors	54,797	(16,278)
Net (loss) income	$(334,901)	$450,032
Net loss (income) attributable to noncontrolling interests	290,144	(96,163)
Net (loss) income (attributable) available to Validus	(44,757)	353,869
Dividends on preferred shares	(10,033)	(2,252)
Net (loss) income (attributable) available to Validus common shareholders	$(54,790)	$351,617

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$1,046,416	$851,540
Current period—notable loss events	926,175	37,901
Current period—non-notable loss events	27,330	69,935
Change in prior accident years	(179,585)	(169,405)
Total losses and loss expenses	$1,820,336	$789,971
Selected ratios:
Ratio of net to gross premiums written	85.1%	89.2%
Losses and loss expense ratio:
Current period excluding items below	54.2%	49.8%
Current period—notable loss events	48.0%	2.2%
Current period—non-notable loss events	1.4%	4.1%
Change in prior accident years	(9.3)%	(9.9)%
Losses and loss expense ratio	94.3%	46.2%
Policy acquisition cost ratio	17.9%	19.2%
General and administrative expense ratio (a)	14.7%	17.1%
Expense ratio	32.6%	36.3%
Combined ratio	126.9%	82.5%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the nine months ended September 30, 2017 as compared to 2016 were as follows:

•
Gross premiums written for the nine months ended September 30, 2017 were $2,507.6 million compared to $2,309.3 million for the nine months ended September 30, 2016, an increase of $198.4 million, or 8.6%. The increase was primarily driven by an increase in the Western World and AlphaCat segments and was partially offset by a decrease in the Talbot segment.

•
Reinsurance premiums ceded for the nine months ended September 30, 2017 were $373.2 million compared to $249.1 million for the nine months ended September 30, 2016, an increase of $124.1 million, or 49.8% and was across all segments.

•
Net premiums earned for the nine months ended September 30, 2017 were $1,929.6 million compared to $1,708.8 million for the nine months ended September 30, 2016, an increase of $220.8 million, or 12.9%. The increase was primarily driven by an increase in the Western World, Validus Re and AlphaCat segments and was partially offset by a decrease in the Talbot segment.

•
Losses and loss expenses for the nine months ended September 30, 2017 were $1,820.3 million compared to $790.0 million for the nine months ended September 30, 2016, an increase of $1,030.4 million or 130.4%. The increase was driven by an increase in losses from notable loss events and $148.4 million of losses relating to new agriculture business written through CRS. The increase was partially offset by higher favorable development on prior accident years and a reduction in losses from non-notable loss events.

Notable Loss Events

◦
Losses and loss expenses incurred during the nine months ended September 30, 2017 from three notable loss events were $926.2 million, or 48.0 percentage points of the loss ratio during the three months ended September 30, 2017. Excluding the AlphaCat segment, which includes results attributable to AlphaCat’s third party investors and noncontrolling interests, notable losses for the nine months ended September 30, 2017 were $365.1 million, or 21.5 percentage points of the loss ratio excluding the AlphaCat segment. Including Validus’ share of AlphaCat losses and loss expenses of $35.7 million and the net impact of reinstatement premiums and acceleration of unearned premiums of $33.5 million, the net loss attributable to Validus from 2017 notable loss events was $367.3 million and was incurred by event as follows:

	Nine Months Ended September 30, 2017
	Total Notable Loss Events
(Dollars in thousands)	Hurricane Harvey	Hurricane Irma	Hurricane Maria	Total
Gross losses and loss expenses excluding the Alphacat segment	$439,319	$419,916	$143,053	$1,002,288
Less: Reinsurance recoveries	(292,315)	(254,973)	(89,862)	(637,150)
Net losses and loss expenses excluding the AlphaCat segment	147,004	164,943	53,191	365,138
Validus’ share of AlphaCat losses and loss expenses	7,298	20,992	7,360	35,650
Validus’ share of net losses and loss expenses	154,302	185,935	60,551	400,788
Less: Net impact on premiums earned (a)	(7,941)	(22,686)	(2,865)	(33,492)
Net loss attributable to Validus	$146,361	$163,249	$57,686	$367,296

(a)	Net impact on premiums earned includes reinstatement premiums assumed and ceded, and the net impact of accelerating unearned premiums assumed and ceded.

◦
Losses and loss expenses incurred from a single notable loss event occurring during the nine months ended September 30, 2016, the Canadian Wildfires, were $37.9 million, or 2.2 percentage points of the loss ratio. Net of reinstatement premiums of $3.6 million, the net loss attributable to the Company was $34.3 million.

Non-notable Loss Events

◦
Losses and loss expenses from a single energy non-notable loss event occurring during the nine months ended September 30, 2017 were $27.3 million, or 1.4 percentage points of the loss ratio. Net of reinstatement premiums of $0.6 million, the net loss attributable to the Company was $26.8 million.

◦	Losses and loss expenses from four non-notable loss events occurring during the nine months ended September 30, 2016 were as follows:

	Nine Months Ended September 30, 2016
	Non-notable Loss Events				Total
(Dollars in thousands)	Texas Hailstorms	Kumamoto Earthquake	Jubilee Oil	SpaceX
Validus’ share of net losses and loss expenses	19,160	15,318	15,214	20,243	69,935
Less: Reinstatement premiums, net	(1,967)	—	(7,667)	(1,240)	(10,874)
Net loss attributable to Validus	$17,193	$15,318	$7,547	$19,003	$59,061
Losses and loss expenses from the Texas Hailstorms, Kumamoto Earthquake, Jubilee Oil and SpaceX non-notable loss events were $69.9 million, or 4.1 percentage points of the loss ratio. Net of reinstatement premiums of $10.9 million, the net loss attributable to the Company from these non-notable loss events was $59.1 million.
Change in prior accident years

◦	Loss reserve development for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
(Favorable) development on event losses	$(31,545)	$(9,049)
(Favorable) development on attritional losses	(148,040)	(160,356)
Change in prior accident years	$(179,585)	$(169,405)
The favorable development on event losses during the nine months ended September 30, 2017 primarily related to the 2015 Pemex oil refinery explosion. The favorable development on event losses for the nine months ended September 30, 2016 primarily related to the 2015 Tianjin port explosion and Chilean earthquake loss events.
Loss Ratio

◦
The loss ratio for the nine months ended September 30, 2017 and 2016 was 94.3% and 46.2%, respectively, an increase of 48.1 percentage points. Excluding the AlphaCat segment, which includes results attributable to AlphaCat’s third party investors and noncontrolling interests, the loss ratio for the nine months ended September 30, 2017 was 73.5%.

•	Loss ratios by line of business for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016
Property	143.0%	30.2%
Marine	50.1%	52.4%
Specialty	64.2%	57.6%
Liability	71.6%	65.1%
All lines	94.3%	46.2%

•	Policy acquisition cost ratio for the nine months ended September 30, 2017 was 17.9% compared to 19.2% for the nine months ended September 30, 2016, a decrease of 1.3 percentage points.

•
General and administrative expenses for the nine months ended September 30, 2017 were $254.6 million compared to $258.3 million for the nine months ended September 30, 2016, a decrease of $3.7 million or 1.4%. The decrease was primarily driven by a reduction in the bonus accrual during the nine months ended September 30, 2017 and was partially offset by an increase in G&A expenses in the Western World segment, which included $18.8 million of CRS expenses, of which $2.9 million related to the amortization of intangible assets acquired.

•
Combined ratio for the nine months ended September 30, 2017 and 2016 was 126.9% and 82.5%, respectively, an increase of 44.4 percentage points. Excluding the AlphaCat segment, which includes results attributable to AlphaCat’s third party investors and noncontrolling interests, the combined ratio for the nine months ended September 30, 2017 was 107.7%.

Year to Date Results of Operations - Validus Re Segment
The following table presents underwriting (loss) income by line of business for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017				2016
(Dollars in thousands)	Property	Marine	Specialty	Total	Property	Marine	Specialty	Total
Underwriting revenues
Gross premiums written	$496,120	$116,331	$458,958	$1,071,409	$462,432	$109,876	$499,911	$1,072,219
Reinsurance premiums ceded	(108,496)	(18,295)	(34,397)	(161,188)	(86,745)	(12,568)	(12,345)	(111,658)
Net premiums written	387,624	98,036	424,561	910,221	375,687	97,308	487,566	960,561
Change in unearned premiums	(59,990)	(19,410)	(104,755)	(184,155)	(74,613)	(10,183)	(156,333)	(241,129)
Net premiums earned	327,634	78,626	319,806	726,066	301,074	87,125	331,233	719,432
Other insurance related income (loss)				204				(107)
Total underwriting revenues				726,270				719,325
Underwriting deductions
Losses and loss expenses	306,021	41,192	191,110	538,323	58,638	40,561	214,233	313,432
Policy acquisition costs	53,607	13,785	66,444	133,836	55,351	13,937	58,372	127,660
Total underwriting deductions before G&A	359,628	54,977	257,554	672,159	113,989	54,498	272,605	441,092
Underwriting (loss) income before G&A	$(31,994)	$23,649	$62,252	$54,111	$187,085	$32,627	$58,628	$278,233
General and administrative expenses				48,550				52,579
Share compensation expenses				7,746				8,371
Total underwriting deductions				728,455				502,042
Underwriting (loss) income				$(2,185)				$217,283

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$89,189	$42,773	$214,440	$346,402	$70,705	$44,509	$227,117	$342,331
Current period—notable loss events	236,091	37,266	—	273,357	17,884	—	—	17,884
Current period—non-notable loss events	11,355	—	7,225	18,580	22,085	11,019	9,707	42,811
Change in prior accident years	(30,614)	(38,847)	(30,555)	(100,016)	(52,036)	(14,967)	(22,591)	(89,594)
Total losses and loss expenses	$306,021	$41,192	$191,110	$538,323	$58,638	$40,561	$214,233	$313,432
Selected ratios:
Ratio of net to gross premiums written	78.1%	84.3%	92.5%	85.0%	81.2%	88.6%	97.5%	89.6%
Losses and loss expense ratio:
Current period excluding items below	27.1%	54.4%	67.0%	47.7%	23.6%	51.1%	68.6%	47.6%
Current period—notable loss events	72.1%	47.4%	—%	37.6%	5.9%	—%	—%	2.5%
Current period—non-notable loss events	3.5%	—%	2.3%	2.6%	7.3%	12.6%	2.9%	6.0%
Change in prior accident years	(9.3)%	(49.4)%	(9.5)%	(13.8)%	(17.3)%	(17.1)%	(6.8)%	(12.5)%
Losses and loss expense ratio	93.4%	52.4%	59.8%	74.1%	19.5%	46.6%	64.7%	43.6%
Policy acquisition cost ratio	16.4%	17.5%	20.8%	18.4%	18.4%	16.0%	17.6%	17.7%
General and administrative expense ratio (a)				7.8%				8.5%
Expense ratio				26.2%				26.2%
Combined ratio				100.3%				69.8%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the nine months ended September 30, 2017 as compared to 2016 were as follows:

•
Gross premiums written for the nine months ended September 30, 2017 were $1,071.4 million compared to $1,072.2 million for the nine months ended September 30, 2016, a decrease of $0.8 million, or 0.1%. Excluding the impact of reinstatement premiums from 2017 notable loss events which impacted the property and marine lines by $59.1 million and $6.7 million, respectively, gross premiums written for the nine months ended September 30, 2017 were $1,005.6 million, a decrease of $66.6 million, or 6.2% compared to the nine months ended September 30, 2016. The decrease in gross premiums written was primarily driven by:

◦	A decrease in the specialty lines of $41.0 million, primarily driven by a decline in agriculture premiums and was partially offset by an increase in casualty business written; and

◦	A decrease in the property lines of $25.5 million, primarily driven by reductions in participation and the non-renewal of various catastrophe excess of loss programs due to market conditions.

•
Reinsurance premiums ceded for the nine months ended September 30, 2017 were $161.2 million compared to $111.7 million for the nine months ended September 30, 2016, an increase of $49.5 million, or 44.4%. The increase was primarily driven by an increase in the property lines of $21.8 million as a result of a new proportional retro program, adjustments to existing business and new retrocession coverage purchased following 2017 notable loss events and an increase in the specialty lines of $22.1 million relating to new non-proportional retro coverage, proportional agriculture retro cover and a new casualty and mortgage quota share retrocession program.

•
Net premiums earned for the nine months ended September 30, 2017 were $726.1 million compared to $719.4 million for the nine months ended September 30, 2016, an increase of $6.6 million, or 0.9%. Excluding the net impact of reinstatement premiums assumed and the acceleration of net unearned premiums ceded from 2017 notable loss events of $50.2 million, net premiums earned were $675.9 million, a decrease of $43.5 million, or 6.1% compared to the nine months ended September 30, 2016.

•
Losses and loss expenses for the nine months ended September 30, 2017 were $538.3 million compared to $313.4 million for the nine months ended September 30, 2016, an increase of $224.9 million or 71.8%. The increase was driven by an increase in notable loss events and was partially offset by higher favorable development on prior accident years and a reduction in losses from non-notable loss events.

Notable Loss Events

◦	Losses and loss expenses incurred during the nine months ended September 30, 2017 from three notable loss events were as follows:

	Nine Months Ended September 30, 2017
	Notable Loss Events			Total
(Dollars in thousands)	Hurricane Harvey	Hurricane Irma	Hurricane Maria
Gross losses and loss expenses	$277,643	$334,583	$114,178	$726,404
Less: Reinsurance recoveries	(170,018)	(206,637)	(76,392)	(453,047)
Validus Re’s share of net losses and loss expenses	$107,625	$127,946	$37,786	$273,357
Less: Net impact on premiums earned (a)	(18,602)	(27,309)	(4,254)	(50,165)
Net loss attributable to Validus Re	$89,023	$100,637	$33,532	$223,192

(a)	Net impact on premiums earned includes reinstatement premiums assumed and the net impact of accelerating unearned premiums assumed and ceded.
Validus Re’s share of net losses and loss expenses from Hurricanes Harvey, Irma and Maria was $273.4 million, or 37.6 percentage points of the loss ratio. Net of reinstatement premiums assumed and the impact of accelerating net unearned premiums of $50.2 million, the net loss attributable to Validus Re from notable loss events was $223.2 million. The net losses and loss expenses from the notable loss events by line of business were as follows:

◦	Hurricane Harvey - property and marine lines of $89.2 million and $18.4 million, respectively;

◦	Hurricane Irma - property and marine lines of $113.7 million and $14.3 million, respectively; and

◦	Hurricane Maria - property and marine lines of $33.2 million and $4.6 million, respectively.

◦
Losses and loss expenses incurred from a single notable loss event occurring during the nine months ended September 30, 2016, the Canadian Wildfires, were $17.9 million, or 2.5 percentage points of the loss ratio and related solely to the property lines. Net of reinstatement premiums of $3.1 million, the net loss attributable to Validus Re was $14.8 million.

Non-notable Loss Events

◦
Losses and loss expenses from a single energy non-notable loss event occurring during the nine months ended September 30, 2017 were $18.6 million, or 2.6 percentage points of the loss ratio. Net of reinstatement premiums of $0.6 million, the net loss attributable to Validus Re was $18.0 million.

◦	Losses and loss expenses from four non-notable loss events occurring during the nine months ended September 30, 2016 were as follows:

	Nine Months Ended September 30, 2016
	Non-notable Loss Events				Total
(Dollars in thousands)	Texas Hailstorms	Kumamoto Earthquake	Jubilee Oil	SpaceX
Validus Re’s share of net losses and loss expenses	$6,890	$15,195	$10,377	$10,349	$42,811
Less: Reinstatement premiums, net	(1,836)	—	(6,706)	(2,159)	(10,701)
Net loss attributable to Validus Re	$5,054	$15,195	$3,671	$8,190	$32,110
Losses and loss expenses from the Texas Hailstorms, Kumamoto Earthquake, Jubilee Oil and SpaceX non-notable loss events were $42.8 million, or 6.0 percentage points of the loss ratio. Net of reinstatement premiums of $10.7 million, the net loss attributable to Validus Re from these events was $32.1 million. The losses and loss expenses from the 2016 non-notable loss events by line of business were as follows:
▪Texas Hailstorms and Kumamoto Earthquake - property lines of $22.1 million;
▪Jubilee Oil - marine and specialty lines of $0.7 million and $9.7 million, respectively; and
▪SpaceX - marine lines of $10.3 million
Change in prior accident years

•	Loss reserve development by line of business for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) adverse development on event losses	$(14,595)	$(18,834)	$6,235	$(27,194)
(Favorable) development on attritional losses	(16,019)	(20,013)	(36,790)	(72,822)
Change in prior accident years	$(30,614)	$(38,847)	$(30,555)	$(100,016)
The adverse development on event losses in the specialty lines was driven by additional reserves established on the second quarter 2016 non-notable loss event, Jubilee Oil, as a result of an increased industry loss estimate and was fully offset with favorable development in the marine lines relating to losses retroceded on the same event. The favorable development on event losses in the marine lines primarily related to the second quarter 2015 Pemex oil refinery explosion loss event and retrocession recoveries on the second quarter 2016 Jubilee Oil non-notable loss event as noted above.

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) adverse development on event losses	$(29,110)	$11,576	$1,156	$(16,378)
(Favorable) development on attritional losses	(22,926)	(26,543)	(23,747)	(73,216)
Change in prior accident years	$(52,036)	$(14,967)	$(22,591)	$(89,594)
The favorable development on event losses in the property lines was primarily driven by favorable development on the 2015 Tianjin port explosion and Chilean earthquake loss events. The adverse development on event losses in the marine lines was driven by reserves established following the receipt of a loss advice on an individual marine policy that incepted during the second half of 2015. The net favorable development in the specialty lines was primarily driven by favorable development on attritional losses.
Loss Ratio

◦	The loss ratio for the nine months ended September 30, 2017 and 2016 was 74.1% and 43.6%, respectively, an increase of 30.5 percentage points.

•
Policy acquisition cost ratio for the nine months ended September 30, 2017 was 18.4% compared to 17.7% for the nine months ended September 30, 2016, an increase of 0.7 percentage points. Excluding the net impact of reinstatement premiums assumed and the acceleration of net unearned premiums ceded from 2017 notable loss events, the policy acquisition cost ratio for the nine months ended September 30, 2017 was 19.8%, an increase of 2.1 percentage points compared to the nine months ended September 30, 2016. The increase primarily related to an increase in the specialty lines as a result of a change in business mix, notably an increase in casualty business which carries higher acquisition costs and was partially offset by a decrease in agriculture business which carries lower acquisition costs.

•
General and administration expenses for the nine months ended September 30, 2017 were $48.6 million compared to $52.6 million for the nine months ended September 30, 2016, a decrease of $4.0 million, or 7.7%. The decrease was primarily driven by a reduction in the bonus accrual during the nine months ended September 30, 2017.

Year to Date Results of Operations - Talbot Segment
The following table presents underwriting (loss) income by line of business for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017				2016
(Dollars in thousands)	Property	Marine	Specialty	Total	Property	Marine	Specialty	Total
Underwriting revenues
Gross premiums written	$230,633	$190,793	$281,109	$702,535	$245,714	$222,305	$284,039	$752,058
Reinsurance premiums ceded	(80,129)	(22,752)	(51,382)	(154,263)	(66,286)	(26,453)	(44,757)	(137,496)
Net premiums written	150,504	168,041	229,727	548,272	179,428	195,852	239,282	614,562
Change in unearned premiums	7,967	951	9,361	18,279	(6,304)	12,177	(13,039)	(7,166)
Net premiums earned	158,471	168,992	239,088	566,551	173,124	208,029	226,243	607,396
Other insurance related income				1,512				389
Total underwriting revenues				568,063				607,785
Underwriting deductions
Losses and loss expenses	176,290	82,791	119,160	378,241	96,641	114,105	108,525	319,271
Policy acquisition costs	28,694	41,610	58,770	129,074	27,950	53,777	52,717	134,444
Total underwriting deductions before G&A	204,984	124,401	177,930	507,315	124,591	167,882	161,242	453,715
Underwriting (loss) income before G&A	$(46,513)	$44,591	$61,158	$60,748	$48,533	$40,147	$65,001	$154,070
General and administrative expenses				97,094				109,929
Share compensation expenses				8,292				9,955
Total underwriting deductions				612,701				573,599
Underwriting (loss) income				$(44,638)				$34,186

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$133,710	$96,295	$126,009	$356,014	$110,258	$109,885	$136,784	$356,927
Current period—notable loss events	53,810	22,285	5,686	81,781	11,703	—	—	11,703
Current period—non-notable loss events	8,750	—	—	8,750	5,649	14,731	—	20,380
Change in prior accident years	(19,980)	(35,789)	(12,535)	(68,304)	(30,969)	(10,511)	(28,259)	(69,739)
Total losses and loss expenses	$176,290	$82,791	$119,160	$378,241	$96,641	$114,105	$108,525	$319,271
Selected ratios:
Ratio of net to gross premiums written	65.3%	88.1%	81.7%	78.0%	73.0%	88.1%	84.2%	81.7%
Losses and loss expense ratio:
Current period excluding items below	84.3%	57.0%	52.6%	63.0%	63.6%	52.8%	60.5%	58.8%
Current period—notable loss events	34.0%	13.2%	2.4%	14.4%	6.8%	—%	—%	1.9%
Current period—non-notable loss events	5.5%	—%	—%	1.5%	3.3%	7.1%	—%	3.4%
Change in prior accident years	(12.6)%	(21.2)%	(5.2)%	(12.1)%	(17.9)%	(5.0)%	(12.5)%	(11.5)%
Losses and loss expense ratio	111.2%	49.0%	49.8%	66.8%	55.8%	54.9%	48.0%	52.6%
Policy acquisition cost ratio	18.1%	24.6%	24.6%	22.8%	16.1%	25.9%	23.3%	22.1%
General and administrative expense ratio (a)				18.5%				19.7%
Expense ratio				41.3%				41.8%
Combined ratio				108.1%				94.4%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the nine months ended September 30, 2017 as compared to 2016 were as follows:

•
Gross premiums written for the nine months ended September 30, 2017 were $702.5 million compared to $752.1 million for the nine months ended September 30, 2016, a decrease of $49.5 million, or 6.6%. The decrease in gross premiums written was primarily driven by:

◦
A decrease in the marine lines of $31.5 million, primarily driven by decreases across all classes as a result of reductions in participation and non-renewals on various programs due to the current rate environment;

◦
A decrease in the property lines of $15.1 million, driven by reductions in participation and non-renewals on various programs in the construction and downstream energy and power classes due to the current rate environment; partially offset by new treaty business written; and

◦
A decrease in the specialty lines of $2.9 million, driven by decreases in the contingency and accident and health classes due to adjustments on existing business and the non-renewal of various programs. The decrease was partially offset by an increase in the political and financial lines which was driven by new business written and the timing of renewals.

•
Reinsurance premiums ceded for the nine months ended September 30, 2017 were $154.3 million compared to $137.5 million for the nine months ended September 30, 2016, an increase of $16.8 million, or 12.2%. Excluding the impact of reinstatement premiums ceded from 2017 notable loss events of $9.8 million, reinsurance premiums ceded for the nine months ended September 30, 2017 were $144.5 million, an increase of $7.0 million, or 5.1% compared to the nine months ended September 30, 2016. The increase was primarily driven by new reinsurance coverage purchased following 2017 notable loss events.

•
Net premiums earned for the nine months ended September 30, 2017 were $566.6 million compared to $607.4 million for the nine months ended September 30, 2016, a decrease of $40.8 million, or 6.7%. Excluding the impact of net reinstatement premiums ceded from 2017 notable loss events of $6.8 million, net premiums earned were $573.4 million, a decrease of $34.0 million, or 5.6% compared to the nine months ended September 30, 2016.

•
Losses and loss expenses for the nine months ended September 30, 2017 were $378.2 million compared to $319.3 million for the nine months ended September 30, 2016, an increase of $59.0 million or 18.5%. The increase was driven by an increase in notable loss events and was partially offset by a reduction in losses from non-notable loss events.

Notable Loss Events

◦	Losses and loss expenses incurred during the nine months ended September 30, 2017 from three notable loss events were as follows:

	Nine Months Ended September 30, 2017
	Notable Loss Events			Total
(Dollars in thousands)	Hurricane Harvey	Hurricane Irma	Hurricane Maria
Gross losses and loss expenses	$61,426	$74,301	$29,713	$165,440
Less: Reinsurance recoveries	(27,047)	(42,304)	(14,308)	(83,659)
Talbot’s share of net losses and loss expenses	$34,379	$31,997	$15,405	$81,781
Plus: Net impact on premiums earned (a)	789	4,623	1,389	6,801
Net loss attributable to Talbot	$35,168	$36,620	$16,794	$88,582

(a)	Net impact on premiums earned includes reinstatement premiums assumed and ceded.
Talbot’s share of net losses and loss expenses from Hurricanes Harvey, Irma and Maria was $81.8 million, or 14.4 percentage points of the loss ratio. Inclusive of net reinstatement premiums ceded of $6.8 million, the net loss attributable to Talbot from notable loss events was $88.6 million. The net losses and loss expenses from the notable loss events by line of business were as follows:

◦	Hurricane Harvey - property, marine and specialty lines of $21.8 million, $10.4 million and $2.2 million, respectively;

◦	Hurricane Irma - property, marine and specialty lines of $17.5 million, $11.2 million and $3.3 million, respectively; and

◦	Hurricane Maria - property, marine and specialty lines of $14.5 million, $0.7 million and $0.2 million, respectively;

◦
Losses and loss expenses incurred from a single notable loss event occurring during the nine months ended September 30, 2016, the Canadian Wildfires, were $11.7 million, or 1.9 percentage points of the loss ratio. Net of reinstatement premiums of $0.5 million, the net loss attributable to Talbot was $11.2 million.

Non-notable Loss Events

◦
Losses and loss expenses from a single energy non-notable loss event occurring during the nine months ended September 30, 2017 were $8.8 million, or 1.5 percentage points of the loss ratio. Including reinstatement premiums ceded of $1.6 million, the net loss attributable to Talbot was $10.4 million.

◦	Losses and loss expenses from four non-notable loss events occurring during the nine months ended September 30, 2016 were as follows:

	Nine Months Ended September 30, 2016
	Non-notable Loss Events				Total
(Dollars in thousands)	Texas Hailstorms	Kumamoto Earthquake	Jubilee Oil	SpaceX
Talbot’s share of net losses and loss expenses	$5,516	$133	$4,837	$9,894	$20,380
Less: Reinstatement premiums, net	(131)	—	(961)	919	(173)
Net loss attributable to Talbot	$5,385	$133	$3,876	$10,813	$20,207
Losses and loss expenses from the Texas Hailstorms, Kumamoto Earthquake, Jubilee Oil and SpaceX non-notable loss events were $20.4 million, or 3.4 percentage points of the loss ratio. Net of reinstatement premiums of $0.2 million, the net loss attributable to Talbot from these events was $20.2 million. The losses and loss expenses of the 2016 non-notable loss events by line of business were as follows:
▪Texas Hailstorms and Kumamoto Earthquake - property lines of $5.7 million; and
▪Jubilee Oil and SpaceX - marine lines of $14.7 million.
Change in prior accident years

•	Loss reserve development by line of business for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) development on event losses	$(610)	$(1,342)	$(932)	$(2,884)
(Favorable) development on attritional losses	(19,370)	(34,447)	(11,603)	(65,420)
Change in prior accident years	$(19,980)	$(35,789)	$(12,535)	$(68,304)
The net favorable development across all lines was primarily driven by favorable development on attritional losses.

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Property	Marine	Specialty	Total
(Favorable) adverse development on event losses	$(9,203)	$18,597	$(2,066)	$7,328
(Favorable) development on attritional losses	(21,766)	(29,108)	(26,193)	(77,067)
Change in prior accident years	$(30,969)	$(10,511)	$(28,259)	$(69,739)
The adverse development on event losses in the marine lines was driven by reserves established following the receipt of a loss advice on an individual marine policy that incepted during the second half of 2015. The net favorable development across all lines was primarily driven by favorable development on attritional losses.
Loss Ratio

◦	The loss ratio for the nine months ended September 30, 2017 and 2016 was 66.8% and 52.6%, respectively, an increase of 14.2 percentage points.

•
Policy acquisition cost ratio for the nine months ended September 30, 2017 was 22.8% compared to 22.1% for the nine months ended September 30, 2016, an increase of 0.7 percentage points. Excluding the net impact of reinstatement premiums and the acceleration of net unearned premiums ceded from 2017 notable loss events, the policy acquisition cost ratio for the nine months ended September 30, 2017 was 22.5%, an increase of 0.4 percentage points compared to the nine months ended September 30, 2016.

•
General and administration expenses for the nine months ended September 30, 2017 were $97.1 million compared to $109.9 million for the nine months ended September 30, 2016, a decrease of $12.8 million, or 11.7%. The decrease was primarily driven by a reduction in the bonus accrual during the nine months ended September 30, 2017.

Year to Date Results of Operations - Western World Segment
The following table presents underwriting (loss) by line of business for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017				2016
(Dollars in thousands)	Property	Liability	Specialty	Total	Property	Liability	Specialty	Total
Underwriting revenues
Gross premiums written	$103,462	$196,128	$160,038	$459,628	$65,401	$170,789	$—	$236,190
Reinsurance premiums ceded	(32,821)	(3,285)	(35,899)	(72,005)	(6,395)	(8,952)	—	(15,347)
Net premiums written	70,641	192,843	124,139	387,623	59,006	161,837	—	220,843
Change in unearned premiums	(12,756)	(17,436)	45,448	15,256	(15,936)	(6,954)	—	(22,890)
Net premiums earned	57,885	175,407	169,587	402,879	43,070	154,883	—	197,953
Other insurance related income				1,566				696
Total underwriting revenues				404,445				198,649
Underwriting deductions
Losses and loss expenses	55,665	125,536	148,441	329,642	28,835	100,788	—	129,623
Policy acquisition costs	18,714	39,522	1,951	60,187	10,665	36,039	—	46,704
Total underwriting deductions before G&A	74,379	165,058	150,392	389,829	39,500	136,827	—	176,327
Underwriting (loss) income before G&A	$(16,494)	$10,349	$19,195	$14,616	$3,570	$18,056	$—	$22,322
General and administrative expenses				50,623				33,704
Share compensation expenses				1,655				1,825
Total underwriting deductions				442,107				211,856
Underwriting (loss)				$(37,662)				$(13,207)

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$48,503	$123,442	$148,441	$320,386	$30,768	$106,676	$—	$137,444
Current period—notable loss events	10,000	—	—	10,000	—	—	—	—
Current period—non-notable loss events	—	—	—	—	643	—	—	643
Change in prior accident years	(2,838)	2,094	—	(744)	(2,576)	(5,888)	—	(8,464)
Total losses and loss expenses	$55,665	$125,536	$148,441	$329,642	$28,835	$100,788	$—	$129,623
Selected ratios:
Ratio of net to gross premiums written	68.3%	98.3%	77.6%	84.3%	90.2%	94.8%	—%	93.5%
Losses and loss expense ratio:
Current period excluding items below	83.8%	70.4%	87.5%	79.5%	71.4%	68.9%	—%	69.5%
Current period—notable loss events	17.3%	—%	—%	2.5%	—%	—%	—%	—%
Current period—non-notable loss events	—%	—%	—%	—%	1.5%	—%	—%	0.3%
Change in prior accident years	(4.9)%	1.2%	—%	(0.2)%	(6.0)%	(3.8)%	—%	(4.3)%
Losses and loss expense ratio	96.2%	71.6%	87.5%	81.8%	66.9%	65.1%	—%	65.5%
Policy acquisition cost ratio	32.3%	22.5%	1.2%	14.9%	24.8%	23.3%	—%	23.6%
General and administrative expense ratio (a)				13.0%				17.9%
Expense ratio				27.9%				41.5%
Combined ratio				109.7%				107.0%

(a)	The general and administrative expense ratio includes share compensation expenses.

Highlights for the nine months ended September 30, 2017 as compared to 2016 were as follows:

•
Gross premiums written for the nine months ended September 30, 2017 were $459.6 million compared to $236.2 million for the nine months ended September 30, 2016, an increase of $223.4 million, or 94.6%. The increase in gross premiums written was driven by:

◦	An increase in gross premiums written in specialty lines of $160.0 million due to new agriculture business written through and in relation to CRS; and

◦
An increase in the property and liability lines of $38.1 million and $25.3 million, respectively, primarily due to the continued build out of product offerings in the short-tail property lines. The increase in the liability lines was due to an increase in the contract and programs liability lines which was partially offset by decreases resulting from the discontinuation of other underperforming general liability lines.

•
Reinsurance premiums ceded for the nine months ended September 30, 2017 were $72.0 million compared to $15.3 million for the nine months ended September 30, 2016, an increase of $56.7 million. The increase was primarily driven by an increase in ceded agriculture premiums of $35.9 million relating to new business written through CRS, reinstatement premiums ceded of $9.9 million from 2017 notable loss events and new reinsurance coverage purchased following the 2017 notable loss events.

•
Net premiums earned for the nine months ended September 30, 2017 were $402.9 million compared to $198.0 million for the nine months ended September 30, 2016, an increase of $204.9 million, or 103.5%. The increase was primarily driven by the increases in gross premiums written as noted above and was partially offset by an increase in reinsurance premiums ceded which included the impact of reinstatement premiums ceded from 2017 notable loss events.

•
Losses and loss expenses for the nine months ended September 30, 2017 were $329.6 million compared to $129.6 million for the nine months ended September 30, 2016, an increase of $200.0 million or 154.3%. The increase was driven by an increase in the specialty lines due to new agriculture business written through CRS, losses and loss expenses from 2017 notable loss events, an increase in attritional losses and lower favorable development on prior accident years.

Notable Loss Events

◦	Losses and loss expenses incurred during the nine months ended September 30, 2017 from two notable loss events were as follows:

	Nine Months Ended September 30, 2017
	Notable Loss Events		Total
(Dollars in thousands)	Hurricane Harvey	Hurricane Irma
Gross losses and loss expenses	$100,725	$12,200	$112,925
Less: Reinsurance recoveries	(95,725)	(7,200)	(102,925)
Western World’s share of net losses and loss expenses	$5,000	$5,000	$10,000
Plus: Net impact on premiums earned (a)	9,872	—	9,872
Net loss attributable to Western World	$14,872	$5,000	$19,872

(a)	Net impact on premiums earned includes reinstatement premiums ceded
Western World’s share of net losses and loss expenses from Hurricanes Harvey and Irma was $10.0 million, or 2.5 percentage points of the loss ratio and related solely to the property lines. Inclusive of reinstatement premiums ceded of $9.9 million, the net loss attributable to Western World from notable loss events was $19.9 million.
Non-notable Loss Events

◦	There were no non-notable loss events occurring during the nine months ended September 30, 2017.

◦	Losses and loss expenses incurred from the Texas Hailstorms non-notable loss event were $0.6 million, or 0.3 percentage points of the loss ratio during the nine months ended September 30, 2016.
Loss Ratio

◦
The loss ratio for the nine months ended September 30, 2017 and 2016 was 81.8% and 65.5%, respectively, an increase of 16.3 percentage points. The loss ratio for the nine months ended September 30, 2017 included notable losses of $10.0 million, specialty losses of $148.4 million arising from new agriculture business written through CRS which is booked at an 87.5% loss ratio and U.S.-based weather losses of $12.4 million, or 3.1 percentage points of the loss ratio, compared to $11.5 million, or 5.8 percentage points of the loss ratio during the nine months ended September 30, 2016.

•
Policy acquisition cost ratio for the nine months ended September 30, 2017 was 14.9% compared to 23.6% for the nine months ended September 30, 2016, a decrease of 8.7 percentage points. The decrease was primarily driven by new agriculture business written during the nine months ended September 30, 2017 which carries lower acquisition costs.

•
General and administration expenses for the nine months ended September 30, 2017 were $50.6 million compared to $33.7 million for the nine months ended September 30, 2016, an increase of $16.9 million, or 50.2%. General and administrative expenses for the nine months ended September 30, 2017 included $18.8 million of CRS expenses, of which $2.9 million related to the amortization of intangible assets acquired and was partially offset by a reduction in the bonus accrual during the nine months ended September 30, 2017.

Year to Date 2017 Results of Operations - AlphaCat Segment
The following table presents Validus’ share of the AlphaCat segment (loss) income on an asset manager basis for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Fee revenues
Third party	$15,288	$14,843
Related party	1,732	2,592
Total fee revenues	17,020	17,435

Expenses
General and administrative expenses	10,322	7,557
Share compensation expenses	348	167
Finance expenses	107	914
Tax expense	69	—
Foreign exchange losses	7	17
Total expenses	10,853	8,655
Income before investment (loss) income from AlphaCat Funds and Sidecars	$6,167	$8,780

Investment income (loss) from AlphaCat Funds and Sidecars (a)
AlphaCat Sidecars	68	593
AlphaCat ILS Funds - Lower Risk (b)	(4,063)	6,903
AlphaCat ILS Funds - Higher Risk (b)	(16,849)	5,607
BetaCat ILS Funds	(291)	2,979
PaCRe	—	(23)
Validus' share of investment (loss) income from AlphaCat Funds and Sidecars	(21,135)	16,059
Validus' share of AlphaCat (loss) income	$(14,968)	$24,839

Supplemental information:
Gross premiums written
AlphaCat Sidecars	$66	$(178)
AlphaCat ILS Funds - Lower Risk (b)	117,519	112,241
AlphaCat ILS Funds - Higher Risk (b)	153,483	140,127
AlphaCat Direct (c)	26,753	18,476
Total	$297,821	$270,666

(a)	The investment income from the AlphaCat funds and sidecars is based on equity accounting.

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

Highlights for the nine months ended September 30, 2017 as compared to 2016 were as follows:

•
Fee revenues earned for the nine months ended September 30, 2017 were $17.0 million compared to $17.4 million during the nine months ended September 30, 2016, a decrease of $0.4 million or 2.4%. Third party fee revenues earned during the nine months ended September 30, 2017 were $15.3 million, compared to $14.8 million, an increase of $0.4 million or 3.0%. The increase in third party fee revenues was primarily driven by an increase in assets under management and was partially offset by a decrease in performance fees as a result of the impact of notable loss events during the nine months ended September 30, 2017.

•
Total expenses for the nine months ended September 30, 2017 were $10.9 million, compared to $8.7 million for the nine months ended September 30, 2016, an increase of $2.2 million or 25.4% The increase was primarily driven by a higher allocation of costs to the AlphaCat segment and a was partially offset by a reduction in the bonus accrual during the nine months ended September 30, 2017.

•
Validus’ share of investment (loss) income from AlphaCat Funds and Sidecars was a loss of $21.1 million for the nine months ended September 30, 2017 compared to income $16.1 million for the nine months ended September 30, 2016, a decrease of $37.2 million or 231.6%. The decrease was driven by the 2017 notable loss events.

Assets Under Management

	Assets Under Management (a)
(Dollars in thousands)	October 1, 2017	January 1, 2017
Assets Under Management - Related Party
AlphaCat Sidecars	$5,608	$7,729
AlphaCat ILS Funds - Lower Risk	75,492	124,297
AlphaCat ILS Funds - Higher Risk	62,566	83,881
AlphaCat Direct (b)	—	—
BetaCat ILS Funds	24,084	26,808
Total	$167,750	$242,715

Assets Under Management - Third Party
AlphaCat Sidecars	$20,459	$28,829
AlphaCat ILS Funds - Lower Risk	1,317,417	1,257,287
AlphaCat ILS Funds - Higher Risk	687,674	738,813
AlphaCat Direct (b)	546,226	444,668
BetaCat ILS Funds	120,391	29,000
Total	2,692,167	2,498,597
Total Assets Under Management	$2,859,917	$2,741,312

(a)	The Company’s assets under management are based on NAV and are represented by investments made by related parties and third parties in the feeder funds and on a direct basis.

(b)	AlphaCat Direct includes direct investments from third party investors in AlphaCat Re.
AlphaCat’s assets under management were $2.9 billion as at October 1, 2017, compared to $2.7 billion as at January 1, 2017. Third party assets under management were $2.7 billion as at October 1, 2017, compared to $2.5 billion as at January 1, 2017.
During the nine months ended October 1, 2017, a total of $655.2 million of capital was raised, of which $645.2 million was raised from third parties. During the nine months ended October 1, 2017, $298.5 million was returned to investors, of which $229.6 million was returned to third party investors.

Year to Date Results of Operations - Corporate and Investments
The following table presents the Corporate and Investment function’s income and expense items on a consolidated basis for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Managed investments
Managed net investment income (a)	$111,346	$105,843
Net realized gains on managed investments (a)	280	5,514
Change in net unrealized gains on managed investments (a)	31,232	81,782
Income (loss) from investment affiliates	15,665	(4,249)
Total managed investment return	$158,523	$188,890

Corporate expenses
General and administrative expenses	$45,563	$52,276
Share compensation expenses	12,039	12,147
Finance expenses (a)	42,462	42,637
Dividends on preferred shares	10,033	2,252
Tax (benefit) expense (a)	(7,237)	1,418
Total Corporate expenses	$102,860	$110,730

Other items
Foreign exchange (losses) gains (a)	(7,715)	11,628
Other income (loss)	303	(773)
Transaction expenses	(4,427)	—
Total other items	$(11,839)	$10,855
Total Corporate and Investments	$43,824	$89,015

(a)	These items exclude the components which are included in the Company’s share of AlphaCat and amounts which are consolidated from VIEs.
Investments
Highlights of our managed investment portfolio for the nine months ended September 30, 2017 as compared to 2016 were as follows:

•
Managed net investment income for the nine months ended September 30, 2017 was $111.3 million compared to $105.8 million for the nine months ended September 30, 2016, an increase of $5.5 million, or 5.2%. The increase was primarily driven by a strong performance from the Company’s fixed income funds.

•	Annualized effective yield for the nine months ended September 30, 2017 was 2.28% compared to 2.24% for the nine months ended September 30, 2016, an increase of 4 basis points.

•
Net realized gains on managed investments for the nine months ended September 30, 2017 were $0.3 million compared to $5.5 million for the nine months ended September 30, 2016, an unfavorable movement of $5.2 million or 94.9%.

•
The change in net unrealized gains on managed investments for the nine months ended September 30, 2017 was $31.2 million compared to $81.8 million for the nine months ended September 30, 2016, an unfavorable movement of $50.6 million, or 61.8%. The unfavorable movement was primarily driven by changes in interest rates having less of an impact on the Company’s managed fixed maturity investment portfolio during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

•
Income from investment affiliates for the nine months ended September 30, 2017 was $15.7 million compared to a loss of $4.2 million for the nine months ended September 30, 2016, an increase of $19.9 million. The income from investment affiliates represents equity earnings on investments in funds managed by Aquiline Capital Partners LLC.

Corporate Expenses and Other Items
Highlights for the nine months ended September 30, 2017 as compared to 2016 were as follows:

•
General and administrative expenses for the nine months ended September 30, 2017 were $45.6 million compared to $52.3 million for the nine months ended September 30, 2016, a decrease of $6.7 million or 12.8%. The decrease was driven by a reduction in the bonus accrual during the nine months ended September 30, 2017.

•	Share compensation expenses for the nine months ended September 30, 2017 were $12.0 million compared to $12.1 million for the nine months ended September 30, 2016, a decrease of $0.1 million or 0.9%.

•
Finance expenses, excluding the Company’s share of AlphaCat finance expenses from consolidated VIEs, for the nine months ended September 30, 2017 were $42.5 million compared to $42.6 million for the nine months ended September 30, 2016, a decrease of $0.2 million or 0.4%.

•
The Company issued $250.0 million of preferred shares during the nine months ended September 30, 2017 and $150.0 million of preferred shares during the nine months ended September 30, 2016. Dividends paid on preferred shares during the nine months ended September 30, 2017 were $10.0 million compared to $2.3 million during the nine months ended September 30, 2016, an increase of $7.8 million.

•
Tax benefit for the nine months ended September 30, 2017 was $7.2 million compared to tax expense of $1.4 million for the nine months ended September 30, 2016, a favorable movement of $8.7 million. The favorable movement was driven by tax benefits relating to the Company’s U.S. domiciled subsidiaries.

•
Foreign exchange losses for the nine months ended September 30, 2017 were $7.7 million compared to gains of $11.6 million for the nine months ended September 30, 2016, an unfavorable movement of $19.3 million. The unfavorable movement was primarily driven by the Euro and British pound strengthening against the U.S. dollar during the nine months ended September 30, 2017.

•
Transaction expenses for the nine months ended September 30, 2017 were $4.4 million compared to $nil for the nine months ended September 30, 2016 and are primarily comprised of legal, financial advisory and audit related services incurred in connection with the acquisition of CRS, which was completed on May 1, 2017.

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
The fair value of the Company’s investments, cash and cash equivalents and restricted cash as at September 30, 2017 and December 31, 2016 was as follows:

	Fair Value
	September 30, 2017	December 31, 2016
Managed investments, cash and cash equivalents and restricted cash
Fixed maturities
U.S. government and government agency	$595,694	$804,126
Non-U.S. government and government agency	290,538	240,791
U.S. states, municipalities and political subdivisions	206,667	271,830
Agency residential mortgage-backed securities	828,400	679,595
Non-agency residential mortgage-backed securities	38,993	15,477
U.S. corporate	1,466,739	1,534,508
Non-U.S. corporate	392,242	410,227
Bank loans	464,464	570,399
Asset-backed securities	522,524	526,814
Commercial mortgage-backed securities	314,221	330,932
Total fixed maturities	5,120,482	5,384,699
Short-term investments	258,646	228,386
Other investments
Fund of hedge funds	—	955
Hedge funds	19,233	17,381
Private equity investments	107,230	82,627
Fixed income investment funds	285,034	249,275
Overseas deposits	55,775	50,106
Mutual funds	4,028	5,368
Total other investments	471,300	405,712
Investment in investment affiliate	92,079	100,431
Cash and cash equivalents	961,539	415,419
Restricted cash	51,585	15,000
Total managed investments, cash and cash equivalents and restricted cash	$6,955,631	$6,549,647

Non-managed investments, cash and cash equivalents and restricted cash
Catastrophe bonds	$299,484	$158,331
Short-term investments	2,734,600	2,567,784
Cash and cash equivalents	4,091	4,557
Restricted cash	37,818	55,956
Total non-managed investments, cash and cash equivalents and restricted cash	3,075,993	2,786,628
Total investments and cash	$10,031,624	$9,336,275
As at September 30, 2017, the Company’s managed cash and investment portfolio totaled $7.0 billion (December 31, 2016: $6.5 billion). Refer to Note 4, “Investments,” to the Consolidated Financial Statements in Part I, Item 1 for further details related to the Company’s managed investments.
A significant portion of (re)insurance contracts written by the Company provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, which could result in payment of a substantial amount of losses at short notice. Accordingly, the Company’s investment portfolio is primarily structured to provide liquidity, which means the investment portfolio contains a significant amount of relatively short-term fixed maturity investments. The Company’s IPS specifically requires certain minimum amounts of cash, short-term investments, and highly-rated fixed maturity securities relative to our consolidated net reserves and estimates of probable maximum loss exposures at the 1 in 100 year threshold to provide necessary liquidity in a wide range of loss scenarios. As such, the Company structures its managed cash and investment portfolio to support policyholder reserves and contingent risk exposures with a liquid portfolio of high quality fixed-income investments with a comparable duration profile.
The Company’s IPS requires managed investments to have an average duration in the range of 0.75 years to 3.25 years. At September 30, 2017, the average duration of the Company’s managed investment portfolio was 2.04 years (December 31, 2016: 2.26 years). This duration is reviewed regularly based on changes in the duration of the Company’s liabilities and general market conditions.
The Company’s IPS also requires certain minimum credit quality standards for its managed fixed maturity portfolio, including a minimum weighted average portfolio rating of A+ for securities with ratings. Further limits on asset classes and security types are also mandated. In addition, the Company stress-tests the downside risks within its asset portfolio using internal and external inputs and stochastic modeling processes to help define and limit asset risks to acceptable levels that are consistent with our overall ERM framework. At September 30, 2017, the Company’s rated managed fixed maturity portfolio had an average credit quality rating of AA- (December 31, 2016: AA-). For further details related to the investment ratings of the Company’s fixed maturity portfolio, refer to Note 4(a) to the Consolidated Financial Statements, “Investments,” in Part I, Item 1.
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

	September 30, 2017
(Dollars in thousands)	Fair Value	% of Total
Germany	$70,805	10.4%
Supranational	56,119	8.2%
Province of Ontario	32,865	4.8%
Canada	24,032	3.5%
United Kingdom	23,897	3.5%
Jordan	10,044	1.5%
Other (individual jurisdictions below $10,000)	72,776	10.7%
Total Managed Non-U.S. Government Securities	290,538	42.6%
European Corporate Securities	146,835	21.5%
United Kingdom Corporate Securities	110,601	16.2%
Other Non-U.S. Corporate Securities	134,806	19.7%
Total Managed Non-U.S. Fixed Maturity Portfolio	$682,780	100.0%

	December 31, 2016
(Dollars in thousands)	Fair Value	% of Total
Germany	$66,886	10.3%
Supranational	41,502	6.4%
United Kingdom	36,178	5.6%
Canada	15,836	2.4%
Province of Ontario	12,387	1.9%
Norway	12,085	1.9%
France	10,360	1.6%
Jordan	10,080	1.5%
Other (individual jurisdictions below $10,000)	35,477	5.4%
Total Managed Non-U.S. Government Securities	240,791	37.0%
European Corporate Securities	173,326	26.6%
United Kingdom Corporate Securities	96,425	14.8%
Other Non-U.S. Corporate Securities	140,476	21.6%
Total Managed Non-U.S. Fixed Maturity Portfolio	$651,018	100.0%
At September 30, 2017, the Company did not have an aggregate exposure to any single issuer of more than 0.9% (December 31, 2016: 1.0%) of total managed investments and cash, other than with respect to government and agency securities. The top ten exposures to fixed income corporate issuers at September 30, 2017 were as follows:

	September 30, 2017
Issuer (a)	Fair Value (b)	S&P Rating (c)	% of Managed Investments and Cash
JPMorgan Chase & Co.	$59,650	BBB+	0.9%
Citigroup Inc.	58,171	BBB+	0.8%
Morgan Stanley	56,445	BBB+	0.7%
Bank of America Corp.	50,634	BBB+	0.7%
Wells Fargo & Company	49,373	A	0.7%
Goldman Sachs Group	45,835	BBB+	0.7%
Bank of New York Mellon Corp.	33,147	A	0.5%
AT&T Inc.	31,882	BBB+	0.5%
British American Tobacco Plc.	28,416	BBB	0.4%
Anheuser-Busch Inbev NV	27,761	A-	0.4%
Total	$441,314		6.3%

	December 31, 2016
Issuer (a)	Fair Value (b)	S&P Rating (c)	% of Managed Investments and Cash
JPMorgan Chase & Co	$66,827	BBB+	1.0%
Citigroup Inc	52,737	BBB	0.8%
Bank of America Corp	50,280	BBB+	0.8%
Morgan Stanley	48,273	BBB+	0.7%
Goldman Sachs Group	46,261	BBB+	0.7%
Wells Fargo & Company	44,596	A	0.7%
Anheuser-Busch Inbev NV	39,674	A-	0.6%
Bank of New York Mellon Corp	34,619	A	0.5%
HSBC Holdings plc	29,411	A	0.4%
US Bancorp	28,175	AA-	0.4%
Total	$440,853		6.6%

(a)	Issuers exclude government-backed, government-sponsored enterprises and cash and cash equivalents.

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

Reserve for Losses and Loss Expenses
At September 30, 2017, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The following tables indicate the breakdown of gross and net reserves for losses and loss expenses between lines of business and between case reserves and IBNR.

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$464,050	$1,946,555	$2,410,605	$390,141	$440,531	$830,672
Marine	341,920	500,471	842,391	389,614	471,845	861,459
Specialty	276,713	842,250	1,118,963	259,251	473,656	732,907
Liability	188,897	374,781	563,678	198,766	371,391	570,157
Total	$1,271,580	$3,664,057	$4,935,637	$1,237,772	$1,757,423	$2,995,195

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$370,957	$1,207,268	$1,578,225	$330,213	$392,886	$723,099
Marine	279,067	378,178	657,245	337,550	369,908	707,458
Specialty	239,559	640,692	880,251	222,496	428,864	651,360
Liability	174,629	310,271	484,900	182,185	300,672	482,857
Total	$1,064,212	$2,536,409	$3,600,621	$1,072,444	$1,492,330	$2,564,774

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by operating segment for the three months ended September 30, 2017.

	Three Months Ended September 30, 2017
(Dollars in thousands)	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,139,401	$1,393,639	$788,063	$46,483	$(62,395)	$3,305,191
Loss reserves recoverable	(101,926)	(364,658)	(196,018)	—	62,395	(600,207)
Net reserves for losses and loss expenses, beginning of period	1,037,475	1,028,981	592,045	46,483	—	2,704,984
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	395,621	202,054	157,771	574,220	—	1,329,666
Prior years	(48,137)	(23,614)	(62)	(3,251)	—	(75,064)
Total net incurred losses and loss expenses	347,484	178,440	157,709	570,969	—	1,254,602

Foreign exchange loss	7,140	6,309	—	292	—	13,741
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(74,457)	(37,318)	(79,779)	(58)	—	(191,612)
Prior years	(60,532)	(77,476)	(41,615)	(1,471)	—	(181,094)
Total net paid losses	(134,989)	(114,794)	(121,394)	(1,529)	—	(372,706)

Net reserve for losses and loss expenses, end of period	1,257,110	1,098,936	628,360	616,215	—	3,600,621
Loss reserves recoverable	589,963	430,399	317,489	60,000	(62,835)	1,335,016
Reserve for losses and loss expenses, end of period	$1,847,073	$1,529,335	$945,849	$676,215	$(62,835)	$4,935,637
For the three months ended September 30, 2017, favorable loss reserve development on prior accident years was $75.1 million, of which $48.1 million related to the Validus Re segment, $23.6 million related to the Talbot segment, $0.1 million related to the Western World segment and $3.3 million related to the AlphaCat segment.

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by operating segment for the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Validus Re	Talbot	Western World	AlphaCat	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,116,753	$1,301,517	$589,500	$48,534	$(61,109)	$2,995,195
Loss reserves recoverable	(98,005)	(306,038)	(87,487)	—	61,109	(430,421)
Net reserves for losses and loss expenses, beginning of period	1,018,748	995,479	502,013	48,534	—	2,564,774
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Net reserves acquired (a)	—	—	23,753	—	—	23,753

Current year	638,339	446,545	330,386	584,651	—	1,999,921
Prior years	(100,016)	(68,304)	(744)	(10,521)	—	(179,585)
Total net incurred losses and loss expenses	538,323	378,241	329,642	574,130	—	1,820,336

Foreign exchange loss	27,734	17,467	—	1,073	—	46,274
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(84,683)	(59,824)	(97,503)	(58)	—	(242,068)
Prior years	(243,012)	(232,427)	(129,545)	(7,464)	—	(612,448)
Total net paid losses	(327,695)	(292,251)	(227,048)	(7,522)	—	(854,516)

Net reserves for losses and loss expenses, end of period	1,257,110	1,098,936	628,360	616,215	—	3,600,621
Loss reserves recoverable	589,963	430,399	317,489	60,000	(62,835)	1,335,016
Reserve for losses and loss expenses, end of period	$1,847,073	$1,529,335	$945,849	$676,215	$(62,835)	$4,935,637

(a)	Equals net reserves acquired of $42,575 less net reserves commuted at closing of $18,822.
For the nine months ended September 30, 2017, favorable loss reserve development on prior accident years was $179.6 million, of which $100.0 million related to the Validus Re segment, $68.3 million related to the Talbot segment, $0.7 million related to the Western World segment and $10.5 million related to the AlphaCat segment.
For further information regarding the Company’s reserves for losses and loss expenses refer to Note 9, “Reserve for losses and loss expenses,” to the Consolidated Financial Statements in Part I, Item 1. The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned.
The management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of some notable loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for these events. The Company’s actual ultimate net loss may vary materially from these estimates. Ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review may be reserved for in the reserve for potential development on notable loss events (“RDE”) and would be included as part of the Company’s overall reserves. As at September 30, 2017 and December 31, 2016 the Company had no RDE.

For disclosure purposes, only those notable loss events which have an ultimate loss estimate above $30.0 million are disclosed separately and included in the reserves for notable loss event roll forward table below. To the extent that there are increased complexity and volatility factors relating to notable loss events in the aggregate, RDE may be established for a specific accident year.

		Year Ended December 31, 2016		Nine Months Ended September 30, 2017
2016 Notable Loss Events	Initial estimate (a)	Development (Favorable) / Unfavorable	Closing Estimate (b)	Development (Favorable) / Unfavorable	Closing Estimate (b)
Canadian Wildfires	$36,915	$(17,265)	$19,650	$(162)	$19,488
Hurricane Matthew	39,140	—	39,140	5,997	45,137
2016 New Zealand Earthquake	31,421	—	31,421	—	31,421
Total	$107,476	$(17,265)	$90,211	$5,835	$96,046

		Paid Loss	Closing Reserve (c)	Paid Loss	Closing Reserve (c)
Canadian Wildfires		$5,676	$13,974	$3,805	$10,007
Hurricane Matthew		6,712	32,428	19,743	18,682
2016 New Zealand Earthquake		—	31,421	811	30,610
Total		$12,388	$77,823	$24,359	$59,299

2017 Notable Loss Events	Initial estimate (a)				Closing Estimate (b)
Hurricane Harvey	$247,409				$247,409
Hurricane Irma	518,559				518,559
Hurricane Maria	160,207				160,207
Total	$926,175				$926,175

				Paid Loss	Closing Reserve (c)
Hurricane Harvey				$7,781	$239,628
Hurricane Irma				4,543	514,016
Hurricane Maria				—	160,207
Total				$12,324	$913,851

(a)	Includes paid losses, case reserves and IBNR reserves.

(b)	Excludes impact of movements in foreign exchange rates.

(c)	Closing Reserve for the period equals Closing Estimate for the period less cumulative paid losses (recovery).

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

The following table details the capital resources of certain subsidiaries of the Company on an unconsolidated basis:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Validus Reinsurance, Ltd. (excluding capital supporting FAL) (a) (b)	$3,976,449	$3,720,595
Talbot Holdings, Ltd. (including capital supporting FAL) (b)	835,212	914,442
Other, net	(90,951)	(14,158)
Redeemable noncontrolling interests in AlphaCat	1,133,880	1,528,001
Noncontrolling interests in AlphaCat	78,947	165,977
Total consolidated capitalization	5,933,537	6,314,857
Senior notes payable	(245,513)	(245,362)
Debentures payable	(538,910)	(537,226)
Redeemable noncontrolling interests in AlphaCat	(1,133,880)	(1,528,001)
Total shareholders’ equity	4,015,234	4,004,268
Preferred shares (c)	(400,000)	(150,000)
Noncontrolling interests in AlphaCat	(78,947)	(165,977)
Total shareholders’ equity available to Validus common shareholders (c)	$3,536,287	$3,688,291

(a)	Validus Reinsurance, Ltd. (excluding capital supporting FAL) includes capital of $726,268 (December 31, 2016: $639,113) relating to Western World Insurance Group, Inc.

(b)
Validus Reinsurance, Ltd. (excluding capital supporting FAL) excludes capital of $618,125 (December 31, 2016: $723,888) which supports Talbot’s FAL. This capital was included in Talbot Holdings, Ltd. (including capital supporting FAL).

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
There are three main sources of cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by or used in operating, investing and financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the nine months ended September 30, 2017 and 2016 is provided in the following table:

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Net cash provided by operating activities	$303,882	$254,596
Net cash used in investing activities	(270,399)	(669,307)
Net cash provided by financing activities	493,719	149,847
Effect of foreign currency rate changes on cash and cash equivalents	18,452	(14,253)
Net increase (decrease) in cash and cash equivalents	$545,654	$(279,117)
Operating Activities
Cash flow from operating activities is derived primarily from the receipt of premiums less the payment of losses and loss expenses related to underwriting activities.
Net cash provided by operating activities during the nine months ended September 30, 2017 was $303.9 million compared to $254.6 million during the nine months ended September 30, 2016, a favorable movement of $49.3 million. This favorable movement was primarily due to the timing of cash receipts and payments, notably with regard to premiums receivable and losses payable, respectively.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.
Investing Activities
Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. As at September 30, 2017, the Company’s portfolio was composed of fixed income, short-term and other investments and investments in investment affiliates amounting to $9.0 billion or 89.5% of total cash and investments. For further details related to investments pledged as collateral, refer to Note 4, “Investments,” to the Consolidated Financial Statements in Part I, Item 1.
Net cash used in investing activities during the nine months ended September 30, 2017 was $270.4 million compared to $669.3 million for the nine months ended September 30, 2016, a decrease of $398.9 million. The decrease was primarily driven by lower investment purchases and was partially offset by cash used to fund the Company’s acquisition of CRS during the nine months ended September 30, 2017.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance and purchase of shares in the Company and its subsidiaries, including third party investments in the AlphaCat ILS funds and sidecars, as well as the issuance of notes payable to AlphaCat investors.
Net cash provided by financing activities during the nine months ended September 30, 2017 was $493.7 million compared to $149.8 million during the nine months ended September 30, 2016, an increase of $343.9 million. The increase during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily driven by a decrease in share repurchases of $177.7 million, an increase in net proceeds received on the issuance of preferred shares of $96.8 million and an increase in net third party investments from AlphaCat investors of $86.8 million.

Capital Resources
The following table details the Company’s capital position as at September 30, 2017 and December 31, 2016.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Senior Notes (a)	$245,513	$245,362
Junior Subordinated Deferrable Debentures (JSDs) (a)	289,800	289,800
Flagstone Junior Subordinated Deferrable Debentures (JSDs) (a)	249,110	247,426
Total debt	$784,423	$782,588

Redeemable noncontrolling interests	$1,133,880	$1,528,001

Preferred shares, liquidation value (b)	$400,000	$150,000
Ordinary shares, capital and surplus available to Validus common shareholders	3,554,717	3,711,507
Accumulated other comprehensive loss	(18,430)	(23,216)
Noncontrolling interests	78,947	165,977
Total shareholders’ equity	$4,015,234	$4,004,268

Total capitalization (c)	$5,933,537	$6,314,857

Total capitalization available to Validus (d)	$4,720,710	$4,620,879

Debt to total capitalization	13.2%	12.4%
Debt (excluding JSDs) to total capitalization	4.1%	3.9%
Debt and preferred shares to total capitalization	20.0%	14.8%

Debt to total capitalization available to Validus	16.6%	16.9%
Debt (excluding JSDs) to total capitalization available to Validus	5.2%	5.3%
Debt and preferred shares to total capitalization available to Validus	25.1%	20.2%

(a)	Refer to Part I, Item 1, Note 13 to the Consolidated Financial Statements, “Debt and financing arrangements,” for further details and discussion on the debt and financing arrangements of the Company.

(b)	Refer to Part I, Item 1, Note 11 to the Consolidated Financial Statements, “Share capital,” for further details and discussion on the Company’s preferred shares.

(c)	Total capitalization equals total shareholders’ equity plus redeemable noncontrolling interests and total debt.

(d)	Total capitalization available to Validus equals total capitalization as per (c) less redeemable noncontrolling interests and noncontrolling interests.
Shareholders’ Equity
Shareholders’ equity available to Validus common shareholders at September 30, 2017 was $3.5 billion, compared to $3.7 billion at December 31, 2016. Including $400.0 million of preferred shares at September 30, 2017 (December 31, 2016: $150.0 million), shareholders’ equity available to Validus at September 30, 2017 was $3.9 billion, compared to $3.8 billion at December 31, 2016.
On November 1, 2017, the Company announced a quarterly cash dividend of $0.38 per common share, payable on December 29, 2017 to shareholders of record on December 15, 2017. The Company also announced a quarterly cash dividend of $0.3671875 and $0.3625000 per depository share on the outstanding Series A and Series B Preferred Shares, respectively. The Series A and Series B Preferred Share dividends are payable on December 15, 2017 to shareholders of record on December 1, 2017.
The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon results of operations and cash flows, the Company’s financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.
The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. The Company has repurchased 80,860,661 common shares for an aggregate purchase price of $2.7 billion from the inception of the share repurchase program to October 31, 2017. The Company had $301.7 million remaining under its authorized share repurchase program as of October 31, 2017.

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
Noncontrolling interests
Investors in certain of the AlphaCat and BetaCat ILS funds have rights that enable them, subject to certain limitations, to redeem their shares. The third party equity is therefore recorded in the Company’s Consolidated Balance Sheets as redeemable noncontrolling interests. When and if a redemption notice is received, the fair value of the redemption is reclassified to a liability. As at September 30, 2017 and December 31, 2016, the amount of the Company’s total capitalization owed to third parties as redeemable noncontrolling interests was $1.1 billion and $1.5 billion, respectively.
The AlphaCat sidecars and one of the AlphaCat ILS funds have no shareholder redemption rights. Therefore, the third party equity is recorded in the Company’s Consolidated Balance Sheets as noncontrolling interests. As at September 30, 2017 and December 31, 2016, the amount of the Company’s total capitalization owed to third parties as noncontrolling interests was $78.9 million and $166.0 million, respectively. Refer to Part I, Item I, Notes 6 and 7 to the Consolidated Financial Statements, “Variable Interest Entities,” and “Noncontrolling interests,” respectively, for further details.
Ratings
The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of November 2, 2017:

	A.M. Best	S&P	Moody’s	Fitch
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB+	Baa1	A-
Senior debt	bbb	BBB+	Baa1	BBB+
Subordinated debt	bbb-	—	Baa2	BBB
Preferred stock	bb+	BBB-	Baa3	BBB
Outlook on ratings	Positive	Stable	Stable	Stable

Validus Reinsurance, Ltd.
Financial strength rating	A	A	A2	A
Outlook on ratings	Stable	Stable	Stable	Stable

Lloyd’s of London
Financial strength rating applicable to all Lloyd’s syndicates	A	A+	—	AA-
Outlook on ratings	Stable	Negative	—	Negative

Validus Reinsurance (Switzerland) Ltd
Financial strength rating	A	A	—	—
Outlook on ratings	Stable	Stable	—	—

Western World Insurance Company
Financial strength rating	A	—	—	—
Outlook on ratings	Stable	—	—	—

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to shareholders, any proxy statement, any Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance and reinsurance sectors in particular. Statements that include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipate”, “will”, “may”, and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statement.
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
As at September 30, 2017, the Company was not a party to, or involved in any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
ITEM 1A. RISK FACTORS
The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017.

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
The Company repurchased 83,859 common shares during the three months ended September 30, 2017. The Company has, from the inception of its share repurchase program to October 31, 2017, repurchased 80,860,661 common shares for an aggregate purchase price of $2.7 billion. As of October 31, 2017, the Company had $301.7 million remaining under its authorized share repurchase program.
The table below details the following repurchases that were made under the Program through to October 31, 2017:

	Total shares repurchased under publicly announced repurchase program
(Dollars in thousands, except share and per share amounts)	Total number of shares repurchased	Aggregate Purchase Price (a)	Average Price per Share (a)	Approximate dollar value of shares that may yet be purchased under the Program
Cumulative inception-to-date to December 31, 2016	80,508,849	$2,704,406	$33.59	$319,995

Cumulative for the three months ended March 31, 2017	—	—	$—	$319,995
Cumulative for the three months ended June 30, 2017	267,953	13,996	$52.23	$305,999

July 2017	52,721	2,737	$51.91	$303,262
August 2017	31,138	1,610	$51.71	$301,652
September 2017	—	—	$—	$301,652
Cumulative for the three months ended September 30, 2017	83,859	4,347	$51.84
Cumulative inception-to-date to September 30, 2017	80,860,661	$2,722,749	$33.67	$301,652

Repurchases made subsequent to quarter-end:
October 1 - October 31, 2017	—	$—	$—	$301,652

(a)	Share transactions are on a trade date basis through October 31, 2017 and are inclusive of commissions. Average share price is rounded to two decimal places.
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
Certain of the Company’s non-U.S. subsidiaries provide global marine hull, war, cargo and liability policies that provide coverage for vessels navigating into and out of ports worldwide. In light of EU and U.S. modifications to Iran sanctions in 2016, including the issuance of General License H, and consistent with General License H, the Company has been notified that certain of its policyholders have begun to ship cargo to and from Iran, including transporting crude oil from Iran to another country and transporting refined petroleum products to Iran. Since these policies insure multiple voyages and fleets containing multiple ships, the Company is unable to attribute gross revenues and net profits from such marine policies to these activities involving Iran. The Company intends for its non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.
Certain of the Company’s other non-U.S. subsidiaries have policies that provide excess of loss reinsurance coverage for various risks worldwide. In light of EU and U.S. modifications to Iran sanctions in 2016, including the issuance of General License H, and consistent with General License H, the Company has been notified by certain of its cedants that they either provide or intend to provide aviation spare parts coverage or marine and hull, war and related coverage for certain risks involving Iran. As the reinsurance coverage provided to these cedants covers multiple global risks and multiple insureds, the Company is unable to attribute gross revenues and net profits from such policy to these activities involving Iran. The Company intends for its non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.

ITEM 6. EXHIBITS

Exhibit	Description

Exhibit 10.1
Credit Agreement, dated as of August 7, 2017, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., and Barclays Bank PLC, as lender (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 8, 2017)

Exhibit 10.2
Unsecured Revolving Credit Agreement, dated as of August 7, 2017, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., and HSBC Bank USA, National Association, as lender (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 8, 2017)

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

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	November 2, 2017	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	November 2, 2017	/s/ Jeffrey D. Sangster
Jeffrey D. Sangster
Executive Vice President and Chief Financial Officer