Form 10-K
period 2017-12-31
VALIDUS HOLDINGS LTD
filed 2018-02-28
CIK 1348259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
VALIDUS HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	001-33606	98-0501001
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

29 Richmond Road, Pembroke, Bermuda HM 08
(Address of principal executive offices and zip code)
(441) 278-9000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.175 par value per share	New York Stock Exchange
5.875% Preferred Shares, Series A, $0.175 par value per share	New York Stock Exchange
5.800% Preferred Shares, Series B, $0.175 par value per share	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 was $3,709.5 million computed upon the basis of the closing sales price of the Common Shares on June 30, 2017. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 27, 2018, there were 79,325,616 outstanding Common Shares, $0.175 par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2017.

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
PART I
Item 1.    Business
Overview
Validus Holdings, Ltd. was incorporated under the laws of Bermuda on October 19, 2005. Hereinafter, the “Company,” “us,” “we” or “Validus” are used to describe any or all of Validus Holdings, Ltd. and its subsidiary companies. The Company conducts its operations worldwide through three reportable segments which have been determined under accounting principles generally accepted in the United States of America (“U.S. GAAP”) segment reporting: Reinsurance, Insurance and Asset Management.
The Reinsurance segment operates globally and is primarily focused on treaty reinsurance. The Insurance segment operates globally and focuses on specialty insurance within both the Lloyd’s and the U.S. commercial insurance markets. The Asset Management segment reports the results of the Company’s Bermuda-based investment adviser, managing capital for third parties and Validus through insurance-linked securities (“ILS”) and other property catastrophe and specialty reinsurance investments.
We seek to establish ourselves as a leader in the global (re)insurance markets. Our principal operating objective is to use our capital efficiently by underwriting (re)insurance contracts with superior risk and return characteristics. Our primary underwriting objective is to construct a portfolio of (re)insurance contracts that maximizes our return on equity subject to prudent risk constraints on the amount of capital we expose to any single event. We manage our risks through a variety of means, including contract terms, portfolio selection, diversification, including geographic diversification, and proprietary and commercially available third-party vendor catastrophe models.
Since our formation in 2005, we have been able to achieve substantial success in the development of our business. Selected examples of our accomplishments are as follows:

•	Raising approximately $1.0 billion of initial equity capital in December 2005 and underwriting $217.4 million in gross premiums written for the January 2006 renewal season;

•	Building a risk analytics staff comprised of over 50 experts, many of whom have PhDs and Masters degrees in related fields;

•	Developing Validus Capital Allocation and Pricing System (“VCAPS”), a proprietary computer-based system for modeling, pricing, allocating capital and analyzing catastrophe-exposed risks;

•	Acquiring all of the outstanding shares of Talbot Holdings Ltd. (“Talbot”) on July 2, 2007;

•	Completing an initial public offering (“IPO”) on July 30, 2007;

•	Acquiring all of the outstanding shares of IPC Holdings Ltd. (“IPC”) on September 4, 2009;

•	Acquiring all of the outstanding shares of Flagstone Reinsurance Holdings, S.A. (“Flagstone”) on November 30, 2012;

•	Acquiring all of the outstanding shares of Western World Insurance Group, Inc. (“Western World”) on October 2, 2014;

•	Acquiring all of the outstanding shares of Crop Risk Services, Inc. (“CRS”) on May 1, 2017;

•	Successfully launching a series of sidecars and ILS funds beginning on May 25, 2011 and managing third party capital of $3.2 billion as at January 1, 2018;

•	Delivering a 10.4% compounded annual growth in book value per diluted common share plus accumulated dividends from formation through December 31, 2017;

•
Repurchasing approximately 81.0 million common shares for an aggregate purchase price of approximately $2.7 billion and paying an aggregate amount of $1.3 billion in common share dividends from formation through February 27, 2018.

•	Raising $400.0 million of additional equity capital through the issuance of preferred shares and paying an aggregate amount of $20.3 million in preferred dividends through February 27, 2018.

Merger Agreement
On January 21, 2018, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with American International Group, Inc. (“AIG”). The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions set forth therein, the Company will merge with an existing AIG subsidiary in accordance with the Bermuda Companies Act (the “Merger”), with the Company surviving the Merger as a wholly–owned subsidiary of AIG. For further details, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” or Note 27 to the Consolidated Financial Statements, “Subsequent Events,” in Part II, Item 8.
Reportable Segments
In accordance with authoritative accounting guidance, we continually monitor and review our segment reporting structure to determine whether any changes have occurred that would impact the composition of our reportable segments. As a result of the evolution of the Company’s operations, the global nature of the (re)insurance industry and synergies obtained through the acquisition and integration of Talbot, Western World and CRS, the Company’s previous reportable segments had integrated in such a way that during the fourth quarter of 2017, the Company changed its reportable segments to “Reinsurance,” “Insurance,” and “Asset Management.” Furthermore, to better align the Company’s disclosures with its current strategy, the Company also changed its primary lines of business to “Property,” “Specialty - Short-tail” and “Specialty - Other.”
Detailed financial information about each of our reportable segments for each of the years in the three-year period ended December 31, 2017 is presented in Note 25 to the Consolidated Financial Statements, “Segment information,” in Part II, Item 8. The change in reportable segments and primary lines of business had no impact on our historical consolidated financial positions, results of operations or cash flows as previously reported. Where applicable, all prior periods presented have been reclassified to conform to this new presentation.
Reinsurance
The Reinsurance segment operates as a global provider of reinsurance products. The segment operates primarily through Validus Reinsurance, Ltd. (“Validus Re”) and Validus Reinsurance (Switzerland) Ltd. (“Validus Re Swiss”), as well as Lloyd’s Syndicate 1183 (the “Talbot Syndicate”), which is managed by Talbot Holdings Ltd. (“Talbot”) through its wholly–owned subsidiaries. The Talbot Syndicate has a short-tail treaty reinsurance portfolio that provides the Reinsurance segment with access to the Lloyd’s marketplace.
Validus Re is registered as a Class 4 insurer under The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (the “Insurance Act”) since November 2005. It commenced operations with approximately $1.0 billion of equity capital and a balance sheet unencumbered by any historical losses relating to the 2005 hurricane season, the events of September 11, 2001, asbestos or other legacy exposures affecting our industry.
Validus Re Swiss is based in Zurich, Switzerland. Validus Re Swiss is licensed by the Swiss Financial Market Supervisory Authority (“FINMA”) in Switzerland. Validus Re Swiss is also licensed as a permit company in Bermuda under the Companies Act and is registered in Bermuda as a Class 4 insurer under the Insurance Act, operating through its Bermuda branch, which complements our Swiss-based underwriters with a separate Bermuda underwriting platform.
The Reinsurance segment primarily concentrates on property and other reinsurance risks commonly referred to as short-tail in nature due to the relatively brief period between the occurrence and payment of a claim.
The following are the primary lines in which the Reinsurance segment conducts its business. Details of gross premiums written by line of business are provided below:

	Years Ended December 31,
	2017		2016		2015
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$548,977	45.9%	$497,263	42.0%	$571,612	47.9%
Specialty - Short-tail	505,111	42.3%	555,504	46.9%	599,333	50.1%
Specialty - Other	141,119	11.8%	132,145	11.1%	23,644	2.0%
Total	$1,195,207	100.0%	$1,184,912	100.0%	$1,194,589	100.0%
Property:    The Reinsurance segment primarily underwrites property reinsurance business on a catastrophe excess of loss, per risk excess of loss and proportional basis.
Property catastrophe excess of loss:  Property catastrophe reinsurance covers insurance companies’ (referred to as “ceding companies” or “cedants”) exposures to an accumulation of property and related losses from separate policies, typically relating to natural disasters or other catastrophic events. Property catastrophe reinsurance is generally written on an excess of loss basis, which responds when aggregate claims and claim expenses from a single occurrence for a covered peril exceed a certain amount specified in a particular contract. Under these contracts, the Company provides protection to an insurer for a portion of the total losses in excess of a specified loss amount, normally up to a maximum amount per loss and/or an aggregate amount across multiple losses, as specified in the contract. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to specific regions or geographical areas. Property catastrophe reinsurance contracts are typically written on an “all perils” basis, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. Coverages may also be written to provide limited coverage based on named perils only, such as windstorm-only coverage. The predominant exposures covered are losses stemming from property damage and business interruption coverage resulting from a covered peril. Certain risks, such as terrorism, cyber crime, war or nuclear contamination may be excluded, partially or wholly, from certain contracts. Gross premiums written on property catastrophe excess of loss business during the year ended December 31, 2017 were $432.5 million.
Property per risk excess of loss:  Property per risk reinsurance provides coverage for ceding companies’ excess retention on individual property and related risks, such as highly-valued buildings. Per risk reinsurance protects cedants on a “single risk” basis. A “risk” in this context might relate to one building, or a group of buildings, or to one insurance policy which the cedant treats as a single risk. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract. Such property per risk coverages are generally written on an excess of loss basis, which provides the reinsured with protection beyond a specified amount up to the limit set within the reinsurance contract. Gross premiums written on property per risk excess of loss business during the year ended December 31, 2017 were $26.0 million.
Property proportional:    Property proportional contracts require that the reinsurer share the premiums as well as the losses and loss expenses in an agreed proportion with the reinsured. Gross premiums written on property proportional business during the year ended December 31, 2017 were $90.5 million.
Specialty - Short-tail:    This line consists of reinsurance on aerospace and aviation, agriculture, composite, marine, other specialty (composed of contingency, crisis management and life and accident & health), technical lines, terrorism, trade credit, and workers’ compensation. The Company seeks to underwrite specialty lines with very limited exposure correlation with its property portfolios. With the exception of the aerospace and aviation, agriculture, marine, and trade credit lines of business, which have a meaningful portion of their gross premiums written volume on a proportional or treaty basis, the Company’s specialty - short-tail lines are written on an excess of loss basis. Gross premiums written on specialty - short-tail business during the year ended December 31, 2017 were $505.1 million.
Specialty - Other:    This class provides reinsurance on casualty and financial lines of business on both a proportional and excess of loss basis. Gross premiums written on specialty - other business during the year ended December 31, 2017 were $141.1 million.
Insurance
The Insurance segment focuses on property and specialty insurance business, as well as facultative reinsurance, which provides coverage on a single-risk basis. The Company has built its insurance platform strategically over time to give it the required flexibility to leverage operational strengths in a number of markets and the necessary tools to effectively manage (re)insurance cycles. The segment operates through two insurance companies, the Talbot Syndicate and Western World.
Talbot provides the Company access to the Lloyd’s marketplace and primarily writes short-tail lines of business. As a London-based insurer, the Talbot Syndicate writes the majority of its premiums on risks outside of the United States. Talbot’s underwriting team is made up of niche underwriting expertise. The Company has expanded and diversified its business through wholly–owned subsidiaries acting as approved Lloyd’s coverholders for the Talbot Syndicate: Talbot Underwriting Risk Services, Ltd. (London), Validus Specialty Underwriting Services, Inc. (New York) (“Validus Specialty”), Talbot Underwriting (MENA) Ltd. (Dubai), Validus Reaseguros, Inc. (Miami), Talbot Underwriting (LATAM) S.A. (Chile) and Talbot Risk Services Pte. Ltd. (Singapore and Australia).
Western World provides the Company access to the U.S. commercial insurance market and primarily insures small to medium size commercial and institutional risks covering general liability, professional liability, product liability, miscellaneous malpractice and property through three wholly–owned insurance subsidiaries: Western World Insurance Company (“WWIC”), Tudor Insurance Company (“Tudor”) and Stratford Insurance Company (“Stratford”) all domiciled in New Hampshire. WWIC operates as a surplus lines insurer in all U.S. jurisdictions other than New Hampshire. Tudor is licensed as a domestic surplus lines insurer in New Hampshire and is authorized to conduct business as a surplus lines insurer in all other U.S. jurisdictions. Stratford is an admitted insurer in 50 U.S. jurisdictions.
On May 1, 2017, Western World acquired all of the outstanding capital stock of CRS, a U.S. based primary crop insurance managing general agent, with Stratford acting as the approved insurance provider. The acquisition further diversified the Insurance segment and added a substantial amount of gross written premium to Western World.

Within the U.S. we also operate our Validus Specialty platform, which provides our clients access to the entire Validus Group insurance platform. Validus Specialty leverages the underwriting expertise, risk appetite and balance sheets of both Talbot and Western World, which enables us to provide more streamlined service to our U.S. clients and brokers, as well as more choice and capacity.
The following are the primary lines in which the Insurance segment conducts its business. Details of gross premiums written by line of business are provided below:

	Years Ended December 31,
	2017		2016		2015
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Property	$397,292	27.3%	$371,221	31.1%	$334,370	28.1%
Specialty - Short-tail	580,952	40.0%	397,602	33.3%	440,735	37.0%
Specialty - Other	474,889	32.7%	425,314	35.6%	416,094	34.9%
Total	$1,453,133	100.0%	$1,194,137	100.0%	$1,191,199	100.0%
Property:    The main classes underwritten within the property lines are International and North American direct and facultative contracts, lineslips and binding authorities. The business written is mostly commercial and industrial insurance. Coverage provided includes all risks of direct physical loss or damage, business interruption and natural catastrophe perils. Property also includes downstream energy and construction business. Within the downstream energy class, covered occupancies include oil, gas, petrochemicals, chemical, power generation and utilities and process industries. Coverage is typically all perils and includes machinery breakdown and business interruption where required. The primary focus within the construction class is on major capital projects, placed on a direct or facultative basis, including on a binding authority basis through a coverholder. Our insurance operations also underwrite building, business personal property, business income (with or without extra expense) and homeowners coverages, including catastrophe, for small to medium size U.S. commercial habitational, industrial, service, and mercantile risks. Gross premiums written on property business during the year ended December 31, 2017 were $397.3 million.
Specialty - Short-tail: This class consists of accident and health, agriculture, aviation, contingency, marine and political lines (composed of war and political violence). With the exception of agriculture business which is written through agents or brokers, most of the business within the specialty - short-tail lines is written on a direct or facultative basis, including on a binding authority basis through a coverholder. Gross premiums written on specialty - short-tail business during the year ended December 31, 2017 were $581.0 million.
Accident and Health:    The accident and health class covers insurable interests relating to the death or disability of employees or those under contract. Gross premiums written on accident and health business during the year ended December 31, 2017 were $20.1 million.
Agriculture: The agriculture class primarily provides U.S. multi-peril crop insurance (“MPCI”) and private crop insurance products written through and in relation to CRS. Gross premiums written on agriculture business during the year ended December 31, 2017 were $225.8 million.
Aviation:    The aviation class insures major airlines and general aviation. Gross premiums written on aviation business during the year ended December 31, 2017 were $24.3 million.
Contingency:    The main types of covers written under the contingency class are event cancellation, non-appearance and prize indemnity business. Gross premiums written on contingency business during the year ended December 31, 2017 were $26.3 million.
Marine:    The main types of business within the marine class are hull, cargo and upstream energy. Hull consists primarily of ocean going vessels and covers worldwide risks on an all perils or total loss only basis together with yachts. Cargo consists of worldwide transits with a particular emphasis on oil cargo, project cargo, pre-launch satellite and space risks, specie, fine art and high value motor vehicles. Upstream energy covers a variety of oil and gas industry exploration and production risks. Gross premiums written on marine business during the year ended December 31, 2017 were $171.3 million.
Political Lines:    The political lines class covers risks associated with political violence and war, including physical damage to aircraft and marine vessels as well as other property losses. Gross premiums written on political lines business during the year ended December 31, 2017 were $113.2 million.
Specialty - Other:    Specialty - other lines consist of financial, liability, marine and energy liability, political risk, and products and airports. With the exception of liability business which is primarily written through agents or brokers in the U.S., most of the business within the specialty - other class is written on a direct or facultative basis, including on a binding authority basis through a coverholder. Gross premiums written on specialty - other business during the year ended December 31, 2017 were $474.9 million.

Financial:    The financial lines class underwrites bankers blanket bond, commercial crime, computer crime, cyber crime, professional indemnity, directors’ and officers’ coverage as well as errors and omissions liability for various types of financial institutions and other companies. Bankers blanket bond and commercial crime insurance products are specifically designed to protect against direct financial loss caused by fraud/criminal actions and to mitigate the damage such activities may have on the asset base of the insured. Computer crime insurance protects against the misappropriation of funds and assets via the insured’s computer system. Professional indemnity insurance protects businesses in the event that legal action is taken against them by third parties claiming a breach of professional duty. Directors’ and officers’ insurance protects the personal liability of directors and officers or policyholder costs for indemnification arising out of an alleged breach of a fiduciary duty. Gross premiums written on financial lines business for the year ended December 31, 2017 were $69.5 million.
Liability:    The liability classes primarily underwrite U.S. general liability, professional liability, product liability, and miscellaneous malpractice occurrence-based coverage for contractors, dwellings, manufacturers, and other businesses. Gross premiums written on liability lines during the year ended December 31, 2017 were $252.8 million.
Marine and Energy Liability:    The marine and energy liability class provides cover for protection and indemnity clubs and a wide range of companies operating in the marine and energy sectors. Gross premiums written on marine and energy liability business during the year ended December 31, 2017 were $55.5 million.
Political Risk:    The political risk class primarily provides cover for expropriation, contract frustration/trade credit, kidnap and ransom and malicious and accidental product tamper. The period of the risks can extend up to 36 months and beyond. Gross premiums written on political risk business during the year ended December 31, 2017 were $82.3 million.
Products and Airports: The products and airports class primarily covers the repair, maintenance and upkeep of aircrafts and premises for small companies. Gross premiums written on products and airports business during the year ended December 31, 2017 were $14.7 million.
Asset Management
The Asset Management segment is a core element of the Company’s strategy to expand in capital markets by participating in the market for ILS. ILS are financial instruments, the values of which are determined by insurance losses caused primarily by natural catastrophes such as major earthquakes and hurricanes. As such, the returns on ILS are generally uncorrelated with the overall financial markets, making ILS an attractive asset class for investors. The Asset Management segment leverages the Company’s extensive business sourcing, underwriting, research and analytic capabilities to construct ILS portfolios subject to prudent risk constraints.
The Asset Management segment primarily operates through AlphaCat Managers Ltd. (“AlphaCat Managers”), an asset manager primarily for third party investors. However, Validus Re also has direct investments in certain funds and sidecars which are also managed by AlphaCat Managers. As an asset manager, AlphaCat Managers’ primary sources of income are management and performance fees.
AlphaCat investors access this uncorrelated asset class through various AlphaCat funds and sidecars that participate in the market via (i) AlphaCat Reinsurance Ltd. (“AlphaCat Re”), a Bermuda provider of fully collateralized property catastrophe and specialty reinsurance and retrocession capacity and (ii) AlphaCat Master Fund Ltd. (“AlphaCat Master Fund”), a Bermuda investment fund investing in reinsurance related capital markets transactions (collectively the “Master Funds”). AlphaCat Re also enters into transactions on behalf of third party investors on a direct basis whereby all of the risks and rewards of the underlying transactions are transferred to the investors using notes payable to those investors. Furthermore, certain of the funds and direct third party investors purchase catastrophe bonds (“cat bonds”) directly under instruction from AlphaCat Managers.
BetaCat investors access the market through the BetaCat funds that participate in the market via BetaCat Fund Ltd., a Bermuda investment fund exclusively investing in cat bonds. Cat bonds purchased by the BetaCat funds are principal-at-risk variable rate notes and other event-linked securities focused on property and casualty risks and issued under Rule 144A of the Securities Act of 1933, as amended, following a passive buy-and-hold investment strategy.
The Company is considered to be the primary beneficiary of the AlphaCat Master Funds, the AlphaCat sidecars, and certain AlphaCat and BetaCat ILS funds and therefore the Company consolidates these entities in its financial statements. For further details, refer to Notes 2 and 9 to the Consolidated Financial Statements, “Basis of preparation and consolidation,” and “Variable interest entities,” respectively, in Part II, Item 8.

The following are the primary financial indicators for the Asset Management segment:
Assets under management (“AUM”): AUM represents total assets managed by AlphaCat Managers on behalf of third party and related party investors. AUM includes the assets of the AlphaCat sidecars, the AlphaCat ILS funds, the BetaCat ILS funds and direct third-party investors. AUM as at January 1, 2018 and 2017 were as follows:

	Assets Under Management
	January 1,
(Dollars in thousands)	2018	2017
Third party	$3,224,171	$2,498,597
Related party	174,733	242,715
Total	$3,398,904	$2,741,312
Fee revenues: Fee revenues represent management and performance fees earned on third party and related party AUM. Fee revenues for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Fee revenues
	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Third party	$20,349	$18,771	19,661
Related party	2,150	3,329	5,309
Total	$22,499	$22,100	$24,970
Investment (loss) income from funds and sidecars: Investment (loss) income from funds and sidecars represents the Company’s proportional share of losses or income earned by the various AlphaCat funds and sidecars and BetaCat funds. Investment (loss) income from funds and sidecars for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Investment (loss) income from funds and sidecars (a)
	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Investment (loss) income from funds and sidecars	$(25,149)	20,579	$19,176

(a)	The investment income from the funds and sidecars is presented on an equity accounting basis.
Gross premiums written: Gross premiums written represent premiums written by AlphaCat Re on behalf of the AlphaCat funds and sidecars and direct third-party investors. Gross premiums written for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Gross Premiums Written
	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Gross premiums written	$312,819	$270,402	$176,126
Enterprise Risk Management
Risk Management Framework: The Company promotes sound risk management practices at all levels of the organization, and has implemented an Enterprise Risk Management (“ERM”) framework (the “Framework”) that is aligned with the Company’s culture and responds to the needs of the business. The Framework establishes, identifies, assesses, quantifies and manages risks and opportunities. The Framework is designed to:

•	Establish the principles by which the Company can evaluate the risk/reward trade-offs associated with key strategic and tactical decisions.

•	Establish a risk governance structure that, in respect of all activities related to ERM, operates with clearly defined roles and responsibilities.

•	Establish minimum requirements that must be met by each of the Company’s reportable segments.

•	Identify and assess all risks and causes of risks arising out of the Company’s strategic initiatives, internal processes and external environment.

•	Establish a set of responses to manage the Company’s risks within its stated risk appetite and risk tolerances.

•
Establish procedures through which near-miss and actual incidents, that either have the potential to impact or have impacted the Company, are reported and reviewed in order to inform the risk identification and assessment process.

Risk Governance: Our risk governance philosophy reflects the overall governance of the Company, with the segments given broad autonomy over the management of their businesses, while adhering to the overall strategy of the Company. Similarly, the Company’s reportable segments have broad operational latitude over their risk management functions while staying within the parameters set by the Company.
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
The significant quantitative measures include meeting minimum returns on capital and risk-adjusted capital over a full insurance industry cycle, managing the probability of break-even net income or better, meeting or exceeding budgeted net income over a calendar year, and managing the probability of losing specified percentages of shareholders’ equity in a calendar year. They also include probability thresholds in respect of maintaining a buffer above regulatory and rating agency capital levels.
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
Risk Ownership: The Company’s risk management philosophy is to entrust risk identification and control activities with the employees who have the responsibility for and expertise in the areas giving rise to each risk. This approach not only creates workflow efficiencies, it also promotes awareness of and accountability for risk at all levels of the Company. As such, primary risk ownership is assigned to the managers of functional areas. The risk identification and control activities are embedded in the job descriptions of risk owners and control operators and monitored by the GRMC.
Risk Assessment, Control and Mitigation: The Company performs a regular risk assessment process that considers the likelihood and impact of causes of risk, both before and after the existence of relevant controls. The approaches used to identify and update causes of risk include scenario building, incident and near-miss reporting and market intelligence. We have established controls to appropriately manage the likelihood and impact of risks, focused on those with the most significance and after considering the tolerance level established for each risk. We may also design new controls in response to the incident reporting process.
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
Model Validation Framework: The Company relies extensively on a wide range of models to support key decisions made across the business, and has implemented a Model Validation Framework to establish a uniform set of validation and governance standards that ensure the quality and reliability of key models across the Company.
Portfolio Optimization: The Company has developed a comprehensive and integrated Economic Capital Model (“ECM”) framework to facilitate the consistent assessment of risk, including risks classified as operational. This framework includes assessment at the individual operating company level, as well as across the Company. Using the ECM framework, the Company is able to assess the impact on risk appetite metrics of key strategic and tactical decisions as well as the risk/return trade-offs associated with these decisions, including growth strategy, new product launch, business mix and retrocession strategy, mergers and acquisitions, planning and budgeting, investment strategy and capital management.
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
Underwriting Risk Management
The Company’s underwriters manage risk by monitoring a number of qualitative and quantitative indicators. Our in-house pricing platform, VCAPS, provides reinsurance underwriters with a real-time view of the risk-adjusted profitability of each account. This tool allows our underwriters to examine the effects of contract terms and conditions as well as analyze the contribution of a contract to our overall risk capital and its impact on the projected incurred loss for one of our key stress scenarios. The Company’s insurance operations also use sophisticated pricing platforms including a suite of pricing models for the direct and facultative underwriting teams. These models include VCAPS and other proprietary models, including the use of proprietary and vendor-developed rating tools through the Western World Integrated Platform (“WWIP”), as well as models licensed from third parties. The Company believes that giving our underwriters the tools to make sound decisions is critical to our long-term success. To that end, we strive to create an environment that promotes close cooperation between our underwriting, catastrophe modeling, risk, claims, and actuarial functions.
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

Our underwriters have the responsibility to analyze all submissions and determine if the related potential exposures meet with both the Company’s risk profile line size and aggregate limitations, in line with the business plan. In order to ensure compliance, we run appropriate management information reports and subject all lines to regular audits.
All of the companies managed by AlphaCat Managers are subject to investment or underwriting guidelines. These guidelines are established in the offering documentation of each company managed by AlphaCat Managers. AlphaCat Managers manages investment portfolios in accordance with guidelines, which are subject to oversight by the respective company’s board of directors. AlphaCat Managers leverages the Company’s underwriting and analytical resources; however, all investment and underwriting decisions are ultimately made by AlphaCat Managers. When services are provided to AlphaCat Managers by the Company’s underwriting teams, the relevant underwriting risk management framework outlined in this section applies.
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
Commercial Vendor Models: The Company licenses major commercial vendor models, including RMS and AIR, to assess the adequacy of risk pricing and to monitor its overall exposure to risk in correlated geographic zones for various natural catastrophe perils. The vendor models provide information that enables the Company to aggregate exposures by correlated event loss scenarios, which are probability-weighted. This enables the generation of exceedance probability curves for the portfolio and major geographic areas. All models have their strengths and weaknesses; our internal research efforts target a greater understanding of, and if necessary, changes to frequency and severity for key peril-regions.
The Company also uses its quantitative expertise to improve the reliability of the vendor model outputs and expedite scientific review and operationalization of their findings to formulate its view of risk in the following areas:

•
Ceding companies may report insufficient data and many reinsurers may not be sufficiently critical in their analysis of this data. The Company generally scrutinizes data for anomalies that may indicate insufficient data quality. These circumstances are addressed by either declining the program or, if the variances are manageable, by modifying the model inputs and outputs, and ultimately, pricing to reflect insufficient data quality;

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
Proprietary Models: In addition to making frequency and severity adjustments to the vendor model outputs, the Company utilizes VCAPS to assist in pricing submissions and monitoring risk aggregation.
VCAPS uses the output of catastrophe models to generate a 100,000-year simulation set, which is used for both pricing and risk management. This approach allows more precise measurement and pricing of risk given the underlying exposures. The two primary benefits of this approach are:

•
VCAPS takes into account annual limits, event/franchise/annual aggregate deductibles, and reinstatement premiums. This functionality allows for more accurate evaluation of treaties with a broad range of features, including both common (reinstatement premium and annual limits) and complex features (second or third event coverage, aggregate excess of loss, attritional loss components, covers with varying attachment across different geographical zones or lines of businesses and covers with complicated structures); and

•
VCAPS’s use of 100,000-year simulations enables robust pricing of catastrophe-exposed business. This capability is possible in real-time operation because the Company has designed a computing hardware platform and software environment to accommodate the significant computing needs.

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
For further details on gross premiums written allocated by the territory of coverage exposure refer to Note 25 to the Consolidated Financial Statements, “Segment Information,” in Part II, Item 8.
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
Reinsurance Management
The Company enters into reinsurance and retrocession agreements in order to mitigate its accumulation of loss, reduce its liability on individual risks and enable it to underwrite policies with higher limits. The ceding of the (re)insurance risk does not legally discharge the Company from its primary liability for the full amount of the policies, and the Company is therefore required to pay the loss and bear collection risk relating to the possibility that the reinsurer or retrocessionaire fails to meet its obligations under the reinsurance or retrocession agreement.
Retrocession:  The Company monitors the opportunity to purchase retrocessional coverage for its reinsurance segment on a continual basis and employs the VCAPS modeling system to evaluate the effectiveness of risk mitigation and exposure management relative to the cost. This coverage may be purchased on an indemnity basis as well as on an index basis (e.g., industry loss warranties (“ILWs”)). The Company also considers and at times uses alternative retrocessional structures, including collateralized quota share facilities and other capital markets products (e.g. catastrophe bonds), where the pricing and terms are attractive.
When the Company buys retrocessional coverage on an indemnity basis, payment is for an agreed upon portion of the losses actually suffered. In contrast, when the Company buys an ILW cover, which is a reinsurance contract in which the payout is dependent on both the insured loss of the policy purchaser and a measure of the industry-wide loss, payment is made only if both the Company and the industry suffer a loss, as reported by one of a number of independent agencies, in excess of specified threshold amounts. With an ILW, the Company bears the risk of suffering a loss while receiving no payment under the ILW if the industry loss was less than the specified threshold amount.
Ceded Reinsurance: In the Insurance segment, the reinsurance program is reviewed by the reinsurance purchasing team on an on-going basis in line with the main business planning process. This process incorporates advice and analytical work from our brokers, actuarial and capital modeling teams.
The review and any subsequent modification to the program is based upon the following:

•	budgeted underwriting activity for the coming year;

•	loss experience from prior years;

•	loss information from the coming year’s individual capital assessment calculations;

•	expected changes to risk limits and aggregation limits and any other changes to the Company’s risk tolerance;

•	scenario planning;

•	changes to capital requirements; and

•	RDSs prescribed by Lloyd’s.
The Company purchases reinsurance on both a losses occurring basis as well as excess of loss coverage on risk attaching basis where the timing of the loss event is less easily verified or where such cover is available. The Company utilizes reinsurance to reduce earnings volatility, to protect capital and to limit its exposure to risk concentration.

The type, quantity and cost of cover of the proposed reinsurance program is reviewed by the Global Head of Insurance, and ultimately authorized by the respective boards of each operating entity. Slips are developed prior to inception to ensure that optimum cover is achieved. After purchase, cover notes are reviewed by the relevant class underwriters and presentations are made to all underwriting staff to ensure they are aware of the boundaries of the cover.
Distribution
Although we conduct some business on a direct basis with our treaty and facultative reinsurance clients, most of our business is derived through (re)insurance intermediaries (“brokers”), who access business from clients and coverholders. We are able to attract business through our recognized lead capability in most classes we underwrite, particularly in classes where such lead capability is rare.
Currently, our largest broker relationships, as measured by gross premiums written, are with Marsh & McLennan Companies, Inc., Aon Benfield Group Ltd. and Willis Towers Watson plc. The following table sets forth the Company’s gross premiums written by broker:

	Gross Premiums Written
	Year Ended December 31, 2017
(Dollars in thousands)	Reinsurance Segment	Insurance Segment	Asset Management Segment	Eliminations	Total	% of Total
Name of Broker
Marsh & McLennan Companies, Inc.	$462,816	$157,862	$110,546	$(4,049)	$727,175	24.6%
Aon Benfield Group Ltd.	297,581	98,361	86,509	—	482,451	16.3%
Willis Towers Watson plc	176,738	94,525	86,169	—	357,432	12.1%
Sub-total	937,135	350,748	283,224	(4,049)	1,567,058	53.0%
All Others/Direct	258,072	1,102,385	29,595	(6,172)	1,383,880	47.0%
Total	$1,195,207	$1,453,133	$312,819	$(10,221)	$2,950,938	100.0%
Reserve for Losses and Loss Expenses
For (re)insurance companies, a significant judgment made by management is the estimation of the reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated incurred liability for both reported and unreported claims.
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

Our Chief Investment Officer and Chief Financial Officer oversee our investment strategy and have established the Company's Investment Policy Statement ("IPS") which is approved by our Finance Committee and Board of Directors. The IPS provides a framework for the management and oversight of the Company’s managed investment portfolio (“managed investments”), which excludes investments held in support of consolidated AlphaCat variable interest entities (“VIEs”) (“non-managed investments”) that are invested in accordance with the offering documentation of each company managed by AlphaCat Managers. The purpose of the IPS is to:

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
The IPS is updated annually or as otherwise appropriate to reflect changes to the Company, the economy, the investment environment, the regulatory environment or other factors.
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
Our claims departments are responsible for the investigation, evaluation and, if validated, efficient payment of claims. We maintain claims handling guidelines and reporting and control procedures across all of our claims departments. Our primary objective is to ensure that each claim is evaluated, processed and appropriately documented in a timely and efficient manner and that information relevant to the management of the claim is retained.
For business written in the Lloyd’s market, claims handling and case reserves are established in accordance with the applicable Lloyd’s Claims Scheme and Lloyd’s Claims Management Principles and Minimum Standards.
Competition
The (re)insurance industries are highly competitive. We compete with major U.S., Bermuda, European and other international (re)insurers and certain underwriting syndicates and insurers. We encounter competition in all of our classes of business but there is less competition in those of our lines where we are a specialist underwriter. The Company competes with (re)insurance providers such as:

•
Alleghany Corporation, Arch Capital Group, Limited, Argo Group International Holdings, Ltd., Aspen Insurance Holdings Limited, AXIS Capital Holdings Limited, Everest Re Group Ltd., RenaissanceRe Holdings Ltd., XL Group Ltd. and others in the reinsurance market;

•	MS Amlin plc, Beazley plc, Brit plc, Hiscox Ltd. and others in the Lloyd’s market;

•
Scottsdale Insurance Company, Burlington Insurance Company, Nautilus Insurance Company, Essex Insurance Company, Penn-America Group, Inc., Colony Specialty Insurance Company, RSUI Group, Inc., and others in the U.S. excess and surplus market;

•	Asset managers and reinsurers who provide collateralized reinsurance and retrocessional coverage;

•	Treaty and direct insurers, in the London and global markets, that compete with Lloyd’s on a worldwide basis;

•	Various capital markets participants who access (re)insurance business in securitized form, including through special purpose entities or derivative transactions; and

•	Government-sponsored insurers and reinsurers.
Competition varies depending on the type of business being (re)insured and whether the Company is in a leading or following position. Competition in the types of business that the Company underwrites is based on many factors, including:

•	premiums charged and other terms and conditions offered;

•	services provided;

•	financial ratings assigned by independent rating agencies;

•	speed of claims payment;

•	reputation;

•	perceived financial strength; and

•	the experience of the underwriter in the line of (re)insurance written.
Increased competition could result in fewer submissions, lower premium rates, lower share of allocated cover, and less favorable policy terms, all of which could adversely impact the Company’s growth and profitability. Capital market participants have created alternative products such as catastrophe bonds that are intended to compete with reinsurance products. The Company is unable to predict the extent to which these new, proposed or potential initiatives may affect the demand for products or the risks that may be available to be underwritten.
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
The Company has five Bermuda based insurance subsidiaries: Validus Re, a Class 4 insurer; Validus Re Swiss (Bermuda Branch), a Class 4 insurer; IPCRe Limited, a Class 3A insurer; AlphaCat Re, a Class 3 insurer; and Mont Fort Re Ltd., a Class 3 insurer. The Company also has two Bermuda-based insurance subsidiaries, AlphaCat Re 2011, Ltd. and AlphaCat Re 2012, Ltd., each licensed as a Special Purpose Insurer (“SPI”) under the Insurance Act and one licensed insurance manager, AlphaCat Managers. The summary below is limited to Class 3, 3A and 4 insurers and insurance groups.
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
The statutory financial return for Class 3A and 4 insurers includes the statutory financial statements which are comprised of the GAAP Financial Statements referred to below subject to application of certain prudential filters contained in the Insurance Account Rules 2016, and among other items, an auditor’s report and an insurer information sheet. Class 3, 3A, and 4 insurers are also required to submit a declaration of compliance to the BMA together with the statutory financial statements. In addition, Class 3A and 4 insurers are required to file a capital and solvency return in respect of their general business which include, amongst other items, the regulatory risk based capital model, the opinion of the loss reserve specialist, commercial insurer solvency self-assessment, catastrophe risk return, reconciliation of net loss reserves or schedule of loss triangles and an eligible capital and operational risk assessment.
GAAP Financial Statements: Class 3A and 4 insurers must prepare and submit, on an annual basis, audited financial statements, including notes, prepared under International Financial Reporting Standards or any other BMA acceptable GAAP standard (“GAAP Financial Statements”). The GAAP Financial Statements must be audited annually by the insurer’s approved auditor who must prepare an auditor’s report in accordance with generally accepted auditing standards. The insurer is required to file with the BMA annually the audited GAAP Financial Statements within four months from the end of the relevant financial year (unless specifically extended) which are published by the BMA on its website.
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
Minimum Liquidity Ratio: The Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, investment income due and accrued, accounts and premiums receivable, insurance and reinsurance balances receivable and funds held by ceding reinsurers. Relevant liabilities include, but are not limited to, general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities, letters of credit and guarantees.
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
Group Supervision: The BMA may, in respect of an insurance group, determine whether it is appropriate for it to be the group supervisor of that group. For purposes of the Insurance Act, an insurance group is defined as a group of companies that conducts insurance business. Where the BMA determines that it is the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the “designated insurer” in respect of that insurance group and it shall give written notice to the designated insurer and other competent authorities that it is the group supervisor. The BMA is the group supervisor of the Validus Holdings Group and has designated Validus Re as the “designated insurer” of the group. The designated insurer is required to ensure that the Validus Holdings Group complies with the provisions of the Insurance Act pertaining to groups comprising primarily the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011 and Insurance (Group Supervision) Rules 2011 (together, “Group Rules”).
Group Annual Requirements: Every insurance group is required to submit to the BMA (i) consolidated audited financial statements prepared under International Financial Reporting Standards or any GAAP recognized by the BMA, (ii) an annual group statutory financial return and (iii) a group capital and solvency return including the annual group actuarial opinion. The designated insurer is required to ensure that the group appoints an actuary approved by the BMA to provide an opinion on the insurance group’s insurance technical provisions in accordance with the Group Rules. In addition to the annual filings every insurance group is required to prepare and file quarterly financial returns for the first, second and third financial quarters. The quarterly financial return comprises unaudited consolidated group financial statements, a schedule of material intra-group exposures and risk concentrations.
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
Eligible Capital: To enable the BMA to assess the quality of an insurer’s capital resources, Class 3A and 4 insurers and insurance groups must maintain available statutory capital and surplus in accordance with a ‘3 tiered capital regime’. All capital instruments are classified as either basic or ancillary capital which in turn are classified into one of three tiers (Tiers 1, 2 and 3) based on their loss absorbency and other characteristics (“Tiered Capital Requirements”). Eligibility limits are then applied to each tier in determining the amounts eligible to cover regulatory capital requirement levels. The highest capital is classified as Tier 1 Capital; lesser quality capital is classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to satisfy the Class 3A and 4 insurers’ MSM and ECR requirements and Group’s MSM and Group’s ECR requirements.
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
Shareholder Controller and other Notifications: Under the Insurance Act each shareholder or prospective shareholder will be responsible for notifying the BMA in writing if the shareholder becomes a controller, directly or indirectly, of 10%, 20%, 33% or 50% of the Company (“Shareholder Controller”) or any of its insurance subsidiaries. Such notification must be made within 45 days of the acquisition in respect of the Company or Validus Re, and either in advance or no later than 45 days after the acquisition, in respect of the Company’s other insurance subsidiaries depending upon the insurer to which the notification relates.
In addition, where a Shareholder Controller reduces its shareholding to or past such noted shareholding thresholds in any of the Company’s Class 3A or Class 4 insurance subsidiaries, such Shareholder Controller must notify the BMA either in advance or no later than 45 days after the reduction or disposal depending upon the insurer to which the notification relates. The BMA may serve a notice of objection on any controller of the Company’s Bermuda insurance subsidiaries if it appears to the BMA that the person is not or is no longer a fit and proper person to be such a controller.
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
Material Change Notifications: All insurers are required to give 30 days’ notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. Designated insurers are also required to give notice to the BMA if any member of its group intends to give effect to certain material changes within 30 days of such material change taking effect. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business that is part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act; (ii) the amalgamation with or acquisition of another firm; (iii) engaging in unrelated business that is retail business; (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer; (v) outsourcing all or substantially all of an insurer’s actuarial, risk management and internal audit functions; (vi) outsourcing all or a material part of an insurer’s underwriting activity; (vii) the transfer, other than by way of reinsurance, of all or substantially all of a line of business; (viii) the expansion into a material new line of business; and (ix) the sale of an insurer.
United States
General: Western World’s operating subsidiaries are domiciled in the state of New Hampshire. WWIC operates as a surplus lines insurer in all U.S. jurisdictions other than New Hampshire. Tudor is licensed as a domestic surplus lines insurer in New Hampshire and is authorized to conduct business as a surplus lines insurer in all other U.S. jurisdictions. Stratford operates as an admitted insurer in 50 U.S. jurisdictions. Talbot operates within the Lloyd’s insurance market through the Talbot Syndicate, and Lloyd’s operations are subject to regulation in the United States in addition to being regulated in the United Kingdom, as discussed further below. The Lloyd’s market is licensed to engage in insurance business in Illinois, Kentucky and the U.S. Virgin Islands and operates as an eligible excess and surplus lines insurer in all states and territories except Kentucky and the U.S. Virgin Islands. Validus Reaseguros, Inc. and Validus Specialty are licensed reinsurance intermediaries in Florida and New York, respectively. Validus Re America (New Jersey) Inc. is a licensed reinsurance intermediary in New Jersey and New York.
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
Enterprise Risk: The NAIC has increased its focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. “Enterprise risk” is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. As noted above, the NAIC adopted amendments to its Model Insurance Holding Company System Regulatory Act and Regulation, which include, among other amendments, a requirement for the ultimate controlling person to file an enterprise risk report. In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. If and when the ORSA Model Act is adopted by a particular state, the ORSA Model Act would impose more extensive filing requirements on parents and other affiliates of domestic insurers.
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
SAP established by the NAIC and adopted, in part, by the New Hampshire insurance regulator, determine, among other things, the amount of statutory surplus and statutory net income of Western World’s operating subsidiaries and thus determine, in part, the amount of funds they have available to pay dividends.
Restrictions on Dividends and Distributions: The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company’s state of domicile. Generally, such laws limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are “extraordinary” and are subject to prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. Refer to Note 26 to the Consolidated Financial Statements, “Statutory and regulatory requirements,” in Part II, Item 8.
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
Western World’s operating subsidiaries’ surplus (as calculated for statutory purposes) is above the risk-based capital thresholds that would require either company or regulatory action.
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
Federal Regulation: Although state regulation is the dominant form of regulation for insurance business, the U.S. federal government in recent years has shown some concern over the adequacy of state regulation. It is not possible to predict the future impact of any potential federal regulations or other possible laws or regulations on our U.S. based subsidiaries’ capital and operations, and such laws or regulations could materially adversely affect their business. In addition, a number of federal laws affect and apply to the insurance industry, including various privacy laws and the economic and trade sanctions implemented by the Office of Foreign Assets Control (“OFAC”). OFAC maintains and enforces economic sanctions against certain foreign countries and groups and prohibits U.S. persons from engaging in certain transactions with certain persons or entities. OFAC has imposed civil penalties on persons, including insurance companies, arising from violations of its economic sanctions program.
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
In December 2014, Validus Re established a MBRT to collateralize its (re)insurance liabilities associated with and for the benefit of U.S. domiciled cedants, and was approved as a trusteed reinsurer in the State of New Jersey. As a result, cedants domiciled in that state will receive automatic credit in their regulatory filings for the reinsurance provided prospectively by the Company. Following the approval by the State of New Jersey, the Company submitted applications in most other U.S. states and territories, respectively, to become a trusteed reinsurer. As of December 31, 2017, Validus Re was approved as a trusteed reinsurer in 48 states as well as Puerto Rico and the District of Columbia. In addition, Validus Re Swiss established a MBRT in December 2015 and was approved as a trusteed reinsurer in 47 states as well as Puerto Rico and the District of Columbia as of December 31, 2017. It is our intention over time to transition U.S. domiciled cedants with outstanding letters of credit to the MBRT and therefore reduce our reliance on letters of credit. Through Lloyd’s, the Talbot Syndicate is also an accredited reinsurer in all states and territories of the United States. Lloyd’s maintains various trust funds in the state of New York to protect its U.S. business and is therefore subject to regulation by the New York Department of Financial Services, which acts as the domiciliary department for Lloyd’s U.S. trust funds. There are deposit trust funds in other states to support Lloyd’s reinsurance and excess and surplus lines insurance business.
As a result of the requirements relating to the provision of credit for reinsurance, our reinsurance companies are indirectly subject to certain regulatory requirements imposed by jurisdictions in which ceding companies are approved as trusteed reinsurers. In addition, the (re)insurance regulatory framework of Bermuda and the insurance of U.S. risk by companies based in Bermuda and not licensed or authorized in the United States recently has become the subject of increased scrutiny in many jurisdictions, including the United States. We are not able to predict the future impact of changes in the laws and regulation to which we are or may become subject on the Company’s financial condition or results of operations.
Tax Regulations: Talbot is subject to a Closing Agreement between Lloyd’s and the U.S. Internal Revenue Service pursuant to which Talbot is subject to U.S. federal income tax to the extent its income is attributable to U.S. agents who have authority to bind business on behalf of the Talbot Syndicate. Specifically, U.S. federal income tax is imposed on its income attributable to U.S. binding authorities.
Other Regulations: AlphaCat Managers is a licensed insurance manager and is registered as an investment adviser with the U.S. Securities and Exchange Commission under the U.S. Investment Advisers Act of 1940, as amended. AlphaCat Managers is also registered as a “commodity pool operator” with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association.
United Kingdom
U.K. regulation of insurance is provided for by the Financial Services and Markets Act 2000 and operated, following the Financial Services Act 2012, by two focused regulators; the Financial Conduct Authority (“FCA”) and the Prudential Regulation Authority (“PRA”). The Bank of England and Financial Services Act 2016 strengthens this regulation.
The FCA’s stated purpose is to “make financial markets work well so that consumers get a fair deal.” Its goals are protecting consumers, enhancing market integrity and promoting competition.
The PRA sets prudential regulation rules to require financial firms to hold sufficient capital and to have adequate risk controls in place. Close supervision of firms ensures that the PRA has a comprehensive overview of their activities so that it can step in if they are not being run in a safe and sound way or if they are not protecting policyholders adequately.
In relation to insurance, the FCA and PRA both regulate insurers, insurance intermediaries and Lloyd’s itself. The FCA, PRA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated.

Talbot’s underwriting activities are therefore regulated by both the FCA and PRA as well as being subject to the Lloyd’s franchise rules and minimum standards. All three have powers to remove their respective authorization for Talbot to manage Lloyd’s syndicates. Lloyd’s also approves the Talbot Syndicate’s business plan annually as well as any subsequent material changes, together with the amount of capital (known as Funds at Lloyd’s or “FAL”) required to support that plan. Lloyd’s may require changes to any business plan presented to it or additional FAL to be provided to support the underwriting.
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
The Company operates a number of approved Lloyd’s coverholders which provide business to the Talbot Syndicate. These are Talbot Underwriting Risk Services, Ltd. (London), Validus Specialty, Talbot Underwriting (MENA) Ltd. (Dubai), Validus Reaseguros, Inc. (Miami), Talbot Underwriting (LATAM) S.A. (Chile) and Talbot Risk Services Pte. Ltd. (Singapore and Australia).
Switzerland
Our Swiss reinsurance subsidiary, Validus Re Swiss, is a company limited by shares and headquartered in Zurich, Switzerland. Validus Re Swiss maintains a branch office in Bermuda, Validus Re Swiss (Bermuda Branch), a Class 4 insurer.
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
Annual Reporting and Disclosure: Validus Re Swiss is required to prepare an annual report at the end of each financial year on the solvency margins available as well as the calculation of target capital and on risk bearing capital. Validus Re Swiss also files a corporate report incorporating audited financial statements prepared in accordance with Swiss law and a supervisory report in the prescribed format.
In addition, the following regulatory reporting requirements exist for Validus Re Swiss:
Own Risk and Solvency Assessment (“ORSA”): The requirements provide that Swiss domiciled reinsurance companies must maintain a risk management framework and ORSA process which is defined in an internal “ORSA policy.” The ORSA policy must outline all the processes and procedures undertaken to identify, evaluate, monitor and manage risks during the course of business as well as the processes and procedures performed to determine capital adequacy. The ORSA process is required to be performed on a yearly basis and an ORSA report has to be submitted to FINMA no later than January 31 of each year.
Public Disclosure: The legislation requires Swiss domiciled reinsurance companies to publish a report on their financial situation. The report needs to be submitted to FINMA and made accessible to the public by April 30 of each year. It requires companies to provide details on their business activities, company results, corporate governance and risk management, risk profile, the valuation basis for assets and liabilities, capital and solvency.

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
Employment Practices
The following table details our personnel by geographic location as at December 31, 2017:

Country	Number of employees	%
United States	695	55.0%
United Kingdom	324	25.6%
Bermuda	137	10.8%
Canada	37	2.9%
Singapore	37	2.9%
United Arab Emirates	11	0.9%
Chile	9	0.7%
Switzerland	7	0.6%
Australia	7	0.6%
Total	1,264	100.0%
We believe our relations with our employees are excellent.
Executive Officers of the Company
The following table provides information regarding our executive officers and key employees as of February 28, 2018:

Name	Age	Position
Edward J. Noonan	59	Chairman of the Board of Directors and Chief Executive Officer of the Validus Group
Jeffrey D. Sangster	45	Executive Vice President and Chief Financial Officer
Peter Bilsby	48	Global Head of Insurance and Chief Executive Officer of the Talbot Group
Patrick Boisvert	44	Executive Vice President and Chief Accounting Officer
Kean D. Driscoll	44	Global Head of Reinsurance, President of Validus Holdings and Chief Executive Officer of Validus Reinsurance, Ltd.
John J. Hendrickson	57	Director of Strategy, Risk Management and Corporate Development
Andrew E. Kudera	58	Executive Vice President and Chief Actuary
Robert F. Kuzloski	54	Executive Vice President and General Counsel
Michael R. Moore	48	Executive Vice President and Chief Operating Officer
Jonathan P. Ritz	50	President of Western World Insurance Group, Inc. and Chief Executive Officer of Validus Specialty
Romel Salam	51	Executive Vice President and Chief Risk Officer
Lixin Zeng	49	Global Head of Asset Management and Chief Executive Officer of AlphaCat Managers Ltd.
Edward J. Noonan has been Chairman of our Board and the Chief Executive Officer of the Validus Group since its formation. Mr. Noonan has over 30 years of experience in the (re)insurance industry, serving most recently as the acting Chief Executive Officer of United America Indemnity Ltd. from February 2005 through October 2005 and as a member of the Board of Directors from December 2003 to May 2007. Mr. Noonan served as President and Chief Executive Officer of American Re-Insurance Company from 1997 to 2002, having joined American Re in 1983. Mr. Noonan also served as Chairman of Inter-Ocean Reinsurance Holdings of Hamilton, Bermuda from 1997 to 2002. Prior to joining American Re, Mr. Noonan worked at Swiss Reinsurance from 1979 to 1983. Mr. Noonan received a B.S. in Finance from St. John’s University in 1979. Mr. Noonan is also a director of Central Mutual Insurance Company and All American Insurance Company, both of which are property and casualty companies based in Ohio.
Jeffrey D. Sangster has served as Executive Vice President and Chief Financial Officer of the Company since February 2013. Mr. Sangster joined the Company in October 2006 and has served in various finance positions during that time, including Chief Accounting Officer and Chief Financial Officer of Validus Reinsurance, Ltd. Mr. Sangster has 20 years of experience in the reinsurance industry and was previously with Endurance, Centre Group and Ernst & Young. Mr. Sangster is Chartered Accountant and a member of the Chartered Professional Accountants of Bermuda and the Chartered Professional Accountants of Manitoba.

Peter Bilsby currently serves as Global Head of Insurance and Chief Executive Officer of the Talbot Group. Prior to this, Mr. Bilsby served as Managing Director of Talbot. Mr. Bilsby joined Talbot as Head of Global Aerospace from XL London Market Ltd. in September 2009 and served as Director of Underwriting until his appointment as Managing Director in November 2013. Peter Bilsby has almost 30 years’ experience in the insurance market.
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
Kean D. Driscoll is the Global Head of Reinsurance, President of Validus Holdings, Ltd. and Chief Executive Officer of Validus Reinsurance, Ltd. He was a founding member of the Company, and previously served as Chief Underwriting Officer. Mr. Driscoll has over 20 years of experience as a reinsurance underwriter, and was previously with Quanta Re, and Zurich Re N.A. (Converium). Mr. Driscoll holds a B.A. in Literature from Colgate University and an M.B.A. from Columbia University, where he graduated with Honors.
John J. Hendrickson has been a director of the Company since its formation. In February 2013, Mr. Hendrickson joined Validus Group as Director of Strategy, Risk Management and Corporate Development. Prior to this, Mr. Hendrickson was the Founder and Managing Partner of SFRi LLC, an independent investment and advisory firm specializing in the insurance industry. From 1995 to 2004, Mr. Hendrickson held various positions with Swiss Re, including as Member of the Executive Board, Head of Capital Partners (Swiss Re’s Merchant Banking Division) and Managing Partner of Securitas Capital. From 1985 to 1995, Mr. Hendrickson was with Smith Barney, the U.S. investment banking firm. Mr. Hendrickson has also served as a director of (re)insurance companies, including serving as audit committee chair.
Andrew E. Kudera has served as Chief Actuary of the Company since January 2010. Previously, Mr. Kudera operated an independent actuarial consulting firm which served as corporate actuary and loss reserve specialist for Validus Reinsurance, Ltd. from its inception through to the end of 2008. Prior to establishing his own consulting firm, Mr. Kudera was the Chief Reserving Actuary for Endurance Specialty Holdings Ltd., a large international (re)insurance company. Mr. Kudera has over 35 years of actuarial and financial management experience in the insurance industry in both company and consulting capacities. Mr. Kudera is a Fellow of the Casualty Actuarial Society, a Member of the American Academy of Actuaries, an Associate of the Society of Actuaries, a Fellow of the Canadian Institute of Actuaries and a Fellow of the Institute of Actuaries.
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
Michael R. Moore serves as Executive Vice President and Group Chief Operating Officer of the Company, a position he has held since May 2016, having previously held the position of Chief Accounting Officer since June 2013. Mr. Moore has over 20 years of experience, including 18 years in the (re)insurance industry. Prior to joining Validus, Mr. Moore served as a Senior Vice President, Corporate Operations at Axis Capital, Chief Accounting Officer at Endurance Specialty Holdings Ltd. and as a Senior Manager with Ernst & Young. Mr. Moore received a Bachelor of Commerce, with distinction, from the University of Alberta in 1993 and he is a Chartered Accountant and member of the Chartered Professional Accountants of Bermuda and Chartered Professional Accountants of Canada.
Jonathan P. Ritz serves as President of Western World Insurance Group, Inc. and Chief Executive Officer of Validus Specialty, having previously held the position of Chief Operating Officer since October 2010. Mr. Ritz has over 20 years of experience in the (re)insurance and brokerage industries. Most recently, Mr. Ritz served as Chief Operating Officer of IFG Companies-Burlington Insurance Group. Prior to IFG, Mr. Ritz served as Chief Operating Officer of the specialty lines division of ICAT Holdings LLC. From 2007 to 2008, Mr. Ritz was a Managing Director at Guy Carpenter and from 1997 to 2007 he held various positions with United America Insurance Group including Chief Operating Officer and Senior Vice President of ceded reinsurance.
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

Lixin Zeng, Ph.D., CFA serves as Global Head of Asset Management and Chief Executive Officer of AlphaCat Managers Ltd. and has played a key role in the Manager since its formation in 2008. Prior to this role, he was Executive Risk Officer of Validus Reinsurance Ltd, responsible for developing and executing the catastrophe risk strategy of the entire Validus Group. Dr. Zeng was one of the original employees at the founding of Validus in 2005. His prior positions include: Chief Catastrophe Risk Officer at the ACE Group from 2004 to 2005, Head of Development at Willis Re Inc from 2001 to 2004, Analyst at EW Blanch Co. from 1998 to 2001 and Research Scientist at Arkwright Mutual Insurance Co from 1996 to 1998. Mr. Zeng has expertise in insurance portfolio optimization and risk management and has published multiple articles in professional journals on related topics. He has a Ph.D. in atmospheric sciences from the University of Washington where he graduated in 1996. He received a B.S. in Meteorology from Beijing University, graduating in 1990 and is a CFA charterholder.
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
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance or reinsurance contracts that are affected by the changes. For example, a (re)insurance contract might limit the amount that can be recovered as a result of flooding. However, if the flood damage was caused by an event that also caused extensive wind damage, the quantification of the two types of damage is often a matter of judgment. Similarly, one geographic zone could be affected by more than one catastrophic event. In this case, the amount recoverable from a (re)insurer may in part be determined by the judgmental allocation of damage between the events. Given the magnitude of the amounts at stake, these types of issues occasionally necessitate judicial resolution. In addition, our actual losses may vary materially from our current estimate of the loss based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. As a result, the full extent of liability under a (re)insurance contract may not be known for many years after such contract is issued and a loss occurs. Our exposure to this uncertainty is greater in our specialty - other lines which are typically longer tail.
As a property and casualty (re)insurer, we could face losses from war, terrorism and political unrest.
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
Stratford, a subsidiary of the Company, currently participates in the Federal MPCI program sponsored by the Risk Management Agency of the U.S. Department of Agriculture (the "RMA"). The U.S. Farm Bill was signed into law February 2014, which fixes the terms of the Federal MPCI program and is subject to change by the U.S. Congress at any time. Stratford's agriculture insurance premiums, which are primarily driven by the Federal MPCI program, represent a large portion of the Company’s business, totaling $232.5 million, or 18.5% of the total net premiums earned in the Insurance segment during the year ended December 31, 2017.
The RMA periodically reviews and proposes changes to the Standard Reinsurance Agreement (“SRA”) used in connection with the Federal MPCI program and such changes to the SRA could adversely affect the financial results of crop insurers such as Stratford.
We depend on ratings from third party rating agencies. Our financial strength rating could be revised downward, which could affect our standing among brokers and customers, cause our premiums and earnings to decrease and limit our ability to pay dividends on our common shares.
Third-party rating agencies assess and rate the financial strength of (re)insurers based upon criteria established by the rating agencies, which criteria are subject to change. The financial strength ratings assigned by rating agencies to (re)insurance companies represent independent opinions of financial strength and ability to meet policyholder obligations and are not directed toward the protection of investors. Ratings have become an increasingly important factor in establishing the competitive position of (re)insurance companies. Insurers and intermediaries use these ratings as one measure by which to assess the financial strength and quality of insurers and reinsurers. These ratings are often a key factor in the decision by an insured or intermediary of whether to place business with a particular insurance or reinsurance provider. These ratings are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our common shares.
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
The substantial majority of reinsurance contracts issued through reinsurance brokers contain provisions permitting the ceding company to cancel such contracts in the event of a downgrade of the reinsurer by A.M. Best below “A-” (Excellent). We cannot predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect any such cancellations would have on our financial condition or future operations, but such effect could be material and adverse. Consequently, substantially all of the Reinsurance segment’s business could be affected by a downgrade of our reinsurance subsidiaries’ A.M. Best ratings below “A-”.
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
We manage exposure to catastrophic losses by analyzing the probability and severity of the occurrence of catastrophic events and the impact of such events on our overall (re)insurance and investment portfolio. We use various tools to analyze and manage the reinsurance exposures assumed from insureds and ceding companies and risks from a catastrophic event that could have an adverse effect on our investment portfolio. VCAPS, our proprietary risk modeling software, enables us to assess the adequacy of reinsurance risk pricing and to monitor the overall exposure to (re)insurance risk in correlated geographic zones. There can be no assurance that the models and assumptions used by the software will accurately predict losses. Further, there can be no assurance that the models are free of defects in the modeling logic or in the software code. In addition, we have not sought copyright or other legal protection for VCAPS.

In addition, much of the information that we enter into the risk modeling software is based on third-party data that may not be reliable, as well as estimates and assumptions that are dependent on many variables, such as assumptions about building material and labor demand surge, storm surge, the expenses of settling claims, insurance-to-value and storm intensity. Accordingly, if the estimates and assumptions that are entered into the proprietary risk model are incorrect, or if the proprietary risk model proves to be an inaccurate forecasting tool, the losses we might incur from an actual catastrophe could be materially higher than the expectation of losses generated from modeled catastrophe scenarios, and our financial condition and results of operations could be adversely affected.
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
The (re)insurance business is historically cyclical and we expect to experience periods with excess underwriting capacity and unfavorable premium rates and policy terms and conditions, which could materially adversely affect our financial condition and results of operations.
The (re)insurance industry has historically been cyclical. (Re)insurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of underwriting capacity, underwriting results of primary insurers, general economic conditions and other factors. The supply of (re)insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate, including in response to changes in rates of return on investments being earned in the reinsurance industry.
The (re)insurance pricing cycle has historically been a market phenomenon, driven by supply and demand rather than by the actual cost of coverage. The upward phase of a cycle is often triggered when a major event forces (re)insurers to make large claim payments, thereby drawing down capital. This, combined with increased demand for insurance against the risk associated with the event, pushes prices upwards. Over time (re)insurers’ capital is replenished with the higher revenues. At the same time, new entrants flock to the industry seeking a part of the profitable business. This combination prompts a slide in prices—the downward cycle—until a major insured event potentially restarts the upward phase. As a result, the (re)insurance business has been characterized by periods of intense competition on price and policy terms due to excessive underwriting capacity, which is the percentage of surplus or the dollar amount of exposure that a reinsurer is willing to place at risk, as well as periods when shortages of capacity result in favorable premium rates and policy terms and conditions.
Premium levels may be adversely affected by a number of factors which fluctuate and may contribute to price declines generally in the reinsurance industry. For example, as premium levels for many products increased subsequent to the significant natural catastrophes of 2004 and 2005, the supply of reinsurance increased, either as a result of capital provided by new entrants or by the commitment of additional capital by existing reinsurers. Increases in the supply of (re)insurance may have consequences for the reinsurance industry generally and for us including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions. As a consequence, the Company will experience greater competition on most (re)insurance lines. This could adversely affect the rates we receive for our (re)insurance and our gross premiums written. The (re)insurance industry is currently experiencing a soft market whereby premiums tend to be lower, capacity is higher and competition increases.
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
The (re)insurance industries are highly competitive. We face intense competition, based upon (among other things) global capacity, product breadth, reputation and experience with respect to particular lines of business, relationships with (re)insurance intermediaries, quality of service, capital and perceived financial strength (including independent rating agencies’ ratings), innovation and price. We compete with major global (re)insurance companies and underwriting syndicates, many of which have extensive experience in (re)insurance and may have greater financial, marketing and employee resources available to them than us. Other financial institutions, such as banks and hedge funds, now offer products and services similar to our products and services through alternative capital markets products that are structured to provide protections similar to those provided by reinsurers. These products, such as catastrophe-linked bonds, compete with our products. In the future, underwriting capacity will continue to enter the market from these identified competitors and perhaps other sources. Increased competition could result in fewer submissions and lower rates, which could have a material adverse effect on our growth and profitability. If we are unable to compete effectively against these competitors, we may not be able to retain market share and this could adversely affect our financial condition and results of operations.
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
To the extent we determine that actual losses and loss expenses from events which have occurred exceed our expectations and the loss reserves reflected in our financial statements, we will be required to reflect these changes in the current reporting period. This could cause a sudden and material increase in our liabilities and a reduction in our profitability, including operating losses and reduction of capital, which could materially restrict our ability to write new business and adversely affect our financial condition and results of operations and potentially our A.M. Best rating.
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
The operating location of our head office and our primary reinsurance subsidiary may be an impediment to attracting and retaining experienced personnel. Under Bermuda law, non-Bermudians (other than spouses of Bermudians or permanent resident certificate holders) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon demonstrating that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate) is available who meets the minimum standards reasonably required by the employer. A work permit is issued with an expiry date (up to ten years for senior executives) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If work permits are not obtained, or are not renewed, for our principal employees, we would lose their services, which could materially affect our business. Work permits are currently required for 44 of our Bermuda employees, the majority of whom have obtained three- or five-year work permits.

Certain of our directors and officers may have conflicts of interest with us.
Entities affiliated with some of our directors have sponsored or invested in, and may in the future sponsor or invest in, other entities engaged in or intending to engage in (re)insurance underwriting, some of which compete with us. They have also entered into, or may in the future enter into, agreements with companies that compete with us.
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
In addition, for certain of our subsidiaries as an alien insurer and reinsurer (not licensed in the U.S.), we are required to post collateral security with respect to any (re)insurance liabilities that we assume from insureds or ceding insurers domiciled in the U.S. in order for U.S. ceding companies to obtain full statutory and regulatory credit for our reinsurance. Other jurisdictions may have similar collateral requirements. Under applicable statutory provisions, these security arrangements may be in the form of letters of credit, insurance or reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. We intend to satisfy such statutory requirements by maintaining the trust fund requirements for the Talbot Syndicate’s underwriting at Lloyd’s and by providing Validus Re and Validus Re Swiss’ primary insurers letters of credit issued under our credit facilities or access to our multi-beneficiary trusts. To the extent that we are required to post additional security in the future, we may require additional letter of credit capacity and there can be no assurance that we will be able to obtain such additional capacity or arrange for other types of security on commercially acceptable terms or on terms as favorable as under our current letter of credit facilities. Our inability to provide collateral satisfying the statutory and regulatory guidelines applicable to insureds and primary insurers would have a material adverse effect on our ability to provide (re)insurance to third parties and negatively affect our financial position and results of operations.
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
Our operations, like those of other property and casualty (re)insurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of loss and loss expense are known. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and essentially result in our underpricing the risks we insure and reinsure. Our reserve for losses and loss expenses includes assumptions about future payments for settlement of claims and claims handling expenses, such as the value of replacing property and associated labor costs for the property business we write, the value of medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified, which may have a material adverse effect on our financial condition or results of operations.
Loss of business from one or more major brokers could adversely affect us.
We market our (re)insurance on a worldwide basis primarily through brokers, and we depend on a small number of brokers for a large portion of our revenues. For the year ended December 31, 2017, our business was primarily sourced from the following brokers: Marsh & McLennan Companies, Inc. 24.6%, Aon Benfield Group Ltd. 16.3%, and Willis Towers Watson plc 12.1%. These three brokers provided a total of 53.0% of our gross premiums written for the year ended December 31, 2017. Loss of all or a substantial portion of the business provided by one or more of these brokers could adversely affect our business.

We assume a degree of credit risk associated with substantially all of our brokers.
In accordance with industry practice, we frequently pay amounts owed on claims under our policies to brokers and the brokers, in turn, pay these amounts over to the insured and reassured that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we might remain liable to the insured or reassured for the deficiency notwithstanding the broker’s obligation to make such payment. Conversely, in certain jurisdictions, when the insured or reassured pays premiums for these policies to the (re)insurance brokers for payment to us, these premiums are considered to have been paid and the insured or reassured will no longer be liable to us for these premiums, whether or not we have actually received them. Consequently, we assume a degree of credit risk associated with substantially all of our brokers.
Our utilization of brokers, managing general agents and other third parties to support our business exposes us to operational and financial risks.
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
Our operating results depend in part on the performance of our investment portfolio, which currently consists largely of fixed maturity securities, as well as the ability of our investment managers to effectively implement our investment strategy. Our Chief Investment Officer and Chief Financial Officer oversee our investment strategy and have established the Company's IPS which provides the framework for the management and oversight of the Company’s investment portfolio and is approved by our Finance Committee and Board of Directors. Refer to Part I, Item 1 “Business - Investment Management” for further details on the Company’s IPS.
While we follow a conservative investment strategy designed to emphasize the preservation of invested assets and to provide sufficient liquidity for the prompt payment of claims, we will nevertheless be subject to market-wide risks including illiquidity and pricing uncertainty and fluctuations, as well as to risks inherent in particular securities. Our investment performance may vary substantially over time, and there can be no assurance that we will achieve our investment objectives. The investment return including managed net investment income, income (loss) from investment affiliates, net realized and the change in net unrealized gains (losses) on managed cash and investments was $188.8 million, or 2.78% for the year ended December 31, 2017.
Investment results will also be affected by general economic conditions, market volatility, interest rate fluctuations, liquidity and credit risks beyond our control. In addition, our need for liquidity may result in investment returns below our expectations. Also, with respect to certain of our investments, we are subject to prepayment or reinvestment risk. At December 31, 2017, 35.3% of our managed fixed maturities portfolio is comprised of mortgage-backed and asset-backed securities which are subject to prepayment risk. Although we attempt to manage the risks of investing in a changing interest rate environment, a significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse effect on our results of operations.
A portion of our investment portfolio is allocated to investments which have risk characteristics different from our short-term and fixed maturity investment portfolio which could adversely affect our results of operations, financial condition and cash flows.
A portion of our investment portfolio is allocated to hedge funds, fixed income investment funds and private equity investments, including our investments in investment affiliates, which contain risk characteristics different from our short-term and fixed maturity investment portfolio. These investments expose us to market risk and may experience significant volatility in their investment returns and valuations which could have an adverse impact our results of operations and financial condition. Furthermore, certain of these investments also expose us to liquidity risk and may be illiquid due to contractual provisions or market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash obligations, then we may have difficulty selling these investments in a timely manner or we may be forced to sell or terminate them at unfavorable values which could adversely impact our results of operations, financial condition and cash flows.
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
Our reporting currency is the U.S. dollar and the majority of our operating companies have a functional currency of the U.S. dollar. Many of our companies maintain both assets and liabilities in local currencies. Therefore, we are exposed to foreign exchange risk on the assets and liabilities denominated in those foreign currencies. Foreign exchange risk is reviewed as part of our risk management process. Locally required capital levels may be invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations. The principal currencies potentially creating unhedged foreign exchange risk are the Canadian dollar, Australian dollar, New Zealand dollar, Japanese yen, British pound sterling and the Euro. As a result of the accounting treatment for non-monetary items, we may experience volatility in our income statement during a period when movement in foreign exchange rates fluctuate significantly. In accordance with U.S. GAAP, non-monetary items are not re-measured at the reporting date and are therefore translated at historic exchange rates. Non-monetary items include unearned premiums and deferred acquisition costs. Therefore, a mismatch arises in the income statement between the amount of premium recognized at historical exchange rates and the related claims which are re-measured using currency rates at the reporting date which can cause volatility in the income statement. We look to manage our economic foreign currency exposure through matching our major foreign-denominated assets and liabilities, as well as through the use of currency derivatives. However, there is no guarantee that we will effectively mitigate our exposure to foreign exchange losses. Refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of foreign currency risk.
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
Excess and surplus lines insurance is a substantial portion of the business written by our U.S.-based insurance companies. Excess and surplus lines insurance covers risks that are typically more complex and unusual than standard risks and require a high degree of specialized underwriting. As a result, excess and surplus lines risks do not often fit the underwriting criteria of standard insurance carriers. Our excess and surplus lines insurance business fills the insurance needs of businesses with unique characteristics and is generally considered higher risk than those in the standard market. If our underwriting staff inadequately judges and prices the risks associated with the business underwritten in the excess and surplus lines market, our financial results could be adversely impacted.
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

A decrease in the fair value of the Company’s reporting units and/or our intangible assets may result in future impairments.
Goodwill and intangible assets are assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that their carrying values exceed their fair values. These assessments require us to use significant judgment in making various estimates and assumptions, regarding our expected future cash flows and actual results may ultimately be materially different from such estimates and assumptions. For example, expected future cash flows may be materially and adversely impacted as a result of, among other things, a decrease in renewals and new business, loss of key personnel, lower-than-expected yields from our investment portfolio or higher-than-expected claims activity and incurred losses as well as other general economic factors. As a result of these potential changes, the estimated fair value of the Company’s reporting units and/or our intangible assets may decrease, causing the carrying value to exceed the fair value and the goodwill and/or intangible assets to be impaired. If an impairment is determined to exist, the carrying value of the goodwill and/or intangible asset is adjusted to its implied fair value with the corresponding expense recorded in earnings in the period in which the impairment is determined. If we are required to record goodwill impairments in the future, our financial condition and results of operations would be negatively affected.
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
Risks Related to the Merger
Our proposed Merger with AIG may present certain risks to our business and operations.
The announcement and pendency of the proposed Merger with AIG could present certain risks to our business and operations, including, among other things, risks that:

•
our operations will be restricted by the terms of the Merger Agreement, which may prevent or delay the pursuit of strategic corporate or business opportunities and result in our inability to respond effectively and/or timely to competitive pressures and industry developments;

•	the proposed Merger may disrupt our current business plans and operations;

•	our management's attention may be directed toward the completion of the Merger and diverted away from our day-to-day business operations and the execution of our current business plans;

•
current and prospective employees may experience uncertainty about their future roles with us, which might adversely affect our ability to attract and retain employees who generate and service our business;

•
uncertainties surrounding our business could cause brokers, customers and other counterparties to change existing business relationships, which could negatively affect our revenues, earnings and cash flow;

•	third-party rating agencies may downgrade or revoke our financial strength or debt ratings in connection with the Merger;

•
we may incur significantly higher transaction costs than we currently anticipate, such as legal, financing and accounting fees, and other costs, fees, expenses and charges related to the Merger, whether or not the Merger is completed;

•	we could be subject to litigation related to the proposed Merger, which could result in significant costs and expenses; and

•
the Merger may not be completed, which may have an adverse effect on our stock price to the extent that the current market price reflects a market assumption that the Merger will be completed, result in negative reactions from our shareholders and other investors, rating agencies, employees, brokers or customers, and adversely affect our future business and financial results.

Risks Related to Lloyd’s and Other U.K. Regulatory Matters (including effects arising from the exit of the U.K. from the E.U. (“Brexit”)
The regulation of Lloyd’s members and of Lloyd’s by the FCA and PRA and under European Directives and other local laws may result in intervention that could have a significant negative impact on Talbot.
Talbot operates in a regulated jurisdiction. Its underwriting activities are regulated by the FCA and PRA and franchised by Lloyd’s. The FCA and PRA have substantial powers of intervention in relation to the Lloyd’s managing agents that it regulates (such as Talbot Underwriting Ltd.), including the power to remove their authorization to manage Lloyd’s syndicates. In addition, the Lloyd’s Franchise Board is responsible for approving every syndicate’s annual business plan, including the maximum premium volume they may write, and may require changes to any business plan presented to it or additional capital (known as FAL) to be provided to support underwriting. An adverse determination in any of these areas could lead to a change in business strategy which may have an adverse effect on Talbot’s financial condition and results of operations.
Additionally, Lloyd’s worldwide (re)insurance business is subject to local regulation. Changes in such regulation may have an adverse effect on Lloyd’s generally and on Talbot in particular. Brexit may restrict Talbot’s ability to underwrite business in the E.U.
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
A downgrade in Lloyd’s ratings would have an adverse effect on the Talbot Syndicate’s standing among brokers and customers and cause its premiums and earnings to decrease.
The ability of Lloyd’s syndicates to trade in certain classes of business at current levels is dependent on the maintenance of a satisfactory credit rating issued by a recognized rating agency. The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies, A.M. Best, Standard & Poor’s and Fitch Ratings. Lloyd’s current ratings are: A.M. Best: A, Stable Outlook; Standard & Poor’s: A+, Negative Outlook; Fitch Ratings: AA-, Negative Outlook.
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

An increase in the level or type of deposits required by U.S. Situs Trust Deeds to be maintained by Lloyd’s syndicates could result in the Talbot Syndicate being required to make a cash call which could adversely affect Talbot’s financial performance.
The U.S. Situs Trust Deeds require syndicates transacting certain types of business in the United States to maintain minimum deposits as protection for U.S. policyholders. These deposits represent the syndicates’ estimates of unpaid claims liabilities (less premiums receivable) relating to this business, adjusted for provisions for potential bad debt on premiums earned but not received and for any anticipated profit on unearned premiums. No credit is generally allowed for potential reinsurance recoveries. The New York Department of Financial Services and the NAIC currently require funding of 30% of gross liabilities in relation to insurance business classified as “Surplus Lines.” The “Credit for Reinsurance” trust fund is usually required to be funded at 100% of gross liabilities. The funds contained within the deposits are not ordinarily available to meet trading expenses. U.S. regulators may increase the level of funding required or change the requirements as to the nature of funding. Accordingly, in the event of a major claim arising in the United States, for example from a major catastrophe, syndicates participating in such U.S. business may be required to make cash calls on their members to meet claims payments and deposit funding obligations. This could adversely affect Talbot.
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
Controlled Foreign Corporation Status: The Company should not be a controlled foreign corporation (“CFC”) because its organizational documents provide that if the common shares owned, directly, indirectly or by attribution, by any person would otherwise represent more than 9.09% of the aggregate voting power of all the Company’s common shares, the voting rights attached to those common shares will be reduced so that such person may not exercise and is not attributed more than 9.09% of the total voting power of the common shares. There can be no assurance, however, that the provisions of the Organizational Documents will operate as intended and that the Company will not be considered a CFC. In addition, under the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) CFC status can also be triggered if a United States person owns shares without voting rights. Given the absence of regulations and other detailed guidance relating to the interpretation of the 2017 Tax Act, there can be no assurance that shareholders will not be adversely impacted by the new rules.
If the Company were considered a CFC, any shareholder that is a U.S. person that owns directly, indirectly or by attribution, 10% or more of the voting power of the Company may be subject to current U.S. income taxation at ordinary income tax rates on all or a portion of the Company’s undistributed earnings and profits attributable to the Company’s (re)insurance income, including underwriting and investment income. Any gain realized on sale of common shares by such shareholder may also be taxed as a dividend to the extent of the Company’s earnings and profits attributed to such shares during the period that the shareholder held the shares and while the Company was a CFC (with certain adjustments).
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
If the Company is considered a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, a U.S. holder who owns common shares will be subject to adverse tax consequences, including a greater tax liability than might otherwise apply and an interest charge on certain taxes that are deferred as a result of the Company’s non-U.S. status. We currently do not expect that the Company will be a PFIC for U.S. federal income tax purposes in the current taxable year or the foreseeable future because, through Validus Reinsurance, Ltd., Talbot 2002 Underwriting Capital Ltd., Validus Reinsurance (Switzerland) Ltd and Talbot Underwriting Ltd., it intends to be predominantly engaged in the active conduct of a global (re)insurance business. We cannot assure you, however, that the Company will not be deemed to be a PFIC by the IRS. No regulations currently exist regarding the application of the PFIC provisions to an insurance company.
Under the 2017 Tax Act, the PFIC rules include an assets to liability test to determine whether the active insurance exemption applies. The test requires the insurance company to have applicable insurance liabilities in excess of 25% of its total assets as reported on the company’s financial statements. Although Validus expects that it will qualify for this exemption, absent regulations and other detailed guidance relating to the interpretation of the 2017 Tax Act, there can be no assurance that the Company will meet the requirements for the active insurance exemption.
The ongoing effects of the 2017 Tax Act and the refinement of provisional estimates could make our results difficult to predict.
Our effective tax rate may fluctuate in the future as a result of the 2017 Tax Act. The 2017 Tax Act introduces significant changes to U.S. income tax law that will have a meaningful impact on our provision for income taxes and requires significant judgments and estimates in the interpretation and calculations. We made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. However, we cannot assure that the IRS will apply the new tax law in a way similar to our interpretation.
The 2017 Tax Act introduced sweeping new tax legislation in the U.S., including, but not limited to, reducing the corporate tax rate, altering the net interest deductibility and the Base Erosion Minimum Tax. Subject to any regulations issued by the U.S. Department of the Treasury, the Base Erosion Tax levies a significant tax on cross border payments to related group companies. This tax will subject intragroup quota share reinsurance arrangements to a base erosion tax on gross premiums ceded. Although the Company believes that the financial impact of this new tax will be marginal, absent regulations and other detailed guidance, uncertainty about the final impact remains.
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
We currently conduct our business in a manner such that we expect the Company will not be subject to insurance and/or reinsurance licensing requirements or regulations in any jurisdiction other than Bermuda, Switzerland, the United States, and, with respect to Talbot, the U.K. and jurisdictions to which Lloyd’s is subject. Refer to Part I, Item 1 “Business — Regulation.” Although we do not currently intend to engage in activities which would require us to comply with (re)insurance licensing requirements of other jurisdictions, should we choose to engage in activities that would require us to become licensed in such jurisdictions, we cannot assure you that we will be able to do so or that we will be able to do so in a timely manner.
The (re)insurance regulatory framework has recently become subject to increased scrutiny in many jurisdictions. Governmental authorities in both the U.S. and worldwide have become increasingly interested in the potential risks posed by the insurance industry as a whole, and to commercial and financial systems in general. For example, the U.S. Congress and the current administration have made, or called for consideration of, several additional proposals relating to a variety of issues with respect to financial regulation reform, including the Dodd-Frank Act that was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represented a comprehensive overhaul of the regulation of the financial services industry within the United States and established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. The director of the Federal Insurance Office has the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards under the supervision of the Federal Reserve. In addition, some state legislators have considered or enacted laws that will alter and likely increase state regulation of (re)insurance companies and holding companies. Furthermore, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia, regularly reexamines existing laws and regulations.
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
We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the United States and other foreign jurisdictions where we operate, including the United Kingdom and the European Community. United States laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) as well as certain laws administered by the United States Department of State. In addition, we are subject to the Foreign Corrupt Practices Act (“FCPA”) and other anti-bribery laws such as the Bermuda Bribery Act 2016 and the UK Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign governments or officials. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions. In addition, such violations could damage our business and/or our reputation. Such criminal or civil sanctions, penalties, other sanctions, and damage to our business and/or reputation could have a material adverse effect on our financial condition and results of operations.
Risks Related to Ownership of Our Common Shares
Because Validus Holdings, Ltd. is a holding company and substantially all of our operations are conducted by our main operating subsidiaries our ability to meet any ongoing cash requirements and to pay dividends will depend on our ability to obtain cash dividends or other cash payments or obtain loans from these subsidiaries.
We conduct substantially all of our operations through subsidiaries. Our ability to meet our ongoing cash requirements, including any debt service payments or other expenses, and pay dividends on our common shares in the future, will depend on our ability to obtain cash dividends or other cash payments or obtain loans from these subsidiaries and as a result will depend on the financial condition of these subsidiaries. The inability of these subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements could have a material adverse effect on us and the value of our common shares. Each of these subsidiaries is a separate and distinct legal entity that has no obligation to pay any dividends or to lend or advance us funds and may be restricted from doing so by contract, including other financing arrangements, charter provisions or applicable legal and regulatory requirements or rating agency constraints. The payment of dividends by these subsidiaries to us is limited under Bermuda, U.K. and U.S. laws and regulations. The Insurance Act provides that our Bermuda Class 3B and 4 insurance subsidiaries may not declare or pay in any financial year dividends of more than 25% of their total statutory capital and surplus (as shown on their statutory balance sheets in relation to the previous financial year) unless they file an affidavit with the BMA at least seven days prior to the payment signed by at least two directors and such subsidiary’s principal representative, stating that in their opinion such subsidiaries will continue to satisfy the required margins following declaration of those dividends, though there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous years’ statutory financial statements) each of our Class 3A and Class 4 insurance subsidiaries must make application to the BMA for permission to do so, such application to consist of an affidavit signed by at least two directors and such subsidiary’s principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiaries to fail to meet its relevant margins, and such other information as the BMA may require. Each of our Class 3 insurance subsidiaries must make application to the BMA before reducing its total statutory capital by 15% or more and should provide such information as the BMA may require. As at December 31, 2017, the Bermuda regulated subsidiaries have the ability to distribute up to $1.5 billion of unrestricted net assets as dividend payments or return of capital to Validus Holdings, Ltd. without prior regulatory approval.
Lloyd’s requires the Company to hold cash and investments in trust for the benefit of policyholders either as trust funds or as Funds at Lloyd’s (“FAL”). Talbot may not distribute funds from the Talbot Syndicate into its corporate member’s trust accounts unless, firstly, they are represented by audited profits and, secondly, the Talbot Syndicate has adequate future cash flow to service its policyholders. Talbot’s corporate member may not distribute funds to Talbot’s unregulated bank or investment accounts unless they are represented by a surplus of cash and investments over the FAL requirement. Additionally, U.K. company law prohibits Talbot’s corporate name from declaring a dividend to the Company unless it has profits available for distribution. The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws do not impose statutory restrictions on a corporate name’s ability to declare a dividend, the FCA and PRA rules require maintenance of each insurance company’s solvency margin within its jurisdiction.
Western World’s operating subsidiaries are domiciled in the state of New Hampshire. New Hampshire insurance laws limit the amount of dividends Western World may pay to the Company in any 12 month period without prior approval of the New Hampshire State Insurance Department. These limitations are based on the lesser of: a maximum of 10% of prior year end statutory surplus as determined under statutory accounting practices or the net income, not including realized capital gains, for the 12-month period ending December 31, next preceding, but shall not include pro rata distributions of any class of the insurer’s own securities. In determining whether a dividend or distribution is extraordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out as dividends. This carry-forward shall be computed by taking the net income from the second and third preceding calendar years, not including realized capital gains, less dividends paid in the second and immediate preceding calendar years. As at December 31, 2017, the maximum dividend that may be paid to the Company by Western World without obtaining prior approval was $nil.
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
As of December 31, 2017 (but without giving effect to unvested restricted shares), we had 79,319,550 common shares outstanding. Approximately 1,937,502 of these outstanding shares were subject to the volume limitations and other conditions of Rule 144 under the Securities Act of 1933, as amended, which we refer to as the “Securities Act.” In addition, we have filed one or more registration statements on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under our Amended and Restated 2005 Long Term Incentive Plan (the “Plan”). The number of common shares that have been reserved for issuance under the Plan is equal to 2,753,292 of which 702,305 shares remain available as of December 31, 2017. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for our shareholders to sell their common shares at a time and price that they deem appropriate.
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
In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, if, and for so long as, the common shares of a shareholder, including any votes conferred by “controlled shares” (as defined below), would otherwise represent more than 9.09% of the aggregate voting power of all common shares entitled to vote on a matter, including an election of directors, the votes conferred by such shares will be reduced by whatever amount is necessary such that, after giving effect to any such reduction (and any other reductions in voting power required by our Bye-laws), the votes conferred by such shares represent 9.09% of the aggregate voting power of all common shares entitled to vote on such matter. “Controlled shares” include, among other things, all shares that a person is deemed to own directly, indirectly or constructively (within the meaning of Section 958 of the Code, or Section 13(d) (3) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). At December 31, 2017, there were 81,399,947 common shares, of which 7,399,255 common shares would confer votes that represent 9.09% of the aggregate voting power of all common shares entitled to vote generally at an election of directors. An investor who does not hold, and is not deemed under the provisions of our Bye-laws to own, any of our common shares may therefore purchase up to such amount without being subject to voting cutback provisions in our Bye-laws.
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
The Companies Act 1981 (the “Companies Act”), which applies to us, differs in material respects from laws generally applicable to U.S. corporations and their shareholders. Taken together with the provisions of our Bye-laws, some of these differences may result in a shareholder having greater difficulties in protecting its interests as a shareholder of our company than it would have as a shareholder of a U.S. corporation. This affects, among other things, the circumstances under which transactions involving an interested director are voidable, whether an interested director can be held accountable for any benefit realized in a transaction with our Company, what approvals are required for business combinations by our Company with a large shareholder or a wholly–owned subsidiary, what rights a shareholder may have as a shareholder to enforce specified provisions of the Companies Act or our Bye-laws, and the circumstances under which we may indemnify our directors and officers.
We are a Bermuda company and it may be difficult for our shareholders to enforce judgments against us or against our directors and executive officers.
We were incorporated under the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and a portion of our assets and the assets of such persons may be located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons, or to recover against us or them on judgments of U.S. courts, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial application under Bermuda law and do not have force of law in Bermuda; however, a Bermuda court may impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law. Currently, of our executive officers, Kean Driscoll, Jeffrey Sangster, Robert Kuzloski, Michael Moore, Patrick Boisvert and Lixin Zeng reside in Bermuda, Edward Noonan and Andrew Kudera maintain residences in both Bermuda and the United States, Peter Bilsby resides in the United Kingdom and the remainder reside in the United States. Of our directors, Edward Noonan maintains residences in both Bermuda and the United States, Jean-Marie Nessi resides in France, Michael Carpenter resides in the United Kingdom and the remainder reside in the United States.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The Company and its subsidiaries occupy office space in Australia, Bermuda, Canada, Chile, Singapore, Switzerland, United Arab Emirates, United Kingdom and the United States. We renew and enter into leases in the ordinary course of business as required. We believe our current facilities and the leaseholds with respect thereto are sufficient for us to conduct our operations. The main operating locations of the Company and its primary leaseholders are as follows:

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
Item 3.    Legal Proceedings
During the normal course of business, the Company and its subsidiaries are subject to litigation and arbitration. Legal proceedings such as claims litigation are common in the (re)insurance industry in general. The Company and its subsidiaries may be subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or insurance policies.
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
As at December 31, 2017, the Company was not a party to, or involved in any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
Item 4.    Mine Safety Disclosure
Not applicable.

PART II
All amounts presented in this part are in U.S. dollars except as otherwise noted.
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “VR.” On February 27, 2018, the last reported sale price for the Company’s common shares was $67.35 per share.
The following tables set forth the high and low sales prices per share, as reported on the NYSE Composite Tape, of the Company’s common shares per fiscal quarter for the two most recent fiscal years.

	2017		2016
Period	High	Low	High	Low
1st Quarter	$58.76	$54.66	$47.58	$41.73
2nd Quarter	$57.40	$51.21	$48.77	$44.23
3rd Quarter	$54.44	$41.15	$51.43	$47.14
4th Quarter	$53.30	$45.72	$56.41	$48.77
On December 31, 2017, there were 37 holders of record of the Company’s common shares. This figure does not represent the actual number of beneficial owners of our common shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners.
Performance Graph
The following graph compares the cumulative total shareholder return on the Company’s common shares, including reinvestment of dividends on our common shares, as compared to the cumulative total return of the S&P 500 Composite Stock Price Index (“S&P 500”) and the cumulative total return of an index of the Company’s peer group for the five year period commencing December 31, 2012 and ending December 31, 2017, assuming $100 was invested on December 31, 2012.
The Company’s peer group index is comprised of the following companies: Alleghany Corporation, Arch Capital Group, Limited, Argo Group International Holdings, Ltd., Aspen Insurance Holdings Limited, AXIS Capital Holdings Limited, Everest Re Group Ltd., RenaissanceRe Holdings Ltd. and XL Group Ltd.

Dividend Policy
We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of our principal operating subsidiaries to pay dividends to us. As a holding company, Validus Holdings, Ltd.'s principal source of income is dividends or other sources of permitted payments from its subsidiaries. These funds provide the cash flow required for dividend payments to the Company's shareholders. As at December 31, 2017, our Bermuda regulated subsidiaries have the ability to distribute up to $1.5 billion of unrestricted net assets as dividend payments or return of capital to Validus Holdings, Ltd. without prior regulatory approval. For addition information refer to Part 1, Item 1, “Business—Regulation,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Liquidity,” and Note 26 to the Consolidated Financial Statements, “Statutory and regulatory requirements,” in Part II, Item 8.
For the years ended December 31, 2017 and 2016, the Company declared and paid quarterly dividends of $0.38 and $0.35 per common share, respectively.
During the year ended December 31, 2017, the Company declared and paid quarterly cash dividends on its outstanding Series A Preferred Shares of $0.3671875 per depositary share. These dividends were paid on March 15, 2017, June 15, 2017, September 15, 2017 and December 15, 2017 to shareholders of record on March 1, 2017, June 1, 2017, September 1, 2017 and December 1, 2017, respectively.
During the year ended December 31, 2017, the Company declared and paid cash dividends on its outstanding Series B Preferred Shares of $0.3423611 and $0.3625000 per depositary share on September 15, 2017 and December 15, 2017, respectively. These dividends were paid to shareholders of record on September 1, 2017 and December 1, 2017, respectively.
Issuer Repurchases of Equity Securities
On February 3, 2015, the Board of Directors of the Company approved an increase to the Company’s common share repurchase authorization to $750.0 million. This amount is in addition to the $2.3 billion of common shares repurchased by the Company through February 3, 2015 under its previously authorized share repurchase programs. The common share repurchase program (the “Program”) may be modified, extended or terminated by the Board of Directors at any time. Unless terminated earlier by resolution of the Board of Directors of the Company, the Program will expire when the Company has repurchased the full value of the common shares authorized.
Share repurchases include repurchases by the Company from time to time of shares from employees in order to facilitate the payment of withholding taxes on restricted shares which have vested. The Company repurchases these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.
The table below details the following repurchases that were made under the Program through to February 27, 2018:

	Total shares repurchased under publicly announced repurchase program
(Dollars in thousands, except share and per share amounts)	Total number of shares repurchased	Aggregate Purchase Price (a)	Average Price per Share (a)	Approximate dollar value of shares that may yet be purchased under the Program
Cumulative inception-to-date to December 31, 2016	80,508,849	$2,704,406	$33.59	$319,995

Cumulative for the nine months ended September 30, 2017	351,812	18,343	$52.14	$301,652

October 1 - 31, 2017	—	—	$—	$301,652
November 1 - 30, 2017	—	—	$—	$301,652
December 1 - 31, 2017	175,308	8,226	$46.92	$293,426
Cumulative for the three months ended December 31, 2017	175,308	8,226	$46.92
Cumulative for the year ended December 31, 2017	527,120	26,569	$50.40
Cumulative inception-to-date to December 31, 2017	81,035,969	$2,730,975	$33.70	$293,426

Repurchases made subsequent to year-end:
January 1 - 31, 2018	—	$—	$—	$293,426
February 1 - 27, 2018	—	$—	$—	$293,426

(a)	Share transactions are on a trade date basis through February 27, 2018 and are inclusive of commissions. Average share price is rounded to two decimal places.

Item 6.    Selected Financial Data
The following tables set forth our selected historical consolidated financial information for the last five years ended December 31. The Company was formed on October 19, 2005 and completed the acquisitions of Talbot, IPC, Flagstone, Western World and CRS on July 2, 2007, September 4, 2009, November 30, 2012, October 2, 2014 and May 1, 2017, respectively. Western World is included in the Company’s consolidated results from the October 2, 2014 date of acquisition. CRS is included in the Company’s consolidated results from the May 1, 2017 date of acquisition.

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Revenues
Gross premiums written	$2,950,938	$2,648,705	$2,557,506	$2,358,865	$2,388,446
Reinsurance premiums ceded	(469,633)	(289,705)	(328,681)	(313,208)	(375,800)
Net premiums written	2,481,305	2,359,000	2,228,825	2,045,657	2,012,646
Change in unearned premiums	99,783	(109,835)	18,064	(52,602)	86,149
Net premiums earned	2,581,088	2,249,165	2,246,889	1,993,055	2,098,795
Net investment income	177,873	150,385	127,824	100,086	96,089
Net realized gains (losses) on investments	7,623	15,757	2,298	14,917	(764)
Change in net unrealized gains (losses) on investments	3,215	16,871	(32,395)	(2,842)	(52,419)
Income (loss) from investment affiliate	22,010	(2,083)	4,281	8,411	4,790
Other insurance related income and other income (loss)	13,179	2,195	5,111	1,229	(6,607)
Foreign exchange (losses) gains	(7,447)	10,864	(8,731)	(12,181)	3,949
Total revenues	2,797,541	2,443,154	2,345,277	2,102,675	2,143,833
Expenses
Losses and loss expenses	2,300,178	1,065,097	977,833	765,015	776,796
Policy acquisition costs	471,553	449,482	410,058	339,467	360,403
General and administrative expenses	352,137	336,294	363,709	329,362	316,008
Share compensation expenses	40,111	42,907	38,341	33,073	27,630
Finance expenses	58,546	58,520	74,742	68,324	68,007
Transaction expenses (a)	4,427	—	—	8,096	—
Total expenses	3,226,952	1,952,300	1,864,683	1,543,337	1,548,844
(Loss) income before taxes, (loss) income from operating affiliate and loss (income) attributable to AlphaCat investors	(429,411)	490,854	480,594	559,338	594,989
Tax benefit (expense)	7,580	19,729	(6,376)	(155)	(383)
(Loss) income from operating affiliate	—	(23)	(3,949)	(4,340)	542
Loss (income) attributable to AlphaCat investors	16,929	(23,358)	(2,412)	—	—
Net (loss) income	(404,902)	487,202	467,857	554,843	595,148
Net loss (income) attributable to noncontrolling interests	357,280	(123,363)	(92,964)	(74,880)	(62,482)
Net (loss) income (attributable) available to Validus	(47,622)	363,839	374,893	479,963	532,666
Dividends on preferred shares	(15,861)	(4,455)	—	—	—
Net (loss) income (attributable) available to Validus common shareholders	$(63,483)	$359,384	$374,893	$479,963	$532,666

(a)
Transaction expenses incurred during 2014 and 2017 relate to the acquisitions of Western World and CRS, respectively. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	79,091,376	81,041,974	83,107,236	90,354,745	102,202,274
Diluted	79,091,376	82,359,460	86,426,760	94,690,271	103,970,289

Basic (loss) earnings per share (attributable) available to Validus common shareholders	$(0.80)	$4.43	$4.47	$5.24	$5.02
(Loss) earnings per diluted share (attributable) available to Validus common shareholders	$(0.80)	$4.36	$4.34	$5.07	$4.94

Cash dividends declared per common share	$1.52	$1.40	$1.28	$1.20	$3.20

Selected financial ratios:
Losses and loss expense ratio (a)	89.1%	47.4%	43.5%	38.4%	37.0%

Policy acquisition cost ratio (b)	18.3%	20.0%	18.3%	17.0%	17.1%
General and administrative expense ratio (c)	15.2%	16.8%	17.9%	18.2%	16.4%
Expense ratio (d)	33.5%	36.8%	36.2%	35.2%	33.5%
Combined ratio (e)	122.6%	84.2%	79.7%	73.6%	70.5%

Return on average equity (f)	(1.7)%	9.7%	10.3%	13.0%	14.0%

(a)	The losses and loss expense ratio is calculated by dividing losses and loss expenses by net premiums earned.

(b)	The policy acquisition cost ratio is calculated by dividing policy acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing the sum of general and administrative expenses and share compensation expenses by net premiums earned.

(d)	The expense ratio is calculated by combining the policy acquisition cost ratio and the general and administrative expense ratio.

(e)	The combined ratio is calculated by combining the losses and loss expense ratio, the policy acquisition cost ratio and the general and administrative expense ratio.

(f)
Return on average equity is calculated by dividing the net (loss) income (attributable) available to Validus common shareholders for the period by the average of the beginning, ending and intervening quarter end shareholders’ equity available to Validus common shareholders balances.

The following table sets forth summarized balance sheet data as at December 31st for the last five years:

	December 31,
(Dollars in thousands, except share and per share amounts)	2017	2016	2015	2014	2013
Investments at fair value	$9,695,460	$8,845,343	$7,876,495	$7,444,634	$6,739,461
Cash and cash equivalents and restricted cash	1,149,653	490,932	796,379	723,404	929,825
Loss reserves recoverable	1,233,997	430,421	350,586	377,466	370,154
Total assets	14,426,879	11,349,755	10,515,812	10,112,564	9,457,046

Reserve for losses and loss expenses	4,831,390	2,995,195	2,996,567	3,243,147	3,047,933
Unearned premiums	1,147,186	1,076,049	966,210	989,229	822,280
Senior notes payable	245,564	245,362	245,161	244,960	244,758
Debentures payable	539,158	537,226	537,668	539,277	541,416
Total shareholders’ equity available to Validus	3,895,072	3,838,291	3,638,975	3,586,586	3,704,094

Book value per common share (a)	$44.06	$46.61	$43.90	$42.76	$38.57
Book value per diluted common share (b)	$42.71	$44.97	$42.33	$39.65	$36.23
Tangible book value per diluted common share (c)	$37.81	$41.16	$38.63	$36.19	$35.03

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the Company’s consolidated results of operations for the years ended December 31, 2017, 2016 and 2015 and the Company’s consolidated financial condition, liquidity and capital resources as at December 31, 2017 and 2016. This discussion and analysis should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included elsewhere within this filing.
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

Executive Overview
The Company conducts its operations worldwide through three reportable segments which have been determined under U.S. GAAP segment reporting to be Reinsurance, Insurance, and Asset Management.
In addition, the Company has a corporate and investment function (“Corporate and Investments”), which includes the activities of the parent company, and which carries out certain functions for the group, including investment management. Corporate and Investments includes investment income on a managed basis and other non-segment expenses, predominantly general and administrative, stock compensation, finance and transaction expenses. Corporate and Investments also includes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For reporting purposes, Corporate and Investments is reflected separately; however, it is not considered a reportable segment. The Company’s corporate expenses, capital servicing and debt costs and investment results are presented separately within the corporate and investments discussion.
The Company’s strategy is to concentrate primarily on short-tail risks, which has been an area where management believes prices and terms provide an attractive risk-adjusted return and the management team has proven expertise. The Company’s profitability in any given period is a function of net earned premium and investment revenues, less net losses and loss expenses, acquisition expenses and operating expenses. Financial results in the (re)insurance industry are influenced by the frequency and/or severity of claims and losses, including as a result of catastrophic events; changes in interest rates, financial markets and general economic conditions; the supply of (re)insurance capacity and changes in legal, regulatory and judicial environments.
Merger Agreement
On January 21, 2018, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with American International Group, Inc. (“AIG”). The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions set forth therein, the Company will merge with an existing AIG subsidiary in accordance with the Bermuda Companies Act (the “Merger”), with the Company surviving the Merger as a wholly–owned subsidiary of AIG (the “Surviving Company”).
Pursuant to the Merger Agreement, at the effective time of the Merger, holders of the Company’s common shares will be entitled to receive consideration of $68.00 in cash. Each of the Company’s issued and outstanding Series A and Series B Preferred Shares will remain issued and outstanding as a “Series A Preferred Share” and “Series B Preferred Share,” respectively, of the Surviving Company.
The Merger is expected to close in mid-2018, subject to the approval of the Company’s shareholders, regulatory approvals and other customary closing conditions. The Merger Agreement permits the Company to pay out regular quarterly cash dividends not to exceed $0.38 per common share, with its quarterly dividend for the second fiscal quarter for 2018 to be paid prior to the closing of the Merger even if such closing occurs prior to the regular record or payment date of such dividend.
Business Outlook and Trends
We underwrite global property (re)insurance and have large aggregate exposures to natural and man-made disasters. The occurrence of claims from catastrophic events results in substantial volatility, and can have material adverse effects on the Company’s financial condition and results and its ability to write new business. This volatility affects results for the period in which the loss occurs because U.S. GAAP does not permit (re)insurers to reserve for such catastrophic events until they occur. Catastrophic events of significant magnitude historically have been relatively infrequent, although management believes the property catastrophe reinsurance market has experienced a higher level of worldwide catastrophic losses in terms of both frequency and severity in the period from 1992 to the present. We also expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. The Company seeks to reflect these types of trends when pricing contracts.
Property and other reinsurance premiums have historically risen in the aftermath of significant catastrophic losses. As loss reserves are established, industry surplus is depleted and the industry’s capacity to write new business diminishes. The global property and casualty (re)insurance industry has historically been highly cyclical. Since 2007, increased capital and the absence of significant catastrophic events resulted in a softening of rates on most lines. From 2010 to 2012, there was an increased level of catastrophe activity, principally the Chilean earthquake, Deepwater Horizon, the Tohoku earthquake, the New Zealand earthquakes and Superstorm Sandy; however, the impact of these events in the aggregate were not severe enough to increase rates. As such, the Company continued to see increased competition and decreased premium rates in most classes of business.
Following the significant catastrophic events of 2017: Hurricanes Harvey, Irma and Maria and the Northern and Southern California Wildfires, the Company expects the industry to see rate increases across all loss affected classes, some of which are noted in the renewal commentary below. However, the Company expects rate changes to be driven by the retrocession market, with reinsurers and insurers following accordingly; therefore, the full extent of rate increases will not likely be realized until mid-year 2018.
The following table presents the Reinsurance and Asset Management segments’ January 2018 and 2017 reinsurance renewals by Catastrophe XOL, Per Risk XOL and Proportional premiums:

	Reinsurance and Asset Management segment's combined premium
(Dollars in thousands)	Catastrophe XOL	Per Risk XOL	Proportional	Total
2018	$545,536	$65,740	$309,923	$921,199
2017	$380,870	$66,016	$203,548	$650,434
Increase (decrease)	43.2%	(0.4)%	52.3%	41.6%
The following tables present the Reinsurance and Asset Management segments' January 2018 and 2017 reinsurance renewals by line of business:

	Reinsurance segment premium
	Property		Specialty - Short-tail	Specialty - Other	Total
(Dollars in thousands)	U.S.	International
2018	$147,152	$119,588	$262,444	$117,616	$646,800
2017	$107,364	$103,298	$231,149	$45,383	$487,194
Increase	37.1%	15.8%	13.5%	159.2%	32.8%

	Asset Management segment premium
	Property		Specialty - Short-tail	Specialty - Other	Total
(Dollars in thousands)	U.S.	International
2018	$242,684	$27,467	$4,248	$—	$274,399
2017	$136,574	$21,538	$5,128	$—	$163,240
Increase (decrease)	77.7%	27.5%	(17.2)%	—%	68.1%

	Reinsurance and Asset Management segments’ combined premium
	Property		Specialty - Short-tail	Specialty - Other	Total
(Dollars in thousands)	U.S.	International
2018	$389,836	$147,055	$266,692	$117,616	$921,199
2017	$243,938	$124,836	$236,277	$45,383	$650,434
Increase	59.8%	17.8%	12.9%	159.2%	41.6%
During the January 2018 renewal season, the Reinsurance segment underwrote $646.8 million in gross premiums written (excluding agriculture premiums), an increase of $159.6 million, or 32.8% from the 2017 renewal season. The increase was primarily driven by:

◦	An increase in the specialty - other lines of $72.2 million, or 159.2% as a result of the continued build out of the Company’s casualty portfolio and the timing of renewals; and

◦
An increase in U.S. property renewals of $39.8 million, or 37.1% driven by rate increases and significant premium growth on a few lines where the Company participated with large gross positions and managed its net exposure through strategic retrocession purchases.

The Asset Management segment underwrote $274.4 million in gross premiums written during the January 2018 renewal season, an increase of $111.2 million, or 68.1% from the 2017 renewal season. The increase was primarily driven by significant rate increases in the retrocession component of the portfolio and an increase in assets under management.
Business written by the Insurance segment is distributed evenly throughout the year. Through December 31, 2017, the Insurance segment experienced a whole account rate decrease of 2.5% on business written through the Talbot Syndicate, primarily driven by decreases in the downstream and upstream energy classes, and a modest whole account rate decrease of 0.5% on business written through Western World.

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
The following table presents reconciliations of book value per common share to book value per diluted common share plus accumulated dividends and other non-GAAP book value financial indicators:

	December 31, 2017
	Equity Amount	Common Shares	Per Share Amount (a)
Book value per common share (b)	$3,495,072	79,319,550	$44.06
Non-GAAP Adjustments:
Unvested restricted shares	—	2,503,859
Book value per diluted common share (e)	3,495,072	81,823,409	$42.71
Goodwill	(229,573)	—
Intangible assets	(171,411)	—
Tangible book value per diluted common share (e)	$3,094,088	81,823,409	$37.81

Book value per diluted common share (e)			$42.71
Accumulated dividends			13.08
Book value per diluted common share plus accumulated dividends (e)			$55.79

	December 31, 2016
	Equity Amount	Common Shares	Per Share Amount (a)
Book value per common share (b)	$3,688,291	79,132,252	$46.61
Non-GAAP Adjustments:
Assumed exercise of outstanding stock options (c)(d)	614	26,136
Unvested restricted shares	—	2,868,610
Book value per diluted common share (e)	3,688,905	82,026,998	$44.97
Goodwill	(196,758)	—
Intangible assets	(115,592)	—
Tangible book value per diluted common share (e)	$3,376,555	82,026,998	$41.16

Book value per diluted common share (e)			$44.97
Accumulated dividends			11.56
Book value per diluted common share plus accumulated dividends (e)			$56.53

(a)	Per share amounts are calculated by dividing the equity amount by the common shares.

(b)	The equity amount used in the calculation of book value per common share represents total shareholders' equity available to Validus excluding the liquidation value of the preferred shares.

(c)	Using the "as-if-converted" method, assuming all proceeds received upon exercise of stock options will be retained by the Company and the resulting common shares from exercise remain outstanding.

(d)	At December 31, 2017, the weighted average exercise price for those stock options that had an exercise price lower than book value per share was $nil (December 31, 2016: $23.48).

(e)	Non-GAAP financial measure.
Book value per common share, a GAAP financial measure, decreased by $2.55, or 5.5%, from $46.61 at December 31, 2016 to $44.06 at December 31, 2017.

Book value per diluted common share plus accumulated dividends, a non-GAAP financial measure, is considered by management to be the key financial indicator of performance, as the Company believes growth in book value on a diluted basis, plus the dividends that have accumulated, ultimately translates into the return that a shareholder will receive. Book value per diluted common share plus accumulated dividends decreased by $0.74, or 1.3%, from $56.53 at December 31, 2016 to $55.79 at December 31, 2017. Cash dividends per common share are an integral part of the value created for shareholders. During the year ended December 31, 2017, the Company paid cash dividends of $1.52 (2016: $1.40) per common share.
Book value per diluted common share, a non-GAAP financial measure, is considered by management to be a measure of returns to common shareholders, as the Company believes growth in book value on a diluted basis ultimately translates into growth in stock price. Book value per diluted common share after dividends paid decreased by $2.26, or 5.0%, from $44.97 at December 31, 2016 to $42.71 at December 31, 2017.
The change in book value per diluted common share inclusive of dividends paid was (1.6)% and 9.5% for the years ended December 31, 2017 and 2016, respectively.
Tangible book value per diluted common share, a non-GAAP financial measure, is considered by management to be a measure of returns to common shareholders excluding goodwill and other intangible assets, as the Company believes growth in tangible book value on a diluted basis ultimately translates into growth in the tangible value of the Company. Tangible book value per diluted common share decreased by $3.35, or 8.1%, from $41.16 at December 31, 2016 to $37.81 at December 31, 2017.
Other financial indicators
In addition to presenting net (loss) income (attributable) available to Validus common shareholders determined in accordance with U.S. GAAP, the Company believes that showing net operating income (loss) available (attributable) to Validus common shareholders, a non-GAAP financial measure, provides investors with a valuable measure of profitability and enables investors, analysts, rating agencies and other users of its financial information to more easily analyze the Company’s results in a manner similar to how management analyzes the Company’s underlying business performance.
Net operating income (loss) available (attributable) to Validus common shareholders is calculated by the addition or subtraction of certain Consolidated Statement of (Loss) Income and Comprehensive (Loss) Income line items from net (loss) income (attributable) available to Validus common shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below:

	Three Months Ended December 31,		Years Ended December 31,
	2017	2016	2017	2016	2015
Net (loss) income (attributable) available to Validus common shareholders	$(8,693)	$7,767	$(63,483)	$359,384	$374,893
Non-GAAP Adjustments:
Net realized (gains) on investments	(5,607)	(9,220)	(7,623)	(15,757)	(2,298)
Change in net unrealized losses (gains) on investments	21,257	67,460	(3,215)	(16,871)	32,395
(Income) loss from investment affiliates	(6,345)	(2,166)	(22,010)	2,083	(4,281)
Foreign exchange losses (gains)	283	901	7,447	(10,864)	8,731
Other (income) loss	—	(7)	(303)	766	1,002
Transaction expenses	—	—	4,427	—	—
Net income (loss) attributable to noncontrolling interests	4,597	(412)	(767)	457	(693)
Tax (benefit) expense (a)	(1,339)	(5,863)	521	1,687	384
Net operating income (loss) available (attributable) to Validus common shareholders (b)	$4,153	$58,460	$(85,006)	$320,885	$410,133

Average shareholders' equity available to Validus common shareholders (c)	$3,515,680	$3,702,956	$3,658,591	$3,697,114	$3,641,920

Annualized return on average equity	(1.0%)	0.8%	(1.7%)	9.7%	10.3%
Annualized net operating return on average equity (b)	0.5%	6.3%	(2.3%)	8.7%	11.3%

(a)
Represents the tax expense or benefit associated with the specific country to which the pre-tax adjustment relates to. The tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize tax losses carried forward.

(b)	Non-GAAP financial measure.

(c)
Average shareholders’ equity for the three months ended is the average of the beginning and ending quarter end shareholders’ equity balances, excluding the liquidation value of the preferred shares. Average shareholders’ equity for the year ended is the average of the beginning, ending and intervening quarter end shareholders’ equity balances, excluding the liquidation value of the preferred shares.

Net operating income (loss) available (attributable) to Validus common shareholders, a non-GAAP financial measure, measures the performance of the Company’s operations without the influence of gains or losses on investments and foreign currencies and other items as noted in the table above. The Company excludes these items from its calculation of net operating income (loss) available (attributable) to Validus common shareholders because the amount of these gains and losses is heavily influenced by, and fluctuates in part, according to availability of investment market opportunities and other factors. The Company believes these amounts are largely independent of its core underwriting activities and including them distorts the analysis of trends in its operations. The Company believes the reporting of net operating income (loss) available (attributable) to Validus common shareholders enhances the understanding of results by highlighting the underlying profitability of the Company’s core (re)insurance operations. This profitability is influenced significantly by earned premium growth, adequacy of the Company’s pricing, as well as loss frequency and severity. Over time it is also influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through its management of acquisition costs and other underwriting expenses.
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

Fourth Quarter 2017 Results of Operations - Consolidated
The following table presents the results of operations for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
(Dollars in thousands)	2017	2016
Revenues
Gross premiums written	$443,323	$339,454
Reinsurance premiums ceded	(96,445)	(40,635)
Net premiums written	346,878	298,819
Change in unearned premiums	304,599	241,580
Net premiums earned	651,477	540,399
Net investment income	48,960	38,153
Net realized gains on investments	5,607	9,220
Change in net unrealized losses on investments	(21,257)	(67,460)
Income from investment affiliates	6,345	2,166
Other insurance related income and other income	6,939	568
Foreign exchange losses	(283)	(901)
Total revenues	697,788	522,145
Expenses
Losses and loss expenses	479,842	275,126
Policy acquisition costs	127,067	120,889
General and administrative expenses	97,522	77,955
Share compensation expenses	10,031	10,442
Finance expenses	15,871	14,630
Total expenses	730,333	499,042
(Loss) income before taxes and (income) attributable to AlphaCat investors	(32,545)	23,103
Tax benefit	412	21,147
(Income) attributable to AlphaCat investors	(37,868)	(7,080)
Net (loss) income	(70,001)	37,170
Net loss (income) attributable to noncontrolling interests	67,136	(27,200)
Net (loss) income (attributable) available to Validus	(2,865)	9,970
Dividends on preferred shares	(5,828)	(2,203)
Net (loss) income (attributable) available to Validus common shareholders	$(8,693)	$7,767

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$392,278	$269,301
Current period—notable loss events	120,774	52,310
Current period—non-notable loss events	9,738	302
Change in prior accident years	(42,948)	(46,787)
Total losses and loss expenses	$479,842	$275,126
Selected ratios:
Ratio of net to gross premiums written	78.2%	88.0%
Losses and loss expense ratio:
Current period excluding items below	60.3%	49.8%
Current period—notable loss events	18.5%	9.7%
Current period—non-notable loss events	1.5%	0.1%
Change in prior accident years	(6.6)%	(8.7)%
Losses and loss expense ratio	73.7%	50.9%
Policy acquisition cost ratio	19.5%	22.4%
General and administrative expense ratio	16.5%	16.3%
Expense ratio	36.0%	38.7%
Combined ratio	109.7%	89.6%

Highlights for the fourth quarter 2017 were as follows:

•
Gross premiums written for the three months ended December 31, 2017 were $443.3 million compared to $339.5 million for the three months ended December 31, 2016, an increase of $103.9 million, or 30.6%. The increase was primarily driven by an increase in the Insurance segment.

•
Reinsurance premiums ceded for the three months ended December 31, 2017 were $96.4 million compared to $40.6 million for the three months ended December 31, 2016, an increase of $55.8 million, or 137.3%. The increase was primarily driven by increases in the Reinsurance and Insurance segments.

•
Net premiums earned for the three months ended December 31, 2017 were $651.5 million compared to $540.4 million for the three months ended December 31, 2016, an increase of $111.1 million, or 20.6%. The increase was driven by increases in the Insurance and Reinsurance segments.

•
Losses and loss expenses for the three months ended December 31, 2017 were $479.8 million compared to $275.1 million for the three months ended December 31, 2016, an increase of $204.7 million or 74.4% and included the following:

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

Notable Loss Events

•
Losses and loss expenses incurred during the three months ended December 31, 2017 from notable loss events were $120.8 million, or 18.5 percentage points of the loss ratio. Net of losses attributable to AlphaCat investors and noncontrolling interests of $78.0 million and including the net impact of reinstatement premiums and acceleration of unearned premiums of $2.2 million, the net loss attributable to Validus from 2017 notable loss events during the three months ended December 31, 2017 was $44.9 million and was incurred by event as follows:

	Three Months Ended December 31, 2017
	Notable Loss Events
(Dollars in thousands)	Hurricane Harvey	Hurricane Irma	Hurricane Maria	Northern California Wildfires	Southern California Wildfires	Total
Net losses and loss expenses	$65,795	$(60,414)	$(10,856)	$87,754	$38,495	$120,774
Net losses and loss expenses attributable to AlphaCat third party investors and noncontrolling interests	(69,996)	67,262	6,125	(67,592)	(13,837)	(78,038)
Validus’ share of net losses and loss expenses	(4,201)	6,848	(4,731)	20,162	24,658	42,736
Net impact on premiums earned (a)	12,594	(3,746)	1,383	(8,024)	—	2,207
Net loss attributable to Validus	$8,393	$3,102	$(3,348)	$12,138	$24,658	$44,943

(a)	Net impact on premiums earned includes reinstatement premiums assumed and ceded and the net impact of accelerating unearned premiums assumed and ceded.

•
Losses and loss expenses incurred during the three months ended December 31, 2016 from notable loss events were $52.3 million, or 9.7 percentage points of the loss ratio. Net of losses attributable to AlphaCat investors and noncontrolling interests of $15.3 million and net reinstatement premiums assumed of $0.7 million, the net loss attributable to Validus from 2016 notable loss events during the three months ended December 31, 2016 was $36.3 million and was incurred by event as follows:

	Three Months Ended December 31, 2016
	Notable Loss Events
(Dollars in thousands)	Canadian Wildfires	Hurricane Matthew	2016 New Zealand Earthquake	Total
Net losses and loss expenses	$(18,251)	$39,140	$31,421	$52,310
Net losses and loss expenses attributable to AlphaCat third party investors and noncontrolling interests	2,726	(8,943)	(9,068)	(15,285)
Validus’ share of net losses and loss expenses	(15,525)	30,197	22,353	37,025
Reinstatement premiums, net	2,136	(2,781)	(65)	(710)
Net loss attributable to Validus	$(13,389)	$27,416	$22,288	$36,315

Non-notable Loss Events

•
There were no non-notable loss events occurring during the three months ended December 31, 2017. However, as a result of loss events occurring in the fourth quarter, the Company reallocated retrocession recoveries between all 2017 loss events. As such, the Company increased its net loss estimate on the third quarter 2017 Mexico City Earthquake which caused this event to exceed the $15.0 million threshold and become a non-notable loss event. Net losses and loss expenses incurred from the Mexico City Earthquake non-notable loss event were $9.7 million, or 1.5 percentage points of the loss ratio during the three months ended December 31, 2017 and $13.5 million, or 1.9 percentage points of the loss ratio during the three months ended September 30, 2017.

•	There were no non-notable loss events occurring during the three months ended December 31, 2016.
Attritional losses

•
Attritional losses of $392.3 million, or 60.3 percentage points of the loss ratio during the three months ended December 31, 2017 compared to $269.3 million, or 49.8 percentage points of the loss ratio during the three months ended December 31, 2016. The increase was primarily driven by the addition of CRS and a higher frequency of mid-size losses which did not meet the non-notable loss threshold.

Change in prior accident years

◦	Loss reserve development for the three months ended December 31, 2017 and 2016 was as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2017	2016
Adverse (favorable) development on event losses	$1,150	$(5,344)
(Favorable) development on attritional losses	(44,098)	(41,443)
Change in prior accident years	$(42,948)	$(46,787)
The favorable development for the three months ended December 31, 2017 and 2016 was primarily driven by favorable development on attritional losses.

•	Loss ratio for the three months ended December 31, 2017 and 2016 was 73.7% and 50.9%, respectively, an increase of 22.8 percentage points.

◦	Loss ratios by line of business for the three months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended December 31,
	2017	2016
Property	105.0%	50.4%
Specialty - Short-tail	54.3%	45.9%
Specialty - Other	61.9%	60.8%
All lines	73.7%	50.9%

•
Policy acquisition cost ratio for the three months ended December 31, 2017 was 19.5% compared to 22.4% for the three months ended December 31, 2016, a decrease of 2.9 percentage points. The decrease was primarily driven by a decrease in the Insurance segment.

•
General and administrative (“G&A”) expenses for the three months ended December 31, 2017 were $97.5 million compared to $78.0 million for the three months ended December 31, 2016, an increase of $19.6 million or 25.1%. The increase was primarily driven by an increase in the Insurance and Reinsurance segments.

•	Combined ratio for the three months ended December 31, 2017 and 2016 was 109.7% and 89.6%, respectively, an increase of 20.1 percentage points.

Fourth Quarter 2017 Results of Operations - Reinsurance Segment
The following table presents underwriting results by line of business for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017				2016
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total	Property	Specialty - Short-tail	Specialty - Other	Total
Underwriting revenues
Gross premiums written	$18,126	$12,997	$20,837	$51,960	$8,479	$(8,763)	$42,097	$41,813
Reinsurance premiums ceded	(32,778)	(8,059)	121	(40,716)	706	(8,447)	(32)	(7,773)
Net premiums written	(14,652)	4,938	20,958	11,244	9,185	(17,210)	42,065	34,040
Change in unearned premiums	113,643	111,487	14,190	239,320	92,397	130,100	(22,368)	200,129
Net premiums earned	98,991	116,425	35,148	250,564	101,582	112,890	19,697	234,169
Other insurance related income				15				9
Total underwriting revenues				250,579				234,178
Underwriting deductions
Losses and loss expenses	60,644	54,494	20,666	135,804	38,381	46,098	9,024	93,503
Policy acquisition costs	17,976	27,508	12,623	58,107	17,611	30,840	6,901	55,352
Total underwriting deductions before G&A	78,620	82,002	33,289	193,911	55,992	76,938	15,925	148,855
Underwriting income before G&A	$20,371	$34,423	$1,859	$56,668	$45,590	$35,952	$3,772	$85,323
General and administrative expenses				23,604				21,248
Share compensation expenses				2,331				2,811
Total underwriting deductions				219,846				172,914
Underwriting income				$30,733				$61,264

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$38,881	$70,334	$23,704	$132,919	$26,918	$72,065	$10,792	$109,775
Current period—notable loss events	14,900	(162)	—	14,738	16,679	1,920	—	18,599
Current period—non-notable loss events	8,818	574	—	9,392	(1)	2	—	1
Change in prior accident years	(1,955)	(16,252)	(3,038)	(21,245)	(5,215)	(27,889)	(1,768)	(34,872)
Total losses and loss expenses	$60,644	$54,494	$20,666	$135,804	$38,381	$46,098	$9,024	$93,503
Selected ratios:
Ratio of net to gross premiums written	(80.8)%	38.0%	100.6%	21.6%	108.3%	196.4%	99.9%	81.4%
Losses and loss expense ratio:
Current period excluding items below	39.2%	60.4%	67.4%	53.1%	26.5%	63.8%	54.8%	46.9%
Current period—notable loss events	15.1%	(0.1)%	—%	5.9%	16.4%	1.7%	—%	7.9%
Current period—non-notable loss events	8.9%	0.5%	—%	3.7%	—%	—%	—%	—%
Change in prior accident years	(2.0)%	(14.0)%	(8.6)%	(8.5)%	(5.1)%	(24.7)%	(9.0)%	(14.9)%
Losses and loss expense ratio	61.2%	46.8%	58.8%	54.2%	37.8%	40.8%	45.8%	39.9%
Policy acquisition cost ratio	18.2%	23.6%	35.9%	23.2%	17.3%	27.3%	35.0%	23.6%
General and administrative expense ratio				10.4%				10.3%
Expense ratio				33.6%				33.9%
Combined ratio				87.8%				73.8%

Highlights for the fourth quarter 2017 were as follows:

•
Gross premiums written for the three months ended December 31, 2017 were $52.0 million compared to $41.8 million for the three months ended December 31, 2016, an increase of $10.1 million, or 24.3% and included the following:

◦
Property premiums of $18.1 million during the three months ended December 31, 2017, compared to $8.5 million during the three months ended December 31, 2016, an increase of $9.6 million, or 113.8%, primarily driven by premium adjustments on existing business;

◦
Specialty - short-tail premiums of $13.0 million during the three months ended December 31, 2017, compared to $(8.8) million during the three months ended December 31, 2016, an increase of $21.8 million, or 248.3%. The increase was primarily driven by favorable premium adjustments on Agriculture business during the three months ended December 31, 2017 compared to unfavorable adjustments during the same period in 2016; and

◦
Specialty - other premiums of $20.8 million during the three months ended December 31, 2017, compared to $42.1 million during the three months ended December 31, 2016, a decrease of $21.3 million, or 50.5%. The decrease was primarily driven by the timing of renewals in the casualty class of business.

•
Reinsurance premiums ceded for the three months ended December 31, 2017 were $40.7 million compared to $7.8 million for the three months ended December 31, 2016, an increase of $32.9 million. The increase was primarily driven by an increase in the property lines of $33.5 million as a result of new retrocession cover purchased from Tailwind Re, the first Validus-sponsored catastrophe bond.

•
Net premiums earned for the three months ended December 31, 2017 were $250.6 million compared to $234.2 million for the three months ended December 31, 2016, an increase of $16.4 million, or 7.0%. The increase was primarily driven by ongoing growth in the specialty - other lines of business over the last two years.

•
Losses and loss expenses for the three months ended December 31, 2017 were $135.8 million compared to $93.5 million for the three months ended December 31, 2016, an increase of $42.3 million or 45.2% and included the following:

Notable Loss Events

•
Losses and loss expenses incurred during the three months ended December 31, 2017 from notable loss events were $14.7 million, or 5.9 percentage points of the loss ratio and included losses from fourth quarter 2017 notable loss events of $23.9 million, or 9.5 percentage points of the loss ratio, partially offset by favorable development on third quarter 2017 notable loss events of $9.2 million or 3.6 percentage points of the loss ratio. Net of reinstatement premiums and the acceleration of unearned premiums of $1.2 million, the net loss attributable to the Reinsurance segment from 2017 notable loss events during the three months ended December 31, 2017 was $13.5 million and was incurred by event as follows:

	Three Months Ended December 31, 2017
	Notable Loss Events
(Dollars in thousands)	Hurricane Harvey	Hurricane Irma	Hurricane Maria	Northern California Wildfires	Southern California Wildfires	Total
Net losses and loss expenses	$(7,090)	$4,321	$(6,363)	$4,762	$19,108	$14,738
Net impact on premiums earned (a)	8,761	(2,483)	504	(8,024)	—	(1,242)
Net loss attributable to Reinsurance segment	$1,671	$1,838	$(5,859)	$(3,262)	$19,108	$13,496

(a)	Net impact on premiums earned includes reinstatement premiums assumed and the net impact of accelerating unearned premiums assumed and ceded.
Net losses and loss expenses from the 2017 notable loss events by line of business were as follows:

	Three Months Ended December 31, 2017
	Notable Loss Events
(Dollars in thousands)	Hurricane Harvey	Hurricane Irma	Hurricane Maria	Northern California Wildfires	Southern California Wildfires	Total
Property	$(7,056)	$3,929	$(5,843)	$4,762	$19,108	$14,900
Specialty - Short-tail	(34)	392	(520)	—	—	(162)
Specialty - Other	—	—	—	—	—	—
Net losses and loss expenses	$(7,090)	$4,321	$(6,363)	$4,762	$19,108	$14,738

•
Losses and loss expenses incurred during the three months ended December 31, 2016 from notable loss events were $18.6 million, or 7.9 percentage points of the loss ratio. Including the impact of net reinstatement premiums ceded of $0.7 million, the net loss attributable to the Reinsurance segment from 2016 notable loss events during the three months ended December 31, 2016 was $19.3 million and was incurred by event as follows:

	Three Months Ended December 31, 2016
	Notable Loss Events
(Dollars in thousands)	Canadian Wildfires	Hurricane Matthew	2016 New Zealand Earthquake	Total
Net losses and loss expenses	$(14,381)	$14,078	$18,902	$18,599
Reinstatement premiums, net	(2,130)	2,794	64	728
Net loss attributable to Reinsurance segment	$(16,511)	$16,872	$18,966	$19,327
Net losses and loss expenses from the 2016 notable loss events by line of business were as follows:

	Three Months Ended December 31, 2016
	Notable Loss Events
(Dollars in thousands)	Canadian Wildfires	Hurricane Matthew	2016 New Zealand Earthquake	Total
Property	$(14,381)	$12,158	$18,902	$16,679
Specialty - Short-tail	—	1,920	—	1,920
Specialty - Other	—	—	—	—
Net losses and loss expenses	$(14,381)	$14,078	$18,902	$18,599
Non-notable Loss Events

•
Losses and loss expenses incurred during the three months ended December 31, 2017 from non-notable loss events were $9.4 million, or 3.7 percentage points of the loss ratio. The non-notable losses were driven by adverse development on the third quarter 2017 Mexico City Earthquake loss event due to the reallocation of retrocession recoveries and related primarily to the property lines. Including the impact of net reinstatement premiums ceded of $0.7 million, the net loss attributable to the Reinsurance segment was $10.1 million.

•	There were no non-notable loss events occurring during the three months ended December 31, 2016.
Attritional losses

•
Attritional losses of $132.9 million, or 53.1 percentage points of the loss ratio during the three months ended December 31, 2017 compared to $109.8 million, or 46.9 percentage points of the loss ratio during the three months ended December 31, 2016. The increase was primarily due to a single mid-size loss which did not meet the non-notable loss threshold.

Change in prior accident years

◦	Loss reserve development for the three months ended December 31, 2017 and 2016 was as follows:

	Three Months Ended December 31, 2017
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
Adverse (favorable) development on event losses	$492	$319	$(492)	$319
(Favorable) development on attritional losses	(2,447)	(16,571)	(2,546)	(21,564)
Change in prior accident years	$(1,955)	$(16,252)	$(3,038)	$(21,245)

	Three Months Ended December 31, 2016
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
(Favorable) development on event losses	$(3,407)	$(1,141)	$(17)	$(4,565)
(Favorable) development on attritional losses	(1,808)	(26,748)	(1,751)	(30,307)
Change in prior accident years	$(5,215)	$(27,889)	$(1,768)	$(34,872)
The net favorable development for the three months ended December 31, 2017 and 2016 was primarily driven by favorable development on attritional losses.

•	Loss ratio for the three months ended December 31, 2017 and 2016 was 54.2% and 39.9%, respectively, an increase of 14.3 percentage points.

•	Policy acquisition cost ratio for the three months ended December 31, 2017 was 23.2% compared to 23.6% for the three months ended December 31, 2016, a decrease of 0.4 percentage points.

•
General and administrative expenses for the three months ended December 31, 2017 were $23.6 million compared to $21.2 million for the three months ended December 31, 2016, an increase of $2.4 million or 11.1%. The increase in general and administrative expenses was primarily driven by a higher allocation of costs to the segment during the three months ended December 31, 2017.

•	Combined ratio for the three months ended December 31, 2017 and 2016 was 87.8% and 73.8%, respectively, an increase of 14.0 percentage points.

•	Underwriting income for the three months ended December 31, 2017 was $30.7 million compared to $61.3 million for the three months ended December 31, 2016, a decrease of $30.5 million or 49.8%.

Fourth Quarter 2017 Results of Operations - Insurance Segment
The following table presents underwriting results by line of business for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017				2016
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total	Property	Specialty - Short-tail	Specialty - Other	Total
Underwriting revenues
Gross premiums written	$105,005	$155,233	$116,776	$377,014	$96,225	$86,568	$115,112	$297,905
Reinsurance premiums ceded	(30,954)	(14,924)	(10,500)	(56,378)	(18,065)	(6,350)	(8,447)	(32,862)
Net premiums written	74,051	140,309	106,276	320,636	78,160	80,218	106,665	265,043
Change in unearned premiums	(8,986)	23,026	(1,647)	12,393	(7,184)	(2,585)	(15,131)	(24,900)
Net premiums earned	65,065	163,335	104,629	333,029	70,976	77,633	91,534	240,143
Other insurance related income				3,957				284
Total underwriting revenues				336,986				240,427
Underwriting deductions
Losses and loss expenses	80,935	98,083	65,890	244,908	63,502	42,274	58,641	164,417
Policy acquisition costs	16,008	22,010	22,385	60,403	13,836	23,401	21,157	58,394
Total underwriting deductions before G&A	96,943	120,093	88,275	305,311	77,338	65,675	79,798	222,811
Underwriting (loss) income before G&A	$(31,878)	$43,242	$16,354	$31,675	$(6,362)	$11,958	$11,736	$17,616
General and administrative expenses				64,945				33,069
Share compensation expenses				3,512				3,693
Total underwriting deductions				373,768				259,573
Underwriting (loss)				$(36,782)				$(19,146)

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$66,150	$102,135	$77,667	$245,952	$57,262	$39,791	$60,231	$157,284
Current period—notable loss events	21,189	62	(334)	20,917	14,208	3,358	164	17,730
Current period—non-notable loss events	(1,526)	(750)	—	(2,276)	193	(4)	—	189
Change in prior accident years	(4,878)	(3,364)	(11,443)	(19,685)	(8,161)	(871)	(1,754)	(10,786)
Total losses and loss expenses	$80,935	$98,083	$65,890	$244,908	$63,502	$42,274	$58,641	$164,417
Selected ratios:
Ratio of net to gross premiums written	70.5%	90.4%	91.0%	85.0%	81.2%	92.7%	92.7%	89.0%
Losses and loss expense ratio:
Current period excluding items below	101.6%	62.6%	74.2%	73.8%	80.7%	51.3%	65.8%	65.5%
Current period—notable loss events	32.6%	—%	(0.3)%	6.3%	20.0%	4.3%	0.2%	7.4%
Current period—non-notable loss events	(2.3)%	(0.5)%	—%	(0.7)%	0.3%	—%	—%	0.1%
Change in prior accident years	(7.5)%	(2.1)%	(10.9)%	(5.9)%	(11.5)%	(1.1)%	(1.9)%	(4.5)%
Losses and loss expense ratio	124.4%	60.0%	63.0%	73.5%	89.5%	54.5%	64.1%	68.5%
Policy acquisition cost ratio	24.6%	13.5%	21.4%	18.1%	19.5%	30.1%	23.1%	24.3%
General and administrative expense ratio				20.6%				15.3%
Expense ratio				38.7%				39.6%
Combined ratio				112.2%				108.1%

Highlights for the fourth quarter 2017 were as follows:

•
Gross premiums written for the three months ended December 31, 2017 were $377.0 million compared to $297.9 million for the three months ended December 31, 2016, an increase of $79.1 million, or 26.6% and included the following:

◦
Property premiums of $105.0 million during the three months ended December 31, 2017, compared to $96.2 million during the three months ended December 31, 2016, an increase of $8.8 million, or 9.1%. The increase was primarily driven by the continued build out of product offerings in the U.S. short-tail property lines;

◦
Specialty - short-tail premiums of $155.2 million during the three months ended December 31, 2017, compared to $86.6 million during the three months ended December 31, 2016, an increase of $68.7 million, or 79.3%. The increase was primarily driven by new agriculture business written through CRS; and

◦
Specialty - other premiums of $116.8 million during the three months ended December 31, 2017, compared to $115.1 million during the three months ended December 31, 2016, an increase of $1.7 million, or 1.4%.

•
Reinsurance premiums ceded for the three months ended December 31, 2017 were $56.4 million compared to $32.9 million for the three months ended December 31, 2016, an increase of $23.5 million, or 71.6%, primarily driven by increases in the property and specialty - short-tail lines of $12.9 million and $8.6 million, respectively. The increase in the property lines was primarily driven by the growth in gross premiums written as noted above and new reinsurance cover purchased from Tailwind Re. The increase in the specialty - short-tail lines was due to an increase in ceded agriculture premiums relating to new business written through CRS.

•
Net premiums earned for the three months ended December 31, 2017 were $333.0 million compared to $240.1 million for the three months ended December 31, 2016, an increase of $92.9 million, or 38.7%. The increase was primarily driven by an increase in the specialty - short-tail lines of $85.7 million due to agriculture net premiums earned relating to new business written through CRS.

•
Losses and loss expenses for the three months ended December 31, 2017 were $244.9 million compared to $164.4 million for the three months ended December 31, 2016, an increase of $80.5 million or 49.0% and included the following:

Notable Loss Events

•
Losses and loss expenses incurred during the three months ended December 31, 2017 from notable loss events were $20.9 million, or 6.3 percentage points of the loss ratio and included losses from fourth quarter 2017 notable loss events of $14.6 million, or 4.4 percentage points of the loss ratio, and losses from third quarter 2017 notable loss events of $6.3 million, or 1.9 percentage points of the loss ratio. Including the impact of net reinstatement premiums ceded of $4.2 million, the net loss attributable to the Insurance segment from 2017 notable loss events during the three months ended December 31, 2017 was $25.1 million and was incurred by event as follows:

	Three Months Ended December 31, 2017
	Notable Loss Events
(Dollars in thousands)	Hurricane Harvey	Hurricane Irma	Hurricane Maria	Northern California Wildfires	Southern California Wildfires	Total
Net losses and loss expenses	$(592)	$4,147	$2,725	$10,250	$4,387	$20,917
Net impact on premiums earned (a)	3,833	(498)	879	—	—	4,214
Net loss attributable to Insurance segment	$3,241	$3,649	$3,604	$10,250	$4,387	$25,131

(a)	Net impact on premiums earned includes reinstatement premiums assumed and ceded.
Net losses and loss expenses from the 2017 notable loss events by line of business were as follows:

	Three Months Ended December 31, 2017
	Notable Loss Events
(Dollars in thousands)	Hurricane Harvey	Hurricane Irma	Hurricane Maria	Northern California Wildfires	Southern California Wildfires	Total
Property	$(687)	$6,834	$2,655	$8,250	$4,137	$21,189
Specialty - Short-tail	313	(2,571)	70	2,000	250	62
Specialty - Other	(218)	(116)	—	—	—	(334)
Net losses and loss expenses	$(592)	$4,147	$2,725	$10,250	$4,387	$20,917

•
Losses and loss expenses incurred during the three months ended December 31, 2016 from notable loss events were $17.7 million, or 7.4 percentage points of the loss ratio. Net of reinstatement premiums of $0.1 million, the net loss attributable to the Insurance segment from 2016 notable loss events during the three months ended December 31, 2016 was $17.6 million and was incurred by event as follows:

	Three Months Ended December 31, 2016
	Notable Loss Events
(Dollars in thousands)	Canadian Wildfires	Hurricane Matthew	2016 New Zealand Earthquake	Total
Net losses and loss expenses	$241	$15,239	$2,250	$17,730
Reinstatement premiums, net	(133)	—	—	(133)
Net loss attributable to Insurance segment	$108	$15,239	$2,250	$17,597
Net losses and loss expenses from the 2016 notable loss events by line of business were as follows:

	Three Months Ended December 31, 2016
	Notable Loss Events
(Dollars in thousands)	Canadian Wildfires	Hurricane Matthew	2016 New Zealand Earthquake	Total
Property	$37	$11,921	$2,250	$14,208
Specialty - Short-tail	204	3,154	—	3,358
Specialty - Other	—	164	—	164
Net losses and loss expenses	$241	$15,239	$2,250	$17,730
Non-notable Loss Events

•
Losses and loss expenses incurred during the three months ended December 31, 2017 from non-notable loss events were $(2.3) million, which benefited the loss ratio by 0.7 percentage points. The reduction in non-notable losses was driven by favorable development on the third quarter 2017 Mexico City Earthquake loss event and related primarily to the property lines.

•	There were no non-notable loss events occurring during the three months ended December 31, 2016.
Attritional losses

•
Attritional losses of $246.0 million, or 73.8 percentage points of the loss ratio during the three months ended December 31, 2017 compared to $157.3 million, or 65.5 percentage points of the loss ratio during the three months ended December 31, 2016. The increase was primarily driven by the addition of CRS and a higher frequency of mid-size losses which did not meet the non-notable loss threshold.

Change in prior accident years

◦	Loss reserve development for the three months ended December 31, 2017 and 2016 was as follows:

	Three Months Ended December 31, 2017
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
Adverse development on event losses	$53	$177	$6	$236
(Favorable) development on attritional losses	(4,931)	(3,541)	(11,449)	(19,921)
Change in prior accident years	$(4,878)	$(3,364)	$(11,443)	$(19,685)

	Three Months Ended December 31, 2016
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
(Favorable) adverse development on event losses	$(39)	$(555)	$16	$(578)
(Favorable) development on attritional losses	(8,122)	(316)	(1,770)	(10,208)
Change in prior accident years	$(8,161)	$(871)	$(1,754)	$(10,786)
The net favorable development for the three months ended December 31, 2017 and 2016 was primarily driven by favorable development on attritional losses.

•	Loss ratio for the three months ended December 31, 2017 and 2016 was 73.5% and 68.5%, respectively, an increase of 5.0 percentage points.

•
Policy acquisition cost ratio for the three months ended December 31, 2017 was 18.1% compared to 24.3% for the three months ended December 31, 2016, a decrease of 6.2 percentage points. The decrease was primarily driven by new agriculture business written during the three months ended December 31, 2017 which carries lower acquisition costs.

•
General and administrative expenses for the three months ended December 31, 2017 were $64.9 million compared to $33.1 million for the three months ended December 31, 2016, an increase of $31.9 million or 96.4%. General and administrative expenses for the three months ended December 31, 2017 included $11.8 million of CRS expenses, of which $1.8 million related to the amortization of intangible assets acquired. The remaining increase in general and administrative expenses was primarily driven by a higher allocation of costs to the segment during the three months ended December 31, 2017 and a reduction in the performance bonus accrual during the three months ended December 31, 2016.

•	Combined ratio for the three months ended December 31, 2017 and 2016 was 112.2% and 108.1%, respectively, an increase of 4.1 percentage points.

•	Underwriting (loss) for the three months ended December 31, 2017 was $(36.8) million compared to $(19.1) million for the three months ended December 31, 2016, an increase of $17.6 million or 92.1%.

Fourth Quarter 2017 Results of Operations - Asset Management Segment
The following table presents the Asset Management segment (loss) income on an asset manager basis for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
(Dollars in thousands)	2017	2016
Fee revenues
Third party	$5,061	$3,928
Related party	418	737
Total fee revenues	5,479	4,665
Expenses
General and administrative expenses	2,582	2,676
Share compensation expenses	41	82
Finance expenses	30	33
Tax (benefit) expense	(61)	90
Foreign exchange losses	—	2
Total expenses	2,592	2,883
Income before investment (loss) income from funds and sidecars	2,887	1,782
Investment (loss) income from funds and sidecars (a)
AlphaCat Sidecars	11	14
AlphaCat ILS Funds - Lower Risk (b)	961	1,998
AlphaCat ILS Funds - Higher Risk (b)	(5,813)	1,864
BetaCat ILS Funds	827	644
Validus' share of investment (loss) income from funds and sidecars	(4,014)	4,520
Asset Management segment (loss) income	$(1,127)	$6,302

Gross premiums written
AlphaCat Sidecars	$(247)	$(163)
AlphaCat ILS Funds - Lower Risk (b)	10,776	(19)
AlphaCat ILS Funds - Higher Risk (b)	4,493	(105)
AlphaCat Direct (c)	(24)	23
Total	$14,998	$(264)

(a)	The investment income (loss) from funds and sidecars is based on equity accounting.

(b)
Lower risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of less than 7%, whereas higher risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of 7% or greater. The maximum permitted portfolio expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit.

(c)	AlphaCat Direct includes direct investments from a third party investor in AlphaCat Re.
Highlights for the fourth quarter 2017 were as follows:

•
Fee revenues earned for the three months ended December 31, 2017 were $5.5 million compared to $4.7 million during the three months ended December 31, 2016, an increase of $0.8 million or 17.4%. Third party fee revenues earned during the three months ended December 31, 2017 were $5.1 million compared to $3.9 million during the three months ended December 31, 2016, an increase of $1.1 million or 28.8%. The increase in third party fee revenues was primarily driven by an increase in management fees as a result of an increase in assets under management over the last twelve months.

•	Total expenses for the three months ended December 31, 2017 were $2.6 million compared to $2.9 million during the three months ended December 31, 2016, a decrease of $0.3 million, or 10.1%.

•
Validus’ share of investment (loss) from funds and sidecars for the three months ended December 31, 2017 was $(4.0) million compared to income of $4.5 million during the three months ended December 31, 2016, a decrease of $8.5 million. The decrease was driven by the fourth quarter 2017 notable loss events.

•
Asset Management segment (loss) for the three months ended December 31, 2017 was $(1.1) million compared to income of $6.3 million during the three months ended December 31, 2016, a decrease of $7.4 million.

Assets Under Management

	Assets Under Management (a)
(Dollars in thousands)	January 1, 2018	October 1, 2017
Assets Under Management - Related Party (a)
AlphaCat Sidecars	$5,631	$5,608
AlphaCat ILS Funds - Lower Risk (b)	75,898	75,492
AlphaCat ILS Funds - Higher Risk (b)	68,290	62,566
AlphaCat Direct (c)	—	—
BetaCat ILS Funds	24,914	24,084
Total	$174,733	$167,750

Assets Under Management - Third Party (a)
AlphaCat Sidecars	$20,565	$20,459
AlphaCat ILS Funds - Lower Risk (b)	1,663,606	1,317,417
AlphaCat ILS Funds - Higher Risk (b)	1,029,224	687,674
AlphaCat Direct (c)	443,730	546,226
BetaCat ILS Funds	67,046	120,391
Total	3,224,171	2,692,167
Total Assets Under Management (a)	$3,398,904	$2,859,917

(a)	The Company’s assets under management are based on NAV and are represented by investments made by related parties and third parties in the feeder funds and on a direct basis.

(b)
Lower risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of less than 7%, whereas higher risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of 7% or greater. The maximum permitted portfolio expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit.

(c)	AlphaCat Direct includes direct investments from third party investors in AlphaCat Re.
Assets under management were $3.4 billion as at January 1, 2018, compared to $2.9 billion as at October 1, 2017, of which third party assets under management were $3.2 billion as at January 1, 2018, compared to $2.7 billion as at October 1, 2017.
During the three months ended January 1, 2018, a total of $1,045.3 million of capital was raised, of which $1,029.1 million was raised from third parties. During the three months ended January 1, 2018, $402.4 million was returned to investors, of which $401.4 million was returned to third party investors.

Fourth Quarter 2017 Results - Corporate and Investments
The following table presents the Corporate and Investment function’s income and expense items on a consolidated basis for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
(Dollars in thousands)	2017	2016
Managed investments
Managed net investment income (a)	$41,609	$35,875
Net realized gains on managed investments (a)	7,157	9,166
Change in net unrealized (losses) on managed investments (a)	(24,861)	(67,676)
Income from investment affiliates	6,345	2,166
Total managed investment return	30,250	(20,469)

Corporate expenses
General and administrative expenses	5,582	19,973
Share compensation expenses	4,147	3,856
Finance expenses (a)	15,732	14,546
Dividends on preferred shares	5,828	2,203
Tax (benefit) (a)	(351)	(21,237)
Total Corporate expenses	30,938	19,341

Other items
Foreign exchange (losses) (a)	(829)	(850)
Other income	—	7
Total other items	(829)	(843)
Total Corporate and Investments	$(1,517)	$(40,653)

(a)	These items exclude the components which are included in the Asset Management segment income (loss) and amounts which are consolidated from VIEs.
Managed investments
Highlights for the fourth quarter 2017 were as follows:

•
Managed net investment income for the three months ended December 31, 2017 was $41.6 million compared to $35.9 million for the three months ended December 31, 2016, an increase of $5.7 million, or 16.0%. The increase was primarily driven by increased returns on the Company’s portfolio of managed fixed maturities and other investments.

•
Annualized effective yield on managed investments for the three months ended December 31, 2017 was 2.44%, compared to 2.25% for the three months ended December 31, 2016, an increase of 19 basis points.

•	Net realized gains on managed investments for the three months ended December 31, 2017 were $7.2 million compared to $9.2 million for the three months ended December 31, 2016.

•
Change in net unrealized (losses) on managed investments for the three months ended December 31, 2017 was $(24.9) million compared to $(67.7) million for the three months ended December 31, 2016. Changes in unrealized (losses) on managed investments during the three months ended December 31, 2017 were primarily driven by the impact of interest rate increases on the Company’s managed fixed maturity portfolio.

•
Income from investment affiliates for the three months ended December 31, 2017 was $6.3 million compared to $2.2 million for the three months ended December 31, 2016, an increase of $4.2 million, or 192.9%. The income from investment affiliates represents equity earnings on investments in funds managed by Aquiline Capital Partners LLC.

Corporate expenses and other items
Highlights for the fourth quarter 2017 were as follows:

•
General and administrative expenses for the three months ended December 31, 2017 were $5.6 million compared to $20.0 million for the three months ended December 31, 2016, a decrease of $14.4 million, or 72.1%. The decrease was primarily driven by a lower bonus accrual and a higher allocation of costs to reportable segments during the three months ended December 31, 2017.

•	Share compensation expenses for the three months ended December 31, 2017 were $4.1 million compared to $3.9 million for the three months ended December 31, 2016, an increase of $0.3 million, or 7.5%.

•
Finance expenses for the three months ended December 31, 2017 were $15.7 million compared to $14.5 million for the three months ended December 31, 2016, an increase of $1.2 million, or 8.2%. The increase was primarily driven by interest expenses relating to short-term borrowings which were repaid in full during the three months ended December 31, 2017.

•
Dividends paid on preferred shares for the three months ended December 31, 2017 were $5.8 million compared to $2.2 million for the three months ended December 31, 2016, an increase of $3.6 million, or 164.5% due to $250.0 million of new Series B preferred shares issued during the second quarter of 2017.

•
Tax (benefit) for the three months ended December 31, 2017 was $(0.4) million compared to $(21.2) million for the three months ended December 31, 2016. The tax benefit during the three months ended December 31, 2017 mainly related to operating losses in the Insurance segment and was partially offset by the re-measurement of net deferred taxes following the recently enacted 2017 Tax Act. The tax benefit during the three months ended December 31, 2016 related to a partial release of a valuation allowance which had been applied against a deferred tax asset related to net operating losses acquired as part of the Company’s acquisition of Flagstone. The release was due to the Company believing it is more-likely-than-not that it will have sufficient future taxable income to realize a portion of that deferred tax asset over three years beginning in 2017 and in accordance with U.S. GAAP, the Company was required to record a tax benefit of $18.4 million during the fourth quarter of 2016.

•	Foreign exchange (losses) for the three months ended December 31, 2017 were $(0.8) million compared to $(0.9) million for the three months ended December 31, 2016.

Full Year 2017, 2016 and 2015 Results of Operations - Consolidated
The following table presents the results of operations for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Revenues
Gross premiums written	$2,950,938	$2,648,705	$2,557,506
Reinsurance premiums ceded	(469,633)	(289,705)	(328,681)
Net premiums written	2,481,305	2,359,000	2,228,825
Change in unearned premiums	99,783	(109,835)	18,064
Net premiums earned	2,581,088	2,249,165	2,246,889
Net investment income	177,873	150,385	127,824
Net realized gains on investments	7,623	15,757	2,298
Change in net unrealized gains (losses) on investments	3,215	16,871	(32,395)
Income (loss) from investment affiliates	22,010	(2,083)	4,281
Other insurance related income and other income	13,179	2,195	5,111
Foreign exchange (losses) gains	(7,447)	10,864	(8,731)
Total revenues	2,797,541	2,443,154	2,345,277
Expenses
Losses and loss expenses	2,300,178	1,065,097	977,833
Policy acquisition costs	471,553	449,482	410,058
General and administrative expenses	352,137	336,294	363,709
Share compensation expenses	40,111	42,907	38,341
Finance expenses	58,546	58,520	74,742
Transaction expenses	4,427	—	—
Total expenses	3,226,952	1,952,300	1,864,683
(Loss) income before taxes, (loss) from operating affiliate and loss (income) attributable to AlphaCat investors	(429,411)	490,854	480,594
Tax benefit (expense)	7,580	19,729	(6,376)
(Loss) from operating affiliate	—	(23)	(3,949)
Loss (income) attributable to AlphaCat investors	16,929	(23,358)	(2,412)
Net (loss) income	(404,902)	487,202	467,857
Net loss (income) attributable to noncontrolling interests	357,280	(123,363)	(92,964)
Net (loss) income (attributable) available to Validus	(47,622)	363,839	374,893
Dividends on preferred shares	(15,861)	(4,455)	—
Net (loss) income (attributable) available to Validus common shareholders	$(63,483)	$359,384	$374,893

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$1,425,166	$1,120,841	$1,164,775
Current period—notable loss events	1,046,949	90,211	96,964
Current period—non-notable loss events	50,596	70,237	22,231
Change in prior accident years	(222,533)	(216,192)	(306,137)
Total losses and loss expenses	$2,300,178	$1,065,097	$977,833
Selected ratios:
Ratio of net to gross premiums written	84.1%	89.1%	87.1%
Losses and loss expense ratio:
Current period excluding items below	55.1%	49.9%	51.8%
Current period—notable loss events	40.6%	4.0%	4.3%
Current period—non-notable loss events	2.0%	3.1%	1.0%
Change in prior accident years	(8.6)%	(9.6)%	(13.6)%
Losses and loss expense ratio	89.1%	47.4%	43.5%
Policy acquisition cost ratio	18.3%	20.0%	18.3%
General and administrative expense ratio	15.2%	16.8%	17.9%
Expense ratio	33.5%	36.8%	36.2%
Combined ratio	122.6%	84.2%	79.7%

Highlights for the years ended December 31, 2017, 2016 and 2015 were as follows:

•
Gross premiums written for the years ended December 31, 2017, 2016 and 2015 were $2,950.9 million, $2,648.7 million and $2,557.5 million, respectively. The increase in gross premiums written during the year ended December 31, 2017 as compared to 2016 of $302.2 million, or 11.4% was primarily driven by an increase in the Insurance and Asset Management segments. The increase in gross premiums written of $91.2 million, or 3.6% during the year ended December 31, 2016 as compared to 2015 was primarily driven by an increase in the Asset Management segment.

•
Reinsurance premiums ceded for the years ended December 31, 2017, 2016 and 2015 were $469.6 million, $289.7 million, and $328.7 million, respectively. The increase in reinsurance premiums ceded during the year ended December 31, 2017 as compared to 2016 of $179.9 million, or 62.1% was primarily driven by increases in the Reinsurance and Insurance segments. The decrease in reinsurance premiums ceded of $39.0 million, or 11.9% during the year ended December 31, 2016 as compared to 2015 was primarily driven by a decrease in the Reinsurance segment.

•	Net premiums earned for the years ended December 31, 2017, 2016 and 2015 were $2,581.1 million, $2,249.2 million, and $2,246.9 million, respectively.

•	Losses and loss expenses for the years ended December 31, 2017, 2016 and 2015 were $2,300.2 million, $1,065.1 million and $977.8 million, respectively and included the following:
Notable Loss Events

•
Losses and loss expenses incurred during the year ended December 31, 2017 from notable loss events were $1,046.9 million, or 40.6 percentage points of the loss ratio. Net of losses attributable to AlphaCat investors and noncontrolling interests of $603.4 million and the net impact of reinstatement premiums and acceleration of unearned premiums of $31.3 million, the net loss attributable to Validus from 2017 notable loss events was $412.2 million and was incurred by event as follows:

	Year Ended December 31, 2017
	Notable Loss Events
(Dollars in thousands)	Hurricane Harvey	Hurricane Irma	Hurricane Maria	Northern California Wildfires	Southern California Wildfires	Total
Net losses and loss expenses	$313,204	$458,145	$149,351	$87,754	$38,495	$1,046,949
Net losses and loss expenses attributable to AlphaCat third party investors and noncontrolling interests	(163,103)	(265,362)	(93,531)	(67,592)	(13,837)	(603,425)
Validus’ share of net losses and loss expenses	150,101	192,783	55,820	20,162	24,658	443,524
Net impact on premiums earned (a)	4,653	(26,433)	(1,482)	(8,024)	—	(31,286)
Net loss attributable to Validus	$154,754	$166,350	$54,338	$12,138	$24,658	$412,238

(a)	Net impact on premiums earned includes reinstatement premiums assumed and ceded and the net impact of accelerating unearned premiums assumed and ceded.

•
Losses and loss expenses incurred during the year ended December 31, 2016 from notable loss events were $90.2 million, or 4.0 percentage points of the loss ratio. Net of losses attributable to AlphaCat investors and noncontrolling interests of $21.7 million and reinstatement premiums of $4.3 million, the net loss attributable to Validus from 2016 notable loss events was $64.2 million and was incurred by event as follows:

	Year Ended December 31, 2016
	Notable Loss Events
(Dollars in thousands)	Canadian Wildfires	Hurricane Matthew	2016 New Zealand Earthquake	Total
Net losses and loss expenses	$19,650	$39,140	$31,421	$90,211
Net losses and loss expenses attributable to AlphaCat third party investors and noncontrolling interests	(3,696)	(8,943)	(9,068)	(21,707)
Validus’ share of net losses and loss expenses	15,954	30,197	22,353	68,504
Reinstatement premiums, net	(1,496)	(2,781)	(65)	(4,342)
Net loss attributable to Validus	$14,458	$27,416	$22,288	$64,162

•
Losses and loss expenses incurred during the year ended December 31, 2015 from notable loss events were $97.0 million, or 4.3 percentage points of the loss ratio. Net of reinstatement premiums of $1.8 million, the net loss attributable to Validus from 2015 non-notable loss events was $95.2 million and was incurred by event as follows:

	Year Ended December 31, 2015
	Notable Loss Events
(Dollars in thousands)	Tianjin Port Explosion	Pemex Oil Refinery Explosion	Total
Validus’ share of net losses and loss expenses	$47,427	$49,537	$96,964
Reinstatement premiums, net	(3,896)	2,130	(1,766)
Net loss attributable to Validus	$43,531	$51,667	$95,198
Non-notable Loss Events

•
Losses and loss expenses incurred during the year ended December 31, 2017 from non-notable loss events were $50.6 million, or 2.0 percentage points of the loss ratio. Net of losses attributable to AlphaCat investors and noncontrolling interests of $4.1 million and including the impact of net reinstatement premiums ceded of $0.3 million, the net loss attributable to Validus from 2017 non-notable loss events was $46.8 million and was incurred by event as follows:

	Year Ended December 31, 2017
	Non-notable Loss Events
(Dollars in thousands)	Energy Loss Event	Mexico City Earthquake	Total
Net losses and loss expenses	$27,330	$23,266	$50,596
Net losses and loss expenses attributable to AlphaCat third party investors and noncontrolling interests	—	(4,104)	(4,104)
Validus’ share of net losses and loss expenses	27,330	19,162	46,492
Reinstatement premiums, net	513	(213)	300
Net loss attributable to Validus	$27,843	$18,949	$46,792

•
Losses and loss expenses incurred during the year ended December 31, 2016 from non-notable loss events were $70.2 million, or 3.1 percentage points of the loss ratio. Net of losses attributable to AlphaCat investors and noncontrolling interests of $5.6 million and reinstatement premiums of $12.6 million, the net loss attributable to Validus from 2016 non-notable loss events was $52.0 million and was incurred by event as follows:

	Year Ended December 31, 2016
	Non-notable Loss Events
(Dollars in thousands)	Texas Hailstorms	Kumamoto Earthquake	Jubilee Oil	SpaceX	Total
Net losses and loss expenses	$19,305	$15,480	$15,213	$20,239	70,237
Net losses and loss expenses attributable to AlphaCat third party investors and noncontrolling interests	(5,638)	—	—	—	(5,638)
Validus’ share of net losses and loss expenses	13,667	15,480	15,213	20,239	64,599
Reinstatement premiums, net	(2,108)	—	(8,942)	(1,510)	(12,560)
Net loss attributable to Validus	$11,559	$15,480	$6,271	$18,729	$52,039

•
Losses and loss expenses incurred during the year ended December 31, 2015 from a single non-notable loss event, the 2015 Chilean Earthquake, were $22.2 million, or 1.0 percentage point of the loss ratio. Net of reinstatement premiums of $2.2 million, the net loss attributable to Validus from 2015 non-notable loss events was $20.0 million.

Attritional losses
•Attritional losses of $1,425.2 million, $1,120.8 million and $1,164.8 million or 55.1, 49.9 and 51.8 percentage points of the loss ratio during the years ended December 31, 2017, 2016 and 2015, respectively.

Change in prior accident years

◦	Loss reserve development for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
(Favorable) development on event losses	$(30,765)	$(14,394)	$(52,196)
(Favorable) development on attritional losses	(191,768)	(201,798)	(253,941)
Change in prior accident years	$(222,533)	$(216,192)	$(306,137)
The favorable development on events in 2017 primarily related to favorable development on the 2015 Pemex oil refinery explosion. The favorable development on events in 2016 primarily related to favorable development on the 2015 Chilean Earthquake non-notable loss event and the 2015 Tianjin port explosion notable loss event and was partially offset by adverse development established following the receipt of a loss advice on an individual marine policy that incepted during the second half of 2015. The favorable development on events in 2015 primarily related to favorable development on Superstorm Sandy.

•	Loss ratio for the years ended December 31, 2017, 2016 and 2015 was 89.1%, 47.4% and 43.5%, respectively.

◦	Loss ratios by line of business for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Years Ended December 31,
	2017	2016	2015
Property	134.4%	35.3%	23.0%
Specialty - Short-tail	61.0%	53.6%	54.8%
Specialty - Other	60.5%	60.7%	59.6%
All lines	89.1%	47.4%	43.5%

•	Policy acquisition cost ratio for the years ended December 31, 2017, 2016 and 2015 was 18.3%, 20.0% and 18.3%, respectively.

•	General and administrative expenses for the years ended December 31, 2017, 2016 and 2015 were $352.1 million, $336.3 million and $363.7 million, respectively.

•	Combined ratio for the years ended December 31, 2017, 2016 and 2015 was 122.6%, 84.2% and 79.7%, respectively.

Full Year 2017 Results of Operations - Reinsurance Segment
The following table presents underwriting results by line of business for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017				2016
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total	Property	Specialty - Short-tail	Specialty - Other	Total
Underwriting revenues
Gross premiums written	$548,977	$505,111	$141,119	$1,195,207	$497,263	$555,504	$132,145	$1,184,912
Reinsurance premiums ceded	(147,547)	(45,071)	(16,671)	(209,289)	(88,342)	(32,623)	(366)	(121,331)
Net premiums written	401,430	460,040	124,448	985,918	408,921	522,881	131,779	1,063,581
Change in unearned premiums	45,946	(7,020)	(1,840)	37,086	10,214	(265)	(77,381)	(67,432)
Net premiums earned	447,376	453,020	122,608	1,023,004	419,135	522,616	54,398	996,149
Other insurance related income				67				25
Total underwriting revenues				1,023,071				996,174
Underwriting deductions
Losses and loss expenses	364,112	256,941	71,666	692,719	102,334	281,216	31,955	415,505
Policy acquisition costs	73,777	86,714	38,939	199,430	75,417	94,685	19,695	189,797
Total underwriting deductions before G&A	437,889	343,655	110,605	892,149	177,751	375,901	51,650	605,302
Underwriting income before G&A	$9,487	$109,365	$12,003	$130,922	$241,384	$146,715	$2,748	$390,872
General and administrative expenses				80,177				85,000
Share compensation expenses				10,762				11,668
Total underwriting deductions				983,088				701,970
Underwriting income				$39,983				$294,204

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$125,560	$287,369	$74,285	$487,214	$97,783	$325,426	$36,040	$459,249
Current period—notable loss events	258,798	38,967	—	297,765	43,244	1,920	—	45,164
Current period—non-notable loss events	13,817	7,225	—	21,042	22,409	24,309	—	46,718
Change in prior accident years	(34,063)	(76,620)	(2,619)	(113,302)	(61,102)	(70,439)	(4,085)	(135,626)
Total losses and loss expenses	$364,112	$256,941	$71,666	$692,719	$102,334	$281,216	$31,955	$415,505
Selected ratios:
Ratio of net to gross premiums written	73.1%	91.1%	88.2%	82.5%	82.2%	94.1%	99.7%	89.8%
Losses and loss expense ratio:
Current period excluding items below	28.1%	63.4%	60.6%	47.6%	23.4%	62.2%	66.2%	46.1%
Current period—notable loss events	57.8%	8.6%	—%	29.1%	10.3%	0.4%	—%	4.5%
Current period—non-notable loss events	3.1%	1.6%	—%	2.1%	5.3%	4.7%	—%	4.7%
Change in prior accident years	(7.6)%	(16.9)%	(2.1)%	(11.1)%	(14.6)%	(13.5)%	(7.5)%	(13.6)%
Losses and loss expense ratio	81.4%	56.7%	58.5%	67.7%	24.4%	53.8%	58.7%	41.7%
Policy acquisition cost ratio	16.5%	19.1%	31.8%	19.5%	18.0%	18.1%	36.2%	19.1%
General and administrative expense ratio				8.9%				9.7%
Expense ratio				28.4%				28.8%
Combined ratio				96.1%				70.5%

Highlights for the year ended December 31, 2017 as compared to the year ended December 31, 2016 were as follows:

•
Gross premiums written for the year ended December 31, 2017 were $1,195.2 million compared to $1,184.9 million for the year ended December 31, 2016, an increase of $10.3 million, or 0.9% and included the following:

•
Property premiums of $549.0 million during the year ended December 31, 2017, compared to $497.3 million during the year ended December 31, 2016, an increase of $51.7 million or 10.4%. The increase was primarily driven by $65.3 million of reinstatement premiums on 2017 notable and non-notable loss events and was partially offset by reductions in participation and the non-renewal of various catastrophe excess of loss and proportional programs due to unfavorable market conditions;

•
Specialty - short-tail premiums of $505.1 million during the year ended December 31, 2017, compared to $555.5 million during the year ended December 31, 2016, a decrease of $50.4 million or 9.1% primarily driven by a reduction in proportional agriculture business following the CRS acquisition; and

•
Specialty - other premiums of $141.1 million during the year ended December 31, 2017, compared to $132.1 million during the year ended December 31, 2016, an increase of $9.0 million or 6.8% primarily due to new business written and was partially offset by the timing of renewals in the casualty class of business.

•
Reinsurance premiums ceded for the year ended December 31, 2017 were $209.3 million compared to $121.3 million for the year ended December 31, 2016, an increase of $88.0 million or 72.5%. The increase was primarily driven by an increase in the property lines of $59.2 million as a result of new retrocession cover purchased from Tailwind Re, a new proportional retro program and new retrocession coverage purchased following 2017 notable loss events. Also contributing to the increase were increases in the specialty - short-tail and specialty - other lines of $12.4 million and $16.3 million, respectively, as a result of new non-proportional retro coverage and a new quota share retrocession program, respectively.

•
Net premiums earned for the year ended December 31, 2017 were $1,023.0 million compared to $996.1 million for the year ended December 31, 2016, an increase of $26.9 million or 2.7%. Excluding the net impact of reinstatement premiums assumed and the acceleration of unearned premiums ceded from 2017 notable loss events of $53.4 million, net premiums earned were $969.6 million, a decrease of $26.6 million, or 2.7% compared to the year ended December 31, 2016.

•
Losses and loss expenses for the year ended December 31, 2017 were $692.7 million compared to $415.5 million for the year ended December 31, 2016, an increase of $277.2 million or 66.7% and included the following:

Notable Loss Events

•
Losses and loss expenses incurred during the year ended December 31, 2017 from notable loss events were $297.8 million, or 29.1 percentage points of the loss ratio. Net of reinstatement premiums and the acceleration of unearned premiums of $53.4 million, the net loss attributable to the Reinsurance segment from 2017 notable loss events was $244.3 million and was incurred by event as follows:

	Year Ended December 31, 2017
	Notable Loss Events
(Dollars in thousands)	Hurricane Harvey	Hurricane Irma	Hurricane Maria	Northern California Wildfires	Southern California Wildfires	Total
Net losses and loss expenses	$104,611	$138,082	$31,202	$4,762	$19,108	$297,765
Net impact on premiums earned (a)	(11,028)	(30,927)	(3,460)	(8,024)	—	(53,439)
Net loss attributable to Reinsurance segment	$93,583	$107,155	$27,742	$(3,262)	$19,108	$244,326
(a)Net impact on premiums earned includes reinstatement premiums assumed and the net impact of accelerating unearned premiums assumed and ceded.
Net losses and loss expenses from the 2017 notable loss events by line of business were as follows:

	Year Ended December 31, 2017
	Notable Loss Events
(Dollars in thousands)	Hurricane Harvey	Hurricane Irma	Hurricane Maria	Northern California Wildfires	Southern California Wildfires	Total
Property	$85,476	$122,285	$27,167	$4,762	$19,108	$258,798
Specialty - Short-tail	19,135	15,797	4,035	—	—	38,967
Specialty - Other	—	—	—	—	—	—
Net losses and loss expenses	$104,611	$138,082	$31,202	$4,762	$19,108	$297,765

•
Losses and loss expenses incurred during the year ended December 31, 2016 from notable loss events were $45.2 million, or 4.5 percentage points of the loss ratio. Net of reinstatement premiums of $3.9 million, the net loss attributable to the Reinsurance segment from 2016 notable loss events was $41.2 million and was incurred by event as follows:

	Year Ended December 31, 2016
	Notable Loss Events
(Dollars in thousands)	Canadian Wildfires	Hurricane Matthew	2016 New Zealand Earthquake	Total
Net losses and loss expenses	$12,184	$14,078	$18,902	$45,164
Reinstatement premiums, net	(1,085)	(2,794)	(64)	(3,943)
Net loss attributable to Reinsurance segment	$11,099	$11,284	$18,838	$41,221
Net losses and loss expenses from the 2016 notable loss events by line of business were as follows:

	Year Ended December 31, 2016
	Notable Loss Events
(Dollars in thousands)	Canadian Wildfires	Hurricane Matthew	2016 New Zealand Earthquake	Total
Property	$12,184	$12,158	$18,902	$43,244
Specialty - Short-tail	—	1,920	—	1,920
Specialty - Other	—	—	—	—
Net losses and loss expenses	$12,184	$14,078	$18,902	$45,164
Non-notable Loss Events

•
Losses and loss expenses incurred during the year ended December 31, 2017 from non-notable loss events were $21.0 million, or 2.1 percentage points of the loss ratio. Net of reinstatement premiums of $1.6 million, the net loss attributable to the Reinsurance segment from 2017 non-notable loss events was $19.4 million and was incurred by event as follows:

	Year Ended December 31, 2017
	Non-notable Loss Events
(Dollars in thousands)	Energy Loss Event	Mexico City Earthquake	Total
Net losses and loss expenses	$10,854	$10,188	$21,042
Reinstatement premiums, net	(1,408)	(213)	(1,621)
Net loss attributable to Reinsurance segment	$9,446	$9,975	$19,421
Net losses and loss expenses from the 2017 notable loss events by line of business were as follows:

	Year Ended December 31, 2017
	Non-notable Loss Events
(Dollars in thousands)	Energy Loss Event	Mexico City Earthquake	Total
Property	$3,629	$10,188	$13,817
Specialty - Short-tail	7,225	—	7,225
Specialty - Other	—	—	—
Net losses and loss expenses	$10,854	$10,188	$21,042

•
Losses and loss expenses incurred during the year ended December 31, 2016 from non-notable loss events were $46.7 million, or 4.7 percentage points of the loss ratio. Net of reinstatement premiums of $11.5 million, the net loss attributable to the Reinsurance segment from 2016 non-notable loss events was $35.2 million and was incurred by event as follows:

	Year Ended December 31, 2016
	Non-notable Loss Events
(Dollars in thousands)	Texas Hailstorms	Kumamoto Earthquake	Jubilee Oil	SpaceX	Total
Net losses and loss expenses	$7,215	$15,195	$14,695	$9,613	$46,718
Reinstatement premiums, net	(2,077)	—	(7,981)	(1,485)	(11,543)
Net loss attributable to Reinsurance segment	$5,138	$15,195	$6,714	$8,128	$35,175
Net losses and loss expenses from the 2016 non-notable loss events by line of business were as follows:

	Year Ended December 31, 2016
	Non-notable Loss Events
(Dollars in thousands)	Texas Hailstorms	Kumamoto Earthquake	Jubilee Oil	SpaceX	Total
Property	$7,214	$15,195	$—	$—	$22,409
Specialty - Short-tail	1	—	14,695	9,613	24,309
Specialty - Other	—	—	—	—	—
Net losses and loss expenses	$7,215	$15,195	$14,695	$9,613	$46,718
Attritional losses
•Attritional losses for the year ended December 31, 2017 were $487.2 million, or 47.6 percentage points of the loss ratio compared to $459.2 million, or 46.1 percentage points of the loss ratio for the year ended December 31, 2016.
Change in prior accident years

◦	Loss reserve development for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31, 2017
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
(Favorable) development on event losses	$(14,885)	$(7,769)	$(285)	$(22,939)
(Favorable) development on attritional losses	(19,178)	(68,851)	(2,334)	(90,363)
Change in prior accident years	$(34,063)	$(76,620)	$(2,619)	$(113,302)
The favorable development on events in the property lines for the year ended December 31, 2017 primarily related to favorable development on multiple loss events. The favorable development on events in the specialty - short-tail lines for the year ended December 31, 2017 primarily related to favorable development on the 2015 Pemex oil refinery explosion notable loss event.

	Year Ended December 31, 2016
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
(Favorable) adverse development on event losses	$(34,957)	$6,831	$(17)	$(28,143)
(Favorable) development on attritional losses	(26,145)	(77,270)	(4,068)	(107,483)
Change in prior accident years	$(61,102)	$(70,439)	$(4,085)	$(135,626)
The favorable development on events in the property lines for the year ended December 31, 2016 primarily related to the 2015 Chilean Earthquake non-notable loss event and the 2015 Tianjin port explosion notable loss event. The adverse development on events in the specialty - short-tail lines for the year ended December 31, 2016 primarily related to reserves established following the receipt of a loss advice on an individual marine policy that incepted during the second half of 2015.

•	Loss ratio for the years ended December 31, 2017 and 2016 was 67.7% and 41.7%, respectively, an increase of 26.0 percentage points.

•	Policy acquisition cost ratio for the years ended December 31, 2017 and 2016 was 19.5% and 19.1%, respectively, an increase of 0.4 percentage points.

•
General and administrative expenses for the years ended December 31, 2017 and 2016 were $80.2 million and $85.0 million, respectively, a decrease of $4.8 million or 5.7%. The decrease was primarily driven by a reduction in the bonus accrual during the year ended December 31, 2017 and was partially offset by a higher allocation of costs to the segment during the year ended December 31, 2017.

•	Underwriting income for the year ended December 31, 2017 was $40.0 million compared to $294.2 million for the year ended December 31, 2016, a decrease of $254.2 million or 86.4%.

The following table presents underwriting results by line of business for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016				2015
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total	Property	Specialty - Short-tail	Specialty - Other	Total
Underwriting revenues
Gross premiums written	$497,263	$555,504	$132,145	$1,184,912	$571,612	$599,333	$23,644	$1,194,589
Reinsurance premiums ceded	(88,342)	(32,623)	(366)	(121,331)	(124,653)	(33,780)	—	(158,433)
Net premiums written	408,921	522,881	131,779	1,063,581	446,959	565,553	23,644	1,036,156
Change in unearned premiums	10,214	(265)	(77,381)	(67,432)	5,222	18,104	(11,499)	11,827
Net premiums earned	419,135	522,616	54,398	996,149	452,181	583,657	12,145	1,047,983
Other insurance related income				25				2,214
Total underwriting revenues				996,174				1,050,197
Underwriting deductions
Losses and loss expenses	102,334	281,216	31,955	415,505	90,148	382,203	(4,563)	467,788
Policy acquisition costs	75,417	94,685	19,695	189,797	75,590	93,203	4,781	173,574
Total underwriting deductions before G&A	177,751	375,901	51,650	605,302	165,738	475,406	218	641,362
Underwriting income before G&A	$241,384	$146,715	$2,748	$390,872	$286,443	$108,251	$11,927	$408,835
General and administrative expenses				85,000				94,531
Share compensation expenses				11,668				11,137
Total underwriting deductions				701,970				747,030
Underwriting income				$294,204				$303,167
Supplemental information:
Losses and loss expenses:
Current period excluding items below	$97,783	$325,426	$36,040	$459,249	$117,289	$402,406	$(3,511)	$516,184
Current period—notable loss events	43,244	1,920	—	45,164	25,875	44,624	—	70,499
Current period—non-notable loss events	22,409	24,309	—	46,718	18,134	366	—	18,500
Change in prior accident years	(61,102)	(70,439)	(4,085)	(135,626)	(71,150)	(65,193)	(1,052)	(137,395)
Total losses and loss expenses	$102,334	$281,216	$31,955	$415,505	$90,148	$382,203	$(4,563)	$467,788
Selected ratios:
Ratio of net to gross premiums written	82.2%	94.1%	99.7%	89.8%	78.2%	94.4%	100.0%	86.7%
Losses and loss expense ratio:
Current period excluding items below	23.4%	62.2%	66.2%	46.1%	25.9%	69.0%	(28.9)%	49.2%
Current period—notable loss events	10.3%	0.4%	—%	4.5%	5.7%	7.6%	—%	6.7%
Current period—non-notable loss events	5.3%	4.7%	—%	4.7%	4.0%	0.1%	—%	1.8%
Change in prior accident years	(14.6)%	(13.5)%	(7.5)%	(13.6)%	(15.7)%	(11.2)%	(8.7)%	(13.1)%
Losses and loss expense ratio	24.4%	53.8%	58.7%	41.7%	19.9%	65.5%	(37.6)%	44.6%
Policy acquisition cost ratio	18.0%	18.1%	36.2%	19.1%	16.7%	16.0%	39.4%	16.6%
General and administrative expense ratio				9.7%				10.1%
Expense ratio				28.8%				26.7%
Combined ratio				70.5%				71.3%

Highlights for the year ended December 31, 2016 as compared to the year ended December 31, 2015 were as follows:

•
Gross premiums written for the year ended December 31, 2016 were $1,184.9 million compared to $1,194.6 million for the year ended December 31, 2015, a decrease of $9.7 million, or 0.8% and included the following:

•
Property premiums of $497.3 million during the year ended December 31, 2016, compared to $571.6 million during the year ended December 31, 2015, a decrease of $74.3 million or 13.0%, primarily driven by reductions in our participation on various catastrophe excess of loss programs due to an unfavorable rate environment;

•
Specialty - short-tail premiums of $555.5 million during the year ended December 31, 2016, compared to $599.3 million during the year ended December 31, 2015, a decrease of $43.8 million or 7.3%, primarily driven by reductions in our participation on various marine programs as a result of challenging market conditions; and

•
Specialty - other premiums of $132.1 million during the year ended December 31, 2016, compared to $23.6 million during the year ended December 31, 2015, an increase of $108.5 million, primarily driven by new casualty business written during the year ended December 31, 2016.

•
Reinsurance premiums ceded for the year ended December 31, 2016 were $121.3 million compared to $158.4 million for the year ended December 31, 2015, a decrease of $37.1 million or 23.4%. The decrease was primarily due to a reduction in the costs associated with the Company’s main proportional retrocession program during the year ended December 31, 2016.

•
Net premiums earned for the year ended December 31, 2016 were $996.1 million compared to $1,048.0 million for the year ended December 31, 2015, a decrease of $51.8 million or 4.9%. The decrease was driven by decreases in the property and specialty - short-tail lines of $33.0 million and $61.0 million, respectively, as a result of lower gross premiums written during the year ended December 31, 2016, offset by the earned impact of the reduction in reinsurance premiums ceded and was partially offset by an increase in net premiums earned in the specialty lines of $42.3 million, primarily due to the increase in gross premiums written as noted above, the impact of reinstatement premiums and adjustments to existing business.

•
Losses and loss expenses for the year ended December 31, 2016 were $415.5 million compared to $467.8 million for the year ended December 31, 2015, a decrease of $52.3 million or 11.2% and included the following:

Notable Loss Events

•
Losses and loss expenses incurred during the year ended December 31, 2015 from notable loss events were $70.5 million, or 6.7 percentage points of the loss ratio. Net of reinstatement premiums of $0.4 million, the net loss attributable to the Reinsurance segment from 2015 notable loss events was $70.1 million and was incurred by event as follows:

	Year Ended December 31, 2015
	Notable Loss Events
(Dollars in thousands)	Tianjin Port Explosion	Pemex Oil Refinery Explosion	Total
Net losses and loss expenses	$41,162	$29,337	$70,499
Reinstatement premiums, net	(3,098)	2,704	(394)
Net loss attributable to Reinsurance segment	$38,064	$32,041	$70,105
Net losses and loss expenses from the 2015 notable loss events by line of business were as follows:

	Year Ended December 31, 2015
	Notable Loss Events
(Dollars in thousands)	Tianjin Port Explosion	Pemex Oil Refinery Explosion	Total
Property	$25,448	$427	$25,875
Specialty - Short-tail	15,714	28,910	44,624
Specialty - Other	—	—	—
Net losses and loss expenses	$41,162	$29,337	$70,499
Non-notable Loss Events

•
Losses and loss expenses incurred during the year ended December 31, 2015 from a single non-notable loss event, the 2015 Chilean Earthquake, were $18.5 million, or 1.8 percentage points of the loss ratio and related primarily to the property lines. Net of reinstatement premiums of $2.2 million, the net loss attributable to the Reinsurance segment was $16.3 million.

Attritional losses

•
Attritional losses during the year ended December 31, 2016 were $459.2 million, or 46.1 percentage points of the loss ratio compared to $516.2 million, or 49.2 percentage points of the loss ratio during the year ended December 31, 2015.

Change in prior accident years

◦	Loss reserve development for the year ended December 31, 2015 was as follows:

	Year Ended December 31, 2015
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
(Favorable) adverse development on event losses	$(33,113)	$745	$(266)	$(32,634)
(Favorable) development on attritional losses	(38,037)	(65,938)	(786)	(104,761)
Change in prior accident years	$(71,150)	$(65,193)	$(1,052)	$(137,395)
The favorable development on events in the property lines for the year ended December 31, 2015 was primarily related to Superstorm Sandy.

•	Loss ratio for the years ended December 31, 2016 and 2015 was 41.7% and 44.6%, respectively, a decrease of 2.9 percentage points.

•	Policy acquisition cost ratio for the years ended December 31, 2016 and 2015 was 19.1% and 16.6%, respectively, an increase of 2.5 percentage points.

•
General and administrative expenses for the years ended December 31, 2016 and 2015 were $85.0 million and $94.5 million, respectively, a decrease of $9.5 million or 10.1%. The decrease was primarily due to a reduction in office related expenses, staff costs and the performance bonus accrual.

•	Underwriting income for the year ended December 31, 2016 was $294.2 million compared to $303.2 million for the year ended December 31, 2015, a decrease of $9.0 million or 3.0%.

Full Year 2017 Results of Operations - Insurance Segment
The following table presents underwriting results by line of business for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017				2016
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total	Property	Specialty - Short-tail	Specialty - Other	Total
Underwriting revenues
Gross premiums written	$397,292	$580,952	$474,889	$1,453,133	$371,221	$397,602	$425,314	$1,194,137
Reinsurance premiums ceded	(130,554)	(90,489)	(40,012)	(261,055)	(78,676)	(45,693)	(38,300)	(162,669)
Net premiums written	266,738	490,463	434,877	1,192,078	292,545	351,909	387,014	1,031,468
Change in unearned premiums	(6,066)	96,319	(26,246)	64,007	(21,854)	17,191	(23,861)	(28,524)
Net premiums earned	260,672	586,782	408,631	1,256,085	270,691	369,100	363,153	1,002,944
Other insurance related income				7,035				1,367
Total underwriting revenues				1,263,120				1,004,311
Underwriting deductions
Losses and loss expenses	315,443	368,990	249,766	934,199	183,663	199,848	221,230	604,741
Policy acquisition costs	61,034	94,997	85,155	241,186	50,019	105,189	77,572	232,780
Total underwriting deductions before G&A	376,477	463,987	334,921	1,175,385	233,682	305,037	298,802	837,521
Underwriting (loss) income before G&A	$(115,805)	$122,795	$73,710	$87,735	$37,009	$64,063	$64,351	$166,790
General and administrative expenses				207,186				165,529
Share compensation expenses				12,774				14,987
Total underwriting deductions				1,395,345				1,018,037
Underwriting (loss)				$(132,225)				$(13,726)

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$239,511	$374,345	$288,815	$902,671	$198,128	$179,544	$266,840	$644,512
Current period—notable loss events	77,192	24,116	1,720	103,028	17,230	3,358	164	20,752
Current period—non-notable loss events	24,942	250	—	25,192	6,160	11,145	1	17,306
Change in prior accident years	(26,202)	(29,721)	(40,769)	(96,692)	(37,855)	5,801	(45,775)	(77,829)
Total losses and loss expenses	$315,443	$368,990	$249,766	$934,199	$183,663	$199,848	$221,230	$604,741
Selected ratios:
Ratio of net to gross premiums written	67.1%	84.4%	91.6%	82.0%	78.8%	88.5%	91.0%	86.4%
Losses and loss expense ratio:
Current period excluding items below	91.9%	63.8%	70.7%	71.9%	73.1%	48.6%	73.5%	64.3%
Current period—notable loss events	29.6%	4.1%	0.4%	8.2%	6.4%	0.9%	—%	2.1%
Current period—non-notable loss events	9.6%	—%	—%	2.0%	2.3%	3.0%	—%	1.7%
Change in prior accident years	(10.1)%	(5.1)%	(10.0)%	(7.7)%	(14.0)%	1.6%	(12.6)%	(7.8)%
Losses and loss expense ratio	121.0%	62.8%	61.1%	74.4%	67.8%	54.1%	60.9%	60.3%
Policy acquisition cost ratio	23.4%	16.2%	20.8%	19.2%	18.5%	28.5%	21.4%	23.2%
General and administrative expense ratio				17.5%				18.0%
Expense ratio				36.7%				41.2%
Combined ratio				111.1%				101.5%

Highlights for the year ended December 31, 2017 as compared to the year ended December 31, 2016 were as follows:

•
Gross premiums written for the year ended December 31, 2017 were $1,453.1 million compared to $1,194.1 million for the year ended December 31, 2016, an increase of $259.0 million, or 21.7% and included the following:

•
Property premiums of $397.3 million during the year ended December 31, 2017, compared to $371.2 million during the year ended December 31, 2016, an increase of $26.1 million or 7.0%. The increase was primarily driven by the continued build out of product offerings in the U.S. short-tail property lines;

•
Specialty - short-tail premiums of $581.0 million during the year ended December 31, 2017, compared to $397.6 million during the year ended December 31, 2016, an increase of $183.4 million or 46.1%. The increase was primarily driven by new agriculture business written through CRS and was partially offset by decreases in the marine, accident and health and contingency classes as a result of the non-renewal of various programs due to the current rate environment and premium adjustments on prior period policies; and

•
Specialty - other premiums of $474.9 million during the year ended December 31, 2017, compared to $425.3 million during the year ended December 31, 2016, an increase of $49.6 million or 11.7%. The increase was primarily driven by an increase in liability classes as a result of the continued build out of the Company’s U.S. underwriting platform and new financial lines business written.

•
Reinsurance premiums ceded for the year ended December 31, 2017 were $261.1 million compared to $162.7 million for the year ended December 31, 2016, an increase of $98.4 million or 60.5%. The increase was primarily driven by an increase in ceded agriculture premiums of $45.7 million relating to new business written through CRS, reinstatement premiums ceded of $22.9 million from 2017 notable loss events and new reinsurance coverage purchased following the 2017 notable loss events.

•
Net premiums earned for the year ended December 31, 2017 were $1,256.1 million compared to $1,002.9 million for the year ended December 31, 2016, an increase of $253.1 million or 25.2%. The increase was primarily due to the acquisition of CRS.

•
Losses and loss expenses for the year ended December 31, 2017 were $934.2 million compared to $604.7 million for the year ended December 31, 2016, an increase of $329.5 million or 54.5% and included the following:

Notable Loss Events

•
Losses and loss expenses incurred during the year ended December 31, 2017 from notable loss events were $103.0 million, or 8.2 percentage points of the loss ratio. Including reinstatement premiums ceded of $22.9 million, the net loss attributable to the Insurance segment from 2017 notable loss events was $125.9 million as follows:

	Year Ended December 31, 2017
	Notable Loss Events
(Dollars in thousands)	Hurricane Harvey	Hurricane Irma	Hurricane Maria	Northern California Wildfires	Southern California Wildfires	Total
Net losses and loss expenses	$34,711	$35,329	$18,351	$10,250	$4,387	$103,028
Reinstatement premiums, net	15,680	5,259	1,978	—	—	22,917
Net loss attributable to Insurance segment	$50,391	$40,588	$20,329	$10,250	$4,387	$125,945
Net losses and loss expenses from the 2017 notable loss events by line of business were as follows:

	Year Ended December 31, 2017
	Notable Loss Events
(Dollars in thousands)	Hurricane Harvey	Hurricane Irma	Hurricane Maria	Northern California Wildfires	Southern California Wildfires	Total
Property	$22,759	$24,648	$17,398	$8,250	$4,137	$77,192
Specialty - Short-tail	11,020	9,893	953	2,000	250	24,116
Specialty - Other	932	788	—	—	—	1,720
Net losses and loss expenses	$34,711	$35,329	$18,351	$10,250	$4,387	$103,028

•
Losses and loss expenses incurred during the year ended December 31, 2016 from notable loss events were $20.8 million, or 2.1 percentage points of the loss ratio. Net of reinstatement premiums $0.4 million, the net loss attributable to the Insurance segment from these 2016 notable loss events was $20.3 million and was incurred by event as follows:

	Year Ended December 31, 2016
	Notable Loss Events
(Dollars in thousands)	Canadian Wildfires	Hurricane Matthew	2016 New Zealand Earthquake	Total
Net losses and loss expenses	3,263	15,239	2,250	20,752
Reinstatement premiums, net	(411)	—	—	(411)
Net loss attributable to Insurance segment	$2,852	$15,239	$2,250	$20,341
Net losses and loss expenses from the 2016 notable loss events by line of business were as follows:

	Year Ended December 31, 2016
	Notable Loss Events
(Dollars in thousands)	Canadian Wildfires	Hurricane Matthew	2016 New Zealand Earthquake	Total
Property	3,059	11,921	2,250	17,230
Specialty - Short-tail	204	3,154	—	3,358
Specialty - Other	—	164	—	164
Net losses and loss expenses	$3,263	$15,239	$2,250	$20,752
Non-notable Loss Events

•
Losses and loss expenses incurred during the year ended December 31, 2017 from non-notable loss events were $25.2 million, or 2.0 percentage points of the loss ratio. Including reinstatement premiums ceded of $1.9 million, the net loss attributable to the Insurance segment from 2017 non-notable loss events was $27.1 million and was incurred by event as follows:

	Year Ended December 31, 2017
	Non-notable Loss Events
(Dollars in thousands)	Energy Loss Event	Mexico City Earthquake	Total
Net losses and loss expenses	16,476	8,716	25,192
Reinstatement premiums, net	1,921	—	1,921
Net loss attributable to Insurance segment	$18,397	$8,716	$27,113
Net losses and loss expenses from the 2017 notable loss events by line of business were as follows:

	Year Ended December 31, 2017
	Non-notable Loss Events
(Dollars in thousands)	Energy Loss Event	Mexico City Earthquake	Total
Property	16,476	8,466	24,942
Specialty - Short-tail	—	250	250
Specialty - Other	—	—	—
Net losses and loss expenses	$16,476	$8,716	$25,192

•
Losses and loss expenses incurred during the year ended December 31, 2016 from non-notable loss events were $17.3 million, or 1.7 percentage points of the loss ratio. Net of reinstatement premiums of $1.0 million, the net loss attributable to the Insurance segment from 2016 non-notable loss events was $16.3 million and was incurred by event as follows:

	Year Ended December 31, 2016
	Non-notable Loss Events
(Dollars in thousands)	Texas Hailstorms	Kumamoto Earthquake	Jubilee Oil	SpaceX	Total
Net losses and loss expenses	$5,877	$285	$518	$10,626	$17,306
Reinstatement premiums, net	(31)	—	(961)	(25)	(1,017)
Net loss attributable to Insurance segment	$5,846	$285	$(443)	$10,601	$16,289
Net losses and loss expenses from the 2016 non-notable loss events by line of business were as follows:

	Year Ended December 31, 2016
	Non-notable Loss Events
(Dollars in thousands)	Texas Hailstorms	Kumamoto Earthquake	Jubilee Oil	SpaceX	Total
Property	$5,875	$285	$—	$—	$6,160
Specialty - Short-tail	1	—	518	10,626	11,145
Specialty - Other	1	—	—	—	1
Net losses and loss expenses	$5,877	$285	$518	$10,626	$17,306
Attritional losses
•Attritional losses during the year ended December 31, 2017 were $902.7 million, or 71.9 percentage points of the loss ratio compared to $644.5 million, or 64.3 percentage points of the loss ratio during the year ended December 31, 2016. The increase was primarily driven by the addition of CRS and a higher frequency of mid-size losses which did not meet the non-notable loss threshold.
Change in prior accident years

◦	Loss reserve development for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31, 2017
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
(Favorable) development on event losses	$(658)	$(6,481)	$(328)	$(7,467)
(Favorable) development on attritional losses	(25,544)	(23,240)	(40,441)	(89,225)
Change in prior accident years	$(26,202)	$(29,721)	$(40,769)	$(96,692)
The favorable development on events for the year ended December 31, 2017 primarily related to favorable development on the 2015 Pemex oil refinery explosion.

	Year Ended December 31, 2016
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
(Favorable) adverse development on event losses	$(5,002)	$22,088	$(213)	$16,873
(Favorable) development on attritional losses	(32,853)	(16,287)	(45,562)	(94,702)
Change in prior accident years	$(37,855)	$5,801	$(45,775)	$(77,829)
The net favorable development for the year ended December 31, 2016 was primarily driven by favorable development on attritional losses and was partially offset by adverse development in the specialty - short-tail lines related to reserves established following the receipt of a loss advice on an individual marine policy that incepted during the second half of 2015.

•	Loss ratio for the years ended December 31, 2017 and 2016 was 74.4% and 60.3%, respectively, an increase of 14.1 percentage points.

•
Policy acquisition cost ratio for the years ended December 31, 2017 and 2016 was 19.2% and 23.2%, respectively, a decrease of 4.0 percentage points. The decrease was primarily driven by new agriculture business written during the year ended December 31, 2017 which carries lower acquisition costs.

•
General and administrative expenses for the years ended December 31, 2017 and 2016 were $207.2 million and $165.5 million, respectively, an increase of $41.7 million or 25.2%. General and administrative expenses for the year ended December 31, 2017 included $30.6 million of CRS expenses, of which $4.7 million related to the amortization of intangible assets acquired. The remaining increase in general and administrative expenses was primarily driven by the continued build out of the Company’s U.S. underwriting platform and a higher allocation of costs to the segment during the year ended December 31, 2017.

•	Underwriting (loss) for the year ended December 31, 2017 was $(132.2) million compared to $(13.7) million for the year ended December 31, 2016, an increase of $118.5 million.

The following table presents underwriting results by line of business for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016				2015
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total	Property	Specialty - Short-tail	Specialty - Other	Total
Underwriting revenues
Gross premiums written	$371,221	$397,602	$425,314	$1,194,137	$334,370	$440,735	$416,094	$1,191,199
Reinsurance premiums ceded	(78,676)	(45,693)	(38,300)	(162,669)	(83,323)	(48,783)	(38,012)	(170,118)
Net premiums written	292,545	351,909	387,014	1,031,468	251,047	391,952	378,082	1,021,081
Change in unearned premiums	(21,854)	17,191	(23,861)	(28,524)	(6,719)	30,453	(5,844)	17,890
Net premiums earned	270,691	369,100	363,153	1,002,944	244,328	422,405	372,238	1,038,971
Other insurance related income				1,367				1,894
Total underwriting revenues				1,004,311				1,040,865
Underwriting deductions
Losses and loss expenses	183,663	199,848	221,230	604,741	105,995	169,716	233,677	509,388
Policy acquisition costs	50,019	105,189	77,572	232,780	37,414	117,250	65,493	220,157
Total underwriting deductions before G&A	233,682	305,037	298,802	837,521	143,409	286,966	299,170	729,545
Underwriting income before G&A	$37,009	$64,063	$64,351	$166,790	$100,919	$135,439	$73,068	$311,320
General and administrative expenses				165,529				177,918
Share compensation expenses				14,987				13,669
Total underwriting deductions				1,018,037				921,132
Underwriting (loss) income				$(13,726)				$119,733
Supplemental information:
Losses and loss expenses:
Current period excluding items below	$198,128	$179,544	$266,840	$644,512	$158,983	$195,174	$285,580	$639,737
Current period—notable loss events	17,230	3,358	164	20,752	1,162	25,303	—	26,465
Current period—non-notable loss events	6,160	11,145	1	17,306	3,481	250	—	3,731
Change in prior accident years	(37,855)	5,801	(45,775)	(77,829)	(57,631)	(51,011)	(51,903)	(160,545)
Total losses and loss expenses	$183,663	$199,848	$221,230	$604,741	$105,995	$169,716	$233,677	$509,388
Selected ratios:
Ratio of net to gross premiums written	78.8%	88.5%	91.0%	86.4%	75.1%	88.9%	90.9%	85.7%
Losses and loss expense ratio:
Current period excluding items below	73.1%	48.6%	73.5%	64.3%	65.1%	46.2%	76.7%	61.6%
Current period—notable loss events	6.4%	0.9%	—%	2.1%	0.5%	6.0%	—%	2.5%
Current period—non-notable loss events	2.3%	3.0%	—%	1.7%	1.4%	0.1%	—%	0.4%
Change in prior accident years	(14.0)%	1.6%	(12.6)%	(7.8)%	(23.6)%	(12.1)%	(13.9)%	(15.5)%
Losses and loss expense ratio	67.8%	54.1%	60.9%	60.3%	43.4%	40.2%	62.8%	49.0%
Policy acquisition cost ratio	18.5%	28.5%	21.4%	23.2%	15.3%	27.8%	17.6%	21.2%
General and administrative expense ratio				18.0%				18.4%
Expense ratio				41.2%				39.6%
Combined ratio				101.5%				88.6%

Highlights for the year ended December 31, 2016 as compared to the year ended December 31, 2015 were as follows:

•
Gross premiums written for the year ended December 31, 2016 were $1,194.1 million compared to $1,191.2 million for the year ended December 31, 2015, an increase of $2.9 million, or 0.2% and included the following:

•
Property premiums of $371.2 million during the year ended December 31, 2016, compared to $334.4 million during the year ended December 31, 2015, an increase of $36.9 million or 11.0%, primarily driven by an increase of $46.6 million in the direct property classes as a result of the continued build out of the Company’s U.S. underwriting platform. The increase was partially offset by a decrease in the downstream energy and power class as a result of the non-renewal of various programs due to an unfavorable rate environment and the timing of renewals;

•
Specialty - short-tail premiums of $397.6 million during the year ended December 31, 2016, compared to $440.7 million during the year ended December 31, 2015, a decrease of $43.1 million or 9.8%, primarily driven by decreases in the marine and aviation classes as a result of reductions in our participation and non-renewals on various programs due to continued pressure on rates. Partially offsetting these decreases was an increase in the contingency class of business as a result of premium adjustments on prior period policies; and

•
Specialty - other premiums of $425.3 million during the year ended December 31, 2016, compared to $416.1 million during the year ended December 31, 2015, an increase of $9.2 million or 2.2%, primarily driven by an increase in financial lines business written during the year.

•
Reinsurance premiums ceded for the year ended December 31, 2016 were $162.7 million compared to $170.1 million for the year ended December 31, 2015, a decrease of $7.4 million or 4.4%. The decrease was primarily driven by a reduction in quota share premiums ceded in our property lines of business.

•
Net premiums earned for the year ended December 31, 2016 were $1,002.9 million compared to $1,039.0 million for the year ended December 31, 2015, a decrease of $36.0 million or 3.5%, primarily driven by decreases in the specialty - short-tail and specialty - other lines of $53.3 million and $9.1 million, respectively. The decrease in the specialty - short-tail lines was driven by the reduction in gross premiums written in the marine and aviation classes as noted above. The decrease in the specialty - other lines was primarily driven by slower earnings patterns on longer-term contracts and the discontinuation of underperforming liability classes of business. The decreases were partially offset by an increase in the property lines driven by the increase in gross premiums written as noted above.

•
Losses and loss expenses for the year ended December 31, 2016 were $604.7 million compared to $509.4 million for the year ended December 31, 2015, an increase of $95.4 million or 18.7% and included the following:

Notable Loss Events

•
Losses and loss expenses incurred during the year ended December 31, 2015 from notable loss events were $26.5 million, or 2.5 percentage points of the loss ratio. Net of reinstatement premiums of $1.4 million, the net loss attributable to the Insurance segment from these loss events was $25.1 million and was incurred by event as follows:

	Year Ended December 31, 2015
	Notable Loss Events
(Dollars in thousands)	Tianjin Port Explosion	Pemex Oil Refinery Explosion	Total
Net losses and loss expenses	$6,265	$20,200	$26,465
Reinstatement premiums, net	(798)	(574)	(1,372)
Net loss attributable to Insurance segment	$5,467	$19,626	$25,093
Net losses and loss expenses from the 2015 notable loss events by line of business were as follows:

	Year Ended December 31, 2015
	Notable Loss Events
(Dollars in thousands)	Tianjin Port Explosion	Pemex Oil Refinery Explosion	Total
Property	$1,162	$—	$1,162
Specialty - Short-tail	5,103	20,200	25,303
Specialty - Other	—	—	—
Net losses and loss expenses	$6,265	$20,200	$26,465

Non-notable Loss Events

•
Losses and loss expenses incurred during the year ended December 31, 2015 from a single non-notable loss event, the 2015 Chilean Earthquake, were $3.7 million, or 0.4 percentage points of the loss ratio and related primarily to the property lines.

Attritional losses

•
Attritional losses during the year ended December 31, 2016 were $644.5 million, or 64.3 percentage points of the loss ratio compared to $639.7 million, or 61.6 percentage points of the loss ratio during the year ended December 31, 2015.

Change in prior accident years

◦	Loss reserve development for the year ended December 31, 2015 was as follows:

	Year Ended December 31, 2015
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
(Favorable) development on event losses	$(9,555)	$(6,256)	$(1,998)	$(17,809)
(Favorable) development on attritional losses	(48,076)	(44,755)	(49,905)	(142,736)
Change in prior accident years	$(57,631)	$(51,011)	$(51,903)	$(160,545)
The favorable development on events in the property lines for the year ended December 31, 2015 was primarily related to the 2011 Thailand Floods notable loss event.

•	Loss ratio for the years ended December 31, 2016 and 2015 was 60.3% and 49.0%, respectively, an increase of 11.3 percentage points.

•	Policy acquisition cost ratio for the years ended December 31, 2016 and 2015 was 23.2% and 21.2%, respectively, an increase of 2.0 percentage points.

•
General and administrative expenses for the years ended December 31, 2016 and 2015 were $165.5 million and $177.9 million, respectively, a decrease of $12.4 million or 7.0%. The decrease was primarily due to a reduction in the performance bonus accrual and was partially offset by an increase in staff costs associated with the opening of new offices in the U.S.

•	Underwriting (loss) for the year ended December 31, 2016 was $(13.7) million compared to income of $119.7 million for the year ended December 31, 2015, an unfavorable movement of $133.5 million.

Full Year 2017, 2016 and 2015 Results of Operations - Asset Management Segment
The following table presents the Asset Management segment (loss) income on an asset manager basis for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Fee revenues
Third party	$20,349	$18,771	$19,661
Related party	2,150	3,329	5,309
Total fee revenues	22,499	22,100	24,970
Expenses
General and administrative expenses	12,904	10,233	12,115
Share compensation expenses	389	249	580
Finance expenses	137	947	9,312
Tax expense	8	90	—
Foreign exchange losses (gains)	7	19	(16)
Total expenses	13,445	11,538	21,991
Income before investment (loss) income from funds and sidecars	9,054	10,562	2,979
Investment (loss) income from funds and sidecars (a)
AlphaCat Sidecars	79	607	5,504
AlphaCat ILS Funds - Lower Risk (b)	(3,102)	8,901	7,491
AlphaCat ILS Funds - Higher Risk (b)	(22,662)	7,471	8,428
BetaCat ILS Funds	536	3,623	1,702
PaCRe	—	(23)	(3,949)
Validus' share of investment (loss) income from funds and sidecars	(25,149)	20,579	19,176
Asset Management segment (loss) income	$(16,095)	$31,141	$22,155

Gross premiums written
AlphaCat Sidecars	$(181)	$(341)	$45,755
AlphaCat ILS Funds - Lower Risk (b)	128,295	112,222	91,363
AlphaCat ILS Funds - Higher Risk (b)	157,976	140,022	34,228
AlphaCat Direct (c)	26,729	18,499	4,780
Total	$312,819	$270,402	$176,126

(a)	The investment (loss) income from funds and sidecars is based on equity accounting.

(b)
Lower risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of less than 7%, whereas higher risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of 7% or greater. The maximum permitted portfolio expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit.

(c)	AlphaCat Direct includes direct investments from a third party investor in AlphaCat Re.
Highlights for the for the year ended December 31, 2017 as compared to the year ended December 31, 2016 were as follows:

•
Total fee revenues earned for the year ended December 31, 2017 were $22.5 million compared to $22.1 million during the year ended December 31, 2016, an increase of $0.4 million or 1.8%. Third party fee revenues earned during the year ended December 31, 2017 were $20.3 million compared to $18.8 million, an increase of $1.6 million or 8.4%. The increase in third party fee revenues was primarily driven by an increase in management fees as a result of an increase in assets under management over the last twelve months.

•
Total expenses for the year ended December 31, 2017 were $13.4 million compared to $11.5 million during the year ended December 31, 2016, an increase of $1.9 million, or 16.5%. The increase was primarily driven by a higher allocation of costs to the Asset Management segment and was partially offset by a reduction in the bonus accrual during the year ended December 31, 2017.

•
Validus’ share of investment (loss) from funds and sidecars for the year ended December 31, 2017 was $(25.1) million compared to income of $20.6 million during the year ended December 31, 2016, a decrease of $45.7 million. The decrease was driven by the 2017 notable loss events.

•	Asset management segment (loss) for the year ended December 31, 2017 was $(16.1) million compared to income of $31.1 million during the year ended December 31, 2016, a decrease of $47.2 million.
Highlights for the for the year ended December 31, 2016 as compared to the year ended December 31, 2015 were as follows:

•
Total fee revenues earned for the year ended December 31, 2016 were $22.1 million compared to $25.0 million during the year ended December 31, 2015, a decrease of $2.9 million or 11.5%. Third party fee revenues earned during the year ended December 31, 2016 were $18.8 million compared to $19.7 million, a decrease of $0.9 million or 4.5%. The decrease in third party fee revenues was primarily attributable to a decrease in performance fees earned as a result of the 2016 notable and non-notable loss events.

•
Total expenses for the year ended December 31, 2016 were $11.5 million compared to $22.0 million during the year ended December 31, 2015, a decrease of $10.5 million, or 47.5%, primarily attributable to higher placement fees incurred in relation to raising new capital during 2015.

•
Validus’ share of investment income from funds and sidecars excluding PaCRe which was off-risk effective January 1, 2016, for the year ended December 31, 2016 was $20.6 million compared to $23.1 million during the year ended December 31, 2015, a decrease of $2.5 million, or 11.0%. The decrease of $2.5 million during the year ended December 31, 2016 as compared to 2015 was driven by the 2016 notable and non-notable loss events.

•	Asset management segment income for the year ended December 31, 2016 was $31.1 million compared to $22.2 million during the year ended December 31, 2015, an increase of $9.0 million or 40.6%.
Assets Under Management

	Assets Under Management (a)
(Dollars in thousands)	January 1, 2018	January 1, 2017
Assets Under Management - Related Party (a)
AlphaCat Sidecars	$5,631	$7,729
AlphaCat ILS Funds - Lower Risk (b)	75,898	124,297
AlphaCat ILS Funds - Higher Risk (b)	68,290	83,881
AlphaCat Direct (c)	—	—
BetaCat ILS Funds	24,914	26,808
Total	$174,733	$242,715

Assets Under Management - Third Party (a)
AlphaCat Sidecars	$20,565	$28,829
AlphaCat ILS Funds - Lower Risk (b)	1,663,606	1,257,287
AlphaCat ILS Funds - Higher Risk (b)	1,029,224	738,813
AlphaCat Direct (c)	443,730	444,668
BetaCat ILS Funds	67,046	29,000
Total	3,224,171	2,498,597
Total Assets Under Management	$3,398,904	$2,741,312

(a)	The Company’s assets under management are based on NAV and are represented by investments made by related parties and third parties in the feeder funds and on a direct basis.

(b)
Lower risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of less than 7%, whereas higher risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of 7% or greater. The maximum permitted portfolio expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit.

(c)	AlphaCat Direct includes direct investments from third party investors in AlphaCat Re.
Assets under management were $3.4 billion as at January 1, 2018, compared to $2.7 billion as at January 1, 2017, of which third party assets under management were $3.2 billion as at January 1, 2018, compared to $2.5 billion as at January 1, 2017.
During the twelve months ended January 1, 2018, a total of $1,700.5 million of capital was raised, of which $1,674.3 million was raised from third parties. During the twelve months ended January 1, 2018, $700.9 million was returned to investors, of which $631.0 million was returned to third party investors.

Full Year 2017, 2016 and 2015 Results - Corporate and Investments
The following table presents the Corporate and Investment function’s income and expense items on a consolidated basis for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Managed investments
Managed net investment income (a)	$152,955	$141,718	$121,166
Net realized gains on managed investments (a)	7,437	14,680	1,698
Change in net unrealized gains (losses) on managed investments (a)	6,371	14,106	(32,007)
Income (loss) from investment affiliates	22,010	(2,083)	4,281
Total managed investment return	188,773	168,421	95,138

Corporate expenses
General and administrative expenses	48,598	72,249	75,724
Share compensation expenses	16,186	16,003	12,955
Finance expenses (a)	58,194	57,183	61,071
Dividends on preferred shares	15,861	4,455	—
Tax (benefit) expense (a)	(7,588)	(19,819)	6,376
Total Corporate expenses	131,251	130,071	156,126

Other items
Foreign exchange (losses) gains (a)	(8,544)	10,778	(8,172)
Other income (loss)	303	(766)	(1,002)
Transaction expenses	(4,427)	—	—
Total other items	(12,668)	10,012	(9,174)
Total Corporate and Investments	$44,854	$48,362	$(70,162)

(a)	These items exclude the components which are included in the Asset Management segment income (loss) and amounts which are consolidated from VIEs.
Managed investments
Highlights for the year ended December 31, 2017 as compared to the year ended December 31, 2016 were as follows:

•
Managed net investment income for the year ended December 31, 2017 was $153.0 million compared to $141.7 million for the year ended December 31, 2016, an increase of $11.2 million, or 7.9%. The increase was primarily driven by strong performance from the Company’s fixed income funds.

•	Effective yield on managed investments for the year ended December 31, 2017 was 2.32%, compared to 2.24% for the year ended December 31, 2016, an increase of 8 basis points.

•
Net realized gains on managed investments for the year ended December 31, 2017 were $7.4 million compared to $14.7 million for the year ended December 31, 2016. The net realized gains for the year ended December 31, 2016 primarily resulted from the sale of managed fixed maturities and gains realized on the termination of two interest rate swap contracts which were entered into in the third quarter of 2016 to partially offset the impact of interest rate increases on the Company’s fixed maturity portfolio.

•
Change in net unrealized gains on managed investments for the year ended December 31, 2017 was $6.4 million compared to $14.1 million for the year ended December 31, 2016. The change in net unrealized gains on managed investments during the year ended December 31, 2017 were driven by the impact of rising interest rates on the Company’s managed fixed maturity portfolio.

•
Income from investment affiliates for the year ended December 31, 2017 was $22.0 million compared to a loss of $(2.1) million for the year ended December 31, 2016. The income from investment affiliates represents equity earnings on investments in funds managed by Aquiline Capital Partners LLC.

Highlights for the year ended December 31, 2016 as compared to the year ended December 31, 2015 were as follows:

•
Managed net investment income for the year ended December 31, 2016 was $141.7 million compared to $121.2 million for the year ended December 31, 2015, an increase of $20.6 million, or 17.0%. The increase was primarily driven by returns on the Company’s portfolio of structured securities, of which $16.7 million was generated from a single fixed income fund.

•	Effective yield on managed investments for the year ended December 31, 2016 was 2.24%, compared to 1.91% for the year ended December 31, 2015, an increase of 33 basis points.

•
Net realized gains on managed investments for the year ended December 31, 2016 were $14.7 million compared to $1.7 million for the year ended December 31, 2015. The net realized gains for the year ended December 31, 2016 primarily resulted from the sale of managed fixed maturities and gains realized on the termination of interest rate swap contracts as noted above.

•
Change in net unrealized gains on managed investments for the year ended December 31, 2016 was $14.1 million compared to (losses) of $(32.0) million for the year ended December 31, 2015. The changes in unrealized gains and (losses) on managed investments were primarily driven by the impact of changes in interest rates on the Company’s managed fixed maturity portfolio.

•	(Loss) from investment affiliates for the year ended December 31, 2016 was $(2.1) million compared to income of $4.3 million for the year ended December 31, 2015.
Corporate expenses and other items
Highlights for the year ended December 31, 2017 as compared to the year ended December 31, 2016 were as follows:

•
General and administrative expenses for the year ended December 31, 2017 were $48.6 million compared to $72.2 million for the year ended December 31, 2016, a decrease of $23.7 million, or 32.7%. The decrease was primarily driven by a reduction in the bonus accrual and a higher allocation of costs to reportable segments during the year ended December 31, 2017.

•	Share compensation expenses for the year ended December 31, 2017 were $16.2 million compared to $16.0 million for the year ended December 31, 2016, an increase of $0.2 million, or 1.1%.

•
Finance expenses for the year ended December 31, 2017 were $58.2 million compared to $57.2 million for the year ended December 31, 2016, an increase of $1.0 million, or 1.8%. The increase was primarily driven by interest expenses relating to short-term borrowings which were repaid in full during the year ended December 31, 2017.

•
Dividends paid on preferred shares for the year ended December 31, 2017 were $15.9 million compared to $4.5 million for the year ended December 31, 2016, an increase of $11.4 million, or 256.0%. The increase was due to $250.0 million of new Series B preferred shares issued during the second quarter of 2017 and a full year of dividends paid on the Company’s Series A preferred shares issued in June 2016.

•
Tax (benefit) for the year ended December 31, 2017 was $(7.6) million compared to $(19.8) million for the year ended December 31, 2016. The tax benefit during the year ended December 31, 2017 mainly related to operating losses in the Insurance segment and was partially offset by the re-measurement of net deferred taxes following the recently enacted 2017 Tax Act. The tax benefit during the year ended December 31, 2016 was primarily due to a partial release of a valuation allowance which had been applied against a deferred tax asset related to net operating losses acquired as part of the Company’s acquisition of Flagstone. The release was due to the Company believing it is more-likely-than-not that it will have sufficient future taxable income to realize a portion of that deferred tax asset over three years beginning in 2017 and in accordance with U.S. GAAP, the Company was required to record a tax benefit of $18.4 million during the fourth quarter of 2016.

•
Foreign exchange (losses) for the year ended December 31, 2017 were $(8.5) million compared to gains of $10.8 million for the year ended December 31, 2016, an unfavorable movement of $19.3 million. The unfavorable movement was primarily driven by the British pound sterling and Euro strengthening against the U.S. dollar during the year ended December 31, 2017.

•
Transaction expenses for the year ended December 31, 2017 were $4.4 million compared to $nil for the year ended December 31, 2016. Transaction expenses are primarily comprised of legal, financial advisory and audit related services incurred in connection with the acquisition of CRS, which was completed on May 1, 2017.

Highlights for the year ended December 31, 2016 as compared to the year ended December 31, 2015 were as follows:

•
General and administrative expenses for the year ended December 31, 2016 were $72.2 million compared to $75.7 million for the year ended December 31, 2015, a decrease of $3.5 million, or 4.6%. The decrease was primarily driven by a reduction in the performance bonus accrual.

•
Share compensation expenses for the year ended December 31, 2016 were $16.0 million compared to $13.0 million for the year ended December 31, 2015, an increase of $3.0 million, or 23.5%, primarily due to increased performance share award grants.

•
Finance expenses for the year ended December 31, 2016 were $57.2 million compared to $61.1 million for the year ended December 31, 2015, a decrease of $3.9 million, or 6.4%, primarily due to reduced credit facility expenses.

•
Dividends paid on preferred shares for the year ended December 31, 2016 were $4.5 million compared to $nil for the year ended December 31, 2015. The Company issued $150.0 million of preferred shares in June 2016.

•
Tax (benefit) for the year ended December 31, 2016 was $(19.8) million compared to tax expense of $6.4 million for the year ended December 31, 2015. The favorable movement of $26.2 million during the year ended December 31, 2016 as compared to 2015 was driven by the partial release of a valuation allowance which had been applied against a deferred tax asset during the fourth quarter of 2016 as noted above.

•
Foreign exchange gains for the year ended December 31, 2016 were $10.8 million compared to (losses) of $(8.2) million for the year ended December 31, 2015, a favorable movement of $19.0 million, or 231.9%, primarily attributable to the U.S. dollar strengthening against the British pound sterling during the year ended December 31, 2016.

Liquidity and Capital Resources
Investments
Managed investments represent assets governed by the Company’s IPS whereas, non-managed investments represent assets held in support of consolidated AlphaCat VIEs which are not governed by the Company’s IPS. Refer to Note 9 to the Consolidated Financial Statements, “Variable interest entities,” in Part II, Item 8 for further details.
The fair value of the Company’s investments, cash and cash equivalents and restricted cash as at December 31, 2017 and December 31, 2016 was as follows:

	Fair Value
	December 31, 2017	December 31, 2016
Managed investments, cash and cash equivalents and restricted cash
Fixed maturities
U.S. government and government agency	$727,397	$804,126
Non-U.S. government and government agency	312,239	240,791
U.S. states, municipalities and political subdivisions	201,303	271,830
Agency residential mortgage-backed securities	978,049	679,595
Non-agency residential mortgage-backed securities	40,373	15,477
U.S. corporate	1,533,395	1,534,508
Non-U.S. corporate	422,249	410,227
Bank loans	442,951	570,399
Asset-backed securities	658,303	526,814
Commercial mortgage-backed securities	312,395	330,932
Total fixed maturities	5,628,654	5,384,699
Short-term investments	230,011	228,386
Other investments
Fund of hedge funds	—	955
Hedge funds	15,774	17,381
Private equity investments	78,407	82,627
Fixed income investment funds	204,426	249,275
Overseas deposits	56,611	50,106
Mutual funds	—	5,368
Total other investments	355,218	405,712
Investments in investment affiliates (a)	100,137	100,431
Cash and cash equivalents	691,687	415,419
Restricted cash	62,848	15,000
Total managed investments, cash and cash equivalents and restricted cash	$7,068,555	$6,549,647

Non-managed investments, cash and cash equivalents and restricted cash
Catastrophe bonds	$229,694	$158,331
Short-term investments	3,151,746	2,567,784
Cash and cash equivalents	63,303	4,557
Restricted cash	331,815	55,956
Total non-managed investments, cash and cash equivalents and restricted cash	3,776,558	2,786,628
Total investments and cash	$10,845,113	$9,336,275

(a)
The Company’s investments in investment affiliates have been treated as equity method investments with the corresponding gains and losses recorded in income as “Income (loss) from investment affiliates.”

As at December 31, 2017, the Company’s managed cash and investment portfolio totaled $7.1 billion (December 31, 2016: $6.5 billion). Refer to Note 7 to the Consolidated Financial Statements, “Investments,” in Part II, Item 8 for further details related to the Company’s managed investments.
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
The Company’s IPS requires managed investments to have an average duration in the range of 0.75 years to 3.25 years. At December 31, 2017, the average duration of the Company’s managed investment portfolio was 2.17 years (December 31, 2016: 2.17 years). This duration is reviewed regularly based on changes in the duration of the Company’s liabilities and general market conditions.
The Company’s IPS also requires certain minimum credit quality standards for its managed fixed maturity portfolio, including a minimum weighted average portfolio rating of A+ for securities with ratings. Further limits on asset classes and security types are also mandated. In addition, the Company stress-tests the downside risks within its asset portfolio using internal and external inputs and stochastic modeling processes to help define and limit asset risks to acceptable levels that are consistent with our overall ERM framework. At December 31, 2017, the Company’s rated managed fixed maturity portfolio had an average credit quality rating of AA- (December 31, 2016: AA-). Refer to Note 7(a) to the Consolidated Financial Statements, “Investments,” in Part II, Item 8 for further details related to the investment ratings of the Company’s fixed maturity portfolio.
The value of the Company’s managed fixed maturity portfolio will fluctuate with, among other factors, changes in the interest rate environment and in overall economic conditions. Additionally, the structure of the Company’s overall managed investment portfolio exposes the Company to other risks, including insolvency or reduced credit quality of corporate debt securities, prepayment, default and structural risks on asset-backed securities, mortgage-backed securities and bank loans and liquidity risks on certain other investments, including hedge funds, fixed income investment funds and private equity investments. For further details on market risks, refer to Part I, Item 7A “Quantitative And Qualitative Disclosures About Market Risk.”
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

	December 31, 2017
(Dollars in thousands)	Fair Value	% of Total
Germany	$71,287	9.7%
Supranational	60,200	8.2%
Canada	38,805	5.3%
Province of Ontario	31,069	4.2%
United Kingdom	19,886	2.7%
France	14,066	1.9%
Netherlands	10,348	1.4%
Other (individual jurisdictions below $10,000)	66,578	9.1%
Total Managed Non-U.S. Government Securities	312,239	42.5%
European Corporate Securities	139,779	19.0%
U.K. Corporate Securities	122,534	16.7%
Other Non-U.S. Corporate Securities	159,936	21.8%
Total Managed Non-U.S. Fixed Maturity Portfolio	$734,488	100.0%

	December 31, 2016
(Dollars in thousands)	Fair Value	% of Total
Germany	$66,886	10.3%
Supranational	41,502	6.4%
United Kingdom	36,178	5.6%
Canada	15,836	2.4%
Province of Ontario	12,387	1.9%
Norway	12,085	1.9%
France	10,360	1.6%
Jordan	10,080	1.5%
Other (individual jurisdictions below $10,000)	35,477	5.4%
Total Managed Non-U.S. Government Securities	240,791	37.0%
European Corporate Securities	173,326	26.6%
U.K. Corporate Securities	96,425	14.8%
Other Non-U.S. Corporate Securities	140,476	21.6%
Total Managed Non-U.S. Fixed Maturity Portfolio	$651,018	100.0%
At December 31, 2017, the Company did not have an aggregate exposure to any single issuer of more than 0.9% (December 31, 2016: 1.0%) of managed cash and investments, other than with respect to government and agency securities. The top ten exposures to fixed income corporate issuers at December 31, 2017 and 2016 were as follows:

	December 31, 2017
Issuer (a)	Fair Value (b)	Rating (c)	% of Managed Investments, Cash and Cash Equivalents and Restricted Cash
JPMorgan Chase & Co.	$67,079	BBB+	0.9%
Citigroup Inc.	59,438	BBB+	0.8%
Morgan Stanley	56,503	BBB+	0.8%
Bank of America Corp.	51,579	A-	0.7%
Goldman Sachs Group	49,679	BBB+	0.7%
Wells Fargo & Company	45,545	A	0.6%
AT&T Inc.	34,615	BBB+	0.5%
HSBC Holdings plc	33,972	A	0.5%
Bank of New York Mellon Corp.	32,592	A	0.5%
Capital One Financial Corporation	29,145	BBB+	0.4%
Total	$460,147		6.4%

	December 31, 2016
Issuer (a)	Fair Value (b)	Rating (c)	% of Managed Investments, Cash and Cash Equivalents and Restricted Cash
JPMorgan Chase & Co	$66,827	BBB+	1.0%
Citigroup Inc.	52,737	BBB	0.8%
Bank of America Corp	50,280	BBB+	0.8%
Morgan Stanley	48,273	BBB+	0.7%
Goldman Sachs Group	46,261	BBB+	0.7%
Wells Fargo & Company	44,596	A	0.7%
Anheuser-Busch Inbev NV	39,674	A-	0.6%
Bank of New York Mellon Corp	34,619	A	0.5%
HSBC Holdings plc	29,411	A	0.4%
US Bancorp	28,175	AA-	0.4%
Total	$440,853		6.6%

(a)	Issuers exclude government-backed government-sponsored enterprises and cash and cash equivalents.

(b)
Credit exposures represent only direct exposure to fixed maturities and short-term investments of the parent issuer and its major subsidiaries. These exposures exclude asset and mortgage backed securities that were issued, sponsored or serviced by the parent.

(c)
Investment ratings are the median of Moody’s, Standard & Poor’s and Fitch, presented in Standard & Poor’s equivalent rating. For investments where three ratings are unavailable, the lower of the ratings shall apply, presented as the Standard & Poor’s equivalent rating.

Reserve for Losses and Loss Expenses
At December 31, 2017 and 2016, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Critical Accounting Policies and Estimates section below. The following tables indicate the breakdown of gross and net reserves for losses and loss expenses between lines of business and between case reserves and IBNR.

	December 31, 2017			December 31, 2016
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$893,180	$1,398,563	$2,291,743	$390,141	$440,531	$830,672
Specialty - Short-tail	515,450	930,062	1,445,512	509,317	676,337	1,185,654
Specialty - Other	345,214	748,921	1,094,135	338,314	640,555	978,869
Total	$1,753,844	$3,077,546	$4,831,390	$1,237,772	$1,757,423	$2,995,195

	December 31, 2017			December 31, 2016
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$732,289	$820,301	$1,552,590	$330,213	$392,886	$723,099
Specialty - Short-tail	435,201	653,693	1,088,894	443,460	555,377	998,837
Specialty - Other	310,904	645,005	955,909	298,771	544,067	842,838
Total	$1,478,394	$2,118,999	$3,597,393	$1,072,444	$1,492,330	$2,564,774

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by operating segment for the year ended December 31, 2017.

	Year Ended December 31, 2017
(Dollars in thousands)	Reinsurance Segment	Insurance Segment	Asset Management Segment	Total
Reserve for losses and loss expenses, beginning of year	$1,193,497	$1,753,164	$48,534	$2,995,195
Loss reserves recoverable	(108,528)	(321,893)	—	(430,421)
Net reserves for losses and loss expenses, beginning of year	1,084,969	1,431,271	48,534	2,564,774
Net reserves acquired (a)	—	23,753	—	23,753
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	806,021	1,030,891	685,799	2,522,711
Prior years	(113,302)	(96,692)	(12,539)	(222,533)
Total net incurred losses and loss expenses	692,719	934,199	673,260	2,300,178
Foreign exchange loss (gain)	31,205	16,908	1,004	49,117
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(238,550)	(318,014)	(44,313)	(600,877)
Prior years	(301,820)	(428,546)	(9,186)	(739,552)
Total net paid losses	(540,370)	(746,560)	(53,499)	(1,340,429)
Net reserves for losses and loss expenses, end of year	1,268,523	1,659,571	669,299	3,597,393
Loss reserves recoverable	548,131	640,866	45,000	1,233,997
Reserve for losses and loss expenses, end of year	$1,816,654	$2,300,437	$714,299	$4,831,390

(a)	Equals net reserves acquired of $42,575 less net reserves commuted at closing of $18,822.
For further information regarding the Company’s reserves for losses and loss expenses refer to Note 13 to the Consolidated Financial Statements, “Reserve for losses and loss expenses,” in Part II, Item 8. The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. For the year ended December 31, 2017, favorable loss reserve development on prior accident years was $222.5 million, of which $113.3 million related to the Reinsurance segment, $96.7 million related to the Insurance segment and $12.5 million related to the Asset Management segment.
The management of (re)insurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of some notable loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for these events. The Company’s actual ultimate net loss may vary materially from these estimates. Ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review may be reserved for in the reserve for potential development on notable loss events (“RDE”) and would be included as part of the Company’s overall reserves. As at December 31, 2017, the Company had no RDE.

For disclosure purposes, only those notable loss events which have an ultimate loss estimate above $30.0 million are disclosed separately and included in the reserves for notable loss event roll forward table below. To the extent that there are increased complexity and volatility factors relating to notable loss events in the aggregate, RDE may be established for a specific accident year.

		Year Ended December 31, 2015		Year Ended December 31, 2016		Year Ended December 31, 2017
2015 Notable Loss Events	Initial estimate (a)	Development (Favorable) / Unfavorable	Closing Estimate (b)	Development (Favorable) / Unfavorable	Closing Estimate (b)	Development (Favorable) / Unfavorable	Closing Estimate (b)
Pemex Oil Refinery Explosion	$48,073	$1,464	$49,537	$(426)	$49,111	$(13,341)	$35,770
Tianjin Port Explosion	47,789	(362)	47,427	(11,645)	35,782	(4,508)	31,274
Total	$95,862	$1,102	$96,964	$(12,071)	$84,893	$(17,849)	$67,044

		Paid Loss	Closing Reserve (c)	Paid Loss	Closing Reserve (c)	Paid Loss	Closing Reserve (c)
Pemex Oil Refinery Explosion		$44	$49,493	$166	$48,901	$26,306	$9,254
Tianjin Port Explosion		—	47,427	12,754	23,028	5,536	12,984
Total		$44	$96,920	$12,920	$71,929	$31,842	$22,238

2016 Notable Loss Events	Initial estimate (a)			Development (Favorable) / Unfavorable	Closing Estimate (b)	Development (Favorable) / Unfavorable	Closing Estimate (b)
Canadian Wildfires	$36,915			$(17,265)	$19,650	$(162)	$19,488
Hurricane Matthew	39,140			—	39,140	9,222	48,362
2016 New Zealand Earthquake	31,421			—	31,421	—	31,421
Total	$107,476			$(17,265)	$90,211	$9,060	$99,271

				Paid Loss	Closing Reserve (c)	Paid Loss	Closing Reserve (c)
Canadian Wildfires				$5,676	$13,974	$4,074	$9,738
Hurricane Matthew				6,712	32,428	25,090	16,560
2016 New Zealand Earthquake				—	31,421	817	30,604
Total				$12,388	$77,823	$29,981	$56,902

2017 Notable Loss Events	Initial estimate (a)					Development (Favorable) / Unfavorable	Closing Estimate (b)
Hurricane Harvey	$247,409					$65,795	$313,204
Hurricane Irma	518,559					(60,414)	458,145
Hurricane Maria	160,207					(10,856)	149,351
Northern California Wildfires	87,754					—	87,754
Southern California Wildfires	38,495					—	38,495
Total	$1,052,424					$(5,475)	$1,046,949

						Paid Loss	Closing Reserve (c)
Hurricane Harvey						$59,010	$254,194
Hurricane Irma						119,045	339,100
Hurricane Maria						9,817	139,534
Northern California Wildfires						12,172	75,582
Southern California Wildfires						—	38,495
Total						$200,044	$846,905

(a)	Includes paid losses, case reserves and IBNR reserves.

(b)	Excludes impact of movements in foreign exchange rates.

(c)	Closing Reserve for the period equals closing estimate for the period less cumulative paid losses.

Sources of Liquidity
Holding Company Liquidity
Validus Holdings, Ltd. is a holding company and conducts no operations of its own. The Company relies primarily on cash dividends and other permitted payments from operating subsidiaries within the Reinsurance, Insurance, and Asset Management segments to pay dividends, finance expenses and other holding company expenses. There are restrictions on the payment of dividends from most operating subsidiaries, primarily due to regulatory requirements in the jurisdictions in which the operating subsidiaries are domiciled. Refer to Part I, Item 1 “Regulation,” and Note 26 to the Consolidated Financial Statements, “Statutory and regulatory requirements,” in Part II, Item 8 for further discussion on the regulatory requirements in the jurisdictions in which the Company operates. Also refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” for further discussion of the Company’s dividend policy. The Company believes the dividend/distribution capacity of the Company’s subsidiaries will provide the Company with sufficient liquidity for the foreseeable future. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing capital structure to meet its short and long-term objectives.
The following table details the capital resources of certain subsidiaries of the Company on an unconsolidated basis:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Validus Reinsurance, Ltd. (excluding capital supporting FAL) (a) (b)	$3,898,905	$3,720,595
Talbot Holdings, Ltd. (including capital supporting FAL) (b)	824,946	914,442
Other, net	(44,057)	(14,158)
Redeemable noncontrolling interests in AlphaCat	1,004,094	1,528,001
Noncontrolling interests in AlphaCat	16,718	165,977
Total consolidated capitalization	5,700,606	6,314,857
Senior notes payable	(245,564)	(245,362)
Debentures payable	(539,158)	(537,226)
Redeemable noncontrolling interests in AlphaCat	(1,004,094)	(1,528,001)
Total shareholders’ equity	3,911,790	4,004,268
Preferred shares (c)	(400,000)	(150,000)
Noncontrolling interests in AlphaCat	(16,718)	(165,977)
Total shareholders’ equity available to Validus common shareholders (c)	$3,495,072	$3,688,291

(a)	Validus Reinsurance, Ltd. (excluding capital supporting FAL) includes capital of $702,932 (December 31, 2016: $639,113) relating to Western World Insurance Group, Inc.

(b)
Validus Reinsurance, Ltd. (excluding capital supporting FAL) excludes capital of $599,077 (December 31, 2016: $723,888) which supports Talbot’s FAL. This capital was included in Talbot Holdings, Ltd. (including capital supporting FAL).

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

There are three main sources of cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by or used in operating, investing and financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the years ended December 31, 2017, 2016 and 2015 is provided in the following table:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Net cash provided by operating activities	$389,734	$410,203	$334,506
Net cash used in investing activities	(971,424)	(994,107)	(470,567)
Net cash provided by financing activities	1,228,167	301,089	226,641
Effect of foreign currency rate changes on cash and cash equivalents	12,244	(22,632)	(17,605)
Net increase (decrease) in cash and cash equivalents and restricted cash	$658,721	$(305,447)	$72,975
Operating Activities
Cash flow from operating activities is derived primarily from the receipt of premiums less the payment of losses and loss expenses related to underwriting activities.
Net cash provided by operating activities during the years ended years ended December 31, 2017, 2016 and 2015 was $389.7 million, $410.2 million and $334.5 million, respectively.
The unfavorable movement of $(20.5) million during the year ended December 31, 2017 compared to 2016 was primarily due to the timing of cash receipts and payments, notably with regard to premiums receivable and losses payable, respectively. The favorable movement of $75.7 million during the year ended December 31, 2016 compared to 2015 was primarily due to the timing of loss payments.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.
Investing Activities
Cash flow used in investing activities is primarily from net purchases made in the Company’s investment portfolio. As at December 31, 2017, the Company’s portfolio was composed of fixed income, short-term and other investments and investments in investment affiliates amounting to $9.7 billion or 89.4% of total cash and investments. For further details related to investments pledged as collateral, refer to Note 7 to the Consolidated Financial Statements, “Investments,” in Part II, Item 8.
Net cash used in investing activities during the years ended December 31, 2017, 2016 and 2015 was $971.4 million, $994.1 million and $470.6 million, respectively.
The decrease in net cash used in investing activities of $22.7 million during the year ended December 31, 2017 compared to 2016 was primarily driven by lower net purchases of investments and was partially offset by cash used to fund the Company’s acquisition of CRS. The increase in net cash used in investment activities of $523.5 million during the year ended December 31, 2016 compared to 2015 was primarily due to an increase in purchases of short-term investments in the Company’s non-managed portfolio primarily on behalf of AlphaCat investors of $419.3 million and an increase in the purchase of other investments of $59.0 million.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance and purchase of shares in the Company and its subsidiaries, including third party investments in the funds and sidecars, as well as the issuance of notes payable to AlphaCat investors, and is partially offset by repurchases of shares in the Company and the payment of dividends.
Net cash provided by financing activities during the years ended December 31, 2017, 2016 and 2015 was $1,228.2 million, $301.1 million and $226.6 million, respectively.
The favorable movement of $927.1 million during the year ended December 31, 2017 compared to 2016 was primarily driven by an increase of $96.8 million resulting from the issuance of preferred shares during 2017, an increase of $206.0 million resulting from proceeds drawn on credit facilities, a reduction in share repurchases of $186.1 million and a net increase in third party investments from AlphaCat investors of $474.1 million, primarily driven by the timing of the receipt and deployment of third party capital. The favorable movement of $74.4 million during the year ended December 31, 2016 compared to 2015 was primarily driven by an increase of $144.9 million resulting from the issuance of preferred shares during 2016 and was partially offset by a net reduction in third party investments from AlphaCat investors of $86.5 million. The net reduction in third party investments from AlphaCat investors was primarily driven by the timing of the receipt and deployment of third party capital.

Capital Resources
The following table details the Company’s capital position as at December 31, 2017 and 2016:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Senior Notes (a)	$245,564	$245,362
Junior Subordinated Deferrable Debentures (JSDs) (a)	289,800	289,800
Flagstone Junior Subordinated Deferrable Debentures (JSDs) (a)	249,358	247,426
Total debt	784,722	782,588

Redeemable noncontrolling interests	1,004,094	1,528,001

Preferred shares, liquidation value (b)	400,000	$150,000
Ordinary shares, capital and surplus available to Validus common shareholders	3,517,264	3,711,507
Accumulated other comprehensive loss	(22,192)	(23,216)
Noncontrolling interests	16,718	165,977
Total shareholders' equity	$3,911,790	$4,004,268

Total capitalization (c)	$5,700,606	$6,314,857
Total capitalization available to Validus (d)	$4,679,794	$4,620,879

Debt to total capitalization	13.8%	12.4%
Debt (excluding JSDs) to total capitalization	4.3%	3.9%
Debt and preferred shares to total capitalization	20.8%	14.8%

Debt to total capitalization available to Validus	16.8%	16.9%
Debt (excluding JSDs) to total capitalization available to Validus	5.2%	5.3%
Debt and preferred shares to total capitalization available to Validus	25.3%	20.2%

(a)	Refer to Part II, Item 8, Note 19 to the Consolidated Financial Statements, “Debt and financing arrangements,” for further details and discussion on the debt and financing arrangements of the Company.

(b)	Refer to Part II, Item 8, Note 16 to the Consolidated Financial Statements, “Share capital,” for further details and discussion on the Company’s preferred shares.

(c)	Total capitalization equals total shareholders’ equity plus redeemable noncontrolling interests and total debt.

(d)	Total capitalization available to Validus equals total capitalization (as per (c)) less redeemable noncontrolling interests and noncontrolling interests.
Shareholders’ Equity
Shareholders’ equity available to Validus common shareholders at December 31, 2017 was $3.5 billion, compared to $3.7 billion at December 31, 2016. Including the liquidation value of preferred shares, shareholders’ equity available to Validus at December 31, 2017 was $3.9 billion, compared to $3.8 billion at December 31, 2016.
On February 7, 2018, the Company announced a quarterly cash dividend of $0.38 per common share, payable on March 29, 2018 to shareholders of record on March 15, 2018. The Company also announced a quarterly cash dividend of $0.3671875 and $0.3625000 per depository share on the outstanding Series A and Series B Preferred Shares, respectively. The Series A and Series B Preferred Share dividends are payable on March 15, 2018 to shareholders of record on March 1, 2018.
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
The Company has repurchased 81,035,969 common shares for an aggregate purchase price of $2.7 billion from the inception of the share repurchase program to February 27, 2018. The Company had $293.4 million remaining under its authorized share repurchase program as of February 27, 2018.
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
Debt and financing arrangements
For additional information about our debt, including the terms of our financing arrangements, basis for interest rates and debt covenants, refer to Part II, Item 8, Note 19 to the Consolidated Financial Statements, “Debt and financing arrangements.”
Noncontrolling interests
Investors in certain of the AlphaCat and BetaCat ILS funds have rights that enable them, subject to certain limitations, to redeem their shares. Such investments held by third parties are therefore recorded in the Company’s Consolidated Balance Sheets as redeemable noncontrolling interests, a mezzanine item between liabilities and shareholders’ equity. If and when a redemption notice is received, the fair value of the redemption is reclassified to accounts payable and accrued expenses. As at December 31, 2017 and 2016, the amount of the Company’s total capitalization owed to third parties as redeemable noncontrolling interests was $1.0 billion and $1.5 billion, respectively.
The AlphaCat sidecars and one of the AlphaCat ILS funds have no shareholder redemption rights. Therefore, the third party equity is recorded in the Company’s Consolidated Balance Sheets as noncontrolling interests. As at December 31, 2017 and 2016, the amount of the Company’s total capitalization owed to third parties as noncontrolling interests was $16.7 million and $166.0 million, respectively. Refer to Part II, Item 8, Notes 9 and 10 to the Consolidated Financial Statements, “Variable Interest Entities,” and “Noncontrolling interests,” respectively, for further details.
Contractual Obligations and Commitments
The Company’s contractual obligations and commitments as at December 31, 2017 are set out below:

	Payment Due by Period
(Dollars in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Reserve for losses and loss expenses (a)	$4,831,390	$1,990,511	$1,946,516	$574,039	$320,324
Long term debt obligations (b)	1,876,306	53,673	107,346	107,346	1,607,941
Projected pension benefit obligation (c)	11,955	277	7,649	107	3,922
Operating lease obligations	97,568	13,610	25,405	18,613	39,940
Private equity and investment commitments (d)	234,775	234,775	—	—	—
Other commitments (e)	1,317,567	1,317,567	—	—	—
Total contractual obligations and commitments	$8,369,561	$3,610,413	$2,086,916	$700,105	$1,972,127

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

(b)
The amounts in the table above reflect the Company’s contractual obligations with respect to the principal and interest payments on the Company’s Senior Notes and JSDs. The Company has entered into interest rate swaps which fix the rates of interest on the JSDs. The terms of the swaps are matched to the maturity date of the JSDs. Refer to Part II, Item 8, Note 19 to the Consolidated Financial Statements, “Debt and financing arrangements,” for further details and discussion on the debt and financing arrangements of the Company.

(c)	Refer to Part II, Item 8, Note 18 to the Consolidated Financial Statements, “Retirement and pension plans,” for further details describing the projected pension benefit obligation.

(d)
The private equity and investment commitments do not have a defined contractual commitment date and are therefore included in the less than one year category. Refer to Part II, Item 8, Note 22 to the Consolidated Financial Statements, “Commitments and contingencies,” for further details describing these contractual obligations and commitments.

(e)
Other commitments include notes payable to AlphaCat investors, amounts drawn on credit facilities and commitments related to the Company’s structured settlements. Refer to Part II, Item 8, Note 9 to the Consolidated Financial Statements, “Variable interest entities,” Note 19 to the Consolidated Financial Statements “Debt and financing arrangements,” and Note 22 to the Consolidated Financial Statements, “Commitments and contingencies,” for further details describing these contractual obligations and commitments.

Goodwill and Intangible Assets
The Company has performed an impairment analysis of its carried goodwill and intangible assets as required by U.S. GAAP. Based on this analysis, management has concluded that an impairment adjustment is not required against the carried goodwill and carried intangible assets. For information about goodwill and intangible assets refer to Note 6 to the Consolidated Financial Statements, “Goodwill and intangible assets,” in Part II, Item 8.
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
For further details related to the Company’s variable interest entities, refer to Note 9 to the Consolidated Financial Statements, “Variable interest entities,” in Part II, Item 8.
Ratings
The following table summarizes the financial strength ratings of the Company and its principal (re)insurance subsidiaries from internationally recognized rating agencies as of February 28, 2018:

	A.M. Best	S&P	Moody’s	Fitch
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB+	Baa1	A-
Senior debt	bbb	BBB+	Baa1	BBB+
Subordinated debt	bbb-	—	—	BBB
Preferred stock	bb+	BBB-	Baa3	BBB
Outlook on ratings	Developing (a)	Negative	Stable	Stable

Validus Reinsurance, Ltd.
Financial strength rating	A	A	A2	A
Outlook on ratings	Stable	Stable	Stable	Stable

Lloyd’s of London
Financial strength rating applicable to all Lloyd’s syndicates	A	A+	—	AA-
Outlook on ratings	Stable	Negative	—	Negative

Validus Reinsurance (Switzerland) Ltd
Financial strength rating	A	A	—	—
Outlook on ratings	Stable	Stable	—	—

Western World Insurance Company
Financial strength rating	A	—	—	—
Outlook on ratings	Stable	—	—	—

(a)
A.M. Best has placed all Validus Holdings, Ltd. ratings “under review with developing implications” following the announcement by the Company of the entry into a definitive agreement and plan of merger with AIG on January 22, 2018. The ratings will remain under review until the transaction closes and A.M. Best completes its evaluation of organizational changes and strategic position within the new structure.

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
Reserve for Losses and Loss Expenses
Description: The Company believes that the most significant accounting judgment made by management is our estimate of reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated remaining liability for both reported claims (“case reserves”) and unreported amounts (“incurred but not reported” or “IBNR” reserves). For (re)insurance business, the IBNR reserves include provision for loss incidents that have occurred but have not yet been reported to the Company as well as for future variation in case reserves (where the claim has been reported but the ultimate cost is not yet known). The provision for future variation in current case reserves is generally calculated using actuarial estimates of total IBNR at the aggregated line of business level. Additional individual claim IBNR amounts are sometimes calculated for larger claims within our (re)insurance businesses. Within the reinsurance business, the portion of total IBNR related to future variation on known claims is calculated at the individual claim level in some instances (either as an additional case reserve or individual claim IBNR). Within the insurance business, the provision for future variation in current case reserves is generally calculated using actuarial estimates of total IBNR, while individual claim IBNR amounts are sometimes calculated for larger claims. IBNR is established by the Company separately for certain large or catastrophe losses and smaller “attritional” losses. The Company has procedures in place to aggregate large or catastrophe losses on a consolidated basis for financial reporting and disclosure purposes. Loss events which have a net loss estimate at or above $30.0 million on a consolidated basis are disclosed separately and included in the reserves for notable loss events roll forward table. In addition, non-notable loss events which aggregate to $15.0 million or more but less than $30.0 million on a consolidated basis are disclosed separately and included in the Company’s analysis of losses and loss expenses. Notable and non-notable loss events are first determined at the respective operating company and are then aggregated and only disclosed if it is determined that they reach the respective consolidated threshold for notable and non-notable loss event disclosure.
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
2.ACR:    ACR are established for our reinsurance business by our claims department in cases where we believe the case reserves reported by the cedant requires adjustment. ACR supplement case reserves based on information obtained through ceding company audits or other sources. ACR are not generally used for our insurance business as claim volumes are generally greater and thus the potential for future variation in case reserve estimates on known claims often can be analyzed at an aggregate level using historical data.
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
Judgments and Uncertainties: Loss reserve estimates for (re)insurance business are not precise in that they deal with the inherent uncertainty in the outcome of (re)insurance claims made on the Company, many of which have not yet been reported to the Company. Estimating loss reserves requires management to make assumptions, both explicit and implicit, regarding future paid and reported loss development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors. These estimates and judgments are based on numerous factors, and may be revised over time as additional experience or other data becomes available, as new or improved methodologies are developed or as current laws change.
As predominantly a broker market (re)insurer, the Company must rely on loss information reported to us by brokers from clients, where such information is often incomplete or changing. The quality and type of information received varies by client and by the nature of the business, insurance or reinsurance.
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
The Company also writes longer tail lines of business in both its Reinsurance and Insurance segments. The Reinsurance segment’s longer tail lines of business include casualty and financial lines. The Insurance segment’s longer tail lines of business include financial, liability (including general liability, professional liability, products liability, and miscellaneous malpractice), marine and energy liability, political risk, and products and airports. These longer tail lines represent 20.9% of the Company’s gross premiums written for the year ended December 31, 2017. In contrast to our short-tail business, the claim tail for our longer tail lines of business is expected to be notably longer as claims are often reported and ultimately paid or settled years after the related loss event occurs. In the intervening period between occurrence, reporting and settlement, additional facts regarding individual claims and trends will often become known and current laws and case law may change, affecting the ultimate value of the claim.
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
For the Company’s insurance business, where a longer reserving history exists, the Company examines the development of its own historical paid and incurred losses to identify trends, which it then incorporates into the reserving process where it deems appropriate.
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
Loss emergence patterns for the business written by our Insurance segment are generally derived from its own historic loss development triangulations and in some instances, the Company’s Lloyd’s business is also supplemented by market data. For the reinsurance business written by our Reinsurance and Asset Management segments, where its own historic loss development triangulations are currently more limited, greater use is made of market data including reinsurance industry data available from organizations such as statistical bureaus and consulting firms, where appropriate. Expected loss ratios are estimated in a variety of ways, largely dependent upon the data available. Wherever it deems appropriate, management incorporates the Company’s own loss experience in establishing initial expected loss ratios and reserves. This is particularly true for the business written by our Insurance segment where a longer reserving history exists and expected losses and loss ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. For reinsurance business, expected losses and loss ratios are typically developed using vendor and proprietary computer models. The information used in these models is collected by underwriters and actuaries during the initial pricing of the business.
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
During 2010 and 2011, given the complexity and severity of notable loss events, explicit RDE on 2010 and 2011 notable loss events were included within the Company’s IBNR reserving process. As uncertainties surrounding initial estimates on notable loss events developed, this reserve has been allocated to specific notable loss events. No RDE was established for notable loss events incurred between 2012 through 2017.
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
The Company’s reserving methodology was not changed materially in the year ended December 31, 2017 from the methodology used in the year ended December 31, 2016. Management’s best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at December 31, 2017 were $4.8 billion and $1.2 billion, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by segment at December 31, 2017:

	December 31, 2017
(Dollars in thousands)	Gross Case Reserves	Gross IBNR Reserves	Total Gross Reserve for Losses and Loss Expenses
Reinsurance Segment	$633,441	$1,183,213	$1,816,654
Insurance Segment	839,279	1,461,158	2,300,437
Asset Management Segment	281,124	433,175	714,299
Total	$1,753,844	$3,077,546	$4,831,390
Management’s best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at December 31, 2016 were $3.0 billion and $430.4 million, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by segment at December 31, 2016:

	December 31, 2016
(Dollars in thousands)	Gross Case Reserves	Gross IBNR Reserves	Total Gross Reserve for Losses and Loss Expenses
Reinsurance Segment	$497,351	$696,146	$1,193,497
Insurance Segment	731,315	1,021,849	1,753,164
Asset Management Segment	9,106	39,428	48,534
Total	$1,237,772	$1,757,423	$2,995,195
To the extent (re)insurance industry data is relied upon to aid in establishing reserve estimates, there is a risk that the data may not match the Company’s risk profile or that the industry’s reserving practices overall differ from those of the Company and its clients. In addition, reserving can prove especially difficult should a significant loss event take place near the end of an accounting period, particularly if it involves a catastrophic event. These factors further contribute to the degree of uncertainty in the reserving process.
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
Management’s best estimate of the net reserve for losses and loss expenses at December 31, 2017 is $3.6 billion. The following tables show the effect on estimated net reserves for losses and loss expenses as of December 31, 2017 of a change in two of the most critical assumptions in establishing reserves: (1) loss emergence patterns, accelerated or decelerated by three and six months; and (2) expected loss ratios varied by plus or minus five and ten percent. Management believes that a reasonably likely scenario is represented by such a standard, as used by some professional actuaries as part of their review of an insurer’s or reinsurer’s reserves. Utilizing this standard as a guide, management has selected these variances to determine reasonably likely scenarios of variability in the loss emergence and loss ratio assumptions. These scenarios consider normal levels of catastrophe events. Loss reserves may vary beyond these scenarios in periods of heightened or reduced claim activity. The reserves resulting from the changes in the assumptions are not additive and should be considered separately. The following tables vary the assumptions employed therein independently. In addition, the tables below do not adjust any parameters other than the ones described above. Specifically, reinsurance collectability was not explicitly stressed as part of the calculations below.
Net reserve for losses and loss expenses at December 31, 2017—Sensitivity to loss emergence patterns

December 31, 2017
(Dollars in thousands)	Reserve for losses and loss expenses
Change in assumption
Six month acceleration	$3,209,064
Three month acceleration	$3,385,769
No change (selected)	$3,597,393
Three month deceleration	$3,813,320
Six month deceleration	$4,007,107
Net reserve for losses and loss expenses at December 31, 2017—Sensitivity to expected loss ratios

December 31, 2017
(Dollars in thousands)	Reserve for losses and loss expenses
Change in assumption
10% favorable	$3,347,338
5% favorable	$3,472,366
No change (selected)	$3,597,393
5% unfavorable	$3,722,420
10% unfavorable	$3,847,448
The most significant variance in the above scenarios, a six month deceleration in loss emergence patterns, would have the effect of increasing losses and loss expenses by $409.7 million.
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
A portion of our insurance business is written on facility (line slip or binder) basis, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers or delegate underwriting authority to a coverholder within set premium limits. Although premiums on this business are not contractually stated, we recognize gross premiums written based on an estimate provided by the client or coverholder, via the broker.
For reinsurance business, where the assumed reinsurance premium is written on an excess of loss (non-proportional) or on a proportional basis, reinsurance contracts are generally written prior to the time the underlying direct policies are written by cedants and accordingly cedants must estimate such premiums when purchasing reinsurance coverage. For excess of loss contracts, the deposit premium is defined in the contract. The deposit premium is based on the client’s estimated premiums, and this estimate is the amount recorded as written premium in the period the risk incepts. In the majority of cases, these contracts are adjustable to reflect the changes in underlying risks during the contract period. For proportional contracts, an estimate of written premium is recorded in the period in which the risk incepts. The written premiums estimate is based on the proportional cession percentage, on information provided by ceding companies and on management’s judgment. Management critically evaluates the information provided by ceding companies based on experience with the cedant, broker and the underlying book of business and may modify the initial premium estimates provided by the cedant.

The table below identifies the extent of premiums that were written on a proportional and non-proportional basis:

	Years Ended December 31,
	2017		2016		2015
(Dollars in thousands)	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Proportional	$707,031	24.0%	$767,922	29.0%	$725,135	28.4%
Non-proportional	2,243,907	76.0%	1,880,783	71.0%	1,832,371	71.6%
Total	$2,950,938	100.0%	$2,648,705	100.0%	$2,557,506	100.0%
Premium earning: For contracts written on a losses occurring basis or claims made basis, being the majority of our insurance and excess of loss reinsurance business, premium income is generally earned proportionately over the expected risk period, usually 12 months. For contracts written on a risks attaching basis, being primarily our proportional reinsurance and line slip and binder business, premiums are generally earned over a 24 month period due to the fact that some of the underlying exposures may attach towards the end of the contract, and such underlying exposures generally have a 12 month coverage period. The portion of the premium related to the unexpired portion of the policy at the end of any reporting period is presented on the Consolidated Balance Sheet as unearned premiums. Changes in circumstance subsequent to contract inception can impact the earning period. For example, when the exposure limit for a contract is reached, we fully earn any associated unearned premium.
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
For business written on a direct or facultative basis, endorsements, based on reports by our clients of changes in the original contractual cover, are recorded in the period in which the client reports are received, which would normally be over the life of the cover or shortly afterwards. Typically, the adjustment to the original premium is an insignificant portion of the total premium written.
For business written on a binder facility basis, although a premium estimate is not contractually stated for the amount of business to be written under any particular facility, an initial estimate of the expected premium written is received from the coverholder via the broker. Our estimate of premium is derived by reference to one or more of the following: the historical premium volume experienced by any facility, historical premium volume of similar facilities, the estimates provided by the broker and industry information on the underlying business. We actively monitor the development of actual reported premium against the estimates made; where actual reported premiums deviate from the estimate, we carry out an analysis to determine the cause and may, if necessary, adjust the estimated premiums.
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
Credit risk: Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, reports from rating agencies, the timeliness of cedants’ payments and the status of current balances owing. Based on this assessment, management believes that as at December 31, 2017 no provision for doubtful accounts is necessary for receivables from cedants.

Reinsurance Premiums Ceded and Reinsurance Recoverables
Description: As discussed in Item 1 “Business,” the Company primarily uses ceded reinsurance for risk mitigation purposes. Our Reinsurance and Insurance segments primarily purchase reinsurance on an excess of loss and proportional basis. The Company also purchases ILWs and a relatively small amount of facultative reinsurance.
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
Paid losses recoverable and loss reserves recoverable balances include amounts owed to us in respect of paid and unpaid ceded losses and loss expenses, respectively. The balances are presented net of a provision for non-recoverability. As at December 31, 2017, loss reserves recoverable balances were $1.2 billion and paid losses recoverable balances were $46.9 million. In establishing our reinsurance recoverable balances, significant judgment is exercised by management in determining the amount of unpaid losses and loss expenses to be ceded as well as our ability to cede losses and loss expenses under our reinsurance contracts.
The Company’s ceded unpaid losses and loss expenses consists of two elements, those for reported losses and those for IBNR. Ceded amounts for IBNR are developed as part of our loss reserving process. Consequently, the estimation of ceded unpaid losses and loss expenses is subject to similar risks and uncertainties in the estimation of gross IBNR (refer to “Reserve for Losses and Loss Expenses” above). As at December 31, 2017, ceded IBNR recoverable balances were $958.5 million.
Although our reinsurance recoverable balances are derived from our determination of contractual provisions, the recoverability of such amounts may ultimately differ due to the potential for a reinsurer to become financially impaired or insolvent or for a contractual dispute over contract language or coverage. Consequently, we review our reinsurance recoverable balances on a regular basis to determine if there is a need to establish a provision for non-recoverability. In performing this review, the Company uses judgment in assessing the credit worthiness of our reinsurers and the contractual provisions of our reinsurance agreements. As at December 31, 2017, the Company had a provision for non-recoverability of $8.8 million. In the event that the credit worthiness of our reinsurers were to deteriorate, actual uncollectible amounts could be significantly greater than our provision for non-recoverability.
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
At December 31, 2017, the use of different assumptions within the model could have an effect on the provision for uncollectible reinsurance reflected in the Company’s Consolidated Financial Statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision.
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
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over the fair value of nets assets acquired from the acquisition of Talbot, Western World and CRS. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized.
Goodwill and intangible assets are assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that it is more likely than not that an impairment exists. Such events or circumstances may include an economic downturn in a geographic market or change in the assessment of future operations. In performing this assessment, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. Similarly, the Company may first assess qualitative factors to determine whether it is more likely than not that an intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test described in ASC Topic 350 “Intangibles-Goodwill and Other.” The factors assessed in making this determination included the overall insurance industry outlook, business strategy, premium rates, earnings sustainability, market capitalization and the regulatory and political environment.
If goodwill or intangible assets are impaired, they are written down to their fair value with a corresponding expense reflected in the Consolidated Statements of Income and Comprehensive Income in the period in which the determination is made.
As at December 31, 2017 neither the Company’s initial valuation nor its subsequent valuations have indicated any impairment of the Company’s goodwill and intangible assets of $229.6 million and $171.4 million, respectively. For further details refer to Note 6 to the Consolidated Financial Statements, “Goodwill and intangible assets,” in Part II, Item 8.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to shareholders, any proxy statement, any other Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. These projections, goals, assumptions and statements are not historical facts but instead represent only the Company’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as “will,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “focused on achieving,” “view,” “target,” “goal,” or “estimate.” All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause the Company’s actual results and financial condition to differ, possibly materially, from the results and financial condition indicated in these projections, goals, assumptions and statements and, therefore, you should not place undue reliance on any such statement.
We believe that these factors include, but are not limited to, the following:

•	unpredictability and severity of catastrophic events;

•	our ability to obtain and maintain ratings, which may affect by our ability to raise additional equity or debt financings, as well as other factors described herein;

•	adequacy of the Company’s risk management and loss limitation methods;

•	cyclicality of demand and pricing in the (re)insurance markets;

•	the Company’s ability to implement its business strategy during “soft” as well as “hard” markets;

•	adequacy of the Company’s loss reserves;

•	continued availability of capital and financing;

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

•
general economic and market conditions (including inflation, volatility in the credit and capital markets, interest rates and foreign currency exchange rates) and conditions specific to the (re)insurance markets in which we operate;

•
the integration of businesses we may acquire or new business ventures, including overseas offices, we may start and the risk associated with implementing our business strategies and initiatives with respect to the new business ventures;

•
accuracy of those estimates and judgments used in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, taxes, contingencies, litigation and any determination to use the deposit method of accounting, which, for a relatively new (re)insurance company like our company, are even more difficult to make than those made in a mature company because of limited historical information;

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

•
termination of or changes in the terms of the U.S. MPCI program and termination or changes to the U.S. Farm Bill, including modifications to the SRA put in place by the Risk Management Agency of the U.S. Department of Agriculture;

•
the inability to complete the proposed transaction with AIG (the “proposed transaction”) because, among other reasons, conditions to the closing of the proposed transaction may not be satisfied or waived;

•	uncertainty as to the timing of completion of the proposed transaction;

•
the inability to complete the proposed transaction due to the failure to obtain approval from the Company’s shareholders for the proposed transaction or the failure to satisfy other conditions to completion of the proposed transaction, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the proposed transaction;

•	risks related to disruption of management’s attention from the Company’s ongoing business operations due to the proposed transaction;

•	the effect of the announcement of the proposed transaction on the Company’s relationships with its clients, operating results and business generally;

•	the outcome of any legal proceedings to the extent initiated against the Company or others following the announcement of the proposed transaction; and

•
the other factors set forth herein under Part I Item 1A “Risk Factors” and under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of this Annual Report on Form 10-K for the year ended December 31, 2017, as well as the risk and other factors set forth in the Company’s other filings with the SEC, as well as management’s response to any of the aforementioned factors.

In addition, other general factors could affect our results, including: (a) developments in the world’s financial and capital markets and our access to such markets; (b) changes in regulations or tax laws applicable to us, and (c) the effects of business disruption or economic contraction due to terrorism or other hostilities.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. Any forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. Except as required by law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 7A.    Quantitative And Qualitative Disclosures About Market Risk
The Company is principally exposed to five types of market risk:

•	interest rate risk;

•	foreign currency risk;

•	credit risk;

•	liquidity risk; and

•	inflation risk.
Interest Rate Risk
 The Company’s managed fixed maturity and short-term investments are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise and credit spreads widen, the market value of the Company’s fixed maturity and short-term investments fall and the Company has the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values. As interest rates decline and credit spreads tighten, the market value of the Company’s fixed maturity and short-term investments increase and the Company has reinvestment risk, as funds reinvested may earn less than is necessary to match anticipated liabilities. The Company manages interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of the (re)insurance liabilities it assumes and through the use of derivative instruments.
The following table indicates the impact on the fair value of the Company’s managed fixed maturity and short-term investment portfolios from an immediate 100 basis point increase and decrease in market interest rates (based on U.S. treasury yields):

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Increase (decrease) in fair value		Increase (decrease) in fair value
Immediate 100 basis point increase in market interest rates	$(132,008)	(2.1)%	$(136,758)	(2.4)%
Immediate 100 basis point decrease in market interest rates	$129,981	2.0%	$137,213	2.4%
As at December 31, 2017, the Company held $2.0 billion (December 31, 2016: $1.6 billion), or 35.3% (December 31, 2016: 28.8%) of the Company’s managed fixed maturity investments in asset-backed and mortgage-backed securities. Some of these assets are exposed to prepayment risk, which occurs when the frequency with which holders of the underlying loans prepay the outstanding principal before the maturity date changes. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
Foreign Currency Risk
We conduct our (re)insurance operations in a variety of non-U.S. currencies and certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. As the functional currency for the majority of our subsidiaries is the U.S. dollar, foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, our foreign currency policy is to broadly manage, where possible, our foreign currency risk by seeking to match our liabilities under (re)insurance policies that are payable in foreign currencies with assets that are denominated in such currencies.
The following table presents the Company’s monetary assets and liabilities held in foreign currencies and the Company’s non-monetary assets and liabilities that do not require revaluation:

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
Total monetary assets held in foreign currencies	$703,183	4.9%	$592,010	5.2%
Total monetary liabilities held in foreign currencies	686,088	7.2%	681,281	11.7%
Total non-monetary assets that do not require revaluation	12,703	0.1%	16,584	0.1%
Total non-monetary liabilities that do not require revaluation	57,703	0.6%	87,291	1.5%
When necessary, the Company may also use forward contracts to manage unmatched foreign currency exposures. To the extent foreign currency exposures are not hedged or otherwise matched, the Company may experience foreign exchange gains or losses, which in turn would affect the Company’s results of operations and financial condition.

For further information on the Company’s derivatives, refer to Note 3(g) to the Consolidated Financial Statements, “Significant Accounting Policies - Derivative instruments,” and Note 11 to the Consolidated Financial Statements, “Derivative instruments,” in Part II, Item 8.
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
Investments: The Company attempts to limit its credit exposure by purchasing high quality fixed maturity investments to maintain a minimum weighted average portfolio credit rating of A+ on its rated managed fixed maturity investments. As at December 31, 2017, the Company’s rated managed fixed maturity investments had an average credit quality rating of AA- (December 31, 2016: AA-).
In addition, the Company’s IPS limits the amount of “risk assets” held as part of its managed cash and investments portfolio to a maximum of 35% of shareholders’ equity available to Validus. Risk assets include non-investment grade debt securities, private equity investments, private placements that are not subject to rule 144A, hedge funds and other alternative assets. The Company’s managed cash and investment portfolio had risk assets of $760.3 million or 19.5% of shareholders’ equity available to Validus as at December 31, 2017 (December 31, 2016: $853.0 million or 22.2%).
The Company also limits its aggregate exposure to any single issuer to 3.75% or less of its total managed cash and investments portfolio, excluding government and agency securities, depending on the credit rating of the issuer. The Company did not have an aggregate exposure to any single issuer of more than 0.9% of total managed cash and investments, other than with respect to government and agency securities as at December 31, 2017 (December 31, 2016: 1.0%).
Furthermore, fixed maturity investments in below investment grade securities are limited to no more than 15% of the Company’s managed cash and investments portfolio. As at December 31, 2017, 7.1% (December 31, 2016: 9.4%) of the managed cash and investment portfolio was rated below Baa3/BBB-.
Reinsurance: The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S&P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. As at December 31, 2017, $1.3 billion or 99.2% (December 31, 2016: $461.4 million or 99.1%) of the Company’s reinsurance balances recoverable were either fully collateralized or recoverable from reinsurers rated A- or better.
Liquidity risk
Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments, including non-agency residential mortgage-backed securities and bank loans which represent 6.8% at December 31, 2017 (December 31, 2016: 8.9%) of managed cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At December 31, 2017, the Company had $1.0 billion (December 31, 2016: $726.0 million) of unrestricted, liquid assets, defined as managed unpledged cash and cash equivalents, short term investments, government and government agency securities.
For details on the Company’s debt and financing arrangements, refer to Part II, Item 8, Note 19 to the Consolidated Financial Statements, “Debt and financing arrangements.”
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
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
On May 1, 2017, the Company acquired all of the outstanding capital stock of CRS. CRS’ total assets and total revenues represented approximately 4.7% and 8.5%, respectively of the Company’s total assets and total revenues as of and for the year ended December 31, 2017. As permitted under SEC guidance, the Company has excluded CRS from the Company’s assessment scope for the effectiveness of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017.
Based on its assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers Ltd., an independent registered public accounting firm, as stated in their report included in this filing.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
The following table displays certain information regarding our equity compensation plans at December 31, 2017:

(Dollars in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
2005 Amended and Restated Long-Term Incentive Plan	109,394	$—	702,305
Director Stock Compensation Plan	—		52,104

(a)	Includes shares subject to outstanding restricted stock units only. All outstanding options were exercised in full during 2017.

(b)	Restricted stock units do not have an exercise price.
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

PART IV

Item 15.    Exhibits and Financial Statement Schedules
Financial Statements, Financial Statement Schedules and Exhibits.

(a)	Financial Statements and Financial Statement Schedules: See pages F-1 to F-97.

(b)
The exhibits numbers followed by an asterisk (*) indicate exhibits physically filed with this Annual Report on Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference.

Exhibit Number	Description of Document
2.1
Agreement and Plan of Merger, dated as of January 21, 2018, by and among Validus Holdings Ltd., American International Group, Inc. and Venus Holdings Limited (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2018)

3.1	Memorandum of Association dated October 10, 2005 (Incorporated by reference from S-1 SEC File No. 333-139989)

3.2	Amended and Restated Bye-laws (Incorporated by reference from S-1 SEC File No. 333-139989)

4.1	Specimen Common Share Certificate (Incorporated by reference from S-1 SEC File No. 333-139989)

4.2	Certificate of Deposit of Memorandum of Increase of Share Capital dated October 28, 2005 (Incorporated by reference from S-1 SEC File No. 333-139989)

4.3	Specimen 5.875% Non-Cumulative Preference Shares, Series A (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 13, 2016)

4.4
Certificate of Designations of 5.875% Non-Cumulative Preference Shares, Series A, of Validus Holdings, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 13, 2016)

4.5	Form of depositary receipt (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 13, 2016)

4.6	9.069% Junior Subordinated Deferrable Debentures Indenture dated as of June 15, 2006 (Incorporated by reference from S-1 SEC File No. 333-139989)

4.7	Form of 9.069% Junior Subordinated Deferrable Debentures (Included in Exhibit 4.6 hereto) (Incorporated by reference from S-1 SEC File No. 333-139989)

4.8	First Supplemental Indenture to the 9.069% Junior Subordinated Deferrable Debentures Indenture dated as of September 15, 2006 (Incorporated by reference from S-1 SEC File No. 333-139989)

4.9	8.480% Junior Subordinated Deferrable Debentures Indenture dated as of June 29, 2007 (Incorporated by reference from S-1 SEC File No. 333-139989)

4.10	Form of 8.480% Junior Subordinated Deferrable Debentures (Included in Exhibit 4.9 hereto) (Incorporated by reference from S-1 SEC File No. 333-139989)

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

4.13	Form of 8.875% Senior Note (Included in Exhibit 4.11 hereto) (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2010)

4.14
Junior Subordinated Indenture dated as of August 23, 2006, between Flagstone Reinsurance Holdings Limited and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.15
First Supplemental Indenture, dated as of May 17, 2010, among Flagstone Reinsurance Holdings, S.A., Flagstone Reinsurance Holdings Limited and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.16
Second Supplemental Indenture, dated as of November 30, 2012, among Flagstone Reinsurance Holdings (Bermuda) Limited, Flagstone Reinsurance Holding, S.A. and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.17
Third Supplemental Indenture, dated as of November 30, 2012, among Validus UPS, Ltd., Validus Holdings, Ltd. and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.18
Fourth Supplemental Indenture dated as of July 13, 2016 between Validus Reinsurance Ltd. and The Bank of New York Mellon Trust Company, National Association (as successor in interest to JPMorgan Chase Bank, National Association), as trustee (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

4.19
Junior Subordinated Indenture, dated as of September 20, 2007, between Flagstone Reinsurance Holdings Limited and The Bank of New York Trust Company, National Association, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.20
First Supplemental Indenture, dated as of May 17, 2010, among Flagstone Reinsurance Holdings, S.A., Flagstone Reinsurance Holdings Limited and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.21
Second Supplemental Indenture, dated as of November 30, 2012, among Flagstone Reinsurance Holdings (Bermuda) Limited, Flagstone Reinsurance Holdings, S.A. and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.22
Third Supplemental Indenture, dated as of November 30, 2012, among Validus UPS, Ltd., Validus Holdings, Ltd. and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.23
Fourth Supplemental Indenture dated as of July 13, 2016 between Validus Reinsurance Ltd. and The Bank of New York Mellon Trust Company, National Association (as successor in interest to The Bank of New York Trust Company, National Association), as trustee (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

4.24
Junior Subordinated Indenture, dated as of June 8, 2007, among Flagstone Finance S.A., Flagstone Reinsurance Holdings Limited and Wilmington Trust Company, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.25
First Supplemental Indenture, dated as of May 17, 2010, among Flagstone Finance S.A., Flagstone Reinsurance Holdings, S.A. and Wilmington Trust Company, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.26
Second Supplemental Indenture, dated as of November 30, 2012, among Flagstone Finance S.A., Flagstone Reinsurance Holdings (Bermuda) Limited, Flagstone Reinsurance Holdings, S.A. and Wilmington Trust Company, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.27
Third Supplemental Indenture, dated as of November 30, 2012, among Flagstone Finance S.A, Validus UPS, Ltd., Validus Holdings, Ltd. and Wilmington Trust Company, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.28
Fourth Supplemental Indenture dated as of July 12, 2016 between Validus UPS, Ltd. and Wilmington Trust Company, a Delaware trust company, as trustee (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

4.29
Fifth Supplemental Indenture dated as of July 13, 2016 between Validus Reinsurance, Ltd. and Wilmington Trust Company, a Delaware trust company, as trustee (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

4.30
Note Purchase Agreement, dated as of August 23, 2006, between Flagstone Reinsurance Holdings Limited and Merrill Lynch International (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.31
Amendment No. 1, dated as of November 30, 2012, to the Note Purchase Agreement, among Flagstone Reinsurance Holding (Bermuda) Limited and the noteholders named therein (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.32
Amendment No. 2, dated as of November 30, 2012, to the Note Purchase Agreement, among Validus UPS, Ltd., Validus Holdings, Ltd. and the noteholders named therein (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.33
Amendment No. 3 to Note Purchase Agreement dated as of July 13, 2016 between Validus Reinsurance, Ltd. and Validus Holdings, Ltd. as Guarantor and the noteholders named therein (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

10.1
Five-Year Unsecured Revolving Credit and Letter of Credit Facility, dated as of December 9, 2015, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and Lloyds Securities Inc., as syndication agent (Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 10, 2015)

10.2
Five-Year Secured Letter of Credit Facility, dated as of December 9, 2015, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and Lloyds Securities Inc., as syndication agent (Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 10, 2015)

10.3
Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Lixin Zeng dated as of November 5, 2012 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the SEC on November 6, 2012)

10.3.1
Amendment No.1 to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Lixin Zeng dated as of March 12, 2015 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.4
Amended and Restated Employment Agreement dated as of February 15, 2013 between Validus Holdings, Ltd. and Jeffrey D. Sangster (Incorporated by reference from the Company’s Annual Report on Form 10-K for year ended December 31, 2012, filed with the SEC on February 15, 2013).

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

10.5.1
Amendment No.1 to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)

10.5.2
Amendment No. 2 to Amended and Restated Employment Agreement between Edward J. Noonan and Validus Holdings, Ltd. dated as of March 12, 2015 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.6
Employment Agreement dated as of September 1, 2010 between Validus Holdings, Ltd. and Jonathan P. Ritz. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2010)

10.6.1
Amendment No. 1 to Employment Agreement between Validus Holdings, Ltd. and Jonathan P. Ritz dated as of October 1, 2010 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)

10.6.2
Amendment No. 2 to Employment Agreement between Jonathan P. Ritz and Validus America, Inc. dated as of March 12, 2015 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.6.3
Amendment No. 3 to Employment Agreement between Validus America, Inc. and Jonathan P. Ritz dated as of November 3, 2016 (Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017)

10.7
Employment Agreement between Talbot Underwriting Services Ltd. and Peter A. Bilsby dated as of March 19, 2013 (as amended on March 1, 2016) (Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017)

10.8
Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Robert F. Kuzloski dated as of April 1, 2011 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 4, 2011)

10.8.1
Amendment No. 1 to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Robert F. Kuzloski dated as of August 1, 2012 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the SEC on November 6, 2012)

10.8.2
Amendment No. 2 to Amended and Restated Employment Agreement between Robert F. Kuzloski and Validus Holdings, Ltd. dated as of March 12, 2015 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.9
Employment Agreement between Validus Holdings, Ltd. and Andrew Kudera dated as of February 2, 2010 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 4, 2011)

10.9.1
Amendment No. 1 to Employment Agreement between Andrew E. Kudera and Validus Holdings, Ltd. dated as of March 12, 2015 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.10
Employment Agreement dated October 25, 2012 between Validus America, Inc. and for purposes of Section 12.04, countersigned by Validus Holdings, Ltd. and John J. Hendrickson (Incorporated by reference from the Company’s Annual Report on Form 10-K for year ended December 31, 2012, filed with the SEC on February 15, 2013)

10.10.1
Amendment No. 1 to Employment Agreement between John J. Hendrickson and Validus America, Inc. dated as of March 12, 2015 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.11
Employment Agreement dated as of April 2, 2013 between Validus America, Inc. and Romel Salam (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed with the SEC on May 6, 2013)

10.11.1
Amendment No. 1 to Employment Agreement between Validus America, Inc. and Romel Salam dated as of May 20, 2014 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed with the SEC on August 7, 2014)

10.11.2
Amendment No. 2 to Employment Agreement between Romel Salam and Validus America, Inc. dated as of March 12, 2015 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.12
Amended and Restated Employment Agreement dated as of April 30, 2013 between Validus Services (Bermuda), Ltd. and Kean Driscoll (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed with the SEC on May 6, 2013)

10.12.1
Amendment No. 1 to Amended and Restated Employment Agreement between Kean Driscoll and Validus Services (Bermuda) Ltd. dated as of March 12, 2015 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.13
Amended and Restated Employment Agreement dated as of June 1, 2016, between Validus Holdings, Ltd. and Michael Moore (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

10.14
Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Patrick Boisvert dated as of May 18, 2016 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

10.15
Amended and Restated Validus Holdings, Ltd. 2005 Long Term Incentive Plan (As Amended and Restated Effective May 7, 2015) (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015)

10.16
Form of Amended Post-IPO Restricted Share Award Agreement for Validus Executive Officers (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)

10.17
Form of Amended Restricted Share Agreement for Talbot Executive Officers (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)

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

10.28
Subscription Agreement dated as of December 22, 2017 between Aquiline Co-Invest III GP Ltd. and Validus Reinsurance, Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2017)

10.29
Credit Agreement, dated as of August 7, 2017, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., and Barclays Bank PLC, as Lender (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 8, 2017)

10.30
Unsecured Revolving Credit Agreement, dated as of August 7, 2017, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., and HSBC Bank USA, National Association, as lender (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 8, 2017)

10.31	*	Subscription Agreement dated as of March 3, 2017 between Aquiline Technology Growth Fund L.P. and Western World Insurance Company

10.32	*	Subscription Agreement dated as of March 3, 2017 between Aquiline Technology Growth Fund L.P. and Tudor Insurance Company

12	*	Ratio of Earnings to Fixed Charges and Preferred Dividends

21	*	Subsidiaries of the Registrant

23	*	Consent of PricewaterhouseCoopers Ltd.

24		Power of attorney (Incorporated by Reference from signature page)

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32	*	Section 1350 Certification

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
*Filed herewith

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on February 28, 2018.

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

Signature	Title	Date

/s/ EDWARD J. NOONAN	Chairman of the Board of Directors	February 28, 2018
Name: Edward J. Noonan	and Chief Executive Officer (Principal Executive Officer)
/s/ JEFFREY D. SANGSTER	Executive Vice President	February 28, 2018
Name: Jeffrey D. Sangster	and Chief Financial Officer (Principal Finance Officer)
/s/ PATRICK BOISVERT	Executive Vice President	February 28, 2018
Name: Patrick Boisvert	and Chief Accounting Officer (Principal Accounting Officer)
/s/ MAHMOUD ABDALLAH	Director	February 28, 2018
Name: Mahmoud Abdallah
/s/ MICHAEL E. A. CARPENTER	Director	February 28, 2018
Name: Michael E. A. Carpenter
/s/ MATTHEW J. GRAYSON	Director	February 28, 2018
Name: Matthew J. Grayson
/s/ KARIN HIRTLER-GARVEY	Director	February 28, 2018
Name: Karin Hirtler-Garvey
/s/ JOHN J. HENDRICKSON	Director	February 28, 2018
Name: John J. Hendrickson
/s/ JEAN-MARIE NESSI	Director	February 28, 2018
Name: Jean-Marie Nessi
/s/ MANDAKINI PURI	Director	February 28, 2018
Name: Mandakini Puri
/s/ GAIL ROSS	Director	February 28, 2018
Name: Gail Ross
/s/ DR. THERESE M. (TERRI) VAUGHAN	Director	February 28, 2018
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Validus Holdings, Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Validus Holdings, Ltd. and its subsidiaries as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Crop Risk Services Inc. (“CRS”) from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded CRS from our audit of internal control over financial reporting. CRS is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 4.7% and 8.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers Ltd.
Hamilton, Bermuda
February 28, 2018
We have served as the Company’s auditor since 2005.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Validus Holdings, Ltd.
Consolidated Balance Sheets
As at December 31, 2017 and 2016
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2017	December 31, 2016
Assets
Fixed maturity investments trading, at fair value (amortized cost: 2017—$5,876,261; 2016—$5,584,599)	$5,858,348	$5,543,030
Short-term investments trading, at fair value (amortized cost: 2017—$3,381,714; 2016—$2,796,358)	3,381,757	2,796,170
Other investments, at fair value (cost: 2017—$330,416; 2016—$380,130)	355,218	405,712
Investments in investment affiliates, equity method (cost: 2017—$61,944; 2016—$84,840)	100,137	100,431
Cash and cash equivalents	754,990	419,976
Restricted cash	394,663	70,956
Total investments and cash	10,845,113	9,336,275
Premiums receivable	939,487	725,390
Deferred acquisition costs	213,816	209,227
Prepaid reinsurance premiums	132,938	77,996
Securities lending collateral	2,717	9,779
Loss reserves recoverable	1,233,997	430,421
Paid losses recoverable	46,873	35,247
Income taxes recoverable	9,044	4,870
Deferred tax asset	52,467	43,529
Receivable for investments sold	12,182	3,901
Intangible assets	171,411	115,592
Goodwill	229,573	196,758
Accrued investment income	29,096	26,488
Other assets	508,165	134,282
Total assets	$14,426,879	$11,349,755
Liabilities
Reserve for losses and loss expenses	$4,831,390	$2,995,195
Unearned premiums	1,147,186	1,076,049
Reinsurance balances payable	331,645	54,781
Securities lending payable	2,717	10,245
Deferred tax liability	4,600	3,331
Payable for investments purchased	74,496	29,447
Accounts payable and accrued expenses	1,225,875	587,648
Notes payable to AlphaCat investors	1,108,364	278,202
Senior notes payable	245,564	245,362
Debentures payable	539,158	537,226
Total liabilities	9,510,995	5,817,486
Commitments and contingent liabilities
Redeemable noncontrolling interests	1,004,094	1,528,001
Shareholders’ equity
Preferred shares (Issued and Outstanding: 2017—16,000; 2016—6,000)	400,000	150,000
Common shares (Issued: 2017—161,994,491; 2016—161,279,976; Outstanding: 2017—79,319,550; 2016—79,132,252)	28,349	28,224
Treasury shares (2017—82,674,941; 2016—82,147,724)	(14,468)	(14,376)
Additional paid-in capital	814,641	821,023
Accumulated other comprehensive loss	(22,192)	(23,216)
Retained earnings	2,688,742	2,876,636
Total shareholders’ equity available to Validus	3,895,072	3,838,291
Noncontrolling interests	16,718	165,977
Total shareholders’ equity	3,911,790	4,004,268
Total liabilities, noncontrolling interests and shareholders’ equity	$14,426,879	$11,349,755

The accompanying notes are an integral part of these Consolidated Financial Statements.

Validus Holdings, Ltd.
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
For the Years Ended December 31, 2017, 2016 and 2015
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2017	December 31, 2016	December 31, 2015
Revenues
Gross premiums written	$2,950,938	$2,648,705	$2,557,506
Reinsurance premiums ceded	(469,633)	(289,705)	(328,681)
Net premiums written	2,481,305	2,359,000	2,228,825
Change in unearned premiums	99,783	(109,835)	18,064
Net premiums earned	2,581,088	2,249,165	2,246,889
Net investment income	177,873	150,385	127,824
Net realized gains on investments	7,623	15,757	2,298
Change in net unrealized gains (losses) on investments	3,215	16,871	(32,395)
Income (loss) from investment affiliates	22,010	(2,083)	4,281
Other insurance related income and other income	13,179	2,195	5,111
Foreign exchange (losses) gains	(7,447)	10,864	(8,731)
Total revenues	2,797,541	2,443,154	2,345,277
Expenses
Losses and loss expenses	2,300,178	1,065,097	977,833
Policy acquisition costs	471,553	449,482	410,058
General and administrative expenses	352,137	336,294	363,709
Share compensation expenses	40,111	42,907	38,341
Finance expenses	58,546	58,520	74,742
Transaction expenses	4,427	—	—
Total expenses	3,226,952	1,952,300	1,864,683
(Loss) income before taxes, (loss) from operating affiliate and loss (income) attributable to AlphaCat investors	(429,411)	490,854	480,594
Tax benefit (expense)	7,580	19,729	(6,376)
(Loss) from operating affiliate	—	(23)	(3,949)
Loss (income) attributable to AlphaCat investors	16,929	(23,358)	(2,412)
Net (loss) income	(404,902)	487,202	467,857
Net loss (income) attributable to noncontrolling interests	357,280	(123,363)	(92,964)
Net (loss) income (attributable) available to Validus	(47,622)	363,839	374,893
Dividends on preferred shares	(15,861)	(4,455)	—
Net (loss) income (attributable) available to Validus common shareholders	$(63,483)	$359,384	$374,893

Comprehensive (loss) income:
Net (loss) income	$(404,902)	$487,202	$467,857
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	4,057	(10,440)	(3,716)
Change in minimum pension liability	2,869	(484)	544
Change in fair value of cash flow hedges	(6,352)	277	(841)
Other comprehensive income (loss), net of tax	574	(10,647)	(4,013)
Comprehensive loss (income) attributable to noncontrolling interests	357,280	(123,363)	(92,964)
Comprehensive (loss) income (attributable) available to Validus	$(47,048)	$353,192	$370,880

(Loss) earnings per common share
Basic (loss) earnings per share (attributable) available to Validus common shareholders	$(0.80)	$4.43	$4.47
(Loss) earnings per diluted share (attributable) available to Validus common shareholders	$(0.80)	$4.36	$4.34
Cash dividends declared per common share	$1.52	$1.40	$1.28

Weighted average number of common shares and common share equivalents outstanding:
Basic	79,091,376	81,041,974	83,107,236
Diluted	79,091,376	82,359,460	86,426,760
The accompanying notes are an integral part of these Consolidated Financial Statements.

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2017, 2016 and 2015
(Expressed in thousands of U.S. dollars)

	December 31, 2017	December 31, 2016	December 31, 2015
Preferred shares
Balance, beginning of year	$150,000	$—	$—
Preferred shares issued	250,000	150,000	—
Balance, end of year	$400,000	$150,000	$—

Common shares
Balance, beginning of year	$28,224	$28,100	$27,222
Common shares issued, net	125	124	878
Balance, end of year	$28,349	$28,224	$28,100

Treasury shares
Balance, beginning of year	$(14,376)	$(13,592)	$(12,545)
Repurchase of common shares	(92)	(784)	(1,047)
Balance, end of year	$(14,468)	$(14,376)	$(13,592)

Additional paid-in capital
Balance, beginning of year	$821,023	$1,002,980	$1,207,493
Offering expenses on preferred shares	(8,314)	(5,148)	—
Common shares (redeemed) issued, net	(11,703)	(7,825)	16,529
Repurchase of common shares	(26,476)	(211,891)	(259,383)
Share compensation expenses	40,111	42,907	38,341
Balance, end of year	$814,641	$821,023	$1,002,980

Accumulated other comprehensive loss
Balance, beginning of year	$(23,216)	$(12,569)	$(8,556)
Other comprehensive income (loss)	574	(10,647)	(4,013)
Amounts reclassified from accumulated other comprehensive loss	450	—	—
Balance, end of year	$(22,192)	$(23,216)	$(12,569)

Retained earnings
Balance, beginning of year	$2,876,636	$2,634,056	$2,372,972
Net (loss) income	(404,902)	487,202	467,857
Net loss (income) attributable to noncontrolling interests	357,280	(123,363)	(92,964)
Dividends on preferred shares	(15,861)	(4,455)	—
Dividends on common shares	(124,411)	(116,804)	(113,809)
Balance, end of year	$2,688,742	$2,876,636	$2,634,056

Total shareholders’ equity available to Validus	$3,895,072	$3,838,291	$3,638,975
Noncontrolling interests	16,718	165,977	154,662
Total shareholders’ equity	$3,911,790	$4,004,268	$3,793,637
The accompanying notes are an integral part of these Consolidated Financial Statements.

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015
(Expressed in thousands of U.S. dollars)

	December 31, 2017	December 31, 2016	December 31, 2015
Cash flows provided by (used in) operating activities
Net (loss) income	$(404,902)	$487,202	$467,857
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Share compensation expenses	40,111	42,907	38,341
Loss on redemption of AlphaCat ILS fund	402	—	—
Amortization of discount on Senior Notes	108	108	108
(Income) loss from investment and operating affiliates	(22,010)	2,106	(332)
Net realized and change in net unrealized (gains) losses on investments	(10,838)	(32,628)	30,097
Amortization of intangible assets	8,261	5,666	5,666
Foreign exchange (gains) losses included in net income	(14,719)	3,043	18,907
Amortization of premium on fixed maturity investments	15,910	17,961	23,075
Change in operational balance sheet items:
Premiums receivable	353,787	(76,659)	44,154
Deferred acquisition costs	(8,705)	(28,225)	(19,980)
Prepaid reinsurance premiums	172,215	(4)	4,955
Loss reserves recoverable	(745,979)	(85,264)	24,659
Paid losses recoverable	6,352	(11,932)	15,111
Reserve for losses and loss expenses	1,717,794	37,042	(231,345)
Unearned premiums	(335,512)	109,839	(23,019)
Reinsurance balances payable	(18,381)	(18,487)	(52,785)
Other operational balance sheet items, net	(364,160)	(42,472)	(10,963)
Net cash provided by operating activities	389,734	410,203	334,506

Cash flows provided by (used in) investing activities
Proceeds on sales of fixed maturity investments	3,135,835	2,671,226	3,842,408
Proceeds on maturities of fixed maturity investments	482,006	349,722	332,410
Purchases of fixed maturity investments	(3,850,224)	(3,074,703)	(4,225,031)
Purchases of short-term investments, net	(577,391)	(856,021)	(436,690)
Purchases of other investments, net	(7,093)	(64,943)	(5,988)
Decrease (increase) in securities lending collateral	7,062	(4,916)	(4,393)
Distributions from operating affiliates	—	369	46,603
Distributions (investments) in investment affiliates, net	22,304	(14,841)	(19,886)
Purchase of subsidiary, net of cash	(183,923)	—	—
Net cash used in investing activities	(971,424)	(994,107)	(470,567)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of notes payable to AlphaCat investors	311,054	296,325	75,493
Proceeds drawn on credit facilities	206,000	—	—
Net proceeds on issuance of preferred shares	241,686	144,852	—
(Redemption) issuance of common shares, net	(11,578)	(7,701)	17,407
Purchases of common shares under share repurchase program	(26,568)	(212,675)	(260,430)
Dividends paid on preferred shares	(15,861)	(4,455)	—
Dividends paid on common shares	(123,859)	(115,625)	(112,967)
(Decrease) increase in securities lending payable	(7,528)	4,916	4,393
Third party investments in redeemable noncontrolling interests	397,199	393,450	499,200
Third party redemptions of redeemable noncontrolling interests	(258,869)	(17,285)	(86,933)
Third party investments in noncontrolling interests	258,300	171,674	9,600
Third party distributions of noncontrolling interests	(200,690)	(127,103)	(168,758)
Third party subscriptions received (deployed) on funds and sidecars, net	458,881	(225,284)	249,636
Net cash provided by financing activities	1,228,167	301,089	226,641
Effect of foreign currency rate changes on cash and cash equivalents and restricted cash	12,244	(22,632)	(17,605)
Net increase (decrease) in cash and cash equivalents and restricted cash	658,721	(305,447)	72,975
Cash and cash equivalents and restricted cash—beginning of year	490,932	796,379	723,404
Cash and cash equivalents and restricted cash—end of year	$1,149,653	$490,932	$796,379

Supplemental disclosure of cash flow information:
Taxes paid during the year	$4,321	$6,034	$16,050
Interest paid during the year	$54,433	$54,638	$55,047
The accompanying notes are an integral part of these Consolidated Financial Statements.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

1. Nature of the business
Validus Holdings, Ltd. (together with its wholly and majority owned subsidiaries, the “Company” or “Validus”) was incorporated under the laws of Bermuda on October 19, 2005. The Company provides reinsurance and insurance coverage, and insurance-linked securities (“ILS”) management.
Reportable Segments
In accordance with authoritative accounting guidance, the Company continually monitors and reviews its segment reporting structure to determine whether any changes have occurred that would impact the composition of the Company’s reportable segments. As a result of the evolution of the Company’s operations, the global nature of the industry and synergies obtained through the acquisition and integration of Talbot Holdings Ltd. (“Talbot”), Western World Insurance Group, Inc. (“Western World”) and Crop Risk Services, Inc. (“CRS”), the Company’s previous reportable segments had integrated in such a way that during the fourth quarter of 2017, the Company changed its reportable segments to “Reinsurance,” “Insurance,” and “Asset Management.” Furthermore, to better align the Company’s disclosures with its current strategy, the Company also changed its primary lines of business to “Property,” “Specialty - Short-tail” and “Specialty - Other.”
The change in reportable segments and primary lines of business had no impact on the Company’s historical consolidated financial positions, results of operations or cash flows as previously reported. Where applicable, all prior periods presented have been reclassified to conform to this new presentation.
A description of each of these three reportable segments is as follows:
Reinsurance
The Reinsurance segment operates as a global provider of reinsurance products and primarily concentrates on property and other reinsurance risks commonly referred to as short-tail in nature due to the relatively brief period between the occurrence and payment of a claim. The segment operates primarily through Validus Reinsurance, Ltd. (“Validus Re”) and Validus Reinsurance (Switzerland) Ltd. (“Validus Re Swiss”), as well as Lloyd’s Syndicate 1183 (the “Talbot Syndicate”), which is managed by Talbot through its wholly–owned subsidiaries. The Talbot Syndicate has a short-tail treaty reinsurance portfolio that provides the Company with access to the Lloyd’s marketplace.
Insurance
The Insurance segment operates globally and focuses on property and specialty insurance business, as well as facultative reinsurance, which provides coverage on a single-risk basis. The segment operates primarily through two insurance companies, the Talbot Syndicate and Western World. Western World provides the company access to the U.S. commercial insurance market and primarily insures small to medium size commercial and institutional risks through three wholly–owned insurance subsidiaries: Western World Insurance Company (“WWIC”), Tudor Insurance Company (“Tudor”) and Stratford Insurance Company (“Stratford”). On May 1, 2017, Western World acquired all of the outstanding capital stock of CRS, a U.S. based primary crop insurance managing general agent. Refer to Note 5, “Business combinations,” for further details.
Asset Management
The Asset Management segment participates in the market for ILS, which are financial instruments, the values of which are determined by insurance losses caused primarily by natural catastrophes such as major earthquakes and hurricanes. The Asset Management segment operates primarily through AlphaCat Managers Ltd. (“AlphaCat Managers”), an asset manager primarily for third party investors.
Corporate and Investments
The Company also has a corporate and investments function (“Corporate and Investments”), which includes the activities of the parent company, and which carries out certain functions for the group, including investment management. Detailed financial information about each of the Company’s reportable segments and Corporate and Investments is presented in Note 25, “Segment information.”

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

2. Basis of preparation and consolidation
These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company consolidates in these Consolidated Financial Statements the results of operations and financial position of every voting interest entity (“VOE”) in which the Company has a controlling financial interest and variable interest entity (“VIE”) in which the Company is considered to be the primary beneficiary. The consolidation assessment, including the determination as to whether an entity qualifies as a VIE or VOE, depends on the facts and circumstances surrounding each entity.
All significant intercompany accounts and transactions have been eliminated.
The preparation of these Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the amounts included in the Consolidated Financial Statements reflect management’s best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:
•the reserve for losses and loss expenses;
•the premium written on a line slip or proportional basis;
•the valuation of goodwill and intangible assets;
•the loss reserves recoverable, including the provision for uncollectible amounts; and
•the valuation of invested assets and other financial instruments.
The term “ASC” used in these notes refers to Accounting Standard Codification issued by the United States Financial Accounting Standards Board (the “FASB”).
3. Significant accounting policies
The following is a summary of significant accounting policies adopted by the Company.

(a)	Premiums
Reinsurance contracts can be written on a risks attaching or losses occurring basis. Under risks attaching reinsurance contracts, all claims from cedants’ underlying policies incepting during the contract period are covered, even if they occur after the expiration date of the reinsurance contract. In contrast, losses occurring reinsurance contracts cover all claims occurring during the period of the contract, regardless of the inception dates of the underlying policies. Any claims occurring after the expiration of the losses occurring contract are not covered.
Insurance and reinsurance premiums written are recorded at the inception of the policy. Reinsurance premiums are estimated based on information received from brokers, ceding companies and reinsureds, and any subsequent differences arising on such estimates are recorded in the periods in which they are determined.
Premiums written are earned on a pro-rated basis over the term of the related policy or contract. For direct insurance, and for facultative and losses occurring reinsurance contracts, the earnings period is generally the same as the term of the related contract or policy. For reinsurance contracts written on a risks attaching basis, the earnings period is based on the terms of the underlying contracts and policies and is generally assumed to be 24 months. The portion of the premiums written applicable to the unexpired terms of the underlying contracts and policies in force is recorded as unearned premiums.
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
Policy acquisition costs are costs that vary with, and are directly related to, the successful production of new and renewal business, and consist principally of commissions and brokerage expenses. Acquisition costs are shown net of commissions earned on reinsurance ceded. However, if the sum of a contract’s expected losses and loss expenses and deferred acquisition costs exceeds

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

related unearned premiums, a premium deficiency is determined to exist. In this event, deferred acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency. There were no significant premium deficiency adjustments recognized during the periods presented herein.
Policy acquisition costs also include profit commissions, which are recognized on a basis consistent with our estimate of losses and loss expenses.

(c)	Reserve for losses and loss expenses
The reserve for losses and loss expenses includes reserves for unpaid reported losses (“case reserves”) and for losses incurred but not reported (“IBNR”). Case reserves are established by management based on reports from brokers, ceding companies and insureds and represents the unpaid portion of the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by, the Company. IBNR reserves are established by management based on actuarially determined estimates of ultimate losses and loss expenses. Inherent in the estimate of ultimate losses and loss expenses are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled.
The period of time from the occurrence of a loss to the reporting of a loss to the Company and to the settlement of the Company’s liability may be several months or years. During this period, additional facts and trends may be revealed. Accordingly, losses and loss expenses ultimately paid may differ materially from the amounts recorded in the Consolidated Financial Statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. These adjustments sometimes lead to an increase or decrease in ultimate losses, and at other times lead to a reallocation between IBNR and specific case reserves. Adjustments to ultimate loss estimates, if any, are recorded in earnings in the period in which they become known. Prior period development arises from changes to these estimates recognized in the current year that relate to losses and loss expenses that were incurred in previous calendar years.
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

(d)	Reinsurance
The Company enters into reinsurance and retrocession agreements in order to mitigate its accumulation of loss, reduce its liability on individual risks, enable it to underwrite policies with higher limits and increase its aggregate capacity. Ceded reinsurance premiums are accounted for on bases consistent with those used in accounting for the underlying premiums assumed. Prepaid reinsurance premiums represent the portion of premiums ceded applicable to the unexpired term of policies in force.
Loss reserves recoverable on unpaid losses represent amounts that will be collectible from reinsurers once the losses are paid. Reinsurance recoverable on paid losses represents amounts currently due from reinsurers. The recognition of reinsurance recoverable requires two key judgments. In determining the Company’s ceded IBNR, the first judgment involves the estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is developed as part of the Company’s loss reserving process and consequently, its estimation is subject to risks and uncertainties similar to the estimation of gross IBNR.

(e)	Investments
The Company classifies its fixed maturity and short-term investments as trading and accounts for its other investments in accordance with ASC Topic 825 “Financial Instruments.” As such, all investments are carried at fair value with interest and dividend income and realized and unrealized gains and losses included in net income.
All investment transactions are recorded on a first-in-first-out basis and realized gains and losses on the sale of investments are determined on the basis of amortized cost (or cost). Interest on fixed maturity securities is recorded in net investment income when earned and includes amortization of premium or accretion of discount.
For mortgage-backed securities, and any other holdings which carry the risk of prepayment, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the resultant change in effective yields and maturities are recognized retrospectively. Prepayment fees or call premiums that are only payable to the Company when a security is called prior to its maturity, are earned when received and reflected in net investment income.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Short-term investments primarily comprise investments with a remaining maturity of less than one year at time of purchase and money market funds held at the Company’s investment managers. Certain short-term investments relate to funds held in trust in support of collateralized reinsurance transactions.
Restricted cash primarily relates to funds held in trust in support of collateralized reinsurance transactions.
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
The Company enters into various derivative instruments in the form of foreign currency forward exchange contracts, interest rate swap contracts and weather derivative instruments. These derivative instruments are used to manage exposures to currency and interest rate risks, to enhance the efficiency of the Company’s investment portfolio and to provide protection against cedants’ financial exposure to variability in weather patterns. All of the Company’s outstanding derivative financial instruments are recognized in the Consolidated Balance Sheets at their fair values. The effect on earnings from recognizing the fair values of these derivative financial instruments depends on their intended use, their hedge designation, and their effectiveness in offsetting changes in the fair values of the exposures they are hedging.
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the changes in the fair value or cash flows of the hedged item. The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The documentation process includes linking derivatives to specific assets or liabilities on the balance sheet, and assessing, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the designated changes of the hedged items. The Company currently applies the long haul method when assessing a hedge’s effectiveness.
The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting the designated changes of the hedged item, the derivative is de-designated as a hedging instrument, or the derivative expires or is sold, terminated or exercised. When hedge accounting is discontinued because the Company becomes aware that it is not probable that the forecasted transaction will occur, the derivative continues to be carried on the balance sheet at its fair value,

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

and gains and losses that were included as part of accumulated other comprehensive income are reclassified and recognized immediately in earnings.
Derivatives not designated as hedging instruments
Changes in the fair values of derivative instruments that are not designated as hedges are reported currently in earnings. Refer to Note 11(a), “Derivatives not designated as hedging instruments,” for further details.
Fair Value Hedges
Fair value hedges are derivative instruments designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities. Changes in the fair values of fair value hedges are reported currently in earnings along with changes in the fair values of the hedged items.
Up to September 30, 2015, the Company had designated certain foreign currency forward exchange contracts as fair value hedges, with the changes in fair value recorded as a net foreign exchange gain or loss in the Company’s Statements of Income and Comprehensive Income.
Cash Flow Hedges
Cash flow hedges are derivative instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions. Changes in their fair values are reported in equity as a component of accumulated other comprehensive income. Amounts in accumulated other comprehensive income are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable.

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
Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated at prevailing year end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of translation differences between functional and reporting currencies in foreign operations, net of applicable deferred income taxes, is included in accumulated other comprehensive income.

(j)	Stock plans
The Company accounts for its stock plans in accordance with the ASC Topic 718 “Compensation - Stock Compensation.” Accordingly, the Company recognizes the compensation expense for stock option grants, restricted share grants and performance share awards based on the fair value of the award on the date of grant over the requisite service period.
For the years presented, the Company assumed forfeiture rates between 5.0% and 6.8%, depending on the jurisdiction and terms of the individual awards. The Company’s forfeiture assumptions serve to reduce the unamortized grant date fair value of outstanding restricted shares as well as the associated restricted shares expense. As restricted shares are actually forfeited, the number outstanding is reduced and the expenses relating to the unvested restricted shares are reversed. True-up adjustments are made as the restricted shares approach the vesting period.

(k)	Warrants
The Company has accounted for certain warrant contracts issued to our sponsoring investors in conjunction with the capitalization of the Company, and which may be settled by the Company using either the physical settlement or net-share settlement

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

methods, in accordance with ASC Topic 815 “Derivatives and Hedging, Contracts in Entity’s Own Equity.” Accordingly, the fair value of these warrants has been recorded in equity as an addition to additional paid-in capital.

(l)	Earnings per share
Basic earnings per common share is calculated in accordance with ASC Topic 260 “Earnings per Share” by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Earnings per diluted common share are based on the weighted average number of common shares and share equivalents excluding any anti-dilutive effects of warrants, options and other awards under stock plans. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

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

(n)	Business combinations, goodwill and intangible assets
The Company accounts for business combinations in accordance with ASC Topic 805 “Business Combinations” and goodwill and intangible assets that arise from business combinations in accordance with ASC Topic 350 “Intangibles – Goodwill and Other.”
A purchase price paid that is in excess of the fair value of the net assets acquired (“goodwill”) arising from a business combination is recorded as an asset, and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the assets, whereas intangible assets with an indefinite useful life are not amortized.
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
If goodwill or intangible assets are impaired, they are written down to their fair value with a corresponding expense reflected in the Consolidated Statements of Income and Comprehensive Income.

(o)	Variable interest entities
The Company determines whether it has relationships with entities defined as VIEs in accordance with ASC Topic 810 “Consolidation.” A VIE is consolidated by the variable interest holder that is determined to be the primary beneficiary.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
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

(p)	Noncontrolling interests
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
4. Recent accounting pronouncements
Accounting Standards Adopted in 2017
In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting.” The amendments in this ASU eliminate the requirement to retroactively adopt the equity method of accounting when an investment becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this ASU became effective for the Company on January 1, 2017. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this ASU became effective for the Company on January 1, 2017. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
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
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 320) - Restricted Cash.” This ASU is directed at reducing diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The ASU is effective for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. During the fourth quarter of 2017, the Company early adopted and implemented this guidance utilizing the full retrospective approach for all periods presented in the Company’s Consolidated Financial Statements.
As a result of the adoption of ASU 2016-18, the Company’s Consolidated Statements of Cash Flows now explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, restricted cash is now included with cash and cash equivalents in the reconciliation the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Prior to adoption, changes in restricted cash had been presented as a cash flow provided by (used in) investing activities. Consequently, the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015 include revisions to increase net cash used in investing activities by $2,314 and $99,733, respectively.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815).” This ASU is directed at targeted improvements to accounting for hedging activities. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. During the fourth quarter of 2017, the Company early adopted and implemented this guidance with the effect of the adoption reflected as of January 1, 2017 in these Consolidated Financial Statements. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
Recently Issued Accounting Standards Not Yet Adopted
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220).” Current GAAP requires that deferred tax liabilities and assets be adjusted for the effect of a change in tax laws or rates with the effect included in net income. This guidance is applicable even in situations in which the related income tax effects on items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in net income). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects of items within accumulated other comprehensive income (referred to as “stranded tax effects”) resulting from the Tax Cuts and Jobs Act enacted by the U.S. on December 22, 2017 (“2017 Tax Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Tax Act. The amendments in this Update also require certain disclosures about stranded tax effects. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has evaluated the impact of this guidance and has determined that it will not have a material impact on the Company’s Consolidated Financial Statements. The Company intends to adopt this guidance on January 1, 2019.
5. Business combinations
American International Group, Inc. (“AIG”)
On January 21, 2018, the Company entered into a definitive agreement and plan of merger with AIG. Refer to Note 27, “Subsequent Events,” for further details.
CRS
On May 1, 2017, Western World, a wholly–owned subsidiary of the Company acquired all of the outstanding capital stock of CRS for an aggregate purchase price of $185,576 in cash. CRS is a primary crop insurance managing general agent (“MGA”) based in Decatur, Illinois with 1,170 agents across 36 states. CRS does not have insurance licenses of its own, but acts solely as an MGA in that it can produce business for any properly licensed entity on a commission basis. Concurrent with closing of the transaction, Stratford, a wholly–owned subsidiary of Western World, was granted the required licenses to write crop insurance in the United States and executed several agreements to transfer the related agriculture book of business to Stratford.
The CRS acquisition was undertaken to expand the Company’s presence in U.S. primary specialty lines.
For segmental reporting purposes, the results of CRS’ operations, including the related agricultural book of business have been included within the Insurance segment in the Consolidated Financial Statements from the date of acquisition.
On closing, the Company recorded intangible assets totaling $63,921 for Distribution Channels, Trade Name and Technology. Distribution Channels and Trade Name were estimated to have finite useful economic lives of ten years on acquisition and are being amortized on a straight line basis over such period. Technology was estimated to have a finite useful economic life of two years on acquisition and is being amortized on a straight line basis over such a period.
The purchase price was allocated to the acquired assets and liabilities of CRS based on estimated fair values on May 1, 2017, the date the transaction closed, as detailed below. The Company recognized goodwill of $30,943 primarily attributable to CRS’ assembled workforce and synergies expected to result upon the integration of CRS and its related book of business into the Company’s operations. The estimates of fair values for tangible assets acquired and liabilities assumed were determined by management based on various market and income analyses. The Company estimated the fair values of intangible assets acquired based on variations of the income and cost approaches. Significant judgment was required to arrive at these estimates of fair value and changes to assumptions used could have led to materially different results.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
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
The fair value of net assets acquired, including GAAP adjustments, are summarized as follows:

Total purchase price		$185,576
Assets acquired
Cash and cash equivalents	$1,653
Premiums receivable	537,383
Prepaid reinsurance premiums	227,157
Other assets	184,216
Tangible assets acquired		950,409
Intangible asset - Distribution channels	$52,898
Intangible asset - Trade name	9,568
Intangible asset - Technology	1,455
Intangible assets acquired		63,921
Deferred tax arising on Goodwill		6,443
Liabilities acquired
Reinsurance balances payable	294,201
Unearned premiums	406,649
Net loss reserves	42,575
Other liabilities	122,715
Liabilities acquired		866,140
Excess purchase price (goodwill) at acquisition		$30,943
Measurement period adjustments (a)		1,872
Excess purchase price (goodwill) at December 31, 2017		$32,815

(a)	During the year ended December 31, 2017, the Company recorded tax related measurement period adjustments of $1,872.
The Company also incurred transaction expenses related to the CRS acquisition of $4,427. Transaction expenses included legal, financial advisory and audit related services.
For details on the intangible assets acquired, refer to Note 6, “Goodwill and other intangible assets.”
Operating results of CRS have been included in the Consolidated Financial Statements from the May 1, 2017 acquisition date. The following selected unaudited information has been provided to present a summary of the results of CRS that have been included in the Consolidated Financial Statements for the year ended December 31, 2017:

Year Ended December 31, 2017
Unaudited
Total underwriting revenues	$236,769
Total underwriting deductions	$183,637
Underwriting income, before general and administrative expenses	$53,132

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

6. Goodwill and intangible assets
The following tables present a reconciliation of the beginning and ending goodwill and intangible assets for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
	Goodwill			Intangible Assets
	Reinsurance Segment	Insurance Segment	Total	Reinsurance Segment	Insurance Segment	Total
Balance, beginning of year	$2,039	$194,719	$196,758	$9,392	$106,200	$115,592
Additions	—	30,943	30,943	—	64,080	64,080
Amortization	—	—	—	(208)	(8,053)	(8,261)
Measurement period adjustments (a)	—	1,872	1,872	—	—	—
Balance, end of year	$2,039	$227,534	$229,573	$9,184	$162,227	$171,411

(a)	During the year ended December 31, 2017, the Company recorded tax related measurement period adjustments of $1,872.

	Year Ended December 31, 2016
	Goodwill			Intangible Assets
	Reinsurance Segment	Insurance Segment	Total	Reinsurance Segment	Insurance Segment	Total
Balance, beginning of year	$2,039	$194,719	$196,758	$9,808	$111,450	$121,258
Amortization	—	—	—	(416)	(5,250)	(5,666)
Balance, end of year	$2,039	$194,719	$196,758	$9,392	$106,200	$115,592

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Intangible Assets			Intangible Assets
	With a Finite Life	With an Indefinite Life	Total	With a Finite Life	With an Indefinite Life	Total
Balance, beginning of year	$11,424	$104,168	$115,592	$17,090	$104,168	$121,258
Additions	64,080	—	64,080	—	—	—
Amortization	(8,261)	—	(8,261)	(5,666)	—	(5,666)
Balance, end of year	$67,243	$104,168	$171,411	$11,424	$104,168	$115,592
Goodwill relates to the Company’s 2007 acquisition of Talbot, 2014 acquisition of Western World and 2017 acquisition of CRS.
Intangible assets with a finite life includes the distribution network, technology, trade name and customer relationships related to the Company’s acquisitions of Talbot, Western World and CRS. These assets are amortized on a straight-line basis over a period ranging from two to ten years. Amortization expense associated with these assets for the years ended December 31, 2017, 2016 and 2015 was $8,261, $5,666 and $5,666, respectively.
Intangible assets with an indefinite life consist of Lloyd’s Syndicate capacity related to the Company’s acquisition of Talbot, along with U.S. state licenses that provide a legal right to transact business indefinitely which were acquired with the Company’s acquisition of Western World.
The Company completed its qualitative and quantitative assessments of goodwill and other intangible assets and concluded that there had been no impairment as at December 31, 2017 and 2016.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The gross carrying values, accumulated amortization and net carrying values of other intangible assets by type as at December 31, 2017 and 2016 were as follows:

	December 31, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a finite life
Trade name and customer relationships	$27,757	$(14,940)	$12,817	$18,189	$(13,406)	$4,783
Distribution network	92,729	(40,218)	52,511	39,831	(34,468)	5,363
Technology	3,937	(2,022)	1,915	2,323	(1,045)	1,278
Total	$124,423	$(57,180)	$67,243	$60,343	$(48,919)	$11,424

Intangible assets with an indefinite life
Syndicate capacity	$91,843	n/a	$91,843	$91,843	n/a	$91,843
State licenses	12,325	n/a	12,325	12,325	n/a	12,325
Total	$104,168		$104,168	$104,168		$104,168
The estimated aggregate amortization expense for the Company’s intangible assets with a finite life is as follows:

Estimated Aggregate Amortization Expense, by Period
2018	$8,511
2019	7,910
2020	7,319
2021	7,319
2022	7,306
2023 and thereafter	28,878
$67,243

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
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
The amortized cost (or cost) and fair value of the Company’s investments as at December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
Managed investments
U.S. government and government agency	$733,510	$727,397	$809,392	$804,126
Non-U.S. government and government agency	310,845	312,239	245,651	240,791
U.S. states, municipalities and political subdivisions	201,347	201,303	271,742	271,830
Agency residential mortgage-backed securities	984,387	978,049	684,490	679,595
Non-agency residential mortgage-backed securities	40,264	40,373	15,858	15,477
U.S. corporate	1,531,498	1,533,395	1,540,036	1,534,508
Non-U.S. corporate	420,522	422,249	418,520	410,227
Bank loans	450,320	442,951	579,121	570,399
Asset-backed securities	657,234	658,303	528,563	526,814
Commercial mortgage-backed securities	315,002	312,395	333,740	330,932
Total fixed maturities	5,644,929	5,628,654	5,427,113	5,384,699
Short-term investments	229,968	230,011	228,574	228,386
Other investments
Fund of hedge funds	—	—	1,457	955
Hedge funds	6,954	15,774	11,292	17,381
Private equity investments	63,684	78,407	66,383	82,627
Fixed income investment funds	203,167	204,426	247,967	249,275
Overseas deposits	56,611	56,611	50,106	50,106
Mutual funds	—	—	2,925	5,368
Total other investments	330,416	355,218	380,130	405,712
Investments in investment affiliates (a)	61,944	100,137	84,840	100,431
Total managed investments	$6,267,257	$6,314,020	$6,120,657	$6,119,228
Non-managed investments
Catastrophe bonds	$231,332	$229,694	$157,486	$158,331
Short-term investments	3,151,746	3,151,746	2,567,784	2,567,784
Total non-managed investments	3,383,078	3,381,440	2,725,270	2,726,115
Total investments	$9,650,335	$9,695,460	$8,845,927	$8,845,343

(a)
The Company’s investments in investment affiliates have been treated as equity method investments with the corresponding gains and losses recorded in income as “Income (loss) from investment affiliates.”

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(a)	Fixed maturity investments
The following table sets forth certain information regarding Standard & Poor’s credit quality ratings (or an equivalent rating with another recognized rating agency) of the Company’s fixed maturity investments as at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Fair Value	% of Total	Fair Value	% of Total
Managed fixed maturities
AAA	$2,715,074	46.4%	$2,405,597	43.4%
AA	442,397	7.6%	538,289	9.7%
A	1,137,795	19.4%	1,081,949	19.5%
BBB	828,392	14.1%	740,861	13.4%
Total investment grade managed fixed maturities	5,123,658	87.5%	4,766,696	86.0%
BB	168,967	2.9%	213,568	3.9%
B	237,131	4.0%	177,737	3.2%
CCC	18,217	0.3%	13,371	0.2%
NR	80,681	1.4%	213,327	3.8%
Total non-investment grade managed fixed maturities	504,996	8.6%	618,003	11.1%
Total managed fixed maturities	$5,628,654	96.1%	$5,384,699	97.1%

Non-managed catastrophe bonds
BB	22,110	0.3%	29,731	0.6%
B	3,265	0.1%	4,524	0.1%
NR	204,319	3.5%	124,076	2.2%
Total non-investment grade non-managed catastrophe bonds	229,694	3.9%	158,331	2.9%
Total non-managed catastrophe bonds	229,694	3.9%	158,331	2.9%
Total fixed maturities	$5,858,348	100.0%	$5,543,030	100.0%

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost and fair values for the Company’s fixed maturity investments held at December 31, 2017 and 2016 are shown below by contractual maturity. Actual maturity may differ from contractual maturity due to prepayment rights associated with certain investments.

	December 31, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
Managed fixed maturities
Due in one year or less	$343,360	$343,541	$350,733	$346,161
Due after one year through five years	2,527,018	2,513,620	2,954,856	2,933,146
Due after five years through ten years	577,347	577,109	430,365	426,647
Due after ten years	200,317	205,264	128,508	125,927
	3,648,042	3,639,534	3,864,462	3,831,881
Asset-backed and mortgage-backed securities	1,996,887	1,989,120	1,562,651	1,552,818
Total managed fixed maturities	$5,644,929	$5,628,654	$5,427,113	$5,384,699

Non-managed catastrophe bonds
Due in one year or less	$88,797	$88,367	$43,664	$45,418
Due after one year through five years	140,035	138,844	112,572	111,656
Due after five years through ten years	2,500	2,483	1,250	1,257
Total non-managed catastrophe bonds	231,332	229,694	157,486	158,331
Total fixed maturities	$5,876,261	$5,858,348	$5,584,599	$5,543,030

(b)	Other investments
The following tables set forth certain information regarding the Company’s other investment portfolio as at December 31, 2017 and 2016:

	December 31, 2017
	Fair Value	Investments with redemption restrictions	Investments without redemption restrictions	Redemption frequency (a)	Redemption notice period (a)
Hedge funds	$15,774	$15,774	$—
Private equity investments	78,407	78,407	—
Fixed income investment funds	204,426	200,532	3,894	Daily	Daily to 2 days
Overseas deposits	56,611	56,611	—
Total other investments	$355,218	$351,324	$3,894

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
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
Other investments include investments in various funds and pooled investment schemes. These alternative investments employ various investment strategies primarily involving, but not limited to, investments in collateralized obligations, fixed income securities, private equities, distressed debt and equity securities. Certain debt-like investments totaling $186,734 (December 31, 2016: $265,796) are either rated or consist of underlying securities or instruments which carry credit ratings issued by nationally recognized statistical rating organizations. Other equity-like investments totaling $168,484 (December 31, 2016: $139,916) are unrated given the nature of their underlying assets, such as private equity investments, and as such do not carry credit ratings.
Certain securities included in other investments are subject to redemption restrictions. Distributions from these funds will be received as the underlying investments of the funds are liquidated. Currently, it is not known to the Company when these underlying assets will be sold by their investment managers; however, it is estimated that the majority of the underlying assets of the investments will liquidate over five to ten-year periods from inception of the funds. In addition, one of the fixed income investment funds with a fair value of $130,123 (December 31, 2016: $184,749), has various lock-up periods of approximately two years or less as at December 31, 2017 and may also impose a redemption gate. A lock-up period refers to the initial amount of time an investor is contractually required to remain invested before having the ability to redeem. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Furthermore, the underlying investments held in the overseas deposit funds are liquid and will generally trade freely in an open market. However, the Company’s ability to withdraw from the overseas deposit funds is restricted by annual and quarterly funding and release processes for Lloyd’s market participants.
The Company’s maximum exposure to any of these alternative investments is limited to the invested amounts and any remaining capital commitments. Refer to Note 22, “Commitments and contingencies,” for further details. As at December 31, 2017, the Company does not have any plans to sell any of the other investments listed above.

(c)	Investments in investment affiliates
Included in the Company’s managed investment portfolio as at December 31, 2017 are investments in Aquiline Financial Services Fund II L.P. (“Aquiline II”), Aquiline Financial Services Fund III L.P. (“Aquiline III”), Aquiline Technology Growth Fund L.P. (“Aquiline Tech”) and Aquiline Armour Co-Invest L.P. (“Aquiline Armour”).
Aquiline II
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
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
In accordance with the terms of the Agreement, no limited partner has the right to withdraw from the Aquiline II Partnership or to withdraw any part of its capital account without prior consent from the Aquiline II General Partner. The Company’s maximum exposure to the Aquiline II Partnership is limited to the amount invested and any remaining capital commitment. Refer to Note 22, “Commitments and contingencies,” for further details.
Aquiline III
On November 7, 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Aquiline Capital Partners III GP (Offshore) Ltd., a Cayman Islands company limited by shares (the “Aquiline III General Partner”) pursuant to which the Company committed and agreed to purchase limited partnership or other comparable limited liability equity interests (the “Limited Partnership Interests”) in Aquiline Financial Services Fund III L.P., a Cayman Islands exempted limited partnership (the “Aquiline III Partnership”), and/or one or more Alternative Investment Vehicles and Intermediate Entities (together with the Aquiline III Partnership, the “Fund” or the “Entities”) with a capital commitment (the “Aquiline III Commitment”) in an amount equal to $100,000, as a limited partner in the Aquiline III Partnership. The Limited Partnership Interests are governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement.
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
In accordance with the terms of the Agreement, no limited partner has the right to withdraw from the Aquiline III Partnership or to withdraw any part of its capital account without prior consent from the Aquiline III General Partner. The Company’s maximum exposure to the Aquiline III Partnership is limited to the amount invested and any remaining capital commitment. Refer to Note 22, “Commitments and contingencies,” for further details.
Aquiline Tech
On March 20, 2017, the Company entered into a Subscription Agreement with Aquiline Technology Growth GP Ltd, (the “Aquiline Tech General Partner”) pursuant to which the Company committed and agreed to purchase limited partnership or other comparable limited liability equity interests (the “Limited Partnership Interests”) in Aquiline Tech, a Cayman Islands exempted limited partnership (the “Aquiline Tech Partnership”), with a capital commitment in an amount equal to $20,000. The limited partnership interests are governed by the terms of an amended and restated exempted limited partnership agreement.
The Aquiline Tech Partnership is a VIE and the Company is not the primary beneficiary. Therefore, the Company’s investment in the Aquiline Tech Partnership has been treated as an equity method investment. The Aquiline Tech Partnership provides a quarterly capital account statement, with a three month delay in its valuation, which was used as the basis for calculating the Company’s share of partnership income for the period.
In accordance with the terms of the Agreement, no limited partner has the right to withdraw from the Aquiline Tech Partnership or to withdraw any part of its capital account without prior consent from the Aquiline Tech General Partner. The Company’s maximum exposure to the Aquiline Tech Partnership is limited to the amount invested and any remaining capital commitment. Refer to Note 22, “Commitments and contingencies,” for further details.
Aquiline Armour
On December 22, 2017, the Company entered into a Subscription Agreement with Aquiline Co-Invest III GP Ltd., a Cayman Islands exempted company (the “Aquiline Armour General Partner”) pursuant to which the Company committed and agreed to purchase limited partnership or other comparable limited liability equity interests in Aquiline Armour, a Cayman Islands exempted limited partnership (the “Aquiline Armour Partnership”), and/or one or more Alternative Investment Vehicles and Intermediate Entities (together with the Aquiline Armour Partnership, the “Fund” or the “Entities”) with a capital commitment (the “Aquiline Armour Commitment”) in an amount equal to $40,340 as a limited partner in the Aquiline Armour Partnership. As at December 31,

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

2017, no capital contributions had been made in relation to this commitment. The Limited Partnership Interests are governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of December 22, 2017.
The Aquiline Armour Partnership is a VIE and the Company is not the primary beneficiary. Therefore, the Company’s investment in the Aquiline Armour Partnership has been treated as an equity method investment. The Aquiline Armour Partnership provides a quarterly capital account statement, with a three month delay in its valuation, which was used as the basis for calculating the Company’s share of partnership income for the period.
In accordance with the terms of the Agreement, no limited partner has the right to withdraw from the Aquiline Armour Partnership or to withdraw any part of its capital account without prior consent from the Aquiline Armour General Partner. The Company’s maximum exposure to the Aquiline Armour Partnership is limited to the amount invested and any remaining capital commitment. Refer to Note 22, “Commitments and contingencies,” for further details.
The following table presents a reconciliation of the Company’s beginning and ending investments in investment affiliates for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Investment affiliates, beginning of year	$100,431	$87,673
Net capital (distributions) contributions	(22,304)	14,841
Income (loss) from investment affiliate	22,010	(2,083)
Investment affiliates, end of year	$100,137	$100,431
The following table presents the Company’s investments in the partnerships as at December 31, 2017 and 2016:

	December 31, 2017
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline II	$33,349	—%	8.1%	$51,914
Aquiline III	24,737	—%	9.0%	44,733
Aquiline Tech	3,858	—%	10.6%	3,490
Total investments in investment affiliates	$61,944			$100,137

	December 31, 2016
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline II	$46,871	—%	8.1%	$61,999
Aquiline III	37,969	—%	9.0%	38,432
Total investments in investment affiliates	$84,840			$100,431

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(d)	Net investment income
Net investment income was derived from the following sources:

	Years Ended December 31,
	2017	2016	2015
Managed investments
Fixed maturities and short-term investments	$127,600	$119,085	$113,627
Other investments	29,930	27,860	13,307
Cash and cash equivalents and restricted cash	4,069	2,939	1,911
Securities lending income	25	55	16
Total gross investment income	161,624	149,939	128,861
Investment expenses	(8,669)	(8,221)	(7,695)
Total managed net investment income	$152,955	$141,718	$121,166
Non managed investments
Fixed maturities and short-term investments	$14,833	$6,931	$6,528
Cash and cash equivalents and restricted cash	10,085	1,736	130
Total non-managed net investment income	24,918	8,667	6,658
Total net investment income	$177,873	$150,385	$127,824
Net investment income from other investments includes distributed and undistributed net income from certain fixed income investment funds.

(e)	Net realized gains and change in net unrealized gains (losses) on investments
The following table sets forth an analysis of net realized gains and the change in net unrealized gains (losses) on investments:

	Years Ended December 31,
	2017	2016	2015
Managed investments
Gross realized gains	$25,070	$22,491	$15,678
Gross realized (losses)	(17,633)	(7,811)	(13,980)
Net realized gains on investments	7,437	14,680	1,698
Change in net unrealized gains (losses) on investments	6,371	14,106	(32,007)
Total net realized and change in net unrealized gains (losses) on managed investments	$13,808	$28,786	$(30,309)
Non-managed investments
Gross realized gains	$2,105	$1,086	$611
Gross realized (losses)	(1,919)	(9)	(11)
Net realized gains on investments	186	1,077	600
Change in net unrealized (losses) gains on investments	(3,156)	2,765	(388)
Total net realized and change in net unrealized (losses) gains on non-managed investments	(2,970)	3,842	212
Total net realized and change in net unrealized gains (losses) on total investments	$10,838	$32,628	$(30,097)

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(f)	Pledged investments and cash
As at December 31, 2017, the Company had $5,853,744 (December 31, 2016: $5,173,966) of cash and cash equivalents, restricted cash, short-term investments and fixed maturity investments that were pledged during the normal course of business. Of those, $5,789,081 were held in trust (December 31, 2016: $5,068,092). Pledged assets are generally for the benefit of the Company’s cedants and policyholders, to support AlphaCat’s fully collateralized reinsurance transactions, as collateral for derivative instruments and to facilitate the accreditation of Validus Re, Validus Re Swiss and the Talbot Syndicate as alien (re)insurers by certain regulators.
In addition, the Company has pledged cash and investments as collateral under the Company’s credit facilities in the amount of $576,864 (December 31, 2016: $442,184). For further details on the credit facilities, refer to Note 19 “Debt and financing arrangements.”

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
Level 3 - Fair values are measured based on unobservable inputs that reflect the Company’s own judgments about assumptions where there is little, if any, market activity for that asset or liability that market participants might use.
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
Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This may lead the Company to change the selection of the valuation technique (for example, from market to cash flow approach) or to use multiple valuation techniques to estimate the fair value of a financial instrument. These circumstances could cause an instrument to be reclassified between levels within the fair value hierarchy.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

At December 31, 2017, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Fair value based on NAV practical expedient (a)	Total
Managed investments
U.S. government and government agency	$—	$727,397	$—	$—	$727,397
Non-U.S. government and government agency	—	312,239	—	—	312,239
U.S. states, municipalities and political subdivisions	—	201,303	—	—	201,303
Agency residential mortgage-backed securities	—	978,049	—	—	978,049
Non-agency residential mortgage-backed securities	—	40,373	—	—	40,373
U.S. corporate	—	1,533,395	—	—	1,533,395
Non-U.S. corporate	—	422,249	—	—	422,249
Bank loans	—	232,886	210,065	—	442,951
Asset-backed securities	—	554,490	103,813	—	658,303
Commercial mortgage-backed securities	—	312,395	—	—	312,395
Total fixed maturities	—	5,314,776	313,878	—	5,628,654
Short-term investments	198,054	31,957	—	—	230,011
Other investments
Hedge funds	—	—	—	15,774	15,774
Private equity investments	—	—	—	78,407	78,407
Fixed income investment funds	—	13,351	17,404	173,671	204,426
Overseas deposits	—	—	—	56,611	56,611
Total other investments	—	13,351	17,404	324,463	355,218
Investments in investment affiliates (b)	—	—	—	—	100,137
Total managed investments	$198,054	$5,360,084	$331,282	$324,463	$6,314,020
Non-managed investments
Catastrophe bonds	$—	$152,233	$77,461	$—	$229,694
Short-term investments	3,151,746	—	—	—	3,151,746
Total non-managed investments	3,151,746	152,233	77,461	—	3,381,440
Total investments	$3,349,800	$5,512,317	$408,743	$324,463	$9,695,460

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
At December 31, 2017, managed Level 3 investments totaled $331,282 (December 31, 2016: $282,595), representing 5.2% (December 31, 2016: 4.6%) of total managed investments.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
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
Fixed maturity investments
In general, valuation of the Company’s fixed maturity investment portfolio is provided by pricing services, such as index providers and pricing vendors, as well as broker quotations. The pricing vendors provide valuations for a high volume of liquid securities that are actively traded. For securities that do not trade on an exchange, the pricing services generally utilize market data and other observable inputs in matrix pricing models to determine month end prices. Prices are generally verified using third party data. Index providers generally utilize centralized trade reporting networks, available market makers and statistical techniques.
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
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
Catastrophe bonds
Catastrophe bonds are priced based on broker or underwriter bid indications. Level 2 catastrophe bonds are those traded over-the-counter; catastrophe bonds available only via private issuances are classified as Level 3.
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
Other investments
Fund of hedge funds
During the year ended December 31, 2017, the Company’s investment in a fund of hedge funds was liquidated. Prior to liquidation, the fund’s administrator provided a monthly reported NAV with a three month delay in its valuation. The fund manager provided an estimate of the fund NAV at year end based on the estimated performance provided from the underlying funds. To determine the reasonableness of the estimated NAV, the Company compared the fund administrator’s NAV to the fund manager’s estimated NAV that incorporates relevant valuation sources. Prior to liquidation, the fair value of these investments were measured using the NAV practical expedient and therefore were not categorized within the fair value hierarchy.
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The fair value of the Company’s remaining investment funds is based on the NAV of the fund as reported by the independent fund administrator. The fund’s administrators provide a monthly reported NAV with a one or three month delay in their valuation. The fair value of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy. None of these investments are probable of being sold at amounts different than their NAVs.
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
Mutual funds
During the year ended December 31, 2017, the Company’s investment in a mutual fund was liquidated. Prior to liquidation, the mutual fund consisted of an investment fund which invested in various quoted investments. The fair value of units in the mutual fund was based on the NAV of the fund as reported by the fund manager. The mutual fund had daily liquidity which allowed us to redeem our holdings at the applicable NAV in the near term. As such, the Company had classified this investment as Level 2.

(c)	Level 3 investments
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
	Bank Loans	Catastrophe Bonds	Fixed Income Investment Funds	Asset Backed Securities	Total
Level 3 investments, beginning of year	$246,496	$48,375	$12,168	$23,931	$330,970
Purchases	84,354	76,091	5,236	78,997	244,678
Sales	—	—	—	(195)	(195)
Settlements	(118,260)	(48,375)	—	—	(166,635)
Realized gains	—	1,728	—	—	1,728
Change in net unrealized (losses) gains	(2,525)	(358)	—	1,080	(1,803)
Level 3 investments, end of year	$210,065	$77,461	$17,404	$103,813	$408,743

	Year Ended December 31, 2016
	Bank Loans	Catastrophe Bonds	Fixed Income Investment Funds	Asset Backed Securities	Total
Level 3 investments, beginning of year	$232,337	$13,500	$—	$—	$245,837
Purchases	87,345	33,272	12,168	23,896	156,681
Sales	(2,389)	—	—	—	(2,389)
Settlements	(69,496)	(125)	—	—	(69,621)
Change in net unrealized (losses) gains	(1,301)	1,728	—	35	462
Level 3 investments, end of year	$246,496	$48,375	$12,168	$23,931	$330,970
There were no transfers into or out of Level 3 during the years ended December 31, 2017 or 2016.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(d)	Financial instruments not carried at fair value
ASC Topic 825 “Financial Instruments” is also applicable to disclosures of financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts and investments in affiliates. The carrying values of cash and cash equivalents, restricted cash, accrued investment income, other assets, net payable for investments purchased and accounts payable and accrued expenses approximated their fair values at December 31, 2017, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
9. Variable interest entities
The Company consolidates all VIEs in which it is considered to be the primary beneficiary. The Company’s VIEs are primarily entities in the AlphaCat segment.

(a)	Consolidated VIEs
AlphaCat sidecars
Beginning on May 25, 2011, the Company joined with other investors in capitalizing a series of reinsurance and investment entities, referred to as “sidecars,” for the purpose of investing in collateralized reinsurance and retrocessional contracts. Certain of these sidecars deployed their capital through transactions entered into by AlphaCat Reinsurance Ltd. (“AlphaCat Re”). Each of these entities returns capital once the risk period expires and all losses have been paid out. The AlphaCat sidecars are VIEs and are consolidated by the Company. The Company’s maximum exposure to any of these sidecars is the amount of capital invested at any given time.
AlphaCat ILS funds
The AlphaCat ILS funds received third party subscriptions beginning on December 17, 2012. The Company and third party investors invest in the AlphaCat ILS funds for the purpose of investing in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. The AlphaCat ILS funds have varying risk profiles and are categorized by the maximum permitted portfolio expected loss of the fund. The maximum permitted portfolio expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit. Lower risk ILS funds are defined as having a maximum permitted portfolio expected loss of less than 7%, whereas higher risk ILS funds have a maximum permitted portfolio expected loss of 7% or greater. The AlphaCat ILS funds primarily deploy their capital through transactions entered into by AlphaCat Re and AlphaCat Master Fund Ltd. (“AlphaCat Master Fund”). All of the AlphaCat ILS funds are VIEs and were consolidated by the Company through May 31, 2017. However, on June 1, 2017, the Company redeemed its investment in one of the lower risk AlphaCat ILS funds. As a result, the Company was no longer deemed to be the primary beneficiary and therefore this fund was deconsolidated effective June 1, 2017. The Company recognized a loss upon redemption of $402, which has been included in the Consolidated Statements of Comprehensive (Loss) Income within other insurance related income for the year ended December 31, 2017.
The Company’s maximum exposure to any of the funds is the amount of capital invested at any given time and any remaining capital commitments.
AlphaCat Re and AlphaCat Master Fund
The Company utilizes AlphaCat Re and AlphaCat Master Fund (collectively the “Master Funds”), both market facing entities, for the purpose of writing collateralized reinsurance and investing in capital markets products, respectively, on behalf of certain entities within the Asset Management segment and direct third party investors. AlphaCat Re enters into transactions on behalf of the AlphaCat sidecars and ILS funds (collectively the “Feeder Funds”) and direct third party investors, whereas AlphaCat Master Fund only enters into transactions on behalf of certain AlphaCat ILS funds. All of the risks and rewards of the underlying transactions are allocated to the Feeder Funds and direct third party investors using variable funding notes. The Master Funds are VIEs and are consolidated by the Company.
Notes Payable to AlphaCat Investors
The Master Funds issue variable funding notes to the Feeder Funds, and direct to third party investors, in order to write collateralized reinsurance and invest in capital markets products on their behalf. The Company’s investments in the Feeder Funds, together with investments made by third parties in the Feeder Funds and on a direct basis, are provided as consideration for the notes to the Master Funds. The duration of the underlying collateralized reinsurance contracts and capital market products is typically twelve months; however, the variable funding notes do not have a stated maturity date or principal amount since repayment

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

is dependent on the settlement and income or loss of the underlying transactions. Therefore, the notes are redeemed as the underlying transactions are settled. The income or loss generated by the underlying transactions is then transferred to the Feeder Funds and direct third party investors via the variable funding notes.
Any notes issued by the Master Funds to the consolidated Feeder Funds are eliminated on consolidation and only variable funding notes issued by AlphaCat Re directly to third party investors and non-consolidated Feeder Funds remain on the Consolidated Balance Sheets as notes payable to AlphaCat investors with the related income or loss included in the Consolidated Statements of Income and Comprehensive Income as loss (income) attributable to AlphaCat investors. To the extent that the income has not been returned to the investors, it is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
During 2017 and 2016, one of the AlphaCat ILS funds (the “Fund”) issued both common shares and structured notes to the Company and third party investors in order to capitalize the fund. The Fund deploys its capital through AlphaCat Re; therefore, the structured notes do not have a stated maturity date since repayment is dependent on the settlement and income or loss of the variable funding notes with AlphaCat Re. The structured notes rank senior to the common shares of the Fund and earn an interest rate of 7% (2016: 8%) per annum, payable on a cumulative basis in arrears.
As the Fund is consolidated by the Company, the structured notes issued to the Company are eliminated on consolidation and only the structured notes issued to third party investors remain on the Consolidated Balance Sheets as notes payable to AlphaCat investors, with any related interest included in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income as loss (income) attributable to AlphaCat investors. To the extent that the accrued interest on the structured notes has not been returned to the investors, it is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
The following tables present reconciliations of the beginning and ending notes payable to AlphaCat investors during the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of year	$278,202	$—	$278,202
Notes payable to AlphaCat investors recognized on deconsolidation of AlphaCat ILS fund	423,269	—	423,269
Issuance of notes payable to AlphaCat investors	601,913	172,200	774,113
Redemption of notes payable to AlphaCat investors	(367,733)	—	(367,733)
Foreign exchange losses	513	—	513
Notes payable to AlphaCat investors, end of year	$936,164	$172,200	$1,108,364

	Year Ended December 31, 2016
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of year	$75,493	$—	$75,493
Issuance of notes payable to AlphaCat investors	311,711	94,326	406,037
Redemption of notes payable to AlphaCat investors	(109,712)	(94,326)	(204,038)
Foreign exchange losses	710	—	710
Notes payable to AlphaCat investors, end of year	$278,202	$—	$278,202
As at December 31, 2016, $1,000 of the structured notes redeemed were payable to AlphaCat investors and included in accounts payable and accrued expenses.
The loss attributable to AlphaCat investors for the year ended December 31, 2017 was $16,929 (2016: income of $23,358). As at December 31, 2017, amounts due to AlphaCat investors totaling $18,054 (December 31, 2016: $17,068) were included in accounts payable and accrued expenses.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

BetaCat ILS funds
The BetaCat ILS funds follow a passive buy-and-hold investment strategy, investing exclusively in catastrophe bonds (principal-at-risk variable rate notes and other event-linked securities, referred to collectively as “Cat Bonds”) focused on property and casualty risks and issued under Rule 144A of the Securities Act of 1933, as amended. Two of the three BetaCat ILS funds are VIEs, one of which is consolidated by the Company. The remaining fund is a VOE and is consolidated by the Company as it owns all of the voting equity interests. The Company’s maximum exposure to any of the funds is the amount of capital invested at any given time.
The following table presents the total assets and total liabilities of the Company’s consolidated VIEs, excluding intercompany eliminations, as at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
AlphaCat sidecars	$25,975	$3,267	$40,041	$3,206
AlphaCat ILS funds - Lower Risk	1,107,503	259,630	1,498,276	42,457
AlphaCat ILS funds - Higher Risk	1,310,071	912,341	972,633	381,332
AlphaCat Re and AlphaCat Master Fund	3,398,082	3,397,912	2,510,415	2,510,245
BetaCat ILS funds	77,221	261	82,471	30,663
Assets of consolidated VIEs can only be used to settle obligations and liabilities of the consolidated VIEs and do not have recourse to the general credit of the Company. Investments held by these entities are presented separately in Note 7, “Investments,” as non-managed investments.

(a)	Non-Consolidated VIEs
The Company invests in private equity and other investment vehicles as part of the Company’s investment portfolio. The activities of these VIEs are generally limited to holding investments and the Company’s involvement in these entities is passive in nature. The Company’s maximum exposure to the VIEs is the amount of capital invested at any given time, and the Company does not have the power to direct the activities which most significantly impact the VIEs economic performance. The Company is therefore not the primary beneficiary of these VIEs. See Note 7, “Investments,” for further details.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

10. Noncontrolling interests
Investors in certain of the AlphaCat and BetaCat ILS funds have rights that enable them, subject to certain limitations, to redeem their shares. Such investments held by third parties are therefore recorded in the Company’s Consolidated Balance Sheets as redeemable noncontrolling interests, a mezzanine item between liabilities and shareholders’ equity. If and when a redemption notice is received, the fair value of the redemption is reclassified to accounts payable and accrued expenses.
The AlphaCat sidecars and one of the AlphaCat ILS funds have no shareholder redemption rights. Therefore, the third party equity is recorded in the Company’s Consolidated Balance Sheets as noncontrolling interests.
The following tables present a reconciliation of the beginning and ending balances of redeemable noncontrolling interests and noncontrolling interests for the years ended December 31, 2017 and 2016:

	Redeemable Noncontrolling Interests		Noncontrolling Interests		Total
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
	2017	2016	2017	2016	2017	2016
Balance, beginning of year	$1,528,001	$1,111,714	$165,977	$154,662	$1,693,978	$1,266,376
Issuance of shares	397,200	393,450	258,300	171,674	655,500	565,124
Adjustment to noncontrolling interests as a result of deconsolidation	(459,021)	—	—	—	(459,021)	—
(Loss) income attributable to noncontrolling interests	(94,644)	100,852	(262,636)	22,511	(357,280)	123,363
Redemption of shares / Distributions	(367,442)	(78,015)	(144,923)	(182,870)	(512,365)	(260,885)
Balance, end of year	$1,004,094	$1,528,001	$16,718	$165,977	$1,020,812	$1,693,978
As at December 31, 2017, redemptions of $180,104 and distributions of $nil (December 31, 2016: $71,530 and $16,144) were payable to redeemable noncontrolling interests and noncontrolling interests, respectively. These amounts are classified within accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

11. Derivative instruments

(a)	Derivatives not designated as hedging instruments
The following tables summarize information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company’s Consolidated Balance Sheets as at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
Derivatives not designated as hedging instruments	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$283,765	$1,147	$906	$181,375	$2,351	$3,421
Interest rate swap contracts	$200,000	$1,589	$—	$—	$—	$—
Weather derivative contracts	$4,825	$853	$—	$—	$—	$—

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses, respectively, within the Company’s Consolidated Balance Sheets.
The foreign currency forward contracts and interest rate swap contracts are valued on the basis of standard industry valuation models. The inputs to these models are based on observable market inputs, and as such the fair values of these contracts are classified as Level 2. The weather derivative contracts are valued on the basis of modeled and other information provided by Validus’ counterparties. Validus reviews this information, which represents Level 3 inputs, as it is ultimately management’s responsibility to ensure that the fair values reflected in the Company’s financial statements are appropriate.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company’s Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income relating to derivatives that were not designated as hedging instruments during the years ended December 31, 2017, 2016 and 2015:

Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	Years Ended December 31,
		2017	2016	2015
Foreign currency forward contracts	Foreign exchange (losses) gains	$(8,571)	$(1,667)	$(610)
Foreign currency forward contracts	Other insurance related income and other income	$(979)	$142	$139
Interest rate swap contracts (a)	Net realized gains on investments	$989	$8,518	$—
Weather derivative contracts	Other insurance related income and other income	$1,299	$—	$—

(a)
Net realized gains during the year ended December 31, 2016 relate to net realized gains on two interest rate swap contracts which were entered into and terminated during that year to partially offset the impact of interest rate increases on the Company’s fixed maturity investment portfolio.

(b)	Derivatives designated as hedging instruments
Derivative instruments designated as fair value hedges
Up to September 30, 2015, the Company had designated certain foreign currency derivative instruments as fair value hedges. During the year ended December 31, 2015, the Company incurred losses of $12,279 recognized in income within foreign exchange gains (losses), with an equal and offsetting gain recognized in the same account on the hedged item.
Derivative instruments designated as cash flow hedges
During 2012 and 2013, the Company entered into several swap agreements with third parties in order to convert the floating interest rates associated with its Junior Subordinated Deferrable Debentures into fixed rates. See Note 19, “Debt and financing arrangements,” for further details. The Company also designates certain foreign exchange contracts as cash flow hedges of anticipated foreign currency-denominated sales or purchases.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table summarizes information on the classification and amount of the fair value of derivatives designated as hedging instruments on the Consolidated Balance Sheets as at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
Derivatives designated as hedging instruments	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Interest rate swap contracts	$552,263	$9,806	$18,840	$552,263	$20	$1,479
Foreign currency forward contracts	$96,293	$1,891	$—	$—	$—	$—

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses, respectively, within the Company’s Consolidated Balance Sheets.
The interest rate swap contracts and foreign currency forward contracts are valued on the basis of Level 2 inputs.
The following tables provide the total impact on other comprehensive (loss) income and earnings relating to the derivative instruments formally designated as cash flow hedges for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
Interest rate swap contracts	2017	2016	2015
Amount of effective portion recognized in other comprehensive (loss)	$(8,243)	$277	$(841)
Amount of effective portion reclassified to finance expenses	$(450)	$—	$—

	Years Ended December 31,
Foreign currency forward contracts	2017	2016	2015
Amount of effective portion recognized in other comprehensive income	$1,891	$—	$—
Amount of effective portion reclassified to general and administrative expenses	$—	$—	$—

(c)	Balance sheet offsetting
There was no balance sheet offsetting activity as at December 31, 2017 or 2016.
The Company provides investments as collateral for interest rate swap contracts and weather derivative contracts. The Company does not provide collateral or financial instruments as security for foreign currency forward contracts. Our derivative instruments are generally traded under International Swaps and Derivatives Association master agreements, which establish terms that apply to all transactions. On a periodic basis, the amounts receivable from or payable to the counterparties are settled in cash.
The Company has not elected to settle multiple transactions with an individual counterparty on a net basis.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

12. Premiums receivable
Premiums receivable are composed of premiums in the course of collection, net of commissions and brokerage, and premiums accrued but unbilled, net of commissions and brokerage. It is common practice in the (re)insurance industry for premiums to be paid on an installment basis, therefore significant amounts will be considered unbilled and will not become due until a future date, which is typically no later than expiration of the underlying coverage period. The following is a breakdown of the components of premiums receivable at December 31, 2017 and 2016:

	Year Ended December 31, 2017
	Premiums in course of collection	Premiums accrued but unbilled	Total
Premiums receivable, beginning of year	$101,402	$623,988	$725,390
Change during year	143,760	70,337	214,097
Premiums receivable, end of year	$245,162	$694,325	$939,487

	Year Ended December 31, 2016
	Premiums in course of collection	Premiums accrued but unbilled	Total
Premiums receivable, beginning of year	$95,152	$563,530	$658,682
Change during year	6,250	60,458	66,708
Premiums receivable, end of year	$101,402	$623,988	$725,390

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

13. Reserve for losses and loss expenses
The following table summarizes the Company’s reserve for losses and loss expenses as at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Case reserves	$1,753,844	$1,237,772
IBNR	3,077,546	1,757,423
Reserve for losses and loss expenses	$4,831,390	$2,995,195
The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Reserve for losses and loss expenses, beginning of year	$2,995,195	$2,996,567	$3,243,147
Loss reserves recoverable	(430,421)	(350,586)	(377,466)
Net reserves for losses and loss expenses, beginning of year	2,564,774	2,645,981	2,865,681

Net reserves acquired (a)	23,753	—	—

Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	2,522,711	1,281,289	1,283,970
Prior years (b)	(222,533)	(216,192)	(306,137)
Total incurred losses and loss expenses (b)	2,300,178	1,065,097	977,833

Foreign exchange loss (gain)	49,117	(31,902)	(29,694)
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(600,877)	(389,234)	(326,167)
Prior years	(739,552)	(725,168)	(841,672)
Total net paid losses	(1,340,429)	(1,114,402)	(1,167,839)

Net reserve for losses and loss expenses, end of year	3,597,393	2,564,774	2,645,981
Loss reserves recoverable	1,233,997	430,421	350,586
Reserve for losses and loss expenses, end of year	$4,831,390	$2,995,195	$2,996,567

(a)	Equals net reserves acquired of $42,575 less net reserves commuted at closing of $18,822.

(b)
Upon closing the acquisition of Western World, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was fully amortized to income through a reduction in losses and loss expenses of $10,979 and $4,607 during the years ended December 31, 2015 and 2014, respectively.

Incurred losses and loss expenses comprise:

	Years Ended December 31,
	2017	2016	2015
Gross losses and loss expenses (a)	$3,428,451	$1,244,539	$1,065,738
Reinsurance recoveries	(1,128,273)	(179,442)	(87,905)
Net incurred losses and loss expenses (a)	$2,300,178	$1,065,097	$977,833

(a)
Upon closing the acquisition of Western World, an adjustment of $15,586 was made to increase net reserves to reflect fair value. This adjustment was fully amortized to income through a reduction in losses and loss expenses of $10,979 and $4,607 during the years ended December 31, 2015 and 2014, respectively.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The net (favorable) adverse development on prior accident years by segment and line of business for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31, 2017
	Property	Specialty - Short-tail	Specialty - Other	Total
Reinsurance Segment	$(34,063)	$(76,620)	$(2,619)	$(113,302)
Insurance Segment	(26,202)	(29,721)	(40,769)	(96,692)
Asset Management Segment	(10,653)	(1,886)	—	(12,539)
Net favorable development	$(70,918)	$(108,227)	$(43,388)	$(222,533)

	Year Ended December 31, 2016
	Property	Specialty - Short-tail	Specialty - Other	Total
Reinsurance Segment	$(61,102)	$(70,439)	$(4,085)	$(135,626)
Insurance Segment	(37,855)	5,801	(45,775)	(77,829)
Asset Management Segment	(1,858)	(879)	—	(2,737)
Net favorable development	$(100,815)	$(65,517)	$(49,860)	$(216,192)

	Year Ended December 31, 2015
	Property	Specialty - Short-tail	Specialty - Other	Total
Reinsurance Segment	$(71,150)	$(65,193)	$(1,052)	$(137,395)
Insurance Segment	(57,631)	(51,011)	(51,903)	(160,545)
Asset Management Segment	(8,197)	—	—	(8,197)
Net favorable development	$(136,978)	$(116,204)	$(52,955)	$(306,137)
The net favorable development on prior accident years for the years ended December 31, 2017, 2016 and 2015 was primarily driven by favorable development on attritional losses.
Short Duration Contract Disclosures
The Company has disaggregated its information presented in the tables below by line of business as appropriate for each of the Reinsurance and Insurance segments, and on a total basis for the Asset Management segment. The Company has presented the below development tables for all accident years shown using exchange rates as at December 31, 2017. All accident years prior to the current year have been restated and presented using the current year exchange rate.

(a)	Loss Development Tables

(i)	Reinsurance Segment
The Reinsurance segment loss development tables have been produced by line of business for accident years 2012 through to 2017. The Company determined that it was impracticable to produce IBNR by accident year by lines of business for years prior to 2012 as the necessary data in original currency was not readily available. In addition, the Reinsurance segment provides treaty reinsurance products on a global basis for all of its lines of business and does not receive or maintain claims count information associated with its reserved claims. As such, the Company has determined that it is impracticable to provide this information.
The net reserves for losses and loss expenses related to the acquisitions of IPC Holdings Ltd. (“IPC”), acquired on September 4, 2009, and Flagstone Reinsurance Holdings, S.A. (“Flagstone”), acquired on November 30, 2012, have been incorporated in the Reinsurance segment’s reserves for losses and loss expenses on a prospective basis. IPC and Flagstone were put into run-off as at the acquisition date of each. The prospective treatment for the acquisition of Flagstone was adopted primarily as a result of the data necessary to produce the loss development tables by accident year and by lines of business not being migrated over on acquisition as it was not requested or received and as a result does not exist within the Company’s data systems.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Reinsurance: Property
	Incurred Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,						December 31, 2017
Accident Year	2012	2013	2014	2015	2016	2017	Total of IBNR Reserves Plus Expected Development on Reported Losses	Cumulative Reported Claims Count
	<--------------------------------- Unaudited---------------------------------->
2012	$407,180	$324,527	$309,364	$282,470	$281,746	$280,121	$22,507	n/a
2013		188,055	167,604	152,818	144,770	139,608	2,781	n/a
2014			112,063	105,415	98,501	99,497	4,846	n/a
2015				165,991	123,742	103,800	16,882	n/a
2016					164,354	170,224	49,006	n/a
2017						397,297	130,143	n/a
					Total	$1,190,547

	Cumulative Paid Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017
	<--------------------------------- Unaudited---------------------------------->
2012	$63,194	$147,482	$199,042	$223,090	$232,064	$237,388
2013		18,759	70,626	110,674	125,275	130,647
2014			26,747	65,090	80,758	88,218
2015				16,550	59,918	75,816
2016					28,964	87,994
2017						132,834
					Total	$752,897

Reserves for losses and loss expenses, before 2012, net of reinsurance (a)						$121,553
	Reserves for losses and loss expenses, net of reinsurance					$559,203

(a)	Includes reserves for losses and loss expense, net of reinsurance, of $63,115 and $8,854 related to Flagstone and IPC, respectively.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Reinsurance: Specialty - Short-tail
	Incurred Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,						December 31, 2017
Accident Year	2012	2013	2014	2015	2016	2017	Total of IBNR Reserves Plus Expected Development on Reported Losses	Cumulative Reported Claims Count
	<--------------------------------- Unaudited---------------------------------->
2012	$291,994	$331,981	$328,335	$319,383	$317,712	$315,945	$17,164	n/a
2013		286,039	287,242	264,924	257,830	257,182	5,379	n/a
2014			308,367	282,335	263,694	257,924	9,977	n/a
2015				435,268	402,576	376,725	35,616	n/a
2016					351,892	310,764	51,550	n/a
2017						333,363	163,782	n/a
					Total	$1,851,903

	Cumulative Paid Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017
	<--------------------------------- Unaudited---------------------------------->
2012	$37,164	$165,173	$233,706	$258,564	$269,810	$280,165
2013		116,816	197,890	217,572	227,864	241,187
2014			107,781	187,695	209,085	215,473
2015				187,046	261,463	315,738
2016					158,649	219,688
2017						98,898
					Total	$1,371,149

Reserves for losses and loss expenses, before 2012, net of reinsurance (a)						$108,283
	Reserves for losses and loss expenses, net of reinsurance					$589,037

(a)	Includes reserves for losses and loss expense, net of reinsurance, of $39,416 and $6,686 related to Flagstone and IPC, respectively.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Reinsurance: Specialty - Other
	Incurred Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,						December 31, 2017
Accident Year	2012	2013	2014	2015	2016	2017	Total of IBNR Reserves Plus Expected Development on Reported Losses	Cumulative Reported Claims Count
	<--------------------------------- Unaudited---------------------------------->
2012	$6,650	$6,431	$4,026	$2,425	$1,976	$2,180	$231	n/a
2013		4,033	3,043	1,587	284	54	—	n/a
2014			3,596	3,298	1,797	672	597	n/a
2015				6,160	7,155	2,669	1,973	n/a
2016					28,694	33,237	29,717	n/a
2017						72,626	67,390	n/a
					Total	$111,438

	Cumulative Paid Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017
	<--------------------------------- Unaudited---------------------------------->
2012	$482	$1,582	$1,868	$1,937	$1,925	$1,925
2013		—	54	54	54	54
2014			—	2	11	60
2015				21	148	610
2016					316	2,032
2017						1,144
					Total	$5,825

Reserves for losses and loss expenses, before 2012, net of reinsurance (a)						$6,168
	Reserves for losses and loss expenses, net of reinsurance					$111,781

(a)	Includes reserves for losses and loss expense, net of reinsurance, of $6,021 and $98 related to Flagstone and IPC, respectively.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(ii)	Insurance Segment
The Insurance segment loss development tables have been produced by line of business for accident years 2012 through to 2017. The Company determined that it was impracticable to produce IBNR by accident year for years prior to 2012 as the Company did not record this data for years prior to 2012 and as such, did not allocate IBNR by line of business for these years.
On May 1, 2017, the Company acquired $23,753 of net loss and loss expense reserves in connection with the CRS acquisition. All of these net reserves acquired, as well as losses and loss expenses incurred and paid by CRS subsequent to the acquisition and reflected in the tables below, were incurred during accident year 2017.

Insurance: Property
	Incurred Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,						December 31, 2017
Accident Year	2012	2013	2014	2015	2016	2017	Total of IBNR Reserves Plus Expected Development on Reported Losses	Cumulative Reported Claims Count
	<--------------------------------- Unaudited---------------------------------->
2012	$145,215	$128,981	$119,683	$120,251	$118,352	$118,617	$373	4,239
2013		135,281	118,677	105,265	101,754	102,157	28	4,795
2014			184,006	151,689	144,500	140,322	2,504	6,479
2015				161,385	135,555	129,313	2,947	7,108
2016					219,257	203,944	23,729	7,901
2017						336,802	124,680	9,012
					Total	$1,031,155

	Cumulative Paid Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017
	<--------------------------------- Unaudited---------------------------------->
2012	$28,191	$80,367	$105,195	$109,095	$113,462	$114,602
2013		28,127	69,137	88,226	94,052	97,137
2014			42,486	102,454	124,696	130,772
2015				43,006	88,872	111,506
2016					66,026	133,470
2017						116,316
					Total	$703,803

	Reserves for losses and loss expenses, before 2012, net of reinsurance					$7,526
	Reserves for losses and loss expenses, net of reinsurance					$334,878

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Insurance: Specialty - Short-tail
	Incurred Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,						December 31, 2017
Accident Year	2012	2013	2014	2015	2016	2017	Total of IBNR Reserves Plus Expected Development on Reported Losses	Cumulative Reported Claims Count
	<--------------------------------- Unaudited---------------------------------->
2012	$218,215	$208,861	$195,703	$188,576	$184,859	$185,980	$613	6,258
2013		231,549	239,572	222,945	217,896	211,300	5,335	7,044
2014			225,911	206,367	200,359	193,384	8,673	7,744
2015				215,631	236,320	226,374	32,307	8,045
2016					195,575	188,810	26,288	7,991
2017						426,295	195,343	36,335
					Total	$1,432,143

	Cumulative Paid Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017
	<--------------------------------- Unaudited---------------------------------->
2012	$44,883	$113,840	$149,950	$163,075	$167,806	$178,652
2013		73,517	143,772	173,020	183,879	188,486
2014			53,965	128,052	158,808	168,642
2015				50,740	118,707	161,130
2016					61,049	122,103
2017						182,644
					Total	$1,001,657

	Reserves for losses and loss expenses, before 2012, net of reinsurance					$30,996
	Reserves for losses and loss expenses, net of reinsurance (a)					$461,482

(a)	The 2017 accident year includes incurred losses and loss expenses, and cumulative paid losses and loss expenses, net of reinsurance, of $226,190 and $122,088, respectively, related to CRS.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Insurance: Specialty - Other
	Incurred Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,						December 31, 2017
Accident Year	2012	2013	2014	2015	2016	2017	Total of IBNR Reserves Plus Expected Development on Reported Losses	Cumulative Reported Claims Count
	<--------------------------------- Unaudited---------------------------------->
2012	$209,614	$190,816	$200,265	$201,410	$193,952	$190,640	$1,043	7,036
2013		231,049	240,827	224,161	209,513	206,462	12,649	8,838
2014			338,578	332,985	332,878	336,921	50,322	10,593
2015				270,732	261,192	259,218	68,779	8,991
2016					253,825	227,372	122,828	7,188
2017						280,105	232,409	4,926
					Total	$1,500,718

	Cumulative Paid Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017
	<--------------------------------- Unaudited---------------------------------->
2012	$20,591	$56,035	$100,259	$133,198	$164,488	$175,012
2013		13,538	55,779	99,429	137,739	166,969
2014			24,091	96,178	166,637	214,970
2015				18,363	74,179	125,011
2016					17,557	50,831
2017						15,053
					Total	$747,846

	Reserves for losses and loss expenses, before 2012, net of reinsurance					$58,209
	Reserves for losses and loss expenses, net of reinsurance					$811,081

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(iii)	Asset Management Segment
The Asset Management segment loss development tables have been produced in total below. The Company does not receive or maintain claims count information associated with its reserved claims for the Asset Management segment. As such, the Company has determined that it is impracticable to provide this information.

Asset Management
	Incurred Losses and Loss Expenses, Net of Reinsurance
	Years Ended December 31,										December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total of IBNR Reserves Plus Expected Development on Reported Losses	Cumulative Reported Claims Count
	<----------------------------------------------- Unaudited ------------------------------------------------>
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	n/a
2009		—	—	—	—	—	—	—	—	—	—	n/a
2010			—	—	—	—	—	—	—	—	—	n/a
2011				10,000	10,000	10,000	10,000	10,000	10,000	10,000	—	n/a
2012					36,031	15,710	12,151	7,200	7,000	7,191	—	n/a
2013						17,432	5,225	2,752	2,179	1,759	3	n/a
2014							2,287	1,350	1,200	1,139	201	n/a
2015								8,743	6,948	4,578	1,962	n/a
2016									48,321	38,588	14,946	n/a
2017										684,250	369,562	n/a
									Total	$747,505

	Cumulative Paid Losses and Loss Expenses, Net of Reinsurance
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	<----------------------------------------------- Unaudited ------------------------------------------------>
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2009		—	—	—	—	—	—	—	—	—
2010			—	—	—	—	—	—	—	—
2011				—	5,000	5,000	10,000	10,000	10,000	10,000
2012					—	927	3,021	6,742	6,772	7,191
2013						—	1,233	1,586	1,685	1,717
2014							—	803	905	918
2015								—	—	271
2016									6,800	15,317
2017										44,292
									Total	$79,706

Reserves for losses and loss expenses, net of reinsurance										$667,799

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Reconciliation of Loss Development Information to the Reserve for Losses and Loss Expenses
The following table reconciles the loss development information to the Company’s reserves for losses and loss expenses as at December 31, 2017:

December 31, 2017
Reserves for losses and loss expenses, net of reinsurance
Reinsurance: Property	$559,203
Reinsurance: Specialty - Short-tail	589,037
Reinsurance: Specialty - Other	111,781
Insurance: Property	334,878
Insurance: Specialty - Short-tail	461,482
Insurance: Specialty - Other	811,081
Asset Management	667,799
Total reserves for losses and loss expenses, net of reinsurance	3,535,261

Loss reserves recoverable
Reinsurance: Property	412,592
Reinsurance: Specialty - Short-tail	131,287
Reinsurance: Specialty - Other	4,252
Insurance: Property	281,561
Insurance: Specialty - Short-tail	225,331
Insurance: Specialty - Other	133,974
Asset Management	45,000
Total loss reserves recoverable	1,233,997

Unallocated loss expenses	53,233
Provisions for uncollectible reinsurance	8,848
Other	51
Total reserves for losses and loss expenses	$4,831,390

(c)	Historical Loss Duration
The following table summarizes the historic average annual percentage payout of incurred losses by age, net of reinsurance, as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	December 31, 2017
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Reinsurance: Property	21.5%	36.4%	19.5%	8.8%	3.5%	1.9%	n/a	n/a	n/a	n/a
Reinsurance: Specialty - Short-tail	38.2%	28.5%	13.0%	4.8%	4.4%	3.3%	n/a	n/a	n/a	n/a
Reinsurance: Specialty - Other	4.2%	32.1%	7.9%	3.5%	(0.3)%	—%	n/a	n/a	n/a	n/a
Insurance: Property	30.3%	39.1%	18.2%	4.4%	3.4%	1.0%	n/a	n/a	n/a	n/a
Insurance: Specialty - Short-tail	30.7%	34.2%	17.0%	5.8%	2.4%	5.8%	n/a	n/a	n/a	n/a
Insurance: Specialty - Other	7.4%	19.3%	21.2%	16.7%	15.3%	5.5%	n/a	n/a	n/a	n/a
Asset Management	3.4%	45.5%	13.3%	14.6%	0.7%	2.9%	—%	—%	—%	—%

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

14. Accounts payable and accrued expenses
The Company’s account payable and accrued expenses relate primarily to amounts due to third party investors in the funds and sidecars, and to amounts borrowed in connection with the Company’s credit facilities. See Note 19, “Debt and financing arrangements,” for further details concerning these borrowings.
The following are the components of accounts payable and accrued expenses:

	December 31, 2017	December 31, 2016
Accrued interest on debt	$10,519	$10,286
Subscriptions received in advance on funds and sidecars	660,000	326,900
Redemptions/distributions payable to noncontrolling interests	180,104	87,674
Structured notes payable to AlphaCat investors	—	1,000
Amounts payable to AlphaCat investors	18,054	17,068
Income tax payable	3,591	1,036
Accrued pension liability	11,955	16,979
Trade and compensation payables	115,906	121,805
FHLB secured facility borrowings	206,000	—
Derivative liabilities	19,746	4,900
Total accounts payable and accrued expenses	$1,225,875	$587,648
For the year ended December 31, 2017, non-cash movements in accounts payable and accrued expenses in relation to the funds and sidecars were $(48,018) (2016: $217,322; 2015: $(10,239)). Of this, redemptions/distributions payable to noncontrolling interests included non-cash movements of $91,431 (2016: $77,873; 2015: $(10,239)). Subscriptions received in advance on funds and sidecars included non-cash movements related to reinvestment of noncontrolling interests and structured notes of $(139,449) (2016: $139,449; 2015: $nil).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

15. Reinsurance
The Company’s reinsurance balances recoverable at December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Loss reserves recoverable on unpaid:
Case reserves	$275,450	$165,328
IBNR	958,547	265,093
Total loss reserves recoverable	1,233,997	430,421
Paid losses recoverable	46,873	35,247
Total reinsurance recoverable	$1,280,870	$465,668

(a)	Effects of reinsurance on premiums ceded, net premiums earned and losses and loss expenses
The effects of reinsurance on net premiums written and earned, and on losses and loss expenses for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Years Ended December 31,
Premiums written:	2017	2016	2015
Treaty Reinsurance	$1,531,934	$1,501,079	$1,393,440
Facultative Reinsurance	280,320	293,741	325,311
Direct	1,138,684	853,885	838,755
Ceded	(469,633)	(289,705)	(328,681)
Net premiums written	$2,481,305	$2,359,000	$2,228,825

	Years Ended December 31,
Premiums earned:	2017	2016	2015
Treaty Reinsurance	$1,527,845	$1,408,995	$1,397,409
Facultative Reinsurance	284,243	307,351	330,472
Direct	1,413,122	823,641	852,256
Ceded	(644,122)	(290,822)	(333,248)
Net premiums earned	$2,581,088	$2,249,165	$2,246,889

	Years Ended December 31,
Losses and loss expenses:	2017	2016	2015
Treaty Reinsurance	$1,953,191	$557,824	$479,170
Facultative Reinsurance	273,303	147,231	162,256
Direct	1,201,957	539,484	424,312
Ceded	(1,128,273)	(179,442)	(87,905)
Losses and loss expenses	$2,300,178	$1,065,097	$977,833

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Credit risk
The cession of reinsurance does not legally discharge the Company from its primary liability for the full amount of the (re)insurance policies it writes, and the Company is required to pay the loss and bear collection risk regarding reinsurers’ obligations under reinsurance and retrocession agreements. Validus records provisions for uncollectible reinsurance recoverable when collection becomes unlikely due to the reinsurer’s inability to pay.
To the extent the creditworthiness of the Company’s reinsurers were to deteriorate due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying loss reserves.
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better as rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. As at December 31, 2017, $1,270,503 or 99.2% (December 31, 2016: $461,369 or 99.1%) of the Company’s reinsurance balances recoverable were either fully collateralized or recoverable from reinsurers rated A- or better.
Information regarding the Company’s concentration of credit risk arising from its exposure to individual reinsurers as at December 31, 2017 and 2016 is as follows:

	December 31, 2017		December 31, 2016
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$1,055,445	82.5%	$395,308	84.9%
Other reinsurers’ balances > $1 million	218,226	17.0%	66,944	14.4%
Other reinsurers’ balances < $1 million	7,199	0.5%	3,416	0.7%
Total	$1,280,870	100.0%	$465,668	100.0%

	December 31, 2017
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Fully collateralized reinsurers	NR	$459,339	35.9%
Everest Re	A+	128,206	10.0%
Munich Re	AA-	94,180	7.4%
Lloyd's Syndicates	A+	74,277	5.8%
Federal Crop Insurance Corporation	(a)	68,745	5.4%
Swiss Re	AA-	65,218	5.1%
Hannover Re	AA-	53,523	4.2%
Qatar Insurance Company	A	50,160	3.9%
Transatlantic Re	A+	33,729	2.6%
Markel	A	28,068	2.2%
Total		$1,055,445	82.5%

NR:	Not rated

(a)
The Company participates in a crop reinsurance program sponsored by the U.S. federal government. The Company remains obligated for amounts ceded in the event that its reinsurers or retrocessionaires do not meet their obligations, except for amounts ceded to the U.S. federal government in the Insurance segment agriculture line of business.

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
NR: Not rated
At December 31, 2017 and 2016, the provision for uncollectible reinsurance relating to reinsurance recoverables was $8,848 and $5,153, respectively.
16. Share capital
The Company’s share capital consists of Preferred Shares and Common Shares, each with a par value of $0.175 per share. Holders of Preferred Shares have no voting rights with respect to matters that generally require the approval of voting shareholders but are entitled to vote in certain extraordinary instances. Holders of common shares are entitled to one vote for each share held, subject to certain voting limitations.
The Company is authorized to issue up to an aggregate of 571,428,571 common and preferred shares with a par value of $0.175 per share.

(a)	Preferred shares
5.875% Non-Cumulative Preferred Shares, Series A (the “Series A Preferred Shares”)
On June 13, 2016, the Company issued 6,000 shares of its 5.875% Non-Cumulative Preferred Shares, Series A (the “Series A Preferred Shares”) (equivalent to 6,000,000 Depositary Shares, each of which represents a 1/1,000th interest in a Series A Preferred Share), $0.175 par value and $25,000 liquidation preference per share (equivalent to $25 per Depositary Share). The Series A Preferred Shares were registered and sold under the Securities Act of 1933, as amended, and were issued at a price to the public of $25,000 per share (equivalent to $25 per Depositary Share). After underwriting discounts and expenses, the Company received net proceeds of $144,852 which was used for general corporate purposes.
The Depositary Shares, representing the Series A Preferred Shares, are traded on the New York Stock Exchange (“NYSE”) under the symbol “VRPRA.” The Series A Preferred Shares have no stated maturity date and are redeemable, in whole or in part, at the Company’s option on and after June 15, 2021, at a redemption price of $25,000 per Series A Preferred Share (equivalent to $25 per Depositary Share), plus declared and unpaid dividends. The Company may also redeem all, but not less than all, of the Series A Preferred Shares before the redemption date at a redemption price of $26,000 per share (equivalent to $26 per Depositary Share), plus declared and unpaid dividends, if the Company is required to submit a proposal to the holders of the Series A Preferred Shares concerning an amalgamation, consolidation, merger or other similar corporate transaction or change in Bermuda law. The Series A Preferred Shares may also be redeemed before the redemption date at a redemption price of $25,000 per Series A Preferred Share (equivalent to $25 per Depositary Share), plus declared and unpaid dividends, in whole, if there is a change in tax law, or in whole or in part, in the case of a capital disqualification event.
Dividends on the Series A Preferred Shares, when, as and if declared by the Company’s Board of Directors or a duly authorized committee thereof, will accrue and be payable on the liquidation preference amount from the original issue date, on a non-cumulative

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
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
5.800% Non-Cumulative Preferred Shares, Series B (the “Series B Preferred Shares”)
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
The Depositary Shares, representing the Series B Preferred Shares, are traded on the NYSE under the symbol “VRPRB.” The Series B Preferred Shares have no stated maturity date and are redeemable, in whole or in part, at the Company’s option on and after June 21, 2022, at a redemption price of $25,000 per Series B Preferred Share (equivalent to $25 per Depository Share), plus declared and unpaid dividends. The Company may also redeem all, but not less than all, of the Series B Preferred Shares before the redemption date at a redemption price of $26,000 per share (equivalent to $26 per Depository Share), plus declared and unpaid dividends, if the Company is required to submit a proposal to the holders of the Series B Preferred Shares concerning an amalgamation, consolidation, merger or other similar corporate transaction or change in Bermuda law. The Series B Preferred Shares may also be redeemed before the redemption date at a redemption price of $25,000 per Series B Preferred Share (equivalent to $25 per Depository Share), plus declared and unpaid dividends, in whole, if there is a certain change in tax law, or in whole or in part, in the case of a capital disqualification event. However, no redemption may occur prior to June 21, 2027 unless the Company has sufficient funds in order to meet the Bermuda Monetary Authority’s (“the BMA”) Enhanced Capital Requirements (“ECR”) and the BMA approves of the redemption, or the Company replaces the capital represented by the Series B Preferred Shares with capital having equal or better capital treatment as the Series B Preferred Shares under the ECR.
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table is a summary of the preferred share activity during the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Preferred shares issued and outstanding, beginning of year	6,000	—
Preferred shares issued	10,000	6,000
Preferred shares issued and outstanding, end of year	16,000	6,000
The Company had 6,000 Series A Preferred Shares and 10,000 Series B Preferred Shares issued and outstanding as at December 31, 2017 and 6,000 Series A Preferred Shares issued and outstanding as at December 31, 2016.
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
The Company has repurchased 81,035,969 common shares for an aggregate purchase price of $2,730,975 from the inception of its share repurchase program to December 31, 2017. The Company had $293,426 remaining under its authorized share repurchase program as of December 31, 2017.
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
The following table is a summary of the common shares issued and outstanding during the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Common shares issued, beginning of year	161,279,976	160,570,772	155,554,224
Restricted share awards vested, net of shares withheld	630,515	612,100	614,945
Restricted share units vested, net of shares withheld	15,454	18,486	13,260
Options exercised	26,136	30,530	782,465
Warrants exercised	—	—	3,593,715
Direct issuance of common stock	—	—	639
Performance shares vested, net of shares withheld	42,410	48,088	11,524
Common shares issued, end of year	161,994,491	161,279,976	160,570,772
Treasury shares, end of year	(82,674,941)	(82,147,724)	(77,670,155)
Common shares outstanding, end of year	79,319,550	79,132,252	82,900,617

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(c) Dividends
The Company announced four quarterly cash dividends of $0.38 per common share during the year ended December 31, 2017 (2016: $0.35). These dividends were paid on March 31, 2017, June 30, 2017, September 29, 2017 and December 29, 2017 to shareholders of record on March 15, 2017, June 15, 2017, September 15, 2017 and December 15, 2017, respectively.
On November 1, 2017, the Company announced cash dividends of $0.3671875 (2016: $0.3671875) and $0.3625000 per depositary share on its outstanding Series A and Series B Preferred Shares, respectively. The preferred share dividends were paid on December 15, 2017 to shareholders on record on December 1, 2017.
On August 9, 2017, the Company announced cash dividends of $0.3671875 (2016: $0.3753472) and $0.3423611 per depositary share on its outstanding Series A and Series B Preferred Shares, respectively. The preferred share dividends were paid on September 15, 2017 to shareholders of record on September 1, 2017.
On May 10, 2017, the Company announced a cash dividend of $0.3671875 per depositary share on its outstanding Series A Preferred Shares. The preferred share dividend was paid on June 15, 2017 to shareholders of record on June 1, 2017.
On February 9, 2017, the Company announced a cash dividend of $0.3671875 per depositary share on its outstanding Series A Preferred Shares. The preferred share dividend was paid on March 15, 2017 to shareholders of record on March 1, 2017.
17. Stock plans

(a)	Long Term Incentive Plan
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. The total number of shares reserved for issuance under the LTIP are 2,753,292, of which 702,305 shares are remaining. The LTIP is administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. The grant date fair value of each award is established at the fair market value of the Company’s common shares at the date of grant.
(i)    Options
The Company has not granted any stock option awards since September 4, 2009. These stock option awards were fully amortized as at December 31, 2012, and the final options outstanding were exercised during the year ended December 31, 2017.
While outstanding, the Company’s options could be exercised for voting common shares upon vesting and had a term of ten years. The fair value of the option awards at the date of grant was determined using the Black-Scholes option-pricing model. Expected volatility was based on the stock price volatility of comparable publicly-traded companies. The Company used the simplified method consistent with U.S. GAAP authoritative guidance on stock compensation expenses to estimate expected lives for options granted during the period.
Activity with respect to options for the year ended December 31, 2017 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price	Total Intrinsic Value (a)	Company Proceeds Received
Options outstanding, beginning of year	26,136	$6.78	$23.48
Options exercised	(26,136)	6.78	23.48	$748	$614
Options outstanding, end of year	—	$—	$—

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
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

(a)
The total intrinsic value in the tables above represent the amount by which the market price of the Company’s common stock exceeds the option strike price, multiplied by the number of options exercised during the year.

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2016 was $831.
(ii)    Restricted share awards
Restricted shares granted under the LTIP vest either pro rata or 100% at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment, and transferability. Share compensation expenses of $35,011 were recorded in connection with restricted share awards for the year ended December 31, 2017 (2016: $36,887; 2015: $35,386). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share awards for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years Ended December 31,
	2017		2016		2015
	Restricted Share Awards	Weighted Average Grant Date Fair Value	Restricted Share Awards	Weighted Average Grant Date Fair Value	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, beginning of year	2,469,982	$40.89	2,739,446	$38.25	2,858,711	$35.81
Restricted share awards granted	511,561	53.22	564,345	48.83	724,357	43.67
Restricted share awards vested	(842,469)	41.34	(796,716)	37.40	(788,758)	34.41
Restricted share awards forfeited	(58,677)	43.77	(37,093)	41.27	(54,864)	38.14
Restricted share awards outstanding, end of year	2,080,397	$43.66	2,469,982	$40.89	2,739,446	$38.25
At December 31, 2017, there were $48,907 (December 31, 2016: $58,804) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.3 years (December 31, 2016: 2.3 years).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(iii)    Restricted share units
Restricted share units under the LTIP vest either ratably or 100% at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment, and transferability. Share compensation expenses of $1,319 were recorded in connection with restricted share units for the year ended December 31, 2017 (2016: $1,285; 2015: $1,160). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share units for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years Ended December 31,
	2017		2016		2015
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, beginning of year	112,808	$40.95	114,337	$38.47	103,484	$36.54
Restricted share units granted	12,236	53.40	27,609	50.03	28,057	42.91
Restricted share units vested	(18,748)	41.91	(23,982)	38.18	(19,455)	34.58
Restricted share units issued in lieu of cash dividends	3,098	41.63	3,182	39.36	3,143	37.53
Restricted share units forfeited	—	—	(8,338)	44.34	(892)	35.42
Restricted share units outstanding, end of year	109,394	$42.20	112,808	$40.95	114,337	$38.47
At December 31, 2017, there were $1,909 (December 31, 2016: $2,542) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.4 years (December 31, 2016: 2.6 years).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(iv)    Performance share awards
Performance share awards vest three years after the grant date, with the grant date fair value of each share awarded recognized evenly over this period. The number of performance shares initially granted is adjusted via “conversion adjustments” to reflect the compounded growth in the Dividend-Adjusted Book Value per Diluted Share over the three years. The cumulative compensation expense recognized and unrecognized as at any reporting period date represents the adjusted estimate of performance shares that will ultimately be awarded, valued at their original grant date fair values.
Share compensation expenses of $3,781 were recorded for the year ended December 31, 2017 (2016: $4,735; 2015: $1,795). The share compensation expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested performance share awards for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years Ended December 31,
	2017		2016		2015
	Performance Share Awards	Weighted Average Grant Date Fair Value	Performance Share Awards	Weighted Average Grant Date Fair Value	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, beginning of year	285,820	$44.53	172,594	$40.70	106,369	$36.03
Performance share awards granted	107,209	53.40	125,290	48.75	81,569	45.03
Performance share awards vested	(52,639)	37.33	(57,581)	36.11	(15,344)	31.38
Performance share awards conversion adjustment	(26,322)	36.82	45,517	36.82	—	—
Performance share awards outstanding, end of year	314,068	$49.37	285,820	$44.53	172,594	$40.70
At December 31, 2017, there were $7,813 (December 31, 2016: $6,902) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 1.9 years (December 31, 2016: 2.1 years).

(b)	Total share compensation expenses
The breakdown of share compensation expenses by award type is as follows:

	Years Ended December 31,
	2017	2016	2015
Restricted share awards	$35,011	$36,887	$35,386
Restricted share units	1,319	1,285	1,160
Performance share awards	3,781	4,735	1,795
Total	$40,111	$42,907	$38,341
In addition, the Company recorded $(246) of associated tax (expense) for the year ended December 31, 2017 (2016: benefit of $1,869; 2015: benefit of $3,436). The Company also recognized $1,837 of net windfall taxes during the year ended December 31, 2017 (2016: $1,203; 2015: $906) in relation to share vestings and option exercises.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

18. Retirement and pension plans

(a)	Defined benefit plans
Certain senior executives and retired selected key employees of our U.S.-based insurance operations participate in non-qualified, unfunded, defined benefit plans. Benefits for these plans are based on final average earnings, social security benefits earned at retirement date and years of service.
The assumptions used to determine net periodic pension expense for the years ended December 31, 2017 and 2016 are as follows:

	Years Ended December 31,
	2017	2016
Discount rate	3.75%	3.50%
Increase in compensation levels rate	5.00%	5.00%
The assumptions used to determine benefit obligations as at December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Discount rate	3.50%	4.00%
Increase in compensation levels rate	5.00%	5.00%

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables present a reconciliation of the beginning and ending funded status and the net amounts recognized for the defined benefit plans for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Change in benefit obligation
Projected benefit obligation, beginning of year	$16,979	$15,722
Service cost	1,005	1,026
Interest cost	566	594
Actuarial (gains) losses	(3,719)	1,473
Benefit payments	(71)	(98)
Settlements	(2,805)	(1,738)
Projected benefit obligation, end of year	$11,955	$16,979

Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Employer contributions	2,876	1,836
Benefit payments	(71)	(98)
Settlements	(2,805)	(1,738)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(11,955)	$(16,979)

Net amount recognized in accounts payable and accrued expenses	$(11,955)	$(16,979)

Amounts recognized in accumulated other comprehensive loss consist of
Net (gain) loss	$(4,188)	$226
Prior service credit	6	6
Net amount recognized	$(4,182)	$232

	December 31, 2017	December 31, 2016
Projected benefit obligation	$11,955	$16,979
Accumulated benefit obligation	$10,666	$13,480
Fair value of plan assets	$—	$—
The components of net periodic pension expense for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Years Ended December 31,
	2017	2016	2015
Service cost	$1,005	$1,026	$1,024
Interest cost	566	594	434
Amortization of prior service credit	—	(2)	(2)
Amortization of net loss	158	374	312
Net periodic benefit cost	1,729	1,992	1,768
Settlement loss	537	356	484
Net periodic pension expense	$2,266	$2,348	$2,252

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Other changes in plan assets and benefit obligations recognized in other comprehensive loss for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Years Ended December 31,
	2017	2016	2015
Net (gain) loss	$(3,719)	$1,473	$(43)
Amortization of loss	(158)	(374)	(312)
Amortization of prior service credit	—	2	2
Settlement loss	(537)	(356)	(484)
Total recognized in other comprehensive (income) loss	$(4,414)	$745	$(837)
Total recognized in net pension expense and other comprehensive loss (before tax effects)	$(2,148)	$3,093	$1,415
The estimated amount of net (gain) and prior service cost expected to be amortized from accumulated other comprehensive (loss) income into net periodic pension expense over the next fiscal year is $(10).
The employer benefit payments/settlements for the year ended December 31, 2017 were $2,876 (2016: $1,836). As at December 31, 2017, the projected benefits are as follows:

December 31, 2017
2018	$336
2019	6,597
2020	2,696
2021	66
2022	64
2023-2026	4,765
Total benefit payments required	$14,524

(b)	Other pension plans
The Company provides pension benefits to eligible employees through various plans which are managed externally and sponsored by the Company. The Company’s contributions are expensed as incurred. The Company’s expenses for its defined contribution retirement plans for the years ended December 31, 2017, 2016 and 2015 were $13,085, $13,419 and $13,684, respectively.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

19. Debt and financing arrangements
The Company’s financing structure is comprised of debentures and senior notes payable along with credit and other facilities.

(a)	Senior Notes and Junior Subordinated Deferrable Debentures
The Company’s outstanding debentures and senior notes payable as at December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Deferrable debentures
2006 Junior Subordinated	$150,000	$150,000
2007 Junior Subordinated	139,800	139,800
Flagstone 2006 Junior Subordinated	135,608	133,676
Flagstone 2007 Junior Subordinated	113,750	113,750
Total debentures payable	539,158	537,226
2010 Senior Notes due 2040	250,000	250,000
Less: Unamortized debt issuance costs	(4,436)	(4,638)
Total senior notes payable	245,564	245,362
Total debentures and senior notes payable	$784,722	$782,588
The following table summarizes the key terms of the Company’s Senior Notes and Junior Subordinated deferrable debentures:

Description	Issuance date	Issued	Maturity date	Interest Rate as at				Interest payments due
				Issuance Date		December 31, 2017
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	9.069%	(a)	5.831%	(e)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$135,608	September 15, 2036	3.540%	(b)	6.463%	(e)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	8.480%	(c)	5.180%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$100,000	July 30, 2037	3.000%	(b)	5.900%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	3.100%	(b)	5.983%	(e)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(d)	8.875%	(d)	Semi-annually in arrears

(a)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 3.550% thereafter, reset quarterly.

(b)	Floating interest rate of three-month LIBOR plus amount stated, reset quarterly.

(c)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 2.950% thereafter, reset quarterly.

(d)	Fixed interest rate.

(e)	Fixed interest rate as a result of interest rate swap contracts entered into by the Company.
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

in part, at any time upon the occurrence of certain tax events as described in “Description of the Notes - Redemption for Tax Purposes” in the prospectus supplement.
Debt issuance costs are amortized to income over the life of the 2010 Senior Notes and are presented on a net basis within the senior notes payable balance in the Company’s Consolidated Balance Sheets. There were no redemptions made during the year ended December 31, 2017 and 2016.
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
Future payments of principal of $250,000 on the 2010 Senior Notes are all expected to be after 2022.
Junior Subordinated Deferrable Debentures
The Company participated in private placements of Junior Subordinated Deferrable Debentures due 2036 and 2037 (respectively, the “2006 Junior Subordinated Deferrable Debentures” and “2007 Junior Subordinated Deferrable Debentures”).
Debt issuance costs for the 2006 and 2007 Junior Subordinated Deferrable Debentures were amortized to income over the five year optional redemption periods. They are redeemable at the Company’s option at par. There were no redemptions made during the year ended December 31, 2017 and 2016.
As part of the acquisition of Flagstone, the Company assumed Junior Subordinated Deferrable Debentures due 2036 and 2037 (respectively, the “Flagstone 2006 Junior Subordinated Deferrable Debentures” and “Flagstone 2007 Junior Subordinated Deferrable Debentures”). These debentures are redeemable quarterly at par. There were no redemptions made during the year ended December 31, 2017 and 2016.
Future payments of principal of $539,158 on the debentures discussed above are all expected to be after 2022.

(b)	Credit and other facilities
The Company’s outstanding credit facilities as at December 31, 2017 and 2016 were as follows:

	December 31, 2017
Credit facility	Commitment	Outstanding (a)	Drawn (b)	Cash and investments pledged as collateral
$85,000 syndicated unsecured letter of credit facility	$85,000	$—	$—	$—
$300,000 syndicated secured letter of credit facility	300,000	92,979	—	118,188
$24,000 secured bi-lateral letter of credit facility	24,000	5,765	—	22,340
$25,000 IPC bi-lateral facility	25,000	7,754	—	—
$236,000 Flagstone bi-lateral facility	236,000	115,682	—	184,569
$65,000 unsecured revolving credit facility	65,000	—	—	—
$100,000 unsecured revolving credit facility	100,000	—	—	—
FHLB secured facility	484,096	206,000	206,000	251,767
Total credit facilities	$1,319,096	$428,180	$206,000	$576,864

(a)	Indicates utilization of commitment amount.

(b)	Represents drawn borrowings included in accounts payable and accrued expenses.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2016
Credit facility	Commitment	Outstanding (a)	Drawn (b)	Cash and investments pledged as collateral
$85,000 syndicated unsecured letter of credit facility	$85,000	$—	$—	$—
$300,000 syndicated secured letter of credit facility	300,000	121,428	—	157,597
$24,000 secured bi-lateral letter of credit facility	24,000	4,553	—	48,097
$20,000 AlphaCat Re secured letter of credit facility (c)	20,000	20,000	—	20,032
$25,000 IPC bi-lateral facility	25,000	8,807	—	—
$236,000 Flagstone bi-lateral facility	236,000	156,375	—	216,458
Total credit facilities	$690,000	$311,163	$—	$442,184

(a)	Indicates utilization of commitment amount.

(b)	Represents drawn borrowings.

(c)	The Company terminated its AlphaCat Re secured letter of credit facility on January 6, 2017.
(i)$85,000 syndicated unsecured letter of credit facility and $300,000 syndicated secured letter of credit facility
On December 9, 2015, the Company entered into a $85,000 five year unsecured facility with various counterparties as co-documentation agents and the lenders party thereto, which provides for letter of credit (“LOC”) and revolving credit availability for the Company (the “Five Year Unsecured Facility”) (the full $85,000 of which is available for LOCs and/or revolving loans). The Five Year Unsecured Facility was provided by a syndicate of commercial banks. LOCs under the Five Year Unsecured Facility are available to support obligations in connection with Validus’ reinsurance business. Loans under the Five Year Unsecured Facility are available for the general corporate and working capital purposes of the Company. The Company may request that existing lenders under the Five Year Unsecured Facility or prospective additional lenders agree to make available additional commitments from time to time so long as the aggregate commitments under the Five Year Unsecured Facility do not exceed $150,000.
Also on December 9, 2015, the Company entered into a $300,000 five year secured credit facility, with the same parties, which provides for LOC availability for the Company (the “Five Year Secured Facility” and together with the Five Year Unsecured Facility, the “Credit Facilities”). The Five Year Secured Facility was also provided by a syndicate of commercial banks. LOCs under the Five Year Secured Facility will be available to support obligations in connection with Validus’ reinsurance business. The Company may request that existing lenders under the Five Year Secured Facility or prospective additional lenders agree to make available additional commitments from time to time so long as the aggregate commitments under the Five Year Secured Facility do not exceed $400,000. The obligations of the Company under the Five Year Secured Facility are secured by cash and securities deposited into cash collateral accounts from time to time with The Bank of New York Mellon.
As of December 31, 2017, there was $nil (December 31, 2016: $nil) of outstanding LOCs under the Five Year Unsecured Facility and $92,979 (December 31, 2016: $121,428) of outstanding LOCs under the Five Year Secured Facility.
The Credit Facilities contain covenants that include, among other things (i) the requirement that Validus Holdings, Ltd. initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending June 30, 2015, to be increased quarterly by an amount equal to 25.0% of the Company’s consolidated net income (if positive) for such quarter plus 50.0% of the aggregate increases in the consolidated shareholders’ equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that Validus Holdings, Ltd. maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair). In addition, the Credit Facilities contain customary negative covenants applicable to the Company, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type. As of December 31, 2017, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(ii)$24,000 secured bi-lateral letter of credit facility
The Company is party to an evergreen secured bi-lateral LOC facility with Citibank Europe plc (the “Secured bi-lateral LOC facility”). As of December 31, 2017, $5,765 (December 31, 2016: $4,553) of LOCs were outstanding under the Secured bi-lateral LOC facility. The Secured bi-lateral LOC facility has no fixed termination date and as of December 31, 2017, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Secured bi-lateral LOC facility.
(iii)$25,000 IPC bi-lateral facility
The Company assumed an existing evergreen LOC facility through the acquisition of IPC Holdings, Ltd. (the “IPC bi-lateral facility”). As of December 31, 2017, $7,754 of LOCs were outstanding under the IPC bi-lateral facility (December 31, 2016: $8,807). As of December 31, 2017, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC bi-lateral facility.
(iv)$20,000 AlphaCat Re secured letter of credit facility
During 2013, AlphaCat Re entered into a secured evergreen LOC facility with Comerica Bank. This facility provided for LOCs issued by AlphaCat Re to be used to support its reinsurance obligations. The Company terminated its AlphaCat Re secured letter of credit facility on January 6, 2017. As of December 31, 2016, $20,000 of LOCs were outstanding under this facility. As of December 31, 2016, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the AlphaCat Re secured LOC facility.
(v)$236,000 Flagstone bi-lateral facility
As part of the acquisition of Flagstone, the Company assumed an evergreen LOC Master Agreement between Citibank Europe plc and Flagstone Reassurance Suisse, S.A. (the “Flagstone Bi-Lateral Facility”). As of December 31, 2017, $115,682 (December 31, 2016: $156,375) of LOCs were outstanding under the Flagstone Bi-Lateral Facility. As of December 31, 2017, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Flagstone Bi-Lateral Facility.
(vi)$65,000 unsecured revolving credit facility and $100,000 unsecured revolving credit facility
On August 7, 2017, Validus Holdings, Ltd. and Validus Re entered into a $65,000 unsecured revolving credit facility with Barclays Bank PLC, as the lender (the “Barclays Unsecured Revolving Facility”) expiring August 6, 2018. Loans under the Barclays Unsecured Revolving Facility will be available for the general corporate and working capital purposes of the Company. Borrowings under the Barclays Unsecured Revolving Facility bear interest at the base rate (the higher of (i) the prime rate quoted in the Wall Street Journal, (ii) the federal reserve bank effective rate plus 0.50%, and (iii) the adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate applicable to such loans, plus an applicable rate.
Also on August 7, 2017, Validus Holdings, Ltd. and Validus Re entered into a $100,000 unsecured revolving credit facility with HSBC Bank USA, National Association, as the lender (the “HSBC Unsecured Revolving Facility” and together with the Barclays Unsecured Revolving Facility, the “Barclays and HSBC Unsecured Revolving Credit Facilities”) expiring December 31, 2019. Loans under the HSBC Unsecured Revolving Facility will be available for the general corporate and working capital purposes of the Company. Borrowings under the HSBC Unsecured Revolving Facility bear interest at the base rate (the higher of (i) the prime rate announced by HSBC Bank USA, National Association, (ii) the higher of the federal reserve bank effective rate the overnight bank funding rate plus 0.50%, or (iii) the adjusted LIBOR rate plus 1.0%).
As of December 31, 2017, there was $65,000 (December 31, 2016: $nil) of available credit under the Barclays Unsecured Revolving Facility and $100,000 (December 31, 2016: $nil) of available credit under the HSBC Unsecured Revolving Facility.
The Barclays and HSBC Unsecured Revolving Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,789,131 and, commencing with the end of the fiscal quarter ending September 30, 2017, to be increased quarterly by an amount equal to 25% of the Company’s consolidated net income (if positive) for such quarter plus 50% of the aggregate increases in the consolidated shareholders’ equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that Validus Holdings, Ltd. maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re and any certain other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

than “B++” (Fair). In addition, the Barclays and HSBC Unsecured Revolving Credit Facilities contain customary negative covenants applicable to the Company, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Barclays and HSBC Unsecured Revolving Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type.
As of December 31, 2017, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Barclays and HSBC Unsecured Revolving Facilities.
(vii)Federal Home Loan Bank of New York (“FHLB”) secured facility
On August 16, 2017, the Company became a member of the Federal Home Loan Bank of New York (“FHLB”), which provides the Company with access to a secured asset-based borrowing capacity (the “FHLB Secured Facility”). Loans under the FHLB Secured Facility are available for the Company’s general corporate and working capital purposes. The Company’s borrowing potential is based on the financial condition and eligible collateral availability of the Company’s U.S. based insurance subsidiaries. Currently FHLB limits the borrowing capacity at 30% of each member company’s statutory admitted assets as of the previous reporting quarter.
As at December 31, 2017, the Company’s maximum borrowing capacity was $484,096. As at December 31, 2017, the Company’s borrowings under the FHLB Secured Facility totaled $206,000, and had a weighted-average interest rate associated with them of 1.59%. The FHLB Secured Facility has no fixed termination date.
The Company is required to pledge a minimum level of collateral, including securities pledged as collateral, as specified in writing by the FHLB in order to maintain its borrowing potential. At December 31, 2017, the Company had pledged assets of $251,767 as collateral in support of borrowings under the FHLB Secured Facility. As of December 31, 2017, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the FHLB Secured Facility.

(c)	Finance expenses
Finance expenses consist of interest on the Junior Subordinated Deferrable Debentures and the 2010 Senior Notes, the amortization of debt offering costs, credit facility fees, bank charges, Talbot Funds at Lloyds (“FAL”) facility costs, AlphaCat financing fees and other charges as follows:

	Years Ended December 31,
	2017	2016	2015
2006 Junior Subordinated Deferrable Debentures	$8,868	$8,893	$8,868
2007 Junior Subordinated Deferrable Debentures	7,342	7,362	7,341
Flagstone 2006 Junior Subordinated Deferrable Debentures	9,012	9,028	8,989
Flagstone 2007 Junior Subordinated Deferrable Debentures	7,013	7,100	7,123
2010 Senior Notes	22,389	22,388	22,388
Credit facilities	2,014	2,060	6,006
Bank charges, Talbot FAL facility and other charges (a)	1,766	504	4,592
AlphaCat fees (b)	142	1,185	9,435
Total finance expenses	$58,546	$58,520	$74,742

(a)
See Note 22, “Commitments and contingencies,” for further details on the Company’s FAL. On November 30, 2015, the Company terminated its Talbot FAL Facility provided and arranged by Lloyds Bank plc and ING Bank N.V., London Branch.

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
The Company has subsidiaries and branches with operations in several jurisdictions outside Bermuda, including but not limited to the U.K., U.S., Switzerland and Canada that are subject to relevant taxes in those jurisdictions. Within Note 25, “Segment information,” gross premiums written are allocated to the territory of coverage exposure and therefore do not correlate to pre-tax income generated in any of the territories identified.
The Company’s (loss) income before income taxes for the years ended December 31, 2017, 2016 and 2015 was generated in the following domestic and foreign jurisdictions:

	Years Ended December 31,
	2017	2016	2015
Domestic
Bermuda	$(419,890)	$447,257	$470,454
Foreign
U.K.	11,368	4,308	13,621
U.S.	(61,914)	4,038	(4,176)
Switzerland	8,989	(1,084)	2,276
Canada	1,251	2,599	493
Other	30,785	33,736	(2,074)
Total (loss) income before income taxes	$(429,411)	$490,854	$480,594
Income tax (benefit) expense is composed of both current and deferred tax attributable to U.S. and Non-U.S. jurisdictions as follows:

	Years Ended December 31,
	2017	2016	2015
Current income tax (benefit) expense
U.S.	$(629)	$2,042	$739
Non-U.S.	(298)	711	6,028
Total current income tax (benefit) expense	$(927)	$2,753	$6,767

Deferred income tax (benefit) expense
U.S.	$(4,295)	$(3,487)	$1,360
Non-U.S.	(2,358)	(18,995)	(1,751)
Total deferred income tax benefit	$(6,653)	$(22,482)	$(391)

Total income tax (benefit) expense
U.S.	$(4,924)	$(1,445)	$2,099
Non-U.S.	(2,656)	(18,284)	4,277
Total income tax (benefit) expense	$(7,580)	$(19,729)	$6,376

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The table below is a reconciliation of the actual income tax (benefit) expense for the years ended December 31, 2017, 2016 and 2015 to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before taxes:

	Years Ended December 31,
	2017	2016	2015
Expected tax expense at Bermuda statutory rate of 0%	$—	$—	$—
Foreign tax rate differential	(9,795)	11,394	6,462
Changes in valuation allowance	(7,997)	(36,990)	9,830
Tax exempt income and expenses not deductible	(1,034)	(757)	1,299
Impact of enacted changes in tax rates	13,008	8,931	69
Prior years tax adjustments	(1,892)	(5,199)	(12,272)
Other	130	2,892	988
Actual income tax (benefit) expense	$(7,580)	$(19,729)	$6,376
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Significant components of the Company’s deferred tax assets and liabilities as at December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Deferred income tax assets related to:
Tax losses carried forward	$115,579	$116,416
Deferred compensation	4,924	6,915
Deferred interest expense	1,226	2,039
Tax credits carried forward	5,755	5,469
Discounting of loss reserves	5,137	9,938
Unearned premiums reserve	8,622	6,647
Pension	2,511	5,943
Lloyd’s underwriting loss deductible in future periods	—	581
Other	6,463	4,943
Total gross deferred income tax assets	150,217	158,891
Less: Valuation allowances	(86,272)	(98,065)
Total net deferred income tax assets	$63,945	$60,826

Deferred income tax liabilities related to:
Deferred acquisition costs	5,962	4,633
Intangibles	4,230	7,583
Unrealized appreciation on investments	1,477	3,179
Properties and fixed assets	2,387	2,593
Other	2,022	2,640
Total deferred income tax liabilities	16,078	20,628
Net deferred tax asset	$47,867	$40,198
As part of the 2017 Tax Act, the U.S. statutory rate was reduced from 35% to 21%. Accordingly, the Company has re-measured U.S. deferred tax assets and liabilities based on the rate they are expected to reverse at in the future. As a result of the re-measurement, the Company’s U.S. net deferred tax asset was reduced in 2017 by $12,934.
Additionally, the 2017 Tax Act prescribed a new method of discounting loss reserves for U.S. tax purposes which requires companies to calculate a revised tax loss reserve adjustment for periods prior to 2018 and then recognize this change in taxable income ratably over an eight year period. This would result in an increase to the deferred tax asset related to loss reserves and an equal increase to the deferred tax liability for the future taxable income, resulting in no impact to the net deferred tax asset as reported above. The new methodology will calculate the discount using a different index for the calculation than it had in the past. Specifically, it will use a lagging 60 month average of the “High Quality Corporate Bond Yield Curve.” The legislation did not specify however, the maturity segment to use, and left the development of the precise methodology and calculation of the factors to the regulatory process. The U.S. Treasury is expected to publish the discount rates for the new method in time for the filing due date of the 2017 tax return on October 15, 2018. Since the U.S. Treasury has not yet published the rates and any estimation of them could result in a materially different adjustment than what the ultimate adjustment will be, the Company has chosen to not include a provisional amount for the deferred tax asset and liability in regards to the change in discounting methodology because the Company does not believe we have adequate information to provide a reasonable estimate. The Company will update its disclosure once the necessary information is available.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The movement in the deferred tax asset on tax losses carried forward and related valuation allowance from December 31, 2016 to December 31, 2017 can be explained as follows:

	Deferred Tax Asset on Tax Losses Carried Forward	Valuation Allowance
Balance, beginning of year	$116,416	$(98,065)
Movement due to creation of tax losses carried forward	14,327	(2,242)
Movement due to use of tax losses carried forward	(8,765)	2,456
Movement due to provision to return adjustments	1,521	(1,521)
Movement due to changes in enacted tax rates	(7,319)	3,195
Movement due to change in assessment of deferred tax asset recoverability	—	9,304
Forfeiture of tax losses carried forward	(2,576)	2,576
Foreign exchange	1,975	(1,975)
Balance, end of year	$115,579	$(86,272)
The above movement of $14,327 represents the tax benefit on current year tax losses that can be carried forward in the U.K. ($1,837) and the U.S. ($12,490). The related change in valuation allowance of $2,242 reflects the tax expense for certain U.S. tax losses carried forward where a valuation allowance was provided. The movement of $8,765 reflects the impact from the use of tax losses carried forward in Luxembourg ($6,309), Switzerland ($1,888) and Singapore ($568). The related movement in valuation allowance of $2,456 represents the tax benefit from the use of tax losses carried forward where a full valuation allowance was previously provided (Switzerland: $1,888 and Singapore: $568). The movement of $1,521 represents prior year adjustments reflecting tax losses carried forward as per tax returns filed. The change in deferred tax asset of $7,319 and related valuation allowance of $3,195 reflects the impact of enacted changes in income tax rate, primarily in the U.S. The movement in valuation allowance of $9,304 is due to the partial release of valuation allowances which had previously been applied against deferred tax assets related to carried forward Swiss and Luxembourg tax losses acquired as part of the Flagstone acquisition.
As at December 31, 2017, the Company believes, after review of all available positive and negative evidence that it is more likely than not to have sufficient future taxable income to realize a portion of these deferred tax assets. As such, the Company has recorded a partial release from the previously held valuation allowance resulting in a current year tax benefit. The tax effect from forfeiture of tax losses carried forward of $2,576 results from the net reduction of Swiss tax losses association with the application of non-taxable income of Validus Re Swiss’ Bermuda Branch in accordance with Swiss law. The movement of $1,975 represents the foreign exchange effect on the deferred tax asset and related valuation allowance for tax losses carried forward in local currency in Switzerland.
As at December 31, 2017, the Company had net operating and capital losses carried forward, inclusive of cumulative currency translation adjustments, as follows:

	Luxembourg	Switzerland	United States	United Kingdom	Singapore	Total
2018-2020	$—	$145,669	$—	$—	$—	$145,669
2029-2038	—	—	22,827	—	—	22,827
No expiration date	276,819	—	29,281	9,543	2,323	317,966
Total	276,819	145,669	52,108	9,543	2,323	486,462

Gross deferred tax asset	72,001	30,590	10,943	1,813	232	115,579
Valuation allowance	(53,899)	(27,347)	(4,794)	—	(232)	(86,272)
Net deferred tax asset	$18,102	$3,243	$6,149	$1,813	$—	$29,307
Prior to the enactment of the 2017 Tax Act, the U.S. allowed for net operating losses to be carried back two years and forward 20 years. For years beginning after December 31, 2017, net operating losses on non-insurance companies in the U.S. may no longer

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

be carried back but will be allowed to be carried forward indefinitely. The 2017 Tax Act did not change the treatment of net operating losses for insurance companies. The new legislation does not provide for how to apply these rules where a company files a consolidated tax return which includes both insurance and non-insurance companies. As such, the $22,827 figure above relates to U.S. net operating losses of Validus Re Switzerland which is taxed as an insurance company. The $29,281 figure relates to net operating losses of the Validus U.S. consolidated group of which $7,768 relates to insurance companies within the consolidated group. The Company believes these will have no expiration date when the legislative guidance becomes available.
As of December 31, 2017, there are U.S. alternative minimum tax credit carryforwards of $5,755 which do not expire.
The valuation allowance as at December 31, 2017 of $86,272 (2016: $98,065) relates to tax losses carried forward in Luxembourg, Switzerland, Singapore and the U.S. The Company believes it is necessary to maintain a full valuation allowance against the deferred tax assets related to tax losses carried forward in Singapore and the U.S., outside the U.S. consolidated group, after review of all available positive and negative evidence, including uncertainty regarding the ability of the concerned operations to generate future taxable income to utilize the losses carried forward and realize the deferred tax assets. The weighting of the positive and negative evidence is commensurate with the extent to which they can be objectively verified.
As mentioned above, partial releases of $9,304 (Luxembourg: $6,061 and Switzerland: $3,243) of the valuation allowance previously held against a deferred tax asset related to tax losses carried forward was recorded as of December 31, 2017. The Company believes, after review of all positive and negative evidence, it is now more likely than not to have sufficient future taxable income to realize a portion of these deferred tax assets.
The U.S. consolidated group generated tax losses of $29,281 in 2017. As discussed above, absent further legislative guidance, the Company has attributed all of these losses to the non-insurance company members of the group. Accordingly, these losses will be carried forward indefinitely. As of December 31, 2017, the Company believes it is more likely than not that the U.S. consolidated group will have sufficient future taxable income to utilize these losses within a reasonable period of time.
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
Recognition of the benefit of a given tax position is based upon whether a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, the Company must presume the tax position will be subject to examination by a tax authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. As at December 31, 2017 and 2016, the Company had no accrued liabilities for tax, interest and penalties relating to uncertain tax positions. Interest and penalties related to uncertain tax positions would be recognized in income tax expense.
The Company has undistributed earnings in several foreign subsidiaries. If such earnings were to be distributed, as dividends or otherwise, they may be subject to income and withholding taxes. As a general rule, the Company intends to only distribute earnings that can be distributed in a tax free manner with the exception of a few smaller subsidiaries where the Company has accrued a withholding tax for such future distributions. In the United States, the Company intends to indefinitely reinvest any earnings such that no accrual of potential withholding tax was made. Were the Company to change its assertion that it would not indefinitely reinvest earnings in its U.S. subsidiaries, the Company estimates it would need to accrue $878 of withholding tax payable on future distributions.
The Company has open examinations by tax authorities in the U.S. (2013-2016) and Switzerland (2014-2015). The Company believes that these examinations will be concluded within the next 12 months and currently does not expect any material adjustments as a result of these audits.
The Company has open tax years that are potentially subject to examination by local tax authorities in the following major tax jurisdictions: the U.K. (2016-2017), the U.S. (2016-2017), Switzerland (2013-2017) and Canada (2014-2017).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

21. Accumulated other comprehensive (loss) income
The changes in accumulated other comprehensive (loss) income, by component for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31, 2017
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of year	$(22,274)	$(150)	$(792)	$(23,216)
Other comprehensive income (loss), net of tax	4,057	2,869	(6,352)	574
Amounts reclassified from accumulated other comprehensive loss	—	—	450	450
Balance, net of tax, end of year	$(18,217)	$2,719	$(6,694)	$(22,192)

	Year Ended December 31, 2016
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of year	$(11,834)	$334	$(1,069)	$(12,569)
Other comprehensive (loss) income, net of tax	(10,440)	(484)	277	(10,647)
Balance, net of tax, end of year	$(22,274)	$(150)	$(792)	$(23,216)

	Year Ended December 31, 2015
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of year	$(8,118)	$(210)	$(228)	$(8,556)
Other comprehensive (loss) income, net of tax	(3,716)	544	(841)	(4,013)
Balance, net of tax, end of year	$(11,834)	$334	$(1,069)	$(12,569)

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

22. Commitments and contingencies

(a)	Concentrations of credit risk
The Company underwrites a significant amount of its reinsurance business through three brokers as set out below. There is credit risk associated with payments of (re)insurance balances to the Company in regards to these brokers’ ability to fulfill their contractual obligations. These brokerage companies are large and well established, and there are no indications they are financially distressed. There was no other broker or (re)insured party that accounted for more than 10% of gross premiums written for the periods mentioned.
The following table shows the percentage of Validus’ gross premiums written through each of these three brokers for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Marsh & McLennan Companies, Inc.	24.6%	28.8%	28.2%
Aon Benfield Group Ltd.	16.3%	16.2%	15.5%
Willis Towers Watson plc	12.1%	14.1%	14.3%

(b)	Employment agreements
The Company has entered into employment agreements with certain individuals that provide for executive benefits and severance payments under certain circumstances.

(c)	Operating leases
The Company leases office space and office equipment under operating leases. Total rent expense with respect to these operating leases for the year ended December 31, 2017 was approximately $11,833 (2016: $9,761, 2015: $10,143). Future minimum lease commitments are as follows:

December 31, 2017
2018	$13,610
2019	13,212
2020	12,193
2021	10,942
2022	7,671
2023 and thereafter	39,940
Total	$97,568

(d)	Funds at Lloyd’s
The Company operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in the Talbot Syndicate. Lloyd’s sets T02’s Economic Capital Assessment (“ECA”) annually based on the Talbot Syndicate’s business plan, rating environment and reserving environment together with input arising from Lloyd’s discussions with regulatory and rating agencies, and other parties. This ECA is satisfied by syndicate net assets determined on a basis consistent with Solvency II, an EU directive covering capital adequacy, risk management and regulatory reporting for insurers. Any syndicate net liabilities on a Solvency II basis are required to be funded in addition to the ECA. Such additional funds, known as Funds at Lloyd’s (“FAL”), comprises cash and investments. The Company provided FAL in the amount of $661,600 during the fourth quarter of 2017 (2016: $583,600).
The amounts which are provided as FAL are not available for distribution to the Company for the payment of dividends. T02 may also be required to maintain funds under the control of Lloyd’s in excess of its capital requirement and such funds also may not be available for distribution to the Company for the payment of dividends.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(e)	Lloyd’s Central Fund
Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2018 estimated premium income at Lloyd’s of £650,000, at December 31, 2017 using an exchange rate of £1 equals $1.35 and assuming the maximum 3% assessment, the Company would be assessed approximately $26,325 (December 31, 2016: $22,140).

(f)	Investment affiliate commitments
As discussed in Note 7(c), “Investments in investment affiliates,” the Company has entered into agreements with the Aquiline II General Partner, the Aquiline III General Partner, the Aquiline Tech General Partner and the Aquiline Armour General Partner, pursuant to which it assumed total capital commitments at December 31, 2017 of $60,000, $100,000, $20,000 and $40,340, respectively. The Company’s remaining capital commitments relating to these agreements at December 31, 2017 was $3,229, $66,285, $16,142 and $40,340, respectively (December 31, 2016: $2,040, $62,031, $nil and $nil, respectively).

(g)	Fixed maturity commitments
At December 31, 2017, the Company had an outstanding commitment to participate in certain secured loan facilities through participation agreements with an established loan originator. The undrawn amount under the revolver facility participations as at December 31, 2017 was $22,082 (December 31, 2016: $28,499).

(h)	Other investment commitments
At December 31, 2017, the Company had capital commitments in certain other investments of $268,000 (December 31, 2016: $308,000). The Company’s remaining unfunded capital commitment to these investments at December 31, 2017 was $86,697 (December 31, 2016: $156,134).

(i)	Structured settlements
As at December 31, 2017, the Company is contingently liable for the present value of amounts not yet due under annuities where the claimant is the payee for the amount of $3,203 (December 31, 2016: $3,186).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

23. Related party transactions
The transactions listed below are classified as related party transactions as principals and/or directors of each counterparty are members of the Company’s board of directors.

(a)	Aquiline Capital Partners LLC (“Aquiline Capital”)
Group Ark Insurance
Christopher E. Watson, a director of the Company and senior principal of Aquiline Capital, serves as a director of Group Ark Insurance Holdings Ltd. (“Group Ark”). Prior to August, 2016, Aquiline Capital was also a shareholder of Group Ark.
Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the year ended December 31, 2016 of $3,157 (2015: $2,718) with $292 included in premiums receivable at December 31, 2016. The Company also recognized reinsurance premiums ceded during the year ended December 31, 2016 of $40 (2015: $24). The Company recorded $798 of loss reserves recoverable at December 31, 2016 and earned premium adjustments of $3,115 during the year ended December 31, 2016 (2015: $2,833).
Wellington
Aquiline Capital are shareholders of Wellington Insurance Company (“Wellington”) and Christopher E. Watson serves as a director of Wellington.
Pursuant to reinsurance agreements with a subsidiary of Wellington, the Company recognized gross premiums written during the year ended December 31, 2017 of $4,196 (2016: $2,860 and 2015: $nil) with $211 included in premiums receivable at December 31, 2017 (December 31, 2016: $666). The Company also recognized earned premium adjustments during the year ended December 31, 2017 of $4,377 (2016: $2,603 and 2015: $nil).
Aquiline II, Aquiline III, Aquiline Tech and Aquiline Armour
Jeffrey W. Greenberg and Christopher E. Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital. Additional information related to the Company’s investments in Aquiline II, III, Tech and Armour is disclosed in Note 7(c), “Investments in Investment Affiliates.”
The Company had, as of December 31, 2017 and December 31, 2016, investments in Aquiline II, III, Tech and Armour with a total value of $100,137 and $100,431 and outstanding unfunded commitments of $125,996 and $64,071, respectively. For the year ended December 31, 2017, the Company incurred $2,863 (2016: $2,874 and 2015: $3,333) in partnership fees associated with these investments.
(b)    Other
Certain shareholders of the Company and their affiliates, as well as employees of entities associated with directors and officers may have purchased insurance and/or reinsurance from the Company in the ordinary course of business. The Company does not believe these transactions to be material.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

24. Earnings per common share
The following table sets forth the computation of basic (loss) earnings per common share and (loss) earnings per diluted common share available to Validus common shareholders for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Basic (loss) earnings per common share
Net (loss) income (attributable) available to Validus common shareholders	$(63,483)	$359,384	$374,893
Less: Dividends on outstanding warrants	—	—	(3,566)
Net (loss) income allocated to Validus common shareholders	(63,483)	359,384	371,327
Weighted average number of common shares outstanding	79,091,376	81,041,974	83,107,236
Basic (loss) earnings per share (attributable) available to Validus common shareholders	$(0.80)	$4.43	$4.47

(Loss) earnings per diluted common share
Net (loss) income (attributable) available to Validus common shareholders	$(63,483)	$359,384	$374,893

Weighted average number of common shares outstanding	79,091,376	81,041,974	83,107,236
Share equivalents:
Warrants	—	—	2,090,248
Stock options	—	28,196	151,867
Unvested restricted shares	—	1,289,290	1,077,409
Weighted average number of diluted common shares outstanding	79,091,376	82,359,460	86,426,760
(Loss) earnings per diluted common share (attributable) available to Validus common shareholders	$(0.80)	$4.36	$4.34
Earnings per diluted common share assumes the exercise of all dilutive stock options and restricted stock grants. Due to the net loss incurred during the year ended December 31, 2017, share equivalents were not included in the computation of loss per diluted share due to their anti-dilutive effect. Share equivalents that would result in the issuance of 133,810 and 167,417 common shares were outstanding for the years ended December 31, 2016 and 2015, respectively, but were not included in the computation of earnings per diluted share because the effect would be anti-dilutive.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

25. Segment information
The Company conducts its operations worldwide through three reportable segments, which have been determined under ASC Topic 280 “Segment Reporting” to be Reinsurance, Insurance and Asset Management. The Company’s reportable segments are strategic business units that offer different products and services. They are managed and have capital allocated separately because each segment undertakes different strategies.
A description of each of the Company’s reportable segments and its Corporate and Investments function is as follows:
Reinsurance Segment
The Reinsurance segment operates globally and is primarily focused on treaty reinsurance within the following lines and classes of business:

•	Property: catastrophe excess of loss, per risk excess of loss, proportional and treaty;

•
Specialty - Short-tail: aerospace and aviation, agriculture, composite, marine, other specialty (including contingency, crisis management and life and accident & health), technical lines, terrorism, trade credit and workers’ compensation; and

•	Specialty - Other: casualty and financial lines of business.
Insurance Segment
The Insurance segment operates globally and focuses on specialty insurance within both the Lloyd’s and the U.S. commercial insurance markets and is focused on a wide range of insurance products within the following lines and classes of business:

•	Property: direct property and downstream energy and power;

•	Specialty - Short-tail: accident & health, agriculture, aviation, contingency, marine, and political lines (including war and political violence); and

•
Specialty - Other: financial lines of business, liability (including general liability, professional liability, products liability and miscellaneous malpractice), marine and energy, political risk and products and airports.

Asset Management Segment
The Asset Management segment leverages the Company’s underwriting and analytical expertise and earns management and performance fees from the Company and other third party investors primarily through the management of ILS funds and sidecars.
Corporate and Investments
The Company’s Corporate and Investments function, which includes the activities of the parent company, carries out certain functions for the group, including investment management. Corporate and Investments includes investment income on a managed basis and other non-segment expenses, predominantly general and administrative, stock compensation, finance and transaction expenses. Transaction expenses are primarily comprised of legal, financial advisory and audit related services incurred in connection with the acquisition of CRS. Corporate and Investments also includes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For reporting purposes, Corporate and Investments is reflected separately; however, it is not considered a reportable segment under these circumstances. Other reconciling items include, but are not limited to, the elimination of certain inter segment revenues and expenses and other items that are not allocated to the reportable segments.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our reportable segments and “Corporate and Investments” function:

	Years Ended December 31,
Reinsurance Segment Information	2017	2016	2015
Underwriting revenues
Gross premiums written	$1,195,207	$1,184,912	$1,194,589
Reinsurance premiums ceded	(209,289)	(121,331)	(158,433)
Net premiums written	985,918	1,063,581	1,036,156
Change in unearned premiums	37,086	(67,432)	11,827
Net premiums earned	1,023,004	996,149	1,047,983
Other insurance related income	67	25	2,214
Total underwriting revenues	1,023,071	996,174	1,050,197
Underwriting deductions
Losses and loss expenses	692,719	415,505	467,788
Policy acquisition costs	199,430	189,797	173,574
General and administrative expenses	80,177	85,000	94,531
Share compensation expenses	10,762	11,668	11,137
Total underwriting deductions	983,088	701,970	747,030
Underwriting income	$39,983	$294,204	$303,167

Selected ratios:
Ratio of net to gross premiums written	82.5%	89.8%	86.7%

Losses and loss expense ratio	67.7%	41.7%	44.6%

Policy acquisition cost ratio	19.5%	19.1%	16.6%
General and administrative expense ratio	8.9%	9.7%	10.1%
Expense ratio	28.4%	28.8%	26.7%
Combined ratio	96.1%	70.5%	71.3%

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Years Ended December 31,
Insurance Segment Information	2017	2016	2015
Underwriting revenues
Gross premiums written	$1,453,133	$1,194,137	$1,191,199
Reinsurance premiums ceded	(261,055)	(162,669)	(170,118)
Net premiums written	1,192,078	1,031,468	1,021,081
Change in unearned premiums	64,007	(28,524)	17,890
Net premiums earned	1,256,085	1,002,944	1,038,971
Other insurance related income	7,035	1,367	1,894
Total underwriting revenues	1,263,120	1,004,311	1,040,865
Underwriting deductions
Losses and loss expenses	934,199	604,741	509,388
Policy acquisition costs	241,186	232,780	220,157
General and administrative expenses	207,186	165,529	177,918
Share compensation expenses	12,774	14,987	13,669
Total underwriting deductions	1,395,345	1,018,037	921,132
Underwriting (loss) income	$(132,225)	$(13,726)	$119,733

Selected ratios:
Ratio of net to gross premiums written	82.0%	86.4%	85.7%

Losses and loss expense ratio	74.4%	60.3%	49.0%

Policy acquisition cost ratio	19.2%	23.2%	21.2%
General and administrative expense ratio	17.5%	18.0%	18.4%
Expense ratio	36.7%	41.2%	39.6%
Combined ratio	111.1%	101.5%	88.6%

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Years Ended December 31,
Asset Management Segment Information	2017	2016	2015
Fee revenues
Third party	$20,349	$18,771	$19,661
Related party	2,150	3,329	5,309
Total fee revenues	22,499	22,100	24,970
Expenses
General and administrative expenses	12,904	10,233	12,115
Share compensation expenses	389	249	580
Finance expenses	137	947	9,312
Tax expense	8	90	—
Foreign exchange losses (gains)	7	19	(16)
Total expenses	13,445	11,538	21,991
Income before investment (loss) income from funds and sidecars	9,054	10,562	2,979
Investment (loss) income from funds and sidecars (a)
AlphaCat Sidecars	79	607	5,504
AlphaCat ILS Funds - Lower Risk (b)	(3,102)	8,901	7,491
AlphaCat ILS Funds - Higher Risk (b)	(22,662)	7,471	8,428
BetaCat ILS Funds	536	3,623	1,702
PaCRe	—	(23)	(3,949)
Validus' share of investment (loss) income from funds and sidecars	(25,149)	20,579	19,176
Asset Management segment (loss) income	$(16,095)	$31,141	$22,155

Gross premiums written
AlphaCat Sidecars	$(181)	$(341)	$45,755
AlphaCat ILS Funds - Lower Risk (b)	128,295	112,222	91,363
AlphaCat ILS Funds - Higher Risk (b)	157,976	140,022	34,228
AlphaCat Direct (c)	26,729	18,499	4,780
Total	$312,819	$270,402	$176,126

(a)	The investment income (loss) from funds and sidecars is based on equity accounting.

(b)
Lower risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of less than 7%, whereas higher risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of 7% or greater. The maximum permitted portfolio expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit.

(c)	AlphaCat Direct includes direct investments from a third party investor in AlphaCat Re.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Years Ended December 31,
Corporate and Investments	2017	2016	2015
Managed investments
Managed net investment income (a)	$152,955	$141,718	$121,166
Net realized gains on managed investments (a)	7,437	14,680	1,698
Change in net unrealized gains (losses) on managed investments (a)	6,371	14,106	(32,007)
Income (loss) from investment affiliates	22,010	(2,083)	4,281
Total managed investment return	$188,773	$168,421	$95,138

Corporate expenses
General and administrative expenses	$48,598	$72,249	$75,724
Share compensation expenses	16,186	16,003	12,955
Finance expenses (a)	58,194	57,183	61,071
Dividends on preferred shares	15,861	4,455	—
Tax (benefit) expense (a)	(7,588)	(19,819)	6,376
Total Corporate expenses	$131,251	$130,071	$156,126

Other items
Foreign exchange (losses) gains (a)	(8,544)	10,778	(8,172)
Other income (loss)	303	(766)	(1,002)
Transaction expenses	(4,427)	—	—
Total other items	$(12,668)	$10,012	$(9,174)
Total Corporate and Investments	$44,854	$48,362	$(70,162)

(a)	These items exclude the components which are included in the Asset Management segment income (loss) and amounts which are consolidated from VIEs.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables reconcile the results of our reportable segments and “Corporate & Investments” function to the Consolidated results of the Company for the years indicated:

	Year Ended December 31, 2017
	Reinsurance Segment	Insurance Segment	Asset Management Segment and Consolidated VIEs	Corporate & Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$1,195,207	$1,453,133	$312,819	$—	$(10,221)	$2,950,938
Reinsurance premiums ceded	(209,289)	(261,055)	(9,510)	—	10,221	(469,633)
Net premiums written	985,918	1,192,078	303,309	—	—	2,481,305
Change in unearned premiums	37,086	64,007	(1,310)	—	—	99,783
Net premiums earned	1,023,004	1,256,085	301,999	—	—	2,581,088
Other insurance related income	67	7,035	23,896	—	(18,122)	12,876
Total underwriting revenues	1,023,071	1,263,120	325,895	—	(18,122)	2,593,964
Underwriting deductions
Losses and loss expenses	692,719	934,199	673,260	—	—	2,300,178
Policy acquisition costs	199,430	241,186	30,937	—	—	471,553
General and administrative expenses	80,177	207,186	34,298	48,598	(18,122)	352,137
Share compensation expenses	10,762	12,774	389	16,186	—	40,111
Total underwriting deductions	983,088	1,395,345	738,884	64,784	(18,122)	3,163,979
Underwriting income (loss)	$39,983	$(132,225)	$(412,989)	$(64,784)	$—	$(570,015)
Net investment return (a)	—	—	21,948	188,773	—	210,721
Other items (b)	—	—	737	(79,135)	—	(78,398)
Loss attributable to AlphaCat investors	—	—	16,929	—	—	16,929
Net loss attributable to noncontrolling interests	—	—	357,280	—	—	357,280
Net income (loss) available (attributable) to Validus common shareholders	$39,983	$(132,225)	$(16,095)	$44,854	$—	$(63,483)

(a)	Net investment return includes net investment income, net realized and change in net unrealized gains (losses) on investments and income (loss) from investment affiliates.

(b)
Other items includes finance expenses, transaction expenses, dividends on preferred shares, tax benefit (expense), foreign exchange gains (losses), income (loss) from operating affiliate and other income (loss).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Year Ended December 31, 2016
	Reinsurance Segment	Insurance Segment	Asset Management Segment and Consolidated VIEs	Corporate & Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$1,184,912	$1,194,137	$270,402	$—	$(746)	$2,648,705
Reinsurance premiums ceded	(121,331)	(162,669)	(6,451)	—	746	(289,705)
Net premiums written	1,063,581	1,031,468	263,951	—	—	2,359,000
Change in unearned premiums	(67,432)	(28,524)	(13,879)	—	—	(109,835)
Net premiums earned	996,149	1,002,944	250,072	—	—	2,249,165
Other insurance related income	25	1,367	22,386	—	(20,817)	2,961
Total underwriting revenues	996,174	1,004,311	272,458	—	(20,817)	2,252,126
Underwriting deductions
Losses and loss expenses	415,505	604,741	44,851	—	—	1,065,097
Policy acquisition costs	189,797	232,780	26,905	—	—	449,482
General and administrative expenses	85,000	165,529	34,333	72,249	(20,817)	336,294
Share compensation expenses	11,668	14,987	249	16,003	—	42,907
Total underwriting deductions	701,970	1,018,037	106,338	88,252	(20,817)	1,893,780
Underwriting income (loss)	$294,204	$(13,726)	$166,120	$(88,252)	$—	$358,346
Net investment return (a)	—	—	13,106	168,421	(597)	180,930
Other items (b)	—	—	(1,364)	(31,807)	—	(33,171)
(Income) attributable to AlphaCat investors	—	—	(23,358)	—	—	(23,358)
Net (income) attributable to noncontrolling interests	—	—	(123,363)	—	—	(123,363)
Net income (loss) available (attributable) to Validus common shareholders	$294,204	$(13,726)	$31,141	$48,362	$(597)	$359,384

(a)	Net investment return includes net investment income, net realized and change in net unrealized gains (losses) on investments and income (loss) from investment affiliates.

(b)
Other items includes finance expenses, transaction expenses, dividends on preferred shares, tax benefit (expense), foreign exchange gains (losses), income (loss) from operating affiliate and other income (loss).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Year Ended December 31, 2015
	Reinsurance Segment	Insurance Segment	Asset Management Segment and Consolidated VIEs	Corporate & Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$1,194,589	$1,191,199	$176,126	$—	$(4,408)	$2,557,506
Reinsurance premiums ceded	(158,433)	(170,118)	(4,538)	—	4,408	(328,681)
Net premiums written	1,036,156	1,021,081	171,588	—	—	2,228,825
Change in unearned premiums	11,827	17,890	(11,653)	—	—	18,064
Net premiums earned	1,047,983	1,038,971	159,935	—	—	2,246,889
Other insurance related income	2,214	1,894	25,524	—	(23,519)	6,113
Total underwriting revenues	1,050,197	1,040,865	185,459	—	(23,519)	2,253,002
Underwriting deductions
Losses and loss expenses	467,788	509,388	657	—	—	977,833
Policy acquisition costs	173,574	220,157	16,327	—	—	410,058
General and administrative expenses	94,531	177,918	39,055	75,724	(23,519)	363,709
Share compensation expenses	11,137	13,669	580	12,955	—	38,341
Total underwriting deductions	747,030	921,132	56,619	88,679	(23,519)	1,789,941
Underwriting income	$303,167	$119,733	$128,840	$(88,679)	$—	$463,061
Net investment return (a)	—	—	6,870	95,138	—	102,008
Other items (b)	—	—	(18,179)	(76,621)	—	(94,800)
(Income) attributable to AlphaCat investors	—	—	(2,412)	—	—	(2,412)
Net (income) attributable to noncontrolling interests	—	—	(92,964)	—	—	(92,964)
Net income available to Validus common shareholders	$303,167	$119,733	$22,155	$(70,162)	$—	$374,893

(a)	Net investment return includes net investment income, net realized and change in net unrealized gains (losses) on investments and income (loss) from investment affiliates.

(b)
Other items includes finance expenses, transaction expenses, dividends on preferred shares, tax benefit (expense), foreign exchange gains (losses), income (loss) from operating affiliate and other income (loss).

The following table sets forth the gross premiums written by line of business for the years indicated:

	Years Ended December 31,
	2017	2016	2015
Property	$1,233,021	$1,128,524	$1,077,700
Specialty - Short-tail	1,101,909	962,722	1,040,068
Specialty - Other	616,008	557,459	439,738
Total	$2,950,938	$2,648,705	$2,557,506

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the years indicated:

	Gross Premiums Written
	Year Ended December 31, 2017
	Reinsurance Segment	Insurance Segment	Asset Management Segment	Eliminations	Total	%
United States	$418,814	$701,669	$119,779	$(10,221)	$1,230,041	41.7%

Worldwide excluding United States (a)	47,467	148,598	8,467	—	204,532	6.9%
Australia and New Zealand	4,072	12,849	2,003	—	18,924	0.6%
Europe	39,334	32,047	630	—	72,011	2.4%
Latin America and Caribbean	49,297	82,107	46	—	131,450	4.5%
Japan	43,002	5,004	3,855	—	51,861	1.8%
Canada	6,284	4,633	731	—	11,648	0.4%
Rest of the world (b)	21,927	90,907	—	—	112,834	3.8%
Sub-total, non United States	211,383	376,145	15,732	—	603,260	20.4%
Worldwide including United States (a)	188,383	99,377	170,126	—	457,886	15.5%
Other locations non-specific (c)	376,627	275,942	7,182	—	659,751	22.4%
Total	$1,195,207	$1,453,133	$312,819	$(10,221)	$2,950,938	100.0%

	Gross Premiums Written
	Year Ended December 31, 2016
	Reinsurance Segment	Insurance Segment	Asset Management Segment	Eliminations	Total	%
United States	$464,212	$408,609	$64,766	$—	$937,587	35.4%

Worldwide excluding United States (a)	53,369	146,191	22,206	—	221,766	8.4%
Australia and New Zealand	7,402	10,698	4,949	—	23,049	0.9%
Europe	32,875	29,661	3,245	—	65,781	2.5%
Latin America and Caribbean	52,080	88,315	—	—	140,395	5.3%
Japan	42,045	4,601	3,221	—	49,867	1.9%
Canada	4,365	5,671	207	—	10,243	0.4%
Rest of the world (b)	21,142	106,110	—	—	127,252	4.8%
Sub-total, non United States	213,278	391,247	33,828	—	638,353	24.1%
Worldwide including United States (a)	159,313	95,826	170,253	(746)	424,646	16.0%
Other locations non-specific (c)	348,109	298,455	1,555	—	648,119	24.5%
Total	$1,184,912	$1,194,137	$270,402	$(746)	$2,648,705	100.0%

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Gross Premiums Written
	Year Ended December 31, 2015
	Reinsurance Segment	Insurance Segment	Asset Management Segment	Eliminations	Total	%
United States	$544,783	$368,394	$41,134	$—	$954,311	37.3%

Worldwide excluding United States (a)	54,293	124,921	8,107	—	187,321	7.3%
Australia and New Zealand	12,480	8,440	624	—	21,544	0.8%
Europe	53,653	32,109	2,504	—	88,266	3.5%
Latin America and Caribbean	48,923	85,172	38	—	134,133	5.2%
Japan	40,467	3,480	1,671	—	45,618	1.8%
Canada	3,830	5,734	458	—	10,022	0.4%
Rest of the world (b)	18,351	102,724	—	—	121,075	4.7%
Sub-total, non United States	231,997	362,580	13,402	—	607,979	23.8%
Worldwide including United States (a)	128,211	98,019	116,523	(4,408)	338,345	13.2%
Other locations non-specific (c)	289,598	362,206	5,067	—	656,871	25.7%
Total	$1,194,589	$1,191,199	$176,126	$(4,408)	$2,557,506	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

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
Statutory capital and surplus as at December 31, 2017 and 2016 and statutory net income for the years ended December 31, 2017, 2016 and 2015 for our (re)insurance subsidiaries based in our most significant regulatory jurisdictions were as follows:

	Statutory Capital and Surplus
	Required		Actual		Statutory Net Income (Loss)
	December 31,		December 31,		Years Ended December 31,
	2017	2016	2017	2016	2017	2016	2015
Bermuda	$677,050	$1,447,138	$4,203,912	$4,244,211	$13,449	$477,624	$329,260
United States	102,138	78,342	376,178	416,746	(7,968)	7,795	32,255
Switzerland	315,000	267,000	846,152	700,776	39,570	30,231	21,379
During the year ended December 31, 2017, dividends and distributions to the Company from its subsidiaries, net of amounts reinvested in subsidiaries were $8,000 (2016: $320,000).

(a)	Bermuda
The Company has five Bermuda based insurance subsidiaries: Validus Re, a Class 4 insurer; Validus Re Swiss (Bermuda Branch), a Class 4 insurer; IPCRe Limited (“IPCRe”), a Class 3A insurer; AlphaCat Re, a Class 3 insurer; and Mont Fort Re Ltd., a Class 3 insurer. Each of these Bermuda insurance subsidiaries is registered under the Insurance Act. The Company also has two Bermuda based subsidiaries which are licensed as Special Purpose Insurers (“SPIs”) under the Insurance Act, AlphaCat Re 2011, Ltd. and AlphaCat Re 2012, Ltd.
The Company’s Bermuda based insurance subsidiaries are required to maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin (“MSM”) and the Enhanced Capital Requirement (“ECR”) where applicable. The ECR is equal to the higher of the MSM or the Bermuda Solvency Capital Requirement (“BSCR”) model or approved internal capital model. The BSCR for the relevant insurers for the year ended December 31, 2017 will not be filed with the BMA until April 2018. As a result, the required statutory capital and surplus as at December 31, 2017, of $677,050 is based on the MSM of all relevant insurers, whereas the required statutory capital and surplus as at December 31, 2016 of $1,447,138 is based primarily on the December 31, 2016 ECR, which exceeded the December 31, 2016 MSM of $732,253.
Actual statutory capital and surplus includes capital held in support of FAL which is not available for distribution to the Company. For further details refer to Note 22, “Commitments and contingencies.” At December 31, 2017 and 2016, the actual statutory capital and surplus of the Bermuda based insurance subsidiaries exceeded the relevant regulatory requirements.
The ability of certain of these insurance subsidiaries to pay dividends to the Company is limited under Bermuda law and regulations. The Insurance Act provides that each of the Class 3A and 4 Bermuda subsidiaries may not declare or pay, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as shown on its statutory balance sheet in relation to the previous financial year) unless it files with the BMA at least seven days prior to the payment, an affidavit signed by at least two directors and such insurance subsidiary’s principal representative, stating that in their opinion such subsidiary will continue to satisfy the required margins following declaration of those dividends, however, there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous year’s statutory

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

financial statements) each of the Class 3A and Class 4 Bermuda insurance subsidiaries must make application to the BMA for permission to do so; such application shall consist of an affidavit signed by at least two directors and such insurance subsidiary’s principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiaries to fail to meet its relevant margins, and such other information as the BMA may require. The Insurance Act permits each of the Class 3 insurers to declare or pay any dividends during any financial year so long as it does not cause the insurance subsidiary to fail to meet its relevant margins subject to the restrictions set out herein and other than in respect of IPCRe. Class 3 insurers, before reducing by 15% or more of its total statutory capital, as set out in its previous year’s financial statements, are required to apply to the BMA for its approval and provide such information as the BMA may require.
As at December 31, 2017, the Company’s Bermuda insurance subsidiaries have the ability to distribute up to $1,517,694 of unrestricted net assets as dividend payments or return of capital to Validus Holdings, Ltd. (December 31, 2016: $1,506,210) without prior regulatory approval.
The Company’s primary restrictions on net assets of insurance subsidiaries consist of regulatory requirements placed upon the regulated insurance subsidiaries to hold minimum amounts of total statutory capital and surplus and other than the restriction on IPCRe noted above, there were no other material restrictions on net assets in place as of December 31, 2017.
The Company’s principal operating subsidiary in Bermuda, Validus Re, maintains a branch office in Singapore. As the branch office is not considered a separate entity for regulatory purposes, the required and actual statutory capital and surplus amount includes amounts, as set out above, related to the applicable branch office. The branch office is subject to additional minimum capital or asset requirements in its country of domicile. At December 31, 2017 and 2016, the actual capital and assets for the branch exceeded the relevant local regulatory requirements.

(b)	United Kingdom - Lloyd’s
As disclosed in Note 22(d), “Commitments and contingencies,” the Talbot Syndicate and T02 are subject to regulation by the Council of Lloyd’s. The Talbot Syndicate and T02 are also subject to regulation by the U.K. Financial Conduct Authority (“FCA”) and Prudential Regulation Authority (“PRA”) under the Financial Services and Market Act 2000.
T02 is a corporate member of Lloyd’s. As a corporate member of Lloyd’s, T02 is bound by the rules of the Society of Lloyd’s, which are prescribed by Bye-laws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules (among other matters) prescribe T02’s membership subscription, the level of its contribution to the Lloyd’s central fund and the assets it must deposit with Lloyd’s in support of its underwriting, known as FAL. The Council of Lloyd’s has broad power to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation on Lloyd’s syndicates. The capital required to support a Syndicate’s underwriting capacity is assessed annually and is determined by Lloyd’s in accordance with the rules of the Society of Lloyd’s. The capital requirement is satisfied by Syndicate net assets on a Solvency II basis and FAL. The FAL to support the underwriting of the Talbot Syndicate is provided by the Company’s Bermuda based insurance subsidiaries in the form of cash and investments. Amounts provided as FAL are not available for distribution to the Company for the payment of dividends.
Each year, during the second quarter, T02 applies to Lloyd’s to release accumulated funds, whether Syndicate profits, interest on FAL or other funds which are in excess of the agreed FAL amount. At December 31, 2017 and 2016, the actual capital and assets exceeded the relevant local regulatory requirements. The release for the year ended December 31, 2016 enabled a dividend payment to the Company of $7,000 during the year ended December 31, 2017 (2016: $30,000).

(c)	United States
The Company has three U.S. based insurance subsidiaries domiciled in New Hampshire: WWIC, Tudor and Stratford, which are required to file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by the New Hampshire State Insurance Department (“NHSID”).
State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from such prescribed practices. The Company’s U.S. based insurance company subsidiaries did not use such permitted practices.
The Company’s U.S. based insurance company subsidiaries are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the minimum amount of capital

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

and surplus required to be maintained by a property/casualty insurance company is based on various risk factors. At December 31, 2017 and 2016, the Company’s U.S. based insurance company subsidiaries met the RBC requirements.
New Hampshire insurance laws limit the amount of dividends Western World may pay to the Company in a 12-month period without the approval of the NHSID. These limitations are based on the lesser of: (i) a maximum of 10.0% of prior year end statutory surplus as determined under statutory accounting practices; or (ii) statutory net income, not including realized capital gains, for the 12-month period ending December 31, next preceding, but shall not include pro rata distributions of any class of the insurer’s own securities. In determining whether a dividend or distribution is extraordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out as dividends. This carry-forward is computed by taking the net income from the second and third preceding calendar years, not including realized capital gains, less dividends paid in the second and immediate preceding calendar years. As at December 31, 2017, the maximum dividend that may be paid to the Company by its U.S. based insurance subsidiaries without obtaining prior approval was $nil (December 31, 2016: $490). During the year ended December 31, 2017, our U.S. based insurance subsidiaries paid dividends to the Company of $15,500 (2016: $18,500).

(d)	Switzerland
Validus Re Swiss is a société anonyme headquartered in Zurich, Switzerland. The conduct of reinsurance business by a company headquartered in Switzerland requires a license granted by the Swiss Financial Market Supervisory Authority (“FINMA”). Validus Re Swiss maintains a branch office in Bermuda, Validus Reinsurance (Switzerland) Ltd. (Bermuda Branch), a Class 4 insurer.
Required statutory capital and surplus is based on the Target Capital requirements calculated under the Swiss Solvency Test (“SST”) and includes both Validus Re Swiss and its Bermuda branch. At December 31, 2017 and 2016, the actual capital and assets exceeded the relevant local regulatory requirements.
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
Validus Reinsurance (Switzerland) Ltd. (Bermuda Branch) is exempt from filing an Annual Statutory Financial Return and Annual Capital and Solvency Return but is subject to the minimum required statutory capital and surplus requirements for Class 4 insurers and the SST. At December 31, 2017 and 2016, the branch was in compliance with all relevant regulatory requirements.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

27. Subsequent events

(a)	Merger Agreement
On January 21, 2018, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with AIG. The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions set forth therein, the Company will merge with an existing AIG subsidiary in accordance with the Bermuda Companies Act (the “Merger”), with the Company surviving the Merger as a wholly–owned subsidiary of AIG (the “Surviving Company”).
Pursuant to the Merger Agreement, at the effective time of the Merger, holders of the Company’s common shares will be entitled to receive consideration of $68.00 in cash. Each of the Company’s issued and outstanding Series A and Series B Preferred Shares will remain issued and outstanding as a “Series A Preferred Share” and “Series B Preferred Share,” respectively, of the Surviving Company.
The Merger is expected to close in mid-2018, subject to the approval of the Company’s shareholders, regulatory approvals and other customary closing conditions. The Merger Agreement permits the Company to pay out regular quarterly cash dividends not to exceed $0.38 per common share, with its quarterly dividend for the second fiscal quarter for 2018 to be paid prior to the closing of the Merger even if such closing occurs prior to the regular record or payment date of such dividend.

(b)	Dividends
On February 7, 2018, the Company announced a quarterly cash dividend of $0.38 per common share, payable on March 29, 2018 to shareholders of record on March 15, 2018. The Company also announced a quarterly cash dividend of $0.3671875 and $0.3625000 per depository share on the outstanding Series A and Series B Preferred Shares, respectively. The Series A and Series B Preferred Share dividends are payable on March 15, 2018 to shareholders of record on March 1, 2018.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

28. Unaudited quarterly financial data

	Quarters Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues
Gross premiums written	$443,323	$523,856	$792,902	$1,190,857
Reinsurance premiums ceded	(96,445)	(116,860)	(56,222)	(200,106)
Net premiums written	346,878	406,996	736,680	990,751
Change in unearned premiums	304,599	316,212	(105,653)	(415,375)
Net premiums earned	651,477	723,208	631,027	575,376
Net investment income	48,960	44,458	44,241	40,214
Net realized gains (losses) on investments	5,607	906	2,274	(1,164)
Change in net unrealized (losses) gains on investments	(21,257)	(5,197)	16,321	13,348
Income from investment affiliates	6,345	1,011	9,466	5,188
Other insurance related income and other income	6,939	3,571	1,339	1,330
Foreign exchange (losses) gains	(283)	(1,404)	(7,329)	1,569
Total revenues	697,788	766,553	697,339	635,861
Expenses
Losses and loss expenses	479,842	1,254,602	296,149	269,585
Policy acquisition costs	127,067	115,590	117,268	111,628
General and administrative expenses	97,522	70,342	96,349	87,924
Share compensation expenses	10,031	9,443	11,146	9,491
Finance expenses	15,871	14,523	14,209	13,943
Transaction expenses	—	—	4,427	—
Total expenses	730,333	1,464,500	539,548	492,571
(Loss) income before taxes and (income) loss attributable to AlphaCat investors	(32,545)	(697,947)	157,791	143,290
Tax benefit	412	2,632	987	3,549
(Income) loss attributable to AlphaCat investors	(37,868)	74,130	(11,830)	(7,503)
Net (loss) income	(70,001)	(621,185)	146,948	139,336
Net loss (income) attributable to noncontrolling interests	67,136	376,366	(43,650)	(42,572)
Net (loss) income (attributable) available to Validus	(2,865)	(244,819)	103,298	96,764
Dividends on preferred shares	(5,828)	(5,627)	(2,203)	(2,203)
Net (loss) income (attributable) available to Validus common shareholders	$(8,693)	$(250,446)	$101,095	$94,561

Earnings per share
Basic (loss) earnings per common share available (attributable) to Validus common shareholders	$(0.11)	$(3.17)	$1.28	$1.19
(Loss) earnings per diluted common share available (attributable) to Validus common shareholders	$(0.11)	$(3.17)	$1.25	$1.17

Cash dividends declared per common share	$0.38	$0.38	$0.38	$0.38

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Quarters Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues
Gross premiums written	$339,454	$372,418	$764,042	$1,172,791
Reinsurance premiums ceded	(40,635)	(45,006)	(36,229)	(167,835)
Net premiums written	298,819	327,412	727,813	1,004,956
Change in unearned premiums	241,580	236,363	(154,090)	(433,688)
Net premiums earned	540,399	563,775	573,723	571,268
Net investment income	38,153	43,514	39,257	29,461
Net realized gains (losses) on investments	9,220	4,397	2,724	(584)
Change in net unrealized (losses) gains on investments	(67,460)	5,459	31,428	47,444
Income (loss) from investment affiliates	2,166	453	(589)	(4,113)
Other insurance related income and other income (loss)	568	(610)	824	1,413
Foreign exchange (losses) gains	(901)	(766)	6,286	6,245
Total revenues	522,145	616,222	653,653	651,134
Expenses
Losses and loss expenses	275,126	258,394	307,130	224,447
Policy acquisition costs	120,889	113,434	107,966	107,193
General and administrative expenses	77,955	82,443	89,688	86,208
Share compensation expenses	10,442	10,501	10,727	11,237
Finance expenses	14,630	14,521	14,166	15,203
Total expenses	499,042	479,293	529,677	444,288
Income before taxes, (loss) from operating affiliate and (income) attributable to AlphaCat investors	23,103	136,929	123,976	206,846
Tax benefit (expense)	21,147	(1,830)	(1,706)	2,118
(Loss) from operating affiliate	—	—	—	(23)
(Income) attributable to AlphaCat investors	(7,080)	(5,564)	(6,114)	(4,600)
Net income	37,170	129,535	116,156	204,341
Net (income) attributable to noncontrolling interests	(27,200)	(37,439)	(21,193)	(37,531)
Net income available to Validus	9,970	92,096	94,963	166,810
Dividends on preferred shares	(2,203)	(2,252)	—	—
Net income available to Validus common shareholders	$7,767	$89,844	$94,963	$166,810

Earnings per share
Basic earnings per common share available to Validus common shareholders	$0.10	$1.12	$1.16	$2.01
Earnings per diluted common share available to Validus common shareholders	$0.10	$1.11	$1.14	$1.98

Cash dividends declared per common share	$0.35	$0.35	$0.35	$0.35

SCHEDULE I
VALIDUS HOLDINGS, LTD.
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
As at December 31, 2017
(Expressed in thousands of U.S. dollars)

	Amortized cost	Fair value	Amount shown on the Balance Sheet
U.S. government and government agency	$733,510	$727,397	$727,397
Non-U.S. government and government agency	310,845	312,239	312,239
U.S. states, municipalities and political subdivisions	201,347	201,303	201,303
Agency residential mortgage-backed securities	984,387	978,049	978,049
Non-agency residential mortgage-backed securities	40,264	40,373	40,373
U.S. corporate	1,531,498	1,533,395	1,533,395
Non-U.S. corporate	420,522	422,249	422,249
Bank loans	450,320	442,951	442,951
Catastrophe bonds	231,332	229,694	229,694
Asset-backed securities	657,234	658,303	658,303
Commercial mortgage-backed securities	315,002	312,395	312,395
Total fixed maturities	5,876,261	5,858,348	5,858,348
Total short-term investments	3,381,714	3,381,757	3,381,757
Total other investments	330,416	355,218	355,218
Total	$9,588,391	$9,595,323	$9,595,323

SCHEDULE II
VALIDUS HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
As at December 31, 2017 and 2016
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2017	December 31, 2016
Assets
Fixed maturities trading, at fair value	$48,901	$92,197
Short-term investments trading, at fair value	978	—
Cash and cash equivalents	52,080	11,780
Investments in subsidiaries on an equity basis	4,477,046	4,383,800
Balances due from subsidiaries	—	—
Accrued investment income	119	239
Other assets	12,132	1,143
Total assets	$4,591,256	$4,489,159
Liabilities
Accounts payable and accrued expenses	$41,354	$26,884
Balances due to subsidiaries	59,266	28,622
Senior notes payable	245,564	245,362
Debentures payable	350,000	350,000
Total liabilities	$696,184	$650,868
Shareholders’ Equity
Authorized 571,428,571 common and preferred shares, par value $0.175 per share:
Preferred shares (Issued and Outstanding: 2017—16,000; 2016—6,000)	$400,000	$150,000
Common shares (Issued: 2017—161,994,491; 2016—161,279,976; Outstanding: 2017—79,319,550; 2016—79,132,252)	28,349	28,224
Treasury shares (2017—82,674,941; 2016—82,147,724)	(14,468)	(14,376)
Additional paid-in capital	814,641	821,023
Accumulated other comprehensive loss	(22,192)	(23,216)
Retained earnings	2,688,742	2,876,636
Total shareholders’ equity	$3,895,072	$3,838,291
Total liabilities and shareholders’ equity	$4,591,256	$4,489,159

VALIDUS HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the years ended December 31, 2017, 2016 and 2015
(Expressed in thousands of U.S. dollars)

	Years Ended December 31,
	2017	2016	2015
Revenues
Net investment income	$1,411	$1,195	$317
Net realized gains on investments	989	8,020	—
Change in net unrealized losses on investments	(77)	(276)	(395)
Foreign exchange (losses) gains	(1,198)	1,932	715
Total revenues	1,125	10,871	637
Expenses
General and administrative expenses	55,900	72,235	74,015
Share compensation expenses	6,494	6,832	7,261
Finance expenses	46,177	47,108	47,722
Total expenses	108,571	126,175	128,998
Loss before equity in net earnings of subsidiaries	(107,446)	(115,304)	(128,361)
Equity in net earnings of subsidiaries	59,824	479,143	503,254
Net (loss) income (attributable) available to Validus	(47,622)	363,839	374,893
Dividends on preferred shares	(15,861)	(4,455)	—
Net (loss) income (attributable) available to Validus common shareholders	$(63,483)	$359,384	$374,893

Comprehensive income:
Net (loss) income (attributable) available to Validus	$(47,622)	$363,839	$374,893
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	4,057	(10,440)	(3,716)
Change in minimum pension liability	2,869	(484)	544
Change in fair value of cash flow hedge	(6,352)	277	(841)
Other comprehensive income (loss), net of tax	574	(10,647)	(4,013)
Comprehensive (loss) income (attributable) available to Validus	$(47,048)	$353,192	$370,880

VALIDUS HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2017, 2016 and 2015
(Expressed in thousands of U.S. dollars)

	Years Ended December 31,
	2017	2016	2015
Cash flows provided by (used in) operating activities
Net (loss) income (attributable) available to Validus	$(47,622)	$363,839	$374,893
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net earnings of subsidiaries	(59,824)	(479,143)	(503,254)
Dividends received from subsidiaries	143,000	30,000	620,700
Net realized gains on investments	(989)	(8,020)	—
Amortization of discount on senior notes	108	108	108
Share compensation expenses	6,494	6,832	7,261
Change in net unrealized losses on investments	77	276	395
Amortization of premium on fixed maturity investments	115	115	105
Change in:
Other assets	(1,003)	(238)	173
Accrued investment income	120	(190)	(49)
Balances due from subsidiaries	—	10,389	30,689
Balances due to subsidiaries	30,644	28,622	—
Accounts payable and accrued expenses	(2,754)	(4,348)	5,080
Net cash provided by (used in) operating activities	68,366	(51,758)	536,101
Cash flows provided by (used in) investing activities
Proceeds on sale and maturity (purchases) of fixed maturity investments, net	44,092	(56,164)	(28,903)
Purchases of short-term investments	(978)	—	—
Investments in subsidiaries	(250,000)	—	(555,700)
Return of capital from subsidiaries	115,000	290,000	400,000
Net cash (used in) provided by investing activities	(91,886)	233,836	(184,603)
Cash flows provided by (used in) financing activities
Issuance of preferred shares, net	241,686	144,852	—
(Redemption) issuance of common shares, net	(11,578)	(7,701)	17,407
Purchases of common shares under repurchase program	(26,568)	(212,675)	(260,430)
Dividends paid on preferred shares	(15,861)	(4,455)	—
Dividends paid on common shares	(123,859)	(115,625)	(112,967)
Net cash provided by (used in) financing activities	63,820	(195,604)	(355,990)

Net increase (decrease) in cash	40,300	(13,526)	(4,492)
Cash and cash equivalents—beginning of year	11,780	25,306	29,798
Cash and cash equivalents—end of year	$52,080	$11,780	$25,306

SCHEDULE III
VALIDUS HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
As at and for the years ended December 31, 2017, 2016 and 2015
(Expressed in thousands of U.S. dollars)

	As at and for the year ended December 31, 2017
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Reinsurance	$83,778	$1,816,654	$393,289	$1,023,004	$—	$692,719	$199,430	$90,939	$985,918
Insurance	125,167	2,300,437	735,606	1,256,085	—	934,199	241,186	219,960	1,192,078
Asset Management	5,578	714,299	39,087	301,999	24,918	673,260	30,937	34,687	303,309
Corporate & Investments and Eliminations	(707)	—	(20,796)	—	152,955	—	—	46,662	—
Total	$213,816	$4,831,390	$1,147,186	$2,581,088	$177,873	$2,300,178	$471,553	$392,248	$2,481,305

	As at and for the year ended December 31, 2016
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Reinsurance	$81,545	$1,193,497	$380,071	$996,149	$—	$415,505	$189,797	$96,668	$1,063,581
Insurance	125,239	1,753,164	669,865	1,002,944	—	604,741	232,780	180,516	1,031,468
Asset Management	4,060	48,534	38,961	250,072	9,264	44,851	26,905	34,582	263,951
Corporate & Investments and Eliminations	(1,617)	—	(12,848)	—	141,121	—	—	67,435	—
Total	$209,227	$2,995,195	$1,076,049	$2,249,165	$150,385	$1,065,097	$449,482	$379,201	$2,359,000

	As at and for the year ended December 31, 2015
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Reinsurance	$61,597	$1,237,245	$310,588	$1,047,983	$—	$467,788	$173,574	$105,668	$1,036,156
Insurance	118,218	1,748,309	637,003	1,038,971	—	509,388	220,157	191,587	1,021,081
Asset Management	2,526	11,013	24,643	159,935	6,658	657	16,327	39,635	171,588
Corporate & Investments and Eliminations	(1,339)	—	(6,024)	—	121,166	—	—	65,160	—
Total	$181,002	$2,996,567	$966,210	$2,246,889	$127,824	$977,833	$410,058	$402,050	$2,228,825

SCHEDULE IV
VALIDUS HOLDINGS, LTD.
REINSURANCE
For the years ended December 31, 2017, 2016 and 2015
(Expressed in thousands of U.S. dollars)

	Direct gross	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year Ended December 31, 2017	$1,138,684	$469,633	$1,812,254	$2,481,305	73%
Year Ended December 31, 2016	853,885	289,705	1,794,820	2,359,000	76%
Year Ended December 31, 2015	838,755	328,681	1,718,751	2,228,825	77%

SCHEDULE VI
VALIDUS HOLDINGS, LTD.
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY
INSURANCE OPERATIONS
As at and for the years ended December 31, 2017, 2016 and 2015
(Expressed in thousands of U.S. dollars)

Affiliation with registrant	Deferred acquisition costs	Reserves for losses and loss expenses	Reserves for unearned premiums	Net earned premiums	Net investment income	Losses and loss expenses incurred related to		Net paid losses and loss expenses	Amortization of deferred acquisition costs	Net premiums written
						Current year	Prior year
Consolidated Subsidiaries
2017	$213,816	$4,831,390	$1,147,186	$2,581,088	$177,873	$2,522,711	$(222,533)	$1,340,429	$471,553	$2,481,305
2016	209,227	2,995,195	1,076,049	2,249,165	150,385	1,281,289	(216,192)	1,114,402	449,482	2,359,000
2015	181,002	2,996,567	966,210	2,246,889	127,824	1,283,970	(306,137)	1,167,839	410,058	2,228,825