Form 10-K/A
period 2017-12-31
VALIDUS HOLDINGS LTD
filed 2018-03-27
CIK 1348259

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
As of March 26, 2018, there were 79,329,028 outstanding Common Shares, $0.175 par value per share, of the registrant.

EXPLANATORY NOTE

On February 28, 2018, Validus Holdings, Ltd. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”, and together with the Original Form 10-K, the “Form 10-K”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement that involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed by April 30, 2018 (i.e., within 120 days after the end of the Company’s 2017 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on February 28, 2018 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Board of Directors
The Company’s Bye-laws provide that the Board of Directors (sometimes referred to herein as the “Board”) shall consist of not less than nine nor more than 12 members as determined by resolution of the Board, divided into three classes, designated “Class I,” “Class II” and “Class III,” with each class consisting as nearly as possible of one-third of the total number of Directors constituting the entire Board of Directors.
The term of office for each Director in Class II expires at the 2018 Annual General Meeting if and when held; the term of office for each Director in Class III expires at the 2019 Annual General Meeting; and the term of office for each Director in Class I expires at the 2020 Annual General Meeting of the Company. At each Annual General Meeting, the successors of the class of Directors whose term expires at that meeting shall be elected to hold office for a term expiring at the Annual General Meeting to be held in the third year of their election. In 2017, there were 7 meetings of the Board. All incumbent Directors attended at least 75% of such meetings and of the meetings held by all committees of the Board of which they were a member. All then incumbent directors attended the 2017 Annual General Meeting.
Board Leadership Structure and Risk Oversight
Edward J. Noonan is the Chairman of the Board and the Company’s Chief Executive Officer. The Company believes that this unitary leadership structure provides, among other things, more effective leadership for a growth company. As such, the Company believes that under this structure the Chief Executive Officer is able to respond more quickly to market conditions. The importance of the ability to act swiftly and decisively is apparent in situations such as business development and the addition of business teams and talented professionals where decisions have to be made within a very short period of time. As the Company continues to grow, unitary leadership helps to lower the costs of information transfer from the Chief Executive Officer to the Chairman and enhances swift decision making in a dynamic environment. In addition to his broad experience as both an executive and Director/Chairman in the global insurance and reinsurance industries, the Chief Executive Officer also has specialized knowledge regarding the strategic challenges and opportunities facing the Company that is valuable to the Chairman’s job. The Company believes, therefore, that it is appropriate for the Chief Executive Officer, the person most familiar with these challenges and strategies, to lead discussions with the Board. In addition, the Company’s experienced outside and independent Board also acts as a counter-balance to any potential over influence that this unitary leadership structure might present.
In order to further counter-balance this leadership structure, in connection with each regularly scheduled meeting of the Board, the non-management Directors meet in executive session without any member of management in attendance. The Board considers annually the selection of a non-management Director to serve as presiding Director at executive sessions of non-management Directors. Mr. Greenberg is the non-management Director whom the Board has selected to preside over these sessions. In addition, the independent Directors meet as a group at least annually.
As noted below, the Board has established a separate Risk Committee that is governed by a charter which is updated and reviewed periodically by the Board. The Risk Committee is responsible for, among other things, approving the Company’s Enterprise Risk Management framework (the “Framework”), working with management to ensure ongoing, effective implementation of the Framework and reviewing the Company’s specific risk limits as defined in the Framework, including limits related to major categories of risk.  The Company’s Chief Risk Officer prepares a quarterly presentation for the Risk Committee and communicates with the Chairman of the Risk Committee on an informal basis periodically throughout the year.
Independence Determination
The Board has adopted independence standards in accordance with the listing standards of the New York Stock Exchange (“NYSE”) and Rule 10A-3 promulgated under the Exchange Act to assist it in making determinations as to whether Directors have any material relationships with the Company for purposes of determining such Directors’ independence under the listing standards of the NYSE and Rule 10A-3 promulgated under the Exchange Act. These standards are available at the Company’s website located at www.validusholdings.com. In accordance with these standards, in February of 2018, the Board of Directors determined that eight of the twelve current directors (Mahmoud Abdallah, Michael E.A. Carpenter, Matthew J. Grayson, Jean-Marie Nessi, Mandakini Puri, Dr. Therese M. Vaughan, Gail Ross, and Karin Hirtler-Garvey) are independent. In making such determination, the Board considered the matters described under “Certain Relationships and Related Party Transactions.”

Website Access to Corporate Governance Documents
Copies of the charters for the Audit Committee, the Compensation Committee, the Corporate Governance and Nominating Committee, the Finance Committee and the Risk Committee, as well as the Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics for Directors, Officers and Employees, which applies to all of the Company’s directors, officers and employees, and Code of Ethics for Senior Officers, which applies to the Company’s principal executive officer, principal accounting officer and other persons holding a comparable position, are available free of charge on the Company’s website located at www.validusholdings.com or by writing to Investor Relations, Validus Holdings, Ltd., 29 Richmond Road, Pembroke, HM 08, Bermuda. The Company will post on its website any amendment to or waiver under the Code of Business Conduct and Ethics for Directors, Officers and Employees or the Code of Ethics for Senior Officers granted to any of its Directors or executive officers that relates to any element of the code of ethics definition set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended.
Board Committees
The Board has established an Audit Committee, a Compensation Committee, an Executive Committee, a Finance Committee, a Corporate Governance and Nominating Committee and a Risk Committee. Under the applicable requirements of the NYSE, each of the Audit, Compensation and Corporate Governance and Nominating Committees consists exclusively of members who qualify as independent directors.
The following table details the composition of our Board committees:

Director Name	Audit	Compensation	Executive	Finance	Governance	Risk
Edward J. Noonan			✓	✓		✓
John J. Hendrickson						✓
Mahmoud Abdallah				✓	✓	✓
Michael E.A. Carpenter	Chair	✓		✓		✓
Matthew J. Grayson	✓	✓	✓	Chair		✓
Jeffrey W. Greenberg			✓
Karin Hirtler-Garvey	✓					✓
Jean-Marie Nessi					Chair	✓
Mandakini Puri		Chair	Chair		✓
Gail M. Ross	✓					✓
Dr. Therese M. Vaughan	✓				✓	Chair
Christopher E. Watson						✓
        Audit Committee. Our Audit Committee is currently composed of Michael E.A. Carpenter, Matthew J. Grayson, Gail M. Ross, Dr. Therese M. Vaughan and Karin Hirtler-Garvey, and is chaired by Mr. Carpenter. The Audit Committee assists the Board of Directors in its oversight of the integrity of our financial statements and our system of internal controls, the independent auditors’ qualifications, independence and performance, the performance of our internal audit function and our compliance with legal and regulatory requirements. The Audit Committee also prepares the report required to be included in this annual proxy statement. Each member of the Audit Committee is “independent” within the meaning of the rules of the NYSE. The duties and responsibilities of the Audit Committee are set forth in the committee’s charter. The Audit Committee met 4 times during 2017. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board has determined that Mr. Carpenter is an “Audit Committee financial expert” (as that term is defined in Item 407(d)(5)(ii) of Regulation S-K).
        Compensation Committee. Our Compensation Committee is currently composed of Michael E.A. Carpenter, Matthew J. Grayson and Mandakini Puri, and is chaired by Ms. Puri. The Compensation Committee assists the Board in matters relating to the compensation of our Chief Executive Officer, executive officers and other matters of non-executive officer compensation that are subject to Board approval. The Compensation Committee also prepares the report on executive officer compensation required to be included in this annual proxy statement, in accordance with applicable rules and regulations. Each member of the Compensation Committee is “independent” within the meaning of the rules of the NYSE. The duties and responsibilities of the Compensation Committee are set forth in the committee’s charter. The Compensation Committee met 4 times during 2017.
The Compensation Committee has evaluated certain risks associated with the Company’s compensation policies and has concluded that the existing compensation policies align management with shareholders (i) through the direct relationship of the annual component of compensation to the Company’s financial performance and (ii) by providing an incentive for management to consider the consequences of decision making on the long-term value of the Company’s stock through long-term restricted shareholdings and performance based restricted share awards. Based on this evaluation, the Compensation Committee has affirmatively determined that the Company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.
        Corporate Governance and Nominating Committee. Our Corporate Governance and Nominating Committee is currently composed of Mahmoud Abdallah, Jean-Marie Nessi, Mandakini Puri and Dr. Therese M. Vaughan, and is chaired by Mr. Nessi. The Corporate Governance and Nominating Committee assists the Board in (i) identifying individuals qualified to become board members or members of the committees of the Board, and recommending individuals that the Board of Directors selects as director nominees to be considered for election at the next annual general meeting of Shareholders or to fill vacancies; (ii) developing and recommending to the Board appropriate corporate governance guidelines; and (iii) overseeing the evaluation of the Board, management and the Board committees and taking a leadership role in shaping the Company’s corporate governance policies. Each member of the Corporate Governance and Nominating Committee is “independent” within the meaning of the rules of the NYSE. The duties and responsibilities of the Corporate Governance and Nominating Committee are set forth in the committee’s charter. The Corporate Governance and Nominating Committee met 4 times during 2017.
Identifying and Evaluating Nominees. The Corporate Governance and Nominating Committee is responsible for reviewing with the Board, on an annual basis, the skills and characteristics appropriate for new Board members as well as an assessment of the skills and characteristics of the Board as a whole. While there is no formal policy with respect to diversity of board members, when seeking a new member or evaluating the current membership, the Corporate Governance and Nominating Committee works with the Board to determine the appropriate characteristics, skills and experiences for the Board as a whole and its individual members. Characteristics expected of all directors include independence, integrity, high personal and professional ethics, sound business judgment, and the ability and willingness to commit sufficient time to the Board. In evaluating the suitability of individual Board members, the Corporate Governance and Nominating Committee takes into account many factors, including a candidate’s experiences in and understanding of, the (re)insurance industry, corporate finance and investments as well as his or her business, educational and professional background. When the Board determines to seek a new member, whether to fill a vacancy or otherwise, the Corporate Governance and Nominating Committee may employ third-party search firms and will consider recommendations from Board members, management and others, including Shareholders. The committee has recently undertaken a review of the current composition of the Board with the objective of increasing the percentage of independent directors.
Nominees Recommended by Shareholders. The Corporate Governance and Nominating Committee will consider, for Director nominees, persons recommended by Shareholders, who may submit recommendations to the Corporate Governance and Nominating Committee in care of the General Counsel at Validus Holdings, Ltd., 29 Richmond Road, Pembroke, HM 08, Bermuda. To be considered by the Corporate Governance and Nominating Committee, such recommendations must be accompanied by a description of the qualifications of the proposed candidate and a written statement from the proposed candidate to the effect that he or she is willing to be nominated and desires to serve if elected. Nominees for Director who are recommended by Shareholders to the Corporate Governance and Nominating Committee will be evaluated in the same manner as any other nominee for Director.
        Executive Committee.    Our Executive Committee is composed of Edward J. Noonan, Matthew J. Grayson, Jeffrey W. Greenberg, and Mandakini Puri, and is chaired by Ms. Puri. The duties and responsibilities of the Executive Committee are set forth in the committee’s charter. The Executive Committee exercises the power and authority of the Board when the entire Board is not available to meet. In furtherance of these purposes, the committee provides guidance and advice, as requested, to the Chairman of the Board and the Chief Executive Officer regarding business strategy and long range business planning. The Executive Committee did not meet during 2017.
        Finance Committee.    Our Finance Committee is composed of Edward J. Noonan, Mahmoud Abdallah, Michael E.A. Carpenter and Matthew J. Grayson, and is chaired by Mr. Grayson. The Finance Committee oversees the finance function of the Company, including the Company’s capital position, the investment of funds and financing facilities. In furtherance of this purpose, the committee approves the appointment of the Company’s investment managers, evaluates their performance and fees, and approves the investment policies and guidelines established by the Company. In addition, the committee approves the Company’s strategic asset allocation plan, reviews the adequacy of existing financing facilities, monitors compliance with debt facility covenants and monitors the status of rating agency evaluations and discussions. The Finance Committee met 4 times during 2017.
        Risk Committee.    Our Risk Committee is composed of Edward J. Noonan, John J. Hendrickson, Mahmoud Abdallah, Michael E.A. Carpenter, Matthew J. Grayson, Jean-Marie Nessi, Gail M. Ross, Dr. Therese M. Vaughan, Christopher E. Watson and Karin Hirtler-Garvey and is chaired by Dr. Vaughan. The Risk Committee oversees all aspects of risk and (re)insurance, including the framework. The Risk Committee met 4 times during 2017.

Communications with Members of the Board of Directors
Shareholders and other interested parties may communicate directly with one or more Directors (including any presiding director or all non-management Directors as a group) by mail in care of the Company’s Corporate Secretary, at Validus Holdings, Ltd., 29 Richmond Road, Pembroke, HM 08, Bermuda and specifying the intended recipient(s). All such communications will be forwarded to the appropriate Director(s) for review, other than unsolicited commercial solicitations or communications.
Director Compensation for 2017
The following table sets forth the compensation paid by the Company to Directors for board services rendered in the fiscal year ended December 31, 2017:

Name	Fees Earned or Paid in Cash		Stock Awards (e)	Total
Edward J. Noonan	$—	(a)	$—	$—
John J. Hendrickson	—	(a)	—	—
Mahmoud Abdallah	125,000		100,000	225,000
Michael E.A. Carpenter	332,068	(b)	100,000	432,068
Matthew J. Grayson	169,000	(c)	100,000	269,000
Jeffrey W. Greenberg	—		—	—
Karin Hirtler-Garvey	143,000	(d)	100,000	243,000
Jean-Marie Nessi	120,500		100,000	220,500
Mandakini Puri	139,000		100,000	239,000
Gail M. Ross	121,000		100,000	221,000
Therese M. Vaughan	143,500		100,000	243,500
Christopher E. Watson	—		—	—

(a)
Edward J. Noonan, the Chairman of the Board and Chief Executive Officer, and John J. Hendrickson, Director of Strategy, Risk Management and Corporate Development, received no separate compensation for their service as Directors. The compensation received by Mr. Noonan as Chief Executive Officer of the Company is shown in the “Summary Compensation Table for 2017”.

(b)
Mr. Carpenter received $175,000 in fees payable in connection with his service on the Company’s Board, $90,147 in fees payable in connection with his service as a Director of the Talbot board, and $66,921 for his service as a Director of Validus Reinsurance (Switzerland) Limited.

(c)	Mr. Grayson received $149,000 in fees payable in connection with his service on the Company’s Board and $20,000 in connection with his service as an AlphaCat Fund Director.

(d)
Ms. Hirtler-Garvey joined the Board in August of 2017 and received $63,000 in fees payable in connection with her service on the Company's Board and $80,000 in connection with her service as a Western World Insurance Group, Inc. Director.

(e)
Amounts reflect the grant date fair value of grants of fully vested stock awards during the fiscal year ended December 31, 2017. See Note 17 in our consolidated financial statements filed on the original Form 10-K for a discussion of the assumptions used in computing the grant date fair value of fully vested stock awards.

Cash Compensation Paid to Non-Employee, Non-Founder Related Directors
During the year ended December 31, 2017, Messrs. Abdallah, Carpenter, Grayson, and Nessi, Dr. Vaughan and Mses. Puri and Ross, our non-employee, non-founder related Directors, each received an annual retainer of $90,000 for serving as a Director and $2,500 for each Board meeting that such Director attended. During the third quarter of 2017, the fee for each Board meeting was increased to $3,000. Ms. Hirtler-Garvey, who joined the Board in August 2017, received a pro-rated annual retainer of $45,000. In addition, such Directors each received a fee of $2,000 for each committee meeting that they attended. The fee for each audit committee meeting was increased to $4,000 during the third quarter of 2017. Mr. Grayson received additional annual retainer fees of $20,000 for chairing the Finance Committee. Mr. Carpenter received an additional annual retainer of $50,000 for chairing the Audit Committee. Mr. Nessi received an additional annual retainer of $10,000 for chairing the Corporate Governance and Nominating Committee. Dr. Vaughan received an additional annual retainer of $22,500 for chairing the Risk Committee. Ms. Puri received an additional annual retainer of $20,000 for chairing the Compensation Committee and $10,000 for chairing the Executive Committee. Pursuant to our Director Stock Compensation Plan, Directors are able to elect to receive their annual retainers in the form of our common shares or to defer their annual retainers into share units (other than in the case where such a deferral would be subject to U.S. income tax). In addition, we reimburse each of our Directors for all reasonable expenses in connection with the attendance of meetings of our Board of Directors and any committees thereof.

Equity Based Compensation Paid to Non-Employee Directors
During the year ended December 31, 2017, each of our non-employee, non-founder related Directors received a fully vested stock award valued at $100,000.
We have a Director Stock Compensation Plan which is designed to attract, retain and motivate members and potential members of our Board of Directors. Under this plan, each Director may make an election in writing on or prior to each December 31 to receive his or her annual retainer fees payable in the following plan year in the form of shares instead of cash. The number of shares distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable on such payment date divided by 100% of the fair market value of a share on such payment date.
This plan further provides that a Director who has elected to receive shares pursuant to the above may make an irrevocable election on or before the December 31 immediately preceding the beginning of a plan year to defer delivery of all or a designated percentage of the shares otherwise payable as his or her annual retainer for service as a Director for the plan year, provided that such deferral is not subject to U.S. income tax. All shares that a Director elects to defer will be credited in the form of share units to a bookkeeping account maintained by the Company in the name of the Director. Each such unit will represent the right to receive one share at the time determined pursuant to the terms of the plan.
Compensation Committee Interlocks and Insider Participation
Our Compensation Committee is currently composed of Michael E.A. Carpenter, Matthew J. Grayson and Mandakini Puri. During the year ended December 31, 2017, none of our executive officers served as a member of the Compensation Committee or as a director of another entity, one of whose executive officers served on the Compensation Committee or as one of our directors.
During 2017, Mr. Carpenter’s son was employed as a senior class underwriter by Talbot Underwriting Services, Ltd., a subsidiary of the Company. Total compensation received by Mr. Carpenter’s son during 2017 was $241,208.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s Directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC and the NYSE reports on Forms 3, 4 and 5 concerning their ownership of the Shares and other equity securities of the Company.
The Company believes that all of its officers, Directors and beneficial owners of more than 10% of its Shares filed all of such reports on a timely basis during the year ended December 31, 2017 except that, due to an administrative error, Patrick Boisvert made one late filing on Form 4 relating to restricted stock units that were issued as dividend equivalents on his unvested underlying restricted stock units on December 30, 2016.
Item 11.    Executive Compensation
Compensation Discussion and Analysis
Our compensation program is designed to motivate executives to maximize the creation of shareholder value, therefore aligning, as much as possible, our named executive officers’ rewards with our shareholders’ interests. Our compensation program is composed of three principal components:

•	Salary and benefits;

•	Annual incentive compensation (annual incentive award); and

•	Long-term incentive compensation typically in the form of time vested and/or performance based restricted shares.
Our compensation plans are intended to offer opportunities that are competitive with our peer group and consistent with the Company’s relative performance over time. In addition, we want our rewards to accommodate the risk and cyclicality of our business. At the time the Company negotiated its employment agreements with the named executive officers, the Company undertook to implement a performance based compensation strategy. To that end, the Company’s compensation package includes a fixed component consisting of salary and benefits and two variable components consisting of annual incentive compensation and long-term incentive compensation. To better implement this strategy, a greater emphasis is placed on the variable elements that relate to performance and less of an emphasis is placed on the fixed elements of compensation that do not.
Our Chief Executive Officer makes recommendations to the Compensation Committee with respect to the compensation of our named executive officers other than himself. Our Compensation Committee reviews and, if appropriate, approves the compensation recommendation made for each of our named executive officers and determines the compensation for our Chief Executive Officer. In 2017, the annual incentive compensation for each of our named executive officers was primarily based on the consolidated results of the Company. The compensation of the named executive officers is set forth in the “Summary Compensation Table for 2017” below and their employment agreements are described under “Employment Agreements.”
The Compensation Committee designs the Company’s compensation plans to be competitive with its peers in order to attract and retain talented individuals. The Compensation Committee regularly performs a review of the Company’s compensation practices relative to the Company’s peer group. In addition, the Compensation Committee has in the past (prior to fiscal year 2017) engaged compensation consultants to provide market data and to assist it in determining appropriate types and levels of compensation. The companies included in the Company’s 2017 peer group were: Alleghany Corporation, Arch Capital Group, Ltd., Argo Group International Holdings, Ltd., Aspen Insurance Holdings Limited, Axis Capital Holdings Limited, Everest Re Group, Ltd., RenaissanceRe Holdings Ltd., and XL Group, Ltd.
The following charts illustrate the fixed and at-risk composition of total compensation of our Chief Executive Officer and our other Named Executive Officers for the year ended December 31, 2017.

Chief Executive Officer

At-Risk Pay: 37%
Fixed Pay: 63%

Other Named Executive Officers (Average)

Fixed Pay: 47%
At-Risk Pay: 53%

Fixed Components of Compensation
Salary. Our base salaries reflect each executive’s level of experience, responsibilities and expected future contributions to the success of the Company. The salaries of our named executive officers were set initially in their employment agreements, and are reviewed on an annual basis. The Company considers factors such as individual performance, cost of living, the competitive environment and existing cash compensation in determining whether salary adjustments are warranted. There is no specific weighting applied to any one factor. The base salaries of our named executive officers are set forth in the “Summary Compensation Table for 2017” below.
Benefits. The Company seeks to provide benefit plans, such as medical coverage and life and disability insurance, in line with applicable market conditions. These health and welfare plans help ensure that the Company has a productive and focused workforce through reliable and competitive health and other benefits. The named executive officers are eligible for the same benefit plans provided to all other employees.
The Company provides our named executive officers with other benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain key employees. These benefits are specified in our named executive officers’ employment agreements. Many of these benefits relate to those executives who reside and/or work in Bermuda and are typical of such benefits provided to expatriates in Bermuda. Examples of these benefits for Bermuda-based expatriates include housing allowances, car and education allowances, club memberships, tax preparation services and home leave for executives and their families for those executives working outside their home country. These benefits are described under “Summary Compensation Table for 2017” and “Employment Agreements” below.
Variable Components of Compensation
Annual Incentive Compensation. The Company has an annual incentive compensation program in which employees of the Reinsurance, Insurance and Asset Management segments and Corporate function participate. The Company’s 2017 annual incentive program was based 80% on Company financial performance and 20% on the achievement of strategic objectives as evaluated by the Compensation Committee. The strategic objectives for 2017 varied by segment and included: (i) with respect to the Corporate function: to continue to grow the Company’s diluted book value per share plus dividends; and (ii) with respect to the Reinsurance, Insurance and Asset Management segments: (a) to continue to focus on short-tail and specialty classes of business and (b) to continue to develop a robust enterprise risk management program to comply with corporate objectives and regulatory requirements. As more fully described below, the financial performance-based portion of our annual incentive pool for all participating employees, including our named executive officers, is generated based on financial guidelines for Reinsurance, Insurance and Asset Management segments and Corporate function employees approved by the Compensation Committee.
The target aggregate annual incentive bonus pool is determined through the aggregation of annual target bonuses for all of the employees eligible to receive an annual incentive award. Separate annual incentive pools based on cumulative employee target bonus amounts are established for each of our segments: Reinsurance, Insurance, Asset Management and Corporate function. For executive officers, other than Mr. Bilsby, whose annual bonus is discretionary with no fixed target, target annual incentive bonuses are determined at the time that such executive officers enter into employment agreements and these employment agreements, including target annual incentive bonus amounts, are approved by the Compensation Committee. Factors considered by the Compensation Committee in approving executive target annual incentive bonus amounts at the time that the Compensation Committee approves executive employment agreements include experience, the executive’s perceived ability to contribute to growth in the Company’s profitability, compensation available to the executive elsewhere in a competitive labor market and the executive’s role within the Company. For employees other than executive officers, target annual incentive bonuses are set as a percentage of base salary, and can range from 0% to 150% of base salary. The aggregation of these amounts establishes the respective segment target bonus pools.
After full year results of operations for the Company are known, at the February board of directors meeting following the end of each calendar year, the Compensation Committee approves specific aggregate annual incentive pool amounts to be paid for the most recently completed calendar year. Historically, these amounts were determined using the financial scale established at the previous May board of directors meeting (as more fully described below) to evaluate the Company’s actual results against the most recently completed year’s budget as approved by the Board. Due to current soft market conditions in the (re)insurance industry, beginning in May of 2015 the Compensation Committee determined the financial scale using a target consolidated net operating return on average equity for the Group rather than the Company’s budgeted financial results. For 2017, this equated to a target operating return on average equity of 8.6% for the Group.
After considering the Company’s performance relative to target, management recommends to the Compensation Committee annual incentive pools that can range from a 20% minimum to a 200% maximum of the target annual incentive pool based solely on the percentage achievement of target as measured on the financial scale. For example, a hypothetical 85% scaled achievement of target would result in a management recommendation to the Compensation Committee that the annual incentive pool be set at up to 85% of the target annual incentive pool. In this hypothetical example, the Compensation Committee would consider approving a total aggregate annual incentive bonus pool of up to 85% of the target annual incentive bonus pool, made up of 68% (equal to 80% of 85%) based on financial performance and up to 17% (equal to 20% of 85%) based on assessment of performance against strategic objectives. The Company’s Chief Executive Officer reports to the Compensation Committee on his assessment of the contribution of the operating segments to Company-wide objectives and based on this assessment will recommend a bonus pool funding for each segment of between 70% and 100% of the amount otherwise indicated by the financial guidelines approved by the Compensation Committee.
The Company’s Chief Executive Officer then presents to the Compensation Committee a schedule of recommendations for actual bonuses to be paid for executive officers that report to the Chief Executive Officer. In preparing these recommendations, the Chief Executive Officer considers: (i) each individual’s contribution to the success and growth of his or her department and/or the Company as a whole; and (ii) a subjective assessment of the individual’s contributions to the Company’s goals, as determined following the end of the calendar year. For executive officers, the recommendation made by the Chief Executive Officer can range from 0% to 200% of the executive’s target annual incentive bonus. While a named executive officer’s target annual incentive percentage is used as a guide, the Chief Executive Officer has the latitude to recommend (for the other named executive officers) and the Compensation Committee has the authority to re-deploy, annual incentive awards by individual based on the views of the Chief Executive Officer and the Compensation Committee of the individual’s contribution to the success of the Company. During years where the Company’s financial results fall materially short of targets (as in 2011 and 2017), the named executive officers have received no annual incentive compensation. The target annual incentive for each of our named executive officers, with the exception of Mr. Bilsby, is 150% of base salary, as specified in each named executive officer’s employment agreement. For other employees, the recommendation is based on discussions between the Chief Executive Officer and the executive officer managing the applicable employee’s department. In each case, the actual percentage funding of the annual incentive bonus pool is an important element of the bonus to be paid.
At the February Board of Directors meeting, the Compensation Committee considers and establishes a financial scale which is used to determine the amount of funding for the then current year annual incentive bonus pool for bonus determinations to be made following the end of that calendar year based on the target annual incentive bonus pool and the Company’s targeted and actual financial results. The financial scale is derived using a hypothetical range of outcomes of the financial metrics outlined below; principally operating return on average equity. The financial scale is then used to determine the amount of funding for the annual incentive bonus pool. The resulting funding for the annual incentive bonus pool is further subdivided into two components—an 80% portion based on financial performance and a 20% portion based on the achievement of strategic objectives as determined retrospectively by the Compensation Committee. For the 2017 performance year, the primary financial guideline was operating return on average equity. Also considered were: growth in diluted book value per share plus dividends; underwriting income (defined as net premiums earned plus other insurance related income less losses and loss expenses, policy acquisition costs and general and administrative expenses excluding target annual incentive accrual and share-based compensation expense); and combined ratio (defined as the combination of the losses and loss expense ratio, the policy acquisition cost ratio and the general and administrative expense ratio). The Compensation Committee reviews the financial guidelines during each year in light of market developments (for example, acquisitions, catastrophes and competitive pricing environment). We expect that the relative weighting of these guidelines will vary depending on market developments. The Compensation Committee has substantial flexibility to adjust the annual incentive compensation program to reflect unforeseen factors.
The Company’s actual results for 2017 were as follows:

($ in 000s) Financial Metrics (a)	Consolidated
Net loss attributable to Validus common shareholders	$(63,483)
Net operating loss attributable to Validus common shareholders	$(85,006)
Net operating return on average equity	(2.3)%
Change in book value per diluted common share inclusive of dividends	(1.6)%

(a)
Certain of these metrics are Non-GAAP financial measures. For reconciliations of these metrics to the most comparable GAAP financial measure, please see Item 7 - Management’s Discussion and Analysis, Non-GAAP Financial Measures section of the original Form 10-K for the year ended December 31, 2017.

Annual incentive awards are made once the financial results for the year are available. Awards paid in excess of a named executive officer’s target may, at the discretion of the Chief Executive Officer and the Compensation Committee, be based on exceptional performance by the executive, based on a review of the executive’s achievements during the year, including strategic, financial and general performance considerations, without regard to the size of the pool and may be paid in the form of restricted stock. Annual incentive awards payable to employees of the Talbot group are payable 100% in cash, with the first $50,000 and one half of the remaining amount payable in the year in which the award is granted and the other half of the remaining amount payable the following year, subject to continued employment with the Company.
For the year ended December 31, 2017, the Compensation Committee considered the Company’s financial results and strategic objectives described above and determined that the Corporate function did not achieve the targeted financial guidelines but satisfactorily achieved its strategic objectives. In making this determination, the Compensation Committee considered the Company’s strategic objectives as well as the Company’s financial performance relative to target. As a result, the annual incentive pool was set at 40% of the target annual incentive pool for the Corporate function. The Compensation Committee determined that these results merited incentive compensation at 0% of target for Mr. Noonan and, based in part on Mr. Noonan’s recommendations to the Compensation Committee, at 0% of target for the other named executive officers. The actual annual incentive paid to each of our named executive officers for service in 2017 is set forth in the “Summary Compensation Table for 2017” below.
Long-Term Incentive Compensation. The goal of our long-term incentive compensation plan is to align the interests of our executives and shareholders and to attract talented personnel. At the time the Company first negotiated employment agreements with Messrs. Noonan, Sangster, Driscoll, Bilsby and Kuzloski they were each awarded various levels of restricted shares and, in some cases, stock option grants. Since that time, each of our named executive officers has received various awards of restricted stock. The aforementioned grants and their terms are described under “Grants of Plan-Based Awards Table for the Fiscal Year Ended December 31, 2017” and “Restricted Share and Option Agreements” below.
The Compensation Committee has determined that including performance shares as a portion of the long-term incentive compensation grants would most closely align the named executive officers’ long-term incentive compensation with results generated for shareholders. In considering the appropriate financial metric for these awards, the Compensation Committee determined that growth in diluted book value per share plus dividends was the most appropriate measure of increase in long-term shareholder value. On May 9, 2017, the Compensation Committee awarded each of the named executive officers long-term incentive awards in the amounts set forth below effective as of June 1, 2017:

	Time Vested Restricted Shares (a)	Performance Based Restricted Shares	Total Shares	Notional Amount (b)
Name
Edward J. Noonan	11,938	11,938	23,876	$1,275,000
Jeffrey D. Sangster	7,959	7,959	15,918	850,000
Peter A. Bilsby	10,768	10,768	21,536	1,150,000
Kean D. Driscoll	11,891	11,891	23,782	1,270,000
Robert F. Kuzloski	7,350	7,350	14,700	785,000

(a)	Time vested restricted share awards granted in 2017 vest ratably over a three year period beginning on June 1, 2018.

(b)	Based on the Company’s closing share price on May 31, 2017 of $53.40.
Each performance share award represents the right to receive, on the terms and conditions set forth in the award agreement evidencing the award, a specified number of common shares of the Company, par value $0.175 per share. Each performance share award will vest on June 1 in the third year after the grant date only to the extent that the Company’s Dividend Adjusted Performance Period End Diluted Book Value per Share (“DADBVPS”) increases relative to peers during the performance period in the percentage amounts described below and certain service requirements are maintained. The grant date Diluted Book Value per Share for the 2017 awards is equal to $44.97 and the Performance Period End DADBVPS will be the Company’s DADBVPS at December 31, 2019. No performance shares will become eligible for vesting if, at the end of the performance period, the Company’s three-year compounded growth in DADBVPS is less than the 25th percentile relative to the peer group; provided, however, that the Compensation Committee has the discretion to allow up to 25% of the performance shares to vest should the foregoing be the result. The foregoing is illustrated in the table below. The value of these awards to each named executive officer is set forth in the “Summary Compensation Table for 2017” below.
Executive Share Ownership - Anti-hedging. The Company’s Insider Trading Policy prohibits our employees, including our named executive officers and directors, from using short sales or put and call transactions to hedge their ownership of the Company’s securities for speculative purposes.

Clawback Policy. The Board has adopted an executive officer incentive compensation clawback policy or “Clawback Policy” to recover certain incentive-based compensation payouts in the event that the Company is required to restate its financial results because of material noncompliance with any financial reporting requirement under applicable securities law. The Board will review all incentive-based compensation made to current and former officers subject to the requirements of Section 16 of the U.S. Securities Exchange Act of 1934 for the three-year period immediately preceding the date on which the Company is required to prepare the restatement. If any such incentive-based compensation would have been lower as a result of the restated financial results, the Board will, to the extent permitted by applicable law, seek to recover for the benefit of the Company the difference between the amounts awarded or paid and the amounts which would have been awarded or paid based on the restated results. The Clawback Policy supplements the clawback provisions required under the Sarbanes-Oxley Act of 2002, which apply to our Chief Executive Officer and Chief Financial Officer.
The Role of Shareholder Say-on-Pay Votes. We provide our shareholders with the opportunity to cast an annual advisory vote on executive compensation (the “say-on-pay proposal”) under U.S. securities laws. At our Annual Shareholder Meeting held on May 10, 2017, 92.7% of the votes cast were in favor of the say-on-pay proposal. The Compensation Committee believes this affirms our shareholders’ support of our approach to executive compensation, and the committee did not change its approach in 2017. The Compensation Committee will continue to consider the outcome of the Company’s say-on-pay votes when making future compensation decisions for the named executive officers and other senior officers at the Company.
Report of the Compensation Committee on the Compensation Discussion and Analysis
The Compensation Committee reviewed and discussed the “Compensation Discussion and Analysis” section included in this Annual Report on Form 10-K/A with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in the Company’s Annual Report on Form 10-K/A for filing with the SEC.

Compensation Committee
Mandakini Puri (Chairperson) Michael E.A. Carpenter Matthew J. Grayson

Summary Compensation Table for 2017
The following table sets forth for the fiscal years ended 2017, 2016 and 2015 the compensation of our Chief Executive Officer, Chief Financial Officer, and our next three most highly compensated executive officers:

Name and Principal Position	Year	Salary (a)	Stock Awards (b)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Edward J. Noonan	2017	$985,625	$1,275,000	$—	$1,179,005	(c)	$3,439,630
Chairman of the Board and Chief	2016	985,625	1,500,000	1,133,962	870,967		4,490,554
Executive Officer of the Validus Group	2015	985,625	1,574,000	1,995,891	777,797		5,333,313
Jeffrey D. Sangster	2017	625,000	850,000	—	285,261	(d)	1,760,261
Executive Vice President and Chief	2016	625,000	970,000	719,063	205,658		2,519,721
Financial Officer	2015	625,000	1,018,000	1,265,625	247,501		3,156,126
Kean D. Driscoll	2017	625,000	1,270,000	—	468,397	(e)	2,363,397
Global Head of Reinsurance, President of	2016	625,000	1,470,000	1,064,062	440,827		3,599,889
Validus Holdings and Chief Executive Office of Validus Reinsurance, Ltd.	2015	625,000	1,542,000	1,220,000	520,067		3,907,067
Robert F. Kuzloski	2017	550,000	785,000	—	413,845	(f)	1,748,845
Executive Vice President and General	2016	550,000	920,000	647,775	385,933		2,503,708
Counsel
Peter A. Bilsby	2017	567,000	1,150,000	—	96,059	(h)	1,813,059
Global Head of Insurance and Chief
Executive Officer of the Talbot Group (g)

(a)	The numbers presented represent earned salary for the full years ended 2017, 2016 and 2015.

(b)
Amounts reflect the grant date fair value of restricted share awards and performance share awards made during the fiscal years ended 2017, 2016 and 2015, excluding the effect of forfeitures. See Note 17 in our consolidated financial statements for a discussion of the assumptions used in computing the grant date fair value of stock based compensation awards. The amount included with respect to the performance share awards granted in 2017 reflects the grant date fair value assuming target level of performance. If the maximum level of performance had been assumed, the grant date value of the performance share awards granted in 2017 would have been: (i) $1,115,633 for Mr. Noonan, (ii) $743,755 for Mr. Sangster, (iii) $1,111,201 for Mr. Driscoll, (iv) $686,884 for Mr. Kuzloski and (v) $1,006,270 for Mr. Bilsby.

(c)
Includes housing allowance ($246,000), housing tax gross up ($203,385), personal use of a corporate aircraft chartered by the Company for travel from the U.S. to the Company’s headquarters in Bermuda ($500,080), payments in lieu of defined contribution plan contributions ($98,562), payroll tax benefit ($74,000), medical, life and accidental death and dismemberment insurance ($23,713), club dues ($15,000), car allowance ($10,800), social insurance and tax preparation services. The Company calculates its incremental costs for Mr. Noonan’s personal use of chartered corporate aircraft for commuting purposes based on the number of passengers on such flight.

(d)
Includes defined contribution plan contributions and allocations ($62,500), payroll tax benefit ($74,000), US income tax reimbursement ($50,789), school tuition fees ($40,000), medical, life and accidental death and dismemberment insurance ($32,385), club dues ($20,000) and social insurance.

(e)
Includes housing allowance ($214,800), housing tax gross up ($42,000), defined contribution plan contributions and allocations ($62,500), payroll tax benefit ($74,000), medical, life and accidental death and dismemberment insurance ($34,367), travel allowance ($15,000), club dues ($15,000), car allowance, social insurance, tax preparation services and internet access ($10,730).

(f)
Includes housing allowance ($150,000), housing tax gross up ($32,308), defined contribution plan contributions and allocations ($55,000), payroll tax benefit ($74,000), travel allowance ($45,000), medical, life and accidental death and dismemberment insurance ($27,226), club dues ($15,000), car allowance, social insurance and tax preparation services ($15,311).

(g)	Mr. Bislby is compensated in pound sterling, which has been converted to US dollars at a year to date average rate of 1.287818.

(h)	Includes pension contributions ($86,005) and medical, life and accidental death and dismemberment insurance.

Grants of Plan-Based Awards Table for the Fiscal Year Ended December 31, 2017

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards Compensation (a)			Estimated Future Payout Under Equity Incentive Plan Awards (b)
Name	Grant Date	Threshold	Target	Maximum	Threshold (# shares)	Target (# shares)	Maximum (# shares)	All Other Stock Awards (# shares)	Grant Date Fair Value of Stock Awards
Edward J. Noonan	March 15, 2018	$—	$1,478,438	$2,956,875
	June 1, 2017				—	11,938	20,892		$637,500
	June 1, 2017							11,938	637,500
Jeffrey D. Sangster	March 15, 2018	—	937,500	1,875,000
	June 1, 2017				—	7,959	13,928		425,000
	June 1, 2017							7,959	425,000
Kean D. Driscoll	March 15, 2018	—	937,500	1,875,000
	June 1, 2017				—	11,891	20,809		635,000
	June 1, 2017							11,891	635,000
Robert F. Kuzloski	March 15, 2018	—	825,000	1,650,000
	June 1, 2017				—	7,350	12,863		392,500
	June 1, 2017							7,350	392,500
Peter A. Bilsby	March 15, 2018	—	850,500	1,701,000
	June 1, 2017				—	10,768	18,844		575,000
	June 1, 2017							10,768	575,000

(a)	For metrics used in the determination of non-equity compensation, see Compensation Discussion and Analysis “Variable Components of Compensation - Annual Incentive Compensation.”

(b)
For a description of the metrics used to determine the minimum, target and maximum shares issuable at the end of the applicable performance period, see Compensation Discussion and Analysis - “Variable Components of Compensation - Long-Term Incentive Compensation.”

Narrative Description of Summary Compensation Table and Grants of Plan-Based Awards
2005 Long-Term Incentive Plan
Our 2005 Amended and Restated Long-Term Incentive Plan (the “Plan”) provides for the grant to our employees, consultants and directors of stock options, share appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, performance share units, dividend equivalents, and other share-based awards. Subject to anti-dilution adjustments in the event of certain changes in the Company’s capital structure, 702,305, shares remained available for issuance under the Plan as of December 31, 2017. To date, only non-qualified stock options, restricted shares, restricted share units and performance shares have been issued under the Plan.
The Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines which employees, consultants and directors receive awards, the types of awards to be received and the terms and conditions thereof, including the vesting and exercisability provisions of the awards. However, the exercise price of stock options and SARs may not be less than the fair market value of the shares subject thereto on the date of grant, and their term may not be longer than ten years from the date of grant. Payment with respect to SARs may be made in cash or common shares, as determined by the Compensation Committee.
Awards of restricted shares will be subject to such restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. Except as otherwise determined by the Compensation Committee, participants granted restricted shares will have all of the rights of a stockholder, including the right to vote restricted shares and receive cumulative dividends thereon upon vesting. A restricted share unit will entitle the holder thereof to receive common shares or cash at the end of a specified deferral period. Restricted share units will also be subject to such restrictions as the Compensation Committee may impose. Performance shares and performance share units will provide for the future issuance of shares or payment of cash, respectively, to the participant upon the attainment of performance goals established by the Compensation Committee over specified performance periods. Except as otherwise determined by the Compensation Committee or otherwise provided in an applicable award agreement, all unvested awards will be forfeited upon termination of service.

The Plan may be amended, suspended or terminated by the Board of Directors at any time. However, any amendment for which shareholder approval is required under the rules of any stock exchange or automated quotation system on which the Shares may then be listed or quoted will not be effective until such shareholder approval has been obtained. In addition, no amendment, suspension, or termination of the Plan may materially and adversely affect the rights of a participant under any outstanding award without the consent of the affected participant.
Under the Plan and the applicable award agreements, certain provisions apply in case of termination and change in control, as described below under “Potential Payments Upon Termination or Change in Control—Restricted Share and Option Agreements.” Under the Plan, change in control means the consummation of (i) a sale of all or substantially all of the consolidated assets of the Company and its subsidiaries to a person who is not either a member of, or an affiliate of a member of, the Initial Investor Group (as defined below); or (ii) a sale by the Company, one or more members of the Initial Investor Group or any of their respective affiliates resulting in more than 50% of the voting stock of the Company (“Voting Shares”) being held by a person or group (as such terms are used in the Exchange Act) that does not include any member of the Initial Investor Group or any of their respective affiliates; or (iii) a merger or consolidation of the Company into another person as a result of which a person or group acquires more than 50% of the Voting Shares of the Company that does not include any member of, or an affiliate of a member of, the Initial Investor Group; provided, however, that a change in control shall occur if and only if after any such event listed in (i)-(iii) above, the Initial Investor Group is unable to elect a majority of the board of directors (or other governing body equivalent thereto) of the entity that purchased the assets in the case of an event described in (i) above, the Company in the case of an event described in (ii) above, or the resulting entity in the case of an event described in (iii) above, as the case may be. The “Initial Investor Group” shall mean (i) Aquiline Financial Services Fund L.P., and (ii) the other Investors under subscription agreements with the Company dated December 9, 2005.
Employment Agreements
We have employment agreements with our named executive officers, as described below.
Edward J. Noonan.    We have entered into an employment agreement with Edward Noonan to serve as our Chairman and Chief Executive Officer. The employment agreement provides for (i) a specified annual base salary of not less than $985,625 and is subject to annual review and may be increased by the Compensation Committee, (ii) an annual bonus as determined by the Compensation Committee with annual target bonus equal to 150% of his base salary, (iii) reimbursement for reasonable expenses for non-business travel to and from Bermuda for Mr. Noonan, (iv) while Mr. Noonan’s place of work is Bermuda, a housing allowance paid on an after-tax basis of $20,500 per month, and an automobile allowance of $900 per month, (v) the right to participate in such other employee or fringe benefit programs for senior executives as are in effect from time to time, (vi) a stock option and restricted stock grant and (vii) initiation fees and annual dues for membership in two clubs in Bermuda. Mr. Noonan has agreed to certain confidentiality, non-competition and non-solicitation provisions.
The employment agreement also provides for indemnification of Mr. Noonan by us to the maximum extent permitted by applicable law and our charter documents.
Jeffrey D. Sangster.    We have entered into an employment agreement with Jeffrey Sangster to serve as our Chief Financial Officer. The employment agreement provides for (i) a specified annual base salary of not less than $625,000 and is subject to annual review and may be increased by the Compensation Committee, (ii) an annual bonus as determined by the Compensation Committee with annual target bonus equal to 150% of his base salary, (iii) reimbursement for tuition expenses incurred by Mr. Sangster for his children who are attending school in Bermuda, (iv) the right to participate in such other employee or fringe benefit programs for senior executives as are in effect from time to time, and (v) initiation fees and annual dues for membership in two clubs in Bermuda. Mr. Sangster has agreed to certain confidentiality and non-solicitation provisions.
The employment agreement also provides for indemnification of Mr. Sangster by us to the maximum extent permitted by applicable law and our charter documents.
Kean Driscoll.    We have entered into an employment agreement with Kean Driscoll to serve as President of Validus Holdings, Global Head of Reinsurance and Chief Executive Officer of Validus Re. The employment agreement provides for (i) a specified annual base salary of not less than $625,000 and is subject to annual review and may be increased by the Compensation Committee, (ii) an annual bonus as determined by the Compensation Committee with annual target bonus equal to 150% of his base salary, (iii) reimbursement for expenses for non-business travel to and from Bermuda for Mr. Driscoll and his family in an annual amount not to exceed $15,000, (iv) while Mr. Driscoll’s place of work is Bermuda, a housing allowance on an after tax basis of $17,900 per month, and an automobile allowance of $450 per month, (v) the right to participate in such other employee or fringe benefit programs for senior executives as are in effect from time to time, (vi) initiation fees and annual dues for membership in one club in Bermuda. Mr. Driscoll has agreed to certain confidentiality, non-competition and non-solicitation provisions.
The employment agreement also provides for indemnification of Mr. Driscoll by us to the maximum extent permitted by applicable law and our charter documents.

Robert Kuzloski. We have entered into an employment agreement with Robert Kuzloski to serve as Executive Vice President and General Counsel of the Company. The employment agreement provides for (i) a specified annual base salary of not less than $550,000 and is subject to annual review and may be increased by the Compensation Committee, (ii) an annual bonus as determined by the Compensation Committee with annual target bonus equal to 150% of his base salary, (iii) reimbursement for expenses for non-business travel to and from Bermuda for Mr. Kuzloski and his family in an annual amount not to exceed $45,000 annually, (iv) while Mr. Kuzloski’s place of work is Bermuda, a housing allowance on an after tax basis of $12,500 per month, and an automobile allowance of $833 per month, (v) the right to participate in such other employee or fringe benefit programs for senior executives as are in effect from time to time, (vi) initiation fees and annual dues for membership in one club in Bermuda. Mr. Kuzloski has agreed to certain confidentiality, non-competition and non-solicitation provisions.

The employment agreement also provides for indemnification of Mr. Kuzloski by us to the maximum extent permitted by applicable law and our charter documents.
Peter A. Bilsby.   We have entered into an employment agreement with Peter Bilsby to serve as our Global Head of Insurance and Chief Executive Officer of the Talbot Group. The employment agreement provides for (i) a specified annual base salary of $567,000 and is subject to annual review and may be increased by the Compensation Committee, (ii) an annual discretionary bonus as determined by the Compensation Committee, (iii) reimbursement for reasonable expenses for travel and other business related expenses and (iv) the right to participate in such other employee or benefit programs for senior executives as are in effect from time to time. Mr. Bilsby has agreed to certain confidentiality, non-competition and non-solicitation provisions.

Outstanding Equity Awards at Fiscal Year End 2017

	Option Awards				Stock Awards
Name	Number of Securities Underlying Exercisable Options	Number of Securities Underlying Unexercisable Options	Option Exercise Price	Option Expiration Date	Number of Unvested Restricted Shares (a)		Market Value of Unvested Restricted Shares (b)	Number of Unearned and Unvested Performance Shares (c)		Market or Payout Value of Unearned and Unvested Performance Shares (b)
Edward J. Noonan	—	—	—	—	23,305	(d)	$1,093,471	—		$—
	—	—	—	—	10,270	(e)	481,868	15,404	(h)	722,756
	—	—	—	—	11,938	(f)	560,131	11,938	(i)	560,131
	—	—	—	—	54,590	(g)	2,561,363	—		—
Jeffrey D. Sangster	—	—	—	—	15,071	(d)	707,131	—		—
	—	—	—	—	6,641	(e)	311,596	9,961	(h)	467,370
	—	—	—	—	7,959	(f)	373,436	7,959	(i)	373,436
	—	—	—	—	34,616	(g)	1,624,183	—		—
Kean D. Driscoll	—	—	—	—	22,839	(d)	1,071,606	—		—
	—	—	—	—	10,064	(e)	472,203	15,096	(h)	708,304
	—	—	—	—	11,891	(f)	557,926	11,891	(i)	557,926
	—	—	—	—	34,616	(g)	1,624,183	—		—
Robert F. Kuzloski	—	—	—	—	17,019	(e)	798,531	—		—
	—	—	—	—	7,350	(f)	344,862	9,448	(h)	443,300
	—	—	—	—	29,632	(g)	1,390,333	7,350	(i)	344,862
Peter A. Bilsby	—	—	—	—	10,332	(d)	484,777	—		—
	—	—	—	—	7,873	(e)	369,401	11,809	(h)	554,078
	—	—	—	—	10,768	(f)	505,235	10,768	(i)	505,235
	—	—	—	—	26,918	(g)	1,262,993	—		—

(a)	Includes earned but unvested 2015 Performance Shares.

(b)	Based on the closing price of the Company’s common stock on December 29, 2017 of $46.92.

(c)
These performance-based awards vest upon the achievement of established performance criteria during an applicable three-year period, see “Executive Compensation - Variable Components of Compensation - Long-Term Incentive Compensation.”

(d)	Time-based restricted shares with one remaining vesting date, vesting 100% on June 1, 2018.

(e)	Time-based restricted shares with two remaining vesting dates, vesting 50% on each of June 1, 2018 and June 1, 2019.

(f)	Time-based restricted shares with three remaining vesting dates, vesting 33% on each of June 1, 2018, June 1, 2019 and June 1, 2020.

(g)	Time-based restricted shares cliff vesting on June 1, 2018.

(h)	Performance-based restricted shares based on the Company’s results to date, vesting on June 1, 2019.

(i)	Performance-based restricted shares based on the Company’s results to date, vesting on June 1, 2020.

Option Exercises and Stock Vested for 2017
The following table summarizes information underlying each exercise of stock options and vesting of restricted shares for each named executive officer in 2017:

	Vested Stock Awards			Options Exercised
Name	Vest Date	Number of Vested Stock Awards	Value of Vested Stock Awards (a)	Exercise Date	Number of Shares Acquired on Exercise	Value Realized on Exercise
Edward J. Noonan	June 1, 2017	29,712	$1,597,614	—	—	$—
Jeffrey D. Sangster	June 1, 2017	19,214	1,033,137	—	—	—
Kean D. Driscoll	June 1, 2017	29,119	1,565,729	—	—	—
Robert F. Kuzloski	June 1, 2017	26,588	1,429,637	—	—	—
Peter A. Bilsby	June 1, 2017	19,216	1,033,244	—	—	—

(a)	Based on the Company’s closing share price on June 1, 2017 of $53.77.
Pension Benefits
The Company does not maintain a defined benefit pension or retirement plan for our named executive officers.
Nonqualified Deferred Compensation Table for the Fiscal Year Ended December 31, 2017

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
Edward J. Noonan	$—	$—	$—	$—	$—
Jeffrey D. Sangster	—	—	—	—	—
Kean D. Driscoll	—	—	2,858	(24,427)	—
Robert F. Kuzloski	—	—	—	—	—
Peter A. Bilsby	—	—	—	—	—

The Nonqualified Supplemental Deferred Compensation Plan permits certain non-U.S. members of management and highly compensated employees selected by the Company to defer a portion of their salary and/or bonuses. The Company may, at its discretion, make additional contributions to the participant’s deferral account, which will vest at the rate of 100% after two years of service (subject to full vesting at age 65, death or disability). The deferred amounts are invested in one or more of the available investment funds as selected by the participant. The participant may at any time change his or her selection of investment funds or make transfers from an investment fund to any of the other available investment funds. Vested deferred amounts, as adjusted for earnings and losses, are paid in a lump sum following retirement, death or other termination of employment. In-service withdrawals are not permitted.
Potential Payments upon Termination or Change in Control
The following summaries set forth potential payments payable to our named executive officers upon termination of their employment or a change in control of the Company under their current employment agreements and our 2005 Amended and Restated Long-Term Incentive Plan.
Employment Agreements
The employment agreement of each named executive officer entitles him to benefits if the Company terminates his employment under a variety of circumstances, as described below.
Edward J. Noonan.    Mr. Noonan’s term of employment will continue until the Date of Termination, which is the first to occur of the following: (a) the 12-month anniversary of the Company providing notice of termination without cause to Mr. Noonan; (b) immediately upon the Company providing notice of termination for cause to Mr. Noonan; (c) the 12-month anniversary of Mr. Noonan’s providing notice of termination to the Company, whether with or without good reason; (d) the fifth day following the Company providing notice of termination to Mr. Noonan as a result of his permanent disability; or (e) the date of Mr. Noonan’s death.
The employment agreement provides that if it is terminated as a result of Mr. Noonan’s resignation or leaving of his employment, other than for good reason, he shall continue to: (a) receive base salary and benefits through the Date of Termination; (b) receive any unpaid bonus with respect to the year prior to the year in which the notice of termination is provided, payable at the times such bonuses are payable to other employees of the Company; and (c) receive reimbursement for all reimbursable expenses incurred by him prior to the Date of Termination. No shares of restricted stock or stock options granted to Mr. Noonan will vest on or following the date he provides notice of termination without good reason.
The employment agreement further provides that in the event of termination of Mr. Noonan’s employment by Mr. Noonan for good reason, by the Company with or without cause, as a result of Mr. Noonan’s permanent disability or upon his death, Mr. Noonan (or his estate, in the case of death) shall continue to: (a) receive base salary and benefits through the Date of Termination; (b) receive any unpaid bonus with respect to the year prior to the year in which the notice of termination is provided, payable at the times such bonuses are payable to other employees of the Company; (c) vest in any shares of restricted stock of the Company and any Company stock options granted to Mr. Noonan through the Date of Termination; (d) receive reimbursement for all reimbursable expenses incurred by Mr. Noonan prior to the Date of Termination; (e) in the event the employment period is terminated other than by the Company with cause, receive a bonus for the year notice of termination is given, prorated for the number of full or partial months during which Mr. Noonan provided services to the Company, payable at the time such bonus is payable to other employees of the Company; and (f) in the event the employment period is terminated either by Mr. Noonan for good reason or by the Company without cause and the Company does not elect that Mr. Noonan perform no duties under the agreement after notice of termination, receive an amount equal to a full year bonus (calculated at the target level) for the year prior to the year of termination, payable on the Date of Termination.
If Mr. Noonan’s employment is terminated by the Company without “cause” or by Mr. Noonan for “good reason”, in each case within twenty-four (24) months following a “change in control”, Mr. Noonan will be eligible to: (a) receive a lump sum payment equal to two (2) times the sum of his base salary plus target annual bonus; (b) receive a lump sum payment equal to the value of one year’s worth of certain benefits provided for in his employment agreement; (c) continue to receive the medical benefits set forth in his employment agreement for twenty-four (24) months; (d) receive a pro-rated bonus for the year of termination based on the number of days worked during such year, paid on the normal payment date; and (e) receive payment for any reimbursable expenses incurred prior to the termination date and any unpaid bonus amounts earned for the year prior to the termination date.
Jeffrey D. Sangster.    Mr. Sangster’s term of employment will continue until the Date of Termination which is the first to occur of the following: (a) the 12-month anniversary of the Company providing notice of termination without cause to Mr. Sangster; (b) immediately upon the Company providing notice of termination for cause to Mr. Sangster; (c) the 12-month anniversary of Mr. Sangster providing notice of termination to the Company whether with or without good reason; (d) the fifth day following the Company providing Notice of Termination to Mr. Sangster as a result of Mr. Sangster’s permanent disability; or (e) the date of Mr. Sangster’s death.
The employment agreement provides that if it is terminated as a result of Mr. Sangster’s resignation or leaving of his employment, other than for good reason, he shall continue to: (a) receive base salary and benefits through the Date of Termination; and (b) receive reimbursement for all reimbursable expenses incurred by him prior to the Date of Termination. No shares of restricted stock or stock options granted to Mr. Sangster will vest on or following the date he provides notice of termination without good reason.
The employment agreement further provides that in the event of termination of Mr. Sangster’s employment by Mr. Sangster for good reason, by the Company with or without cause, as a result of Mr. Sangster’s permanent disability or upon his death, Mr. Sangster (or his estate, in the case of death) shall continue to: (a) receive base salary and benefits (i) in the case of termination by Mr. Sangster for good reason or by the Company with or without cause, through the Date of Termination, and (ii) in the case of termination due to Mr. Sangster’s permanent disability or death, through the six-month anniversary of the Date of Termination; (b) vest in any shares of restricted stock of the Company and any Company stock options granted to Mr. Sangster through the Date of Termination; (c) receive reimbursement for all reimbursable expenses incurred by Mr. Sangster prior to the Date of Termination; and (d) in the event the employment period is terminated other than by the Company with cause, receive a bonus for the year notice of termination is given, prorated for the number of full or partial months during which Mr. Sangster provided services to the Company, payable at the time such bonus is payable to other employees of the Company.
If Mr. Sangster’s employment is terminated by the Company without “cause” or by Mr. Sangster for “good reason”, in each case within twenty-four (24) months following a “change in control”, Mr. Sangster will be eligible to: (a) receive a lump sum payment equal to two (2) times the sum of his base salary plus target annual bonus; (b) receive a lump sum payment equal to the value of one year’s worth of certain benefits provided for in his employment agreement; (c) continue to receive certain medical and other benefits provided for in his employment agreement for twenty-four (24) months; (d) receive a pro-rated bonus for the year of termination based on the number of days worked during such year, paid on the normal payment date; and (e) receive payment for any reimbursable expenses incurred prior to the termination date and any unpaid bonus amounts earned for the year prior to the termination date.
Kean D. Driscoll.    Mr. Driscoll’s term of employment will continue until the Date of Termination which is the first to occur of the following: (a) the 12-month anniversary of the Company providing notice of termination without cause to Mr. Driscoll; (b) immediately upon the Company providing notice of termination for cause to Mr. Driscoll; (c) the 12-month anniversary of

Mr. Driscoll providing notice of termination to the Company whether with or without good reason; (d) the fifth day following the Company providing Notice of Termination to Mr. Driscoll as a result of Mr. Driscoll’s permanent disability; or (e) the date of Mr. Driscoll’s death.
The employment agreement provides that if it is terminated as a result of Mr. Driscoll’s resignation or leaving of his employment, other than for good reason, he shall continue to: (a) receive base salary and benefits through the Date of Termination; and (b) receive reimbursement for all reimbursable expenses incurred by him prior to the Date of Termination. No shares of restricted stock or stock options granted to Mr. Driscoll will vest on or following the date he provides notice of termination without good reason.
The employment agreement further provides that in the event of termination of Mr. Driscoll’s employment by Mr. Driscoll for good reason, by the Company with or without cause, as a result of Mr. Driscoll’s permanent disability or upon his death, Mr. Driscoll (or his estate, in the case of death) shall continue to: (a) receive base salary and benefits (i) in the case of termination by Mr. Driscoll for good reason or by the Company with or without cause, through the Date of Termination, and (ii) in the case of termination due to Mr. Driscoll’s permanent disability or death, through the six-month anniversary of the Date of Termination; (b) vest in any shares of restricted stock of the Company and any Company stock options granted to Mr. Driscoll through the Date of Termination; and (c) receive reimbursement for all reimbursable expenses incurred by Mr. Driscoll prior to the Date of Termination.
If Mr. Driscoll’s employment is terminated by the Company without “cause” or by Mr. Driscoll for “good reason”, in each case within twenty-four (24) months following a “change in control”, Mr. Driscoll will be eligible to: (a) receive a lump sum payment equal to two (2) times the sum of his base salary plus target annual bonus; (b) receive a lump sum payment equal to the value of one year’s worth of certain benefits provided for in his employment agreement; (c) continue to receive certain medical and other benefits provided for in his employment agreement for twenty-four (24) months; and (d) receive payment for any reimbursable expenses incurred prior to the termination date.
Robert F. Kuzloski. Mr. Kuzloski’s term of employment will continue until the Date of Termination which is the first to occur of the following: (a) the 12-month anniversary of the Company providing notice of termination without cause to Mr. Kuzloski; (b) immediately upon the Company providing notice of termination for cause to Mr. Kuzloski; (c) the 12-month anniversary of Mr. Kuzloski providing notice of termination to the Company whether with or without good reason; (d) the fifth day following the Company providing Notice of Termination to Mr. Kuzloski as a result of Mr. Kuzloski’s permanent disability; or (e) the date of Mr. Kuzloski’s death.
The employment agreement provides that if it is terminated as a result of Mr. Kuzloski’s resignation or leaving of his employment, other than for good reason, he shall continue to: (a) receive base salary and benefits through the Date of Termination; and (b) receive reimbursement for all reimbursable expenses incurred by him prior to the Date of Termination. No shares of restricted stock or stock options granted to Mr. Kuzloski will vest on or following the date he provides notice of termination without good reason.
The employment agreement further provides that in the event of termination of Mr. Kuzloski’s employment by Mr. Kuzloski for good reason, by the Company with or without cause, as a result of Mr. Kuzloski’s permanent disability or upon his death, Mr. Kuzloski (or his estate, in the case of death) shall continue to: (a) receive base salary and benefits (i) in the case of termination by Mr. Kuzloski for good reason or by the Company with or without cause, through the Date of Termination, and (ii) in the case of termination due to Mr. Kuzloski’s permanent disability or death, through the six-month anniversary of the Date of Termination; (b) vest in any shares of restricted stock of the Company and any Company stock options granted to Mr. Kuzloski through the Date of Termination; (c) receive reimbursement for all reimbursable expenses incurred by Mr. Kuzloski prior to the Date of Termination; and (d) in the event the employment period is terminated other than by the Company with cause, receive a bonus for the year notice of termination is given, prorated for the number of full or partial months during which Mr. Kuzloski provided services to the Company, payable at the time such bonus is payable to other employees of the Company.
If Mr. Kuzloski’s employment is terminated by the Company without “cause” or by Mr. Kuzloski for “good reason”, in each case within twenty-four (24) months following a “change in control”, Mr. Kuzloski will be eligible to: (a) receive a lump sum payment equal to two (2) times the sum of his base salary plus target annual bonus; (b) receive a lump sum payment equal to the value of one year’s worth of certain benefits provided for in his employment agreement; (c) continue to receive certain medical and other benefits provided for in his employment agreement for twenty-four (24) months; (d) receive a pro-rated bonus for one year of termination based on the number of days worked during such year, paid on the normal payment date; and (e) receive payment for any reimbursable expenses incurred prior to the termination date.
Peter A. Bilsby.    Mr. Bilsby’s term of employment will continue until the Date of Termination, which is the first to occur of the following: (a) the twelve month anniversary of the Company providing notice of termination without cause to Mr. Bilsby; (b) immediately upon the Company providing notice of termination for cause to Mr. Bilsby; (c) the twelve month anniversary of Mr. Bilsby’s providing notice of termination to the Company, whether with or without good reason; or (d) the date of Mr. Bilsby’s death.

The employment agreement provides that if it is terminated as a result of Mr. Bilsby’s resignation or leaving of his employment, other than for good reason, he shall continue to: (a) receive base salary and benefits through the Date of Termination; and (b) receive reimbursement for all reimbursable expenses incurred by him prior to the Date of Termination. No shares of restricted stock or stock options granted to Mr. Bilsby will vest on or following the date he provides notice of termination without good reason.
The employment agreement further provides that in the event of termination of Mr. Bilsby’s employment by Mr. Bilsby for good reason, by the Company with or without cause, as a result of Mr. Bilsby’s permanent disability or upon his death, Mr. Bilsby (or his estate, in the case of death) shall continue to: (a) receive base salary and benefits through the Date of Termination (in the case of termination due to Mr. Bilsby’s permanent disability or death, through the twelve month anniversary of the date of termination); (b) receive any unpaid bonus with respect to the year prior to the year in which the notice of termination is provided, payable at the times such bonuses are payable to other employees of the Company; (c) vest in any shares of restricted stock of the Company and any Company stock options granted to Mr. Bilsby through the Date of Termination; and (d) receive reimbursement for all reimbursable expenses incurred by Mr. Bilsby prior to the Date of Termination.
If Mr. Bilsby’s employment is terminated by the Company without “cause” or by Mr. Bilsby for “good reason”, in each case within twenty-four (24) months following a “change in control”, Mr. Bilsby will be eligible to: (a) receive a lump sum payment equal to two (2) times the sum of his base salary plus target annual bonus equal to 150% of base salary; (b) continue to receive certain medical and other benefits provided for in his employment agreement for twenty-four (24) months; and (c) receive payment for any reimbursable expenses incurred prior to the termination date and any unpaid bonus amounts earned for the year prior to the termination date.
For each of the employment agreements for Messrs. Noonan, Sangster, Driscoll, Kuzloski and Bilsby, “Cause” means (a) theft or embezzlement by the executive with respect to the Company or its Subsidiaries; (b) malfeasance or gross negligence in the performance of the executive’s duties; (c) the commission by the executive of any felony or any crime involving moral turpitude; (d) willful or prolonged absence from work by the executive (other than by reason of disability due to physical or mental illness or at the direction of the Company or its Subsidiaries) or failure, neglect or refusal by the executive to perform his duties and responsibilities without the same being corrected within ten (10) days after being given written notice thereof; (e) for Messrs. Noonan, Sangster and Bilsby, failure by the executive to substantially perform his duties and responsibilities thereunder without the same being corrected within thirty (30) days after being given written notice thereof, as determined by the Company in good faith, and for Mr. Driscoll and Mr. Kuzloski, failure by the executive to adequately perform his duties and responsibilities hereunder without the same being corrected within thirty (30) days after being given written notice thereof, as determined by the Company in good faith; (f) continued and habitual use of alcohol by the executive to an extent which materially impairs the executive’s performance of his duties without the same being corrected within ten (10) days after being given written notice thereof; (g) the executive’s use of illegal drugs without the same being corrected within ten (10) days after being given written notice thereof; (h) the executive’s failure to use his best efforts to obtain, maintain or renew the required work permit in a timely manner, without the same being corrected within ten (10) days after being given written notice thereof; or (i) the material breach by the executive of any of the covenants contained in the employment agreement without, in the case of any breach capable of being corrected, the same being corrected within ten (10) days after being given written notice thereof.
Additionally, for each of the employment agreements for Messrs. Noonan, Sangster, Driscoll, Kuzloski and Bilsby, “Good Reason” means, without the executive’s written consent, (a) a material breach of this Agreement by the Company; (b) a material reduction in the executive’s base salary; or (c) a material and adverse change by the Company in the executive’s duties and responsibilities, other than due to the executive’s failure to adequately perform such duties and responsibilities as determined by the Board in good faith; provided, however, that, it is a condition precedent to the executive’s right to terminate employment for Good Reason that (i) the executive shall first have given the Company written notice that an event or condition constituting Good Reason has occurred within ninety days after such occurrence, and any failure to give such written notice within such period will result in a waiver by the executive of his right to terminate for Good Reason as a result of such event or condition, and (ii) a period of thirty days from and after the giving of such written notice shall have elapsed without the Company having effectively cured or remedied such occurrence during such 30-day period; provided further, however, that the executive’s termination of employment due to “Good Reason” must occur not later than one hundred fifty days following the initial existence of the condition giving rise to ‘Good Reason.’
Each employment agreement includes an agreement by the executive to certain confidentiality and non-solicitation provisions.

Assuming each executive's employment terminated under each of the circumstances described above on December 31, 2017, the payments and benefits due would have an estimated value of:

Event and Executive	Salary	Vesting in stock awards and options (a)	Non-Equity Incentive Plan compensation	All other compensation	Total
Edward J. Noonan
Resignation with good reason, termination without cause	$985,625	$5,979,719	$1,478,438	$1,179,005	$9,622,787
Resignation without good reason	985,625	—	—	1,179,005	2,164,630
Termination as a result of permanent disability or death	—	5,979,719	1,478,438	—	7,458,157
Termination with cause	—	—	—	—	—
Resignation with good reason, termination without cause, and change in control of the Company	1,971,250	5,979,719	2,956,875	293,426	11,201,270
Jeffrey D. Sangster
Resignation with good reason, termination without cause	625,000	3,857,152	937,500	285,261	5,704,913
Resignation without good reason	625,000	—	—	285,261	910,261
Termination as a result of permanent disability or death	312,500	3,857,152	937,500	142,631	5,249,783
Termination with cause	—	—	—	—	—
Resignation with good reason, termination without cause, and change in control of the Company	1,250,000	3,857,152	1,875,000	245,000	7,227,152
Kean D. Driscoll
Resignation with good reason, termination without cause	625,000	4,992,147	937,500	468,397	7,023,044
Resignation without good reason	625,000	—	—	468,397	1,093,397
Termination as a result of permanent disability or death	312,500	4,992,147	937,500	234,199	6,476,346
Termination with cause	—	—	—	—	—
Resignation with good reason, termination without cause, and change in control of the Company	1,250,000	4,992,147	1,875,000	418,400	8,535,547
Robert F. Kuzloski
Resignation with good reason, termination without cause	550,000	3,321,889	825,000	413,845	5,110,734
Resignation without good reason	550,000	—	—	413,845	963,845
Termination as a result of permanent disability or death	275,000	3,321,889	825,000	206,923	4,628,812
Termination with cause	—	—	—	—	—
Resignation with good reason, termination without cause, and change in control of the Company	1,100,000	3,321,889	1,650,000	362,308	6,434,197
Peter A. Bilsby
Resignation with good reason, termination without cause	593,604	3,681,719	890,406	96,059	5,261,788
Resignation without good reason	593,604	—	—	96,059	689,663
Termination as a result of permanent disability or death	296,802	3,681,719	890,406	96,059	4,964,986
Termination with cause	—	—	—	—	—
Resignation with good reason, termination without cause, and change in control of the Company	1,187,208	3,681,719	1,780,812	118,721	6,768,460

(a)	Based on the closing price of the Company’s common stock on December 29, 2017 of $46.92.
Restricted Share and Option Agreements
Messrs. Noonan, Sangster and Driscoll were each granted restricted shares in connection with our IPO and periodically thereafter. Mr. Kuzloski and Mr. Bilsby were each granted restricted shares at the commencement of their employment with the Company and periodically thereafter. Each Restricted Share Agreement evidencing such grants provides that in the event the executive’s employment is terminated by the Company not for cause or by the executive for good reason, 45% of the grant shall vest upon the delivery of a notice of termination (or at the end of the applicable correction period following delivery of a notice of termination) and the remaining 55% of the grant will vest on the last vesting date of the award, but only if the executive does not breach the remaining applicable terms of his employment agreement, including the duties owed during any “garden leave” period and the confidentiality, non-competition, non-solicitation and assignment of inventions covenants to the extent contained therein. With respect to performance share awards, each award shall vest in the aforementioned percentages at target. In the event of the executive’s breach of any of such terms, duties or covenants, any unvested portion of the grant shall be immediately forfeited by the executive. In addition, if the executive’s employment is terminated by the Company not for cause or by the executive for good reason within two years following a change in control, the grant shall become immediately vested in full upon such termination of employment. With respect to performance share awards, each award shall immediately vest in full at target.
For each of the agreements described above, change in control has the meaning set forth in the 2005 Amended and Restated Long-Term Incentive Plan.
CEO Pay Ratio
As a result of the recently adopted rules under the Dodd-Frank Act, the SEC requires the disclosure of the CEO to median employee pay ratio. We included all employees as of December 31, 2017 except for our CRS employees. On May 1, 2017, the Company acquired all of the outstanding shares of CRS; therefore, we excluded our CRS employees in the total population in accordance with the adopted rules. The pay elements that we used as our consistently applied compensation measure to identify the median employee are:

•	Base salary;

•	Annual incentive payment received for performance in fiscal year 2017; and

•	Long-term incentive compensation granted in fiscal year 2017.
We used the applicable foreign exchange rates to U.S. dollar for those compensation elements paid in foreign currency. Finally, we determined the median employee by ranking the total annual compensation of all employees, excluding the CEO and our CRS employees, from lowest to highest.
Based on the above criteria, Mr. Noonan had an annual total compensation of $2,260,625 for the fiscal year ended December 31, 2017. Our median employee’s annual total compensation for 2017 is $112,296. As a result, we estimated that Mr. Noonan’s 2017 annual total compensation was approximately 20 times that of our median employee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Ownership of Common Stock by Management and Certain Beneficial Owners
The following table sets forth information as of March 26, 2018 regarding the beneficial ownership of our common shares by:

•	each person known by us to beneficially own more than 5% of our outstanding common shares;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The information provided in the table below with respect to each principal shareholder has been obtained from that shareholder.

Beneficial owner (a)(b)(c)		Common shares	Unvested restricted shares	Total common shares and common share equivalents	Total beneficial ownership (%) (d)
Funds affiliated with or managed by The Vanguard Group	(e)	6,416,430	—	6,416,430	8.09%
Funds affiliated with or managed by Capital World Investors (U.S.)	(f)	4,656,948	—	4,656,948	5.87%
Funds affiliated with or managed by Boston Partners	(g)	4,341,599	—	4,341,599	5.47%
Edward J. Noonan	(h)	1,129,100	82,624	1,211,724	1.42%
Jeffrey D. Sangster	(h)	136,206	52,984	189,190	0.17%
Kean D. Driscoll	(h)	27,952	62,281	90,233	0.04%
Robert F. Kuzloski	(h)	68,388	54,001	122,389	0.09%
Peter A. Bilsby	(h)	29,324	51,463	80,787	0.04%
John J. Hendrickson		60,000	54,135	114,135	0.08%
Michael E.A. Carpenter		225,905	—	225,905	0.28%
Matthew J. Grayson		51,393	—	51,393	0.06%
Jeffrey W. Greenberg		3,027	—	3,027	—%
Jean-Marie Nessi		1,873	—	1,873	—%
Mandakini Puri		6,756	—	6,756	0.01%
Gail Ross		2,900	—	2,900	—%
Dr. Therese M. Vaughan		6,756	—	6,756	0.01%
Mahmoud Abdallah		6,756	—	6,756	0.01%
Christopher E. Watson		1,822	—	1,822	—%
Karin Hirtler-Garvey		2,994	—	2,994	—%
Directors and Executive Officers as a group (22 persons)		1,896,567	553,337	2,449,904	2.39%
Shares held by other persons owning less than 5%		62,017,484	1,622,483	63,639,967	78.18%
Total	(i)	79,329,028	2,175,820	81,504,848	100.00%

(a)	All holdings in this beneficial ownership table have been rounded to the nearest whole share.

(b)	Except as otherwise provided in these footnotes, excludes shares as to which beneficial ownership is disclaimed.

(c)
The addresses of each beneficial owner are as follows: Funds affiliated with or managed by The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355; funds affiliated with or managed by Capital World Investors (U.S.), 333 South Hope Street, 55th Floor, Los Angeles, CA 90071; and funds affiliated with or managed by Boston Partners, 909 3rd Avenue, New York, NY 10022. The address of each other beneficial owner listed is c/o Validus Holdings, Ltd., 29 Richmond Road, Pembroke HM08 Bermuda.

(d)
The percentage of beneficial ownership for all holders has been rounded to the nearest 1/10th of a percentage. Total beneficial ownership is determined in accordance with the rules of the SEC and includes common shares issuable within 60 days of March 26, 2018 upon the exercise of all options and other rights beneficially owned by the indicated person on that date. Under our Bye-laws, if, and for so long as, the common shares of a shareholder, including any votes conferred by “controlled shares” would otherwise represent more than 9.09% of the aggregate voting power of all common shares entitled to vote on a matter, including an election of directors, the votes conferred by such shares will be reduced by whatever amount is necessary such that, after giving effect to any such reduction (and any other reductions in voting power required by our Bye-laws), the votes conferred by such shares represent 9.09% of the aggregate voting power of all common shares entitled to vote on such matter.

(e)	As set forth in Amendment No. 4 to Schedule 13G filed on February 8, 2018.

(f)	As set forth in Form 13G filed on February 14, 2018.

(g)	As set forth in Form 13G filed on February 13, 2018.

(h)	Unvested restricted shares held by our named executive officers accumulate dividends and may be voted.

(i)	Total common shares and common share equivalents include 108,101 unvested restricted share units, which are not entitled to vote.
To our knowledge, except as noted above, no person or entity is the beneficial owner of more than 5% of the voting power of the Company’s stock.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
We have established written procedures for the review of transactions between us and any company affiliated with funds managed by Aquiline Capital Partners LLC (“Aquiline Capital”) or any other company in which our officers or directors have a material interest. We refer to a company in which Aquiline Capital has a material interest as a “portfolio company.” Any such transaction must be reviewed and approved by our management or the management of the operating subsidiary entering into the transaction, and the terms of such transaction should be arm’s-length or on terms that are otherwise fair to the Company. Any such transaction will also require prior approval of the audit committee, except reinsurance assumed transactions with a portfolio company that senior management has determined are in the ordinary course. Furthermore, the effect, if any, of such a transaction on the independence of any director will be considered.
Subsequent to July 2016, Aquiline Capital ceased to be shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Mr. Watson, a director of the Company and senior principal of Aquiline Capital, continues to serve as a director of Group Ark.
Pursuant to reinsurance agreements with a subsidiary of Wellington Insurance Company (“Wellington”), the Company recognized gross premiums written during the year ended December 31, 2017 of $4,196,000 with $211,000 included in premiums receivable at December 31, 2017. The Company also recognized earned premium adjustments during the year ended December 31, 2017 of $4,377,000. Aquiline is a shareholder of Wellington and Mr. Watson, a director of the Company and senior principal of Aquiline, serves as a director of Wellington.
On December 20, 2011, the Company, entered into an Assignment and Assumption Agreement (the “Agreement”) with Aquiline Capital Partners LLC, a Delaware limited liability company (the “Assignor”) and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the “Aquiline II General Partner”) pursuant to which the Company has assumed 100% of the Assignor’s interest in Aquiline Financial Services Fund II L.P. (the “Aquiline II Partnership”) representing a total capital commitment of $50,000,000 (the “Aquiline II Commitment”), as a limited partner in the Partnership (the “Transferred Interest”). The Transferred Interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement of the Fund.
On October 2, 2014, the Company assumed an additional investment in Aquiline II Partnership as part of the Western World acquisition representing a total capital commitment of $10,000,000. This interest is also governed by the terms of the Aquiline II Limited Partnership Agreement. The Company’s remaining commitment at December 31, 2017 was $3,229,000. For the year ended December 31, 2017, the Company paid $356,000 in fees to the Aquiline II Partnership and had net capital distributions of $12,920,000.
On November 7, 2014, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Aquiline Capital Partners III GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "Aquiline III General Partner") pursuant to which the Company committed and agreed to purchase limited partnership or other comparable limited liability equity interests (the "Limited Partnership Interests") in Aquiline Financial Services Fund III L.P., a Cayman Islands exempted limited partnership (the “Aquiline III Partnership”), and/or one or more Alternative Investment Vehicles and Intermediate Entities (together with the Aquiline III Partnership, the "Fund" or the "Entities") with a capital commitment (the "Aquiline III Commitment") in an amount equal to $100,000,000, as a limited partner in the Aquiline III Partnership. The Limited Partnership Interests are governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement. The Company's remaining commitment at December 31, 2017 was $66,285,000. For the year ended December 31, 2017, the Company paid $2,019,000 in fees to the Aquiline III Partnership and had net capital distributions of $13,232,000.

On March 20, 2017, the Company entered into a Subscription Agreement with Aquiline Technology Growth GP Ltd, (the "Aquiline Tech General Partner") pursuant to which the Company committed and agreed to purchase limited partnership or other comparable limited liability equity interests (the "Limited Partnership Interests") in Aquiline Tech, a Cayman Islands exempted limited partnership (the "Aquiline Tech Partnership"), with a capital commitment in an amount equal to $20,000,000. The limited partnership interests are governed by the terms of an amended and restated exempted limited partnership agreement. The Company's remaining commitment at December 31, 2017 was $16,142,000. For the year ended December 31, 2017, the Company paid $488,000 in fees to the Aquiline Tech Partnership and had net capital contributions of $3,848,000.

On December 22, 2017, the Company entered into a Subscription Agreement with Aquiline Co-Invest III GP Ltd., a Cayman Islands exempted company (the "Aquiline Armour General Partner") pursuant to which the Company committed and agreed to purchase limited partnership or other comparable limited liability equity interests in Aquiline Armour, a Cayman Islands exempted limited partnership (the "Aquiline Armour Partnership"), and/or one or more Alternative Investment Vehicles and Intermediate Entities (together with the Aquiline Armour Partnership, the "Fund" or the "Entities") with a capital commitment (the "Aquiline Armour Commitment") in an amount equal to $40,340,000 as a limited partner in the Aquiline Armour Partnership. As at December 31, 2017, no capital contributions had been made in relation to this commitment. The Limited Partnership Interests are governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of December 22, 2017.
See also Item 10. “Compensation Committee Interlocks and Insider Participation.”
The employers of or entities associated with certain directors or their affiliates have purchased or may in the future purchase in the ordinary course of business insurance and/or reinsurance from the Company on terms the Company believes were and will be no more favorable to these insureds than those made available to other customers.

Item 14.    Principal Accountant Fees and Services
Audit Committee Report
The primary purpose of the Audit Committee is to assist in the Board’s oversight of the integrity of the Company’s financial statements, including its system of internal controls, the Independent Auditor’s qualifications, independence and performance, the performance of the Company’s internal audit function and the Company’s compliance with legal and regulatory requirements. The Audit Committee is directly responsible for the selection (subject to the approval of shareholders), compensation, retention and oversight of the work of the Independent Auditor for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services for the Company. During 2017, Messrs. Carpenter (Chairman), Grayson, Nessi, Dr. Vaughan, and Mses. Ross and Hirtler-Garvey served on the Audit Committee. During the third quarter of 2017, Mr. Nessi stepped down from the Audit Committee and Ms. Hirtler-Garvey joined the Audit Committee. The Audit Committee is currently comprised of five Directors and operates under a written charter, which is posted on the Company’s website at www.validusholdings.com. It is not the responsibility of the Audit Committee to plan or conduct audits or to determine that the Company’s financial statements are complete and accurate and are in accordance with Generally Accepted Accounting Principles and applicable rules and regulations. The financial statements are the responsibility of the Company’s management. The Independent Auditor is responsible for expressing an opinion on these financial statements based on their audit. It is also not the responsibility of the Audit Committee to assure compliance with laws and regulations, the Company’s Code of Business Conduct and Ethics for Directors, Officers and Employees and Code of Ethics for Senior Officers or to set or determine the adequacy of the Company’s reserves.
Based on the Audit Committee’s review of the audited financial statements, its discussions with management regarding the audited financial statements, its receipt of written disclosures and the letter from the Independent Auditor required by applicable requirements of the Public Company Accounting Oversight Board regarding communications with the Audit Committee concerning independence, its discussions with the Independent Auditor regarding such auditor’s independence, the audited financial statements, the matters required to be discussed by the Statement on Auditing Standards 1301, and other matters the Audit Committee deemed relevant and appropriate, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements for the fiscal year ended December 31, 2017 be included in the Company’s Annual Report on Form 10-K for such fiscal year.

Audit Committee
Michael E.A. Carpenter (Chairman) Matthew J. Grayson Karin Hirtler-Garvey Gail Ross Dr. Therese M. Vaughan
Principal Auditor Fees and Services
The following table summarizes professional services rendered by PricewaterhouseCoopers Ltd. ("PwC") for the fiscal years ended December 31, 2017 and 2016.

	2017	2016
Audit fees (a)	$5,711,762	$6,146,065
Audit related fees (b)	530,436	185,820
Tax fees (c)	51,025	418,201
All other fees (d)	15,020	15,020
Total	6,308,243	6,765,106

(a)
Such audit fees are for professional services rendered primarily in connection with the audit and quarterly review of the consolidated financial statements and other attestation services that comprised the audits for insurance statutory and regulatory purposes in the various jurisdictions in which the Company operates and the provision of certain opinions relating to the Company’s filings with the SEC.

(b)	These fees are comprised of audit fees in connection with technical accounting considerations and other related fees.

(c)	These fees are related to professional services rendered for various corporate and other taxation issues.

(d)	These fees are related to services provided in connection with human resource related services and other technical accounting guidance.

General
The Audit Committee has adopted procedures for pre-approving all audit and permissible non-audit services provided by the Independent Auditor. The Audit Committee will annually review and pre-approve the audit, review and attestation services to be provided during the next audit cycle by the Independent Auditor and may annually review and pre-approve any permitted non-audit services to be provided during the next audit cycle by the Independent Auditor. To the extent practicable, the Audit Committee will also review and approve a budget for such services. Services proposed to be provided by the Independent Auditor that have not been pre-approved during the annual review and the fees for such proposed services must be pre-approved by the Audit Committee or its designated subcommittee. Additionally, fees for previously approved services that are expected to exceed the previously approved budget must also be pre-approved by the Audit Committee or its designated subcommittee. All requests or applications for the Independent Auditor to provide services to the Company are submitted to the Audit Committee or its designated subcommittee. When such a pre-submission is not practicable, the Company receives pre-approval in writing from the Chairman of the Audit Committee and such approval is then ratified by the full Audit Committee at the next regularly scheduled meeting of such committee.
The Audit Committee considered whether the provision of non-audit services performed by the Independent Auditor was compatible with maintaining PwC’s independence during 2017. The Audit Committee concluded in 2017 that the provision of these services was compatible with the maintenance of PwC’s independence in the performance of its auditing functions during 2017.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
Financial Statements, Financial Statement Schedules and Exhibits.

(a)	Financial Statements and Financial Statement Schedules: See Original Form 10-K.

(b)
The exhibits numbers followed by an asterisk (*) indicate exhibits physically filed with this Amendment to Annual Report on Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference.

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

10.28
Subscription Agreement dated as of December 22, 2017 between Aquiline Co-Invest III GP Ltd. and Validus Reinsurance, Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2017)

10.29
Credit Agreement, dated as of August 7, 2017, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., and Barclays Bank PLC, as Lender (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 8, 2017)

10.30
Unsecured Revolving Credit Agreement, dated as of August 7, 2017, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., and HSBC Bank USA, National Association, as lender (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 8, 2017)

10.31
Subscription Agreement dated as of March 3, 2017 between Aquiline Technology Growth Fund L.P. and Western World Insurance Company (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2018)

10.32
Subscription Agreement dated as of March 3, 2017 between Aquiline Technology Growth Fund L.P. and Tudor Insurance Company (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2018)

12		Ratio of Earnings to Fixed Charges and Preferred Dividends (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2018)

21		Subsidiaries of the Registrant (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2018)

23		Consent of PricewaterhouseCoopers Ltd. (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2018)

24		Power of attorney (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2018)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2018)

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2018)

31.3	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.4	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32	Section 1350 Certification (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2018)

101.INS	XBRL Instance Document (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2018)

101.SCH	XBRL Taxonomy Extension Schema Document (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2018)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2018)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2018)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2018)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2018)
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on March 27, 2018.

Validus Holdings, Ltd.

By:	/s/ EDWARD J. NOONAN
	Name:	Edward J. Noonan
	Title:	Chief Executive Officer

By:	/s/ JEFFREY D. SANGSTER
	Name:	Jeffrey D. Sangster
	Title:	Executive Vice President and Chief Financial Officer