Form 10-Q
period 2018-03-31
VALIDUS HOLDINGS LTD
filed 2018-05-02
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 79,329,028 outstanding Common Shares, $0.175 par value per share, of the registrant.

2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Validus Holdings, Ltd.
Consolidated Balance Sheets
As at March 31, 2018 (unaudited) and December 31, 2017
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Fixed maturity investments trading, at fair value (amortized cost: 2018—$5,874,140; 2017—$5,876,261)	$5,803,022	$5,858,348
Short-term investments trading, at fair value (amortized cost: 2018—$3,638,995; 2017—$3,381,714)	3,638,940	3,381,757
Other investments, at fair value (cost: 2018—$331,950; 2017—$330,416)	357,246	355,218
Investments in investment affiliates, equity method (cost: 2018—$75,302; 2017—$61,944)	113,471	100,137
Cash and cash equivalents	672,173	754,990
Restricted cash	302,277	394,663
Total investments and cash	10,887,129	10,845,113
Premiums receivable	1,865,460	939,487
Deferred acquisition costs	309,825	213,816
Prepaid reinsurance premiums	390,900	132,938
Securities lending collateral	4,210	2,717
Loss reserves recoverable	979,944	1,233,997
Paid losses recoverable	59,892	46,873
Income taxes recoverable	7,705	9,044
Deferred tax asset	56,739	52,467
Receivable for investments sold	31,512	12,182
Intangible assets	169,168	171,411
Goodwill	229,573	229,573
Accrued investment income	29,621	29,096
Other assets	578,964	508,165
Total assets	$15,600,642	$14,426,879
Liabilities
Reserve for losses and loss expenses	$4,632,629	$4,831,390
Unearned premiums	2,242,368	1,147,186
Reinsurance balances payable	398,861	331,645
Securities lending payable	4,210	2,717
Deferred tax liability	3,633	4,600
Payable for investments purchased	85,946	74,496
Accounts payable and accrued expenses	520,916	1,225,875
Notes payable to AlphaCat investors	1,268,194	1,108,364
Senior notes payable	245,614	245,564
Debentures payable	539,572	539,158
Total liabilities	9,941,943	9,510,995
Commitments and contingent liabilities
Redeemable noncontrolling interests	1,423,110	1,004,094
Shareholders’ equity
Preferred shares (Issued and Outstanding: 2018—16,000; 2017—16,000)	400,000	400,000
Common shares (Issued: 2018—162,003,969; 2017—161,994,491; Outstanding: 2018—79,329,028; 2017—79,319,550)	28,351	28,349
Treasury shares (2018—82,674,941; 2017—82,674,941)	(14,468)	(14,468)
Additional paid-in capital	824,356	814,641
Accumulated other comprehensive income (loss)	9,405	(22,192)
Retained earnings	2,653,588	2,688,742
Total shareholders’ equity available to Validus	3,901,232	3,895,072
Noncontrolling interests	334,357	16,718
Total shareholders’ equity	4,235,589	3,911,790
Total liabilities, noncontrolling interests and shareholders’ equity	$15,600,642	$14,426,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of (Loss) Income and Comprehensive Income
For the Three Months Ended March 31, 2018 and 2017 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Revenues
Gross premiums written	$1,832,456	$1,190,857
Reinsurance premiums ceded	(376,294)	(200,106)
Net premiums written	1,456,162	990,751
Change in unearned premiums	(837,220)	(415,375)
Net premiums earned	618,942	575,376
Net investment income	52,072	40,214
Net realized gains (losses) on investments	2,200	(1,164)
Change in net unrealized (losses) gains on investments	(57,381)	13,348
Income from investment affiliates	13,068	5,188
Other insurance related income and other income	25,540	1,330
Foreign exchange gains	525	1,569
Total revenues	654,966	635,861
Expenses
Losses and loss expenses	321,545	269,585
Policy acquisition costs	116,456	111,628
General and administrative expenses	114,726	87,924
Share compensation expenses	9,729	9,491
Finance expenses	14,263	13,943
Transaction expenses	7,756	—
Total expenses	584,475	492,571
Income before taxes and (income) attributable to AlphaCat investors	70,491	143,290
Tax benefit	6,833	3,549
(Income) attributable to AlphaCat investors	(10,862)	(7,503)
Net income	66,462	139,336
Net (income) attributable to noncontrolling interests	(64,712)	(42,572)
Net income available to Validus	1,750	96,764
Dividends on preferred shares	(5,828)	(2,203)
Net (loss) income (attributable) available to Validus common shareholders	$(4,078)	$94,561

Comprehensive income:
Net income	$66,462	$139,336
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	1,837	597
Change in minimum pension liability	(38)	68
Change in fair value of cash flow hedges	28,763	98
Other comprehensive income, net of tax	30,562	763
Comprehensive (income) attributable to noncontrolling interests	(64,712)	(42,572)
Comprehensive income available to Validus	$32,312	$97,527

(Loss) earnings per common share
Basic (loss) earnings per share (attributable) available to Validus common shareholders	$(0.05)	$1.19
(Loss) earnings per diluted share (attributable) available to Validus common shareholders	$(0.05)	$1.17
Cash dividends declared per common share	$0.38	$0.38

Weighted average number of common shares and common share equivalents outstanding:
Basic	79,325,688	79,133,671
Diluted	79,325,688	80,739,142

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2018 and 2017 (unaudited)
(Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Preferred shares
Balance, beginning and end of period	$400,000	$150,000

Common shares
Balance, beginning of period	$28,349	$28,224
Common shares issued, net	2	1
Balance, end of period	$28,351	$28,225

Treasury shares
Balance, beginning and end of period	$(14,468)	$(14,376)

Additional paid-in capital
Balance, beginning of period	$814,641	$821,023
Common shares (redeemed) issued, net	(14)	(168)
Share compensation expenses	9,729	9,491
Balance, end of period	$824,356	$830,346

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(22,192)	$(23,216)
Other comprehensive income	30,562	763
Amounts reclassified from accumulated other comprehensive income (loss)	1,035	—
Balance, end of period	$9,405	$(22,453)

Retained earnings
Balance, beginning of period	$2,688,742	$2,876,636
Net income	66,462	139,336
Net (income) attributable to noncontrolling interests	(64,712)	(42,572)
Dividends on common shares	(31,076)	(31,063)
Dividends on preferred shares	(5,828)	(2,203)
Balance, end of period	$2,653,588	$2,940,134

Total shareholders’ equity available to Validus	$3,901,232	$3,911,876
Noncontrolling interests	334,357	330,597
Total shareholders’ equity	$4,235,589	$4,242,473

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017 (unaudited)
(Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$66,462	$139,336
Adjustments to reconcile net income to cash provided by operating activities:
Share compensation expenses	9,729	9,491
Amortization of discount on Senior Notes	27	27
(Income) from investment and operating affiliates	(13,068)	(5,188)
Net realized and change in net unrealized losses (gains) on investments	55,181	(12,184)
Amortization of intangible assets	2,243	1,416
Foreign exchange (gains) included in net income	(9,885)	(4,938)
Amortization of premium on fixed maturity investments	3,899	3,536
Change in operational balance sheet items:
Premiums receivable	(924,817)	(488,653)
Deferred acquisition costs	(96,009)	(82,953)
Prepaid reinsurance premiums	(257,962)	(121,050)
Loss reserves recoverable	255,701	(20,743)
Paid losses recoverable	(13,069)	(2,619)
Reserve for losses and loss expenses	(207,632)	53,436
Unearned premiums	1,095,182	536,425
Reinsurance balances payable	66,720	63,070
Other operational balance sheet items, net	13,240	(50,610)
Net cash provided by operating activities	45,942	17,799

Cash flows provided by (used in) investing activities
Proceeds on sales of fixed maturity investments	785,662	743,631
Proceeds on maturities of fixed maturity investments	166,651	123,269
Purchases of fixed maturity investments	(963,990)	(676,349)
Purchases (sales) of short-term investments, net	(257,214)	11,030
Purchases of other investments, net	(1,137)	(34,295)
Increase in securities lending collateral	(1,493)	(607)
(Investments in) distributions from investment affiliates, net	(266)	10,922
Net cash (used in) provided by investing activities	(271,787)	177,601

Cash flows provided by (used in) financing activities
Net proceeds on issuance of notes payable to AlphaCat investors	155,966	73,048
Redemption of common shares, net	(12)	(167)
Dividends paid on preferred shares	(5,828)	(2,203)
Dividends paid on common shares	(31,032)	(30,092)
Increase in securities lending payable	1,493	607
Third party investments in redeemable noncontrolling interests	385,300	103,699
Third party redemptions of redeemable noncontrolling interests	(173,986)	(68,296)
Third party investments in noncontrolling interests	281,300	154,980
Third party distributions of noncontrolling interests	—	(62,770)
Third party subscriptions deployed on funds and sidecars, net	(578,666)	(144,452)
Net cash provided by financing activities	34,535	24,354
Effect of foreign currency rate changes on cash and cash equivalents and restricted cash	16,107	5,798
Net (decrease) increase in cash and cash equivalents and restricted cash	(175,203)	225,552
Cash and cash equivalents and restricted cash—beginning of period	1,149,653	490,932
Cash and cash equivalents and restricted cash—end of period	$974,450	$716,484

Supplemental disclosure of cash flow information:
Taxes paid during the year	$460	$16
Interest paid during the year	$19,068	$19,073
The accompanying notes are an integral part of these Consolidated Financial Statements.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

1. Basis of preparation and consolidation
These unaudited Consolidated Financial Statements (the “Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in Validus Holdings, Ltd.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”).
During the fourth quarter of 2017, the Company changed its reportable segments to “Reinsurance,” “Insurance,” and “Asset Management.” The change in reportable segments and primary lines of business had no impact on the Company’s historical consolidated financial positions, results of operations or cash flows as previously reported. Where applicable, all prior periods presented have been reclassified to conform to this new presentation.
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
2. Recent accounting pronouncements
Accounting Standards Adopted in 2018
In May 2014, the FASB issued Accounting Standards Updated (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March and April 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.” The amendments in these ASUs clarify the implementation guidance within ASU 2014-09 on principal versus agent considerations and

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

the aspects of identifying performance obligations, respectively, while retaining the related principals in those areas. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients.” The amendments in this ASU do not change the core principal of the guidance in Topic 606. Rather, the amendments provide clarifying guidance in a few narrow areas and add practical expedients to reduce the potential for diversity in practice as well as the cost and complexity of applying the guidance. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606 - Revenue from Contracts with Customers.” The amendments in this ASU affect narrow aspects of the guidance issued in ASU 2014-09. The amendments in these ASUs became effective for the Company on January 1, 2018.
This guidance impacts the timing of performance fee recognition by AlphaCat Managers Ltd. (“AlphaCat Managers”). Previously, the performance fees were recognized by AlphaCat Managers monthly, on a seasonal basis, in line with the underlying insurance contract portfolio of the AlphaCat sidecars and higher risk ILS funds it manages. However, upon adoption of this guidance, performance fees are now only recognized when it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur. While performance fees are variable and dependent on the results of these entities, the adoption of this guidance did not have a material impact on the results of the Company.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and measurement of financial assets and financial liabilities.” The amendments in this ASU address certain aspects of recognition, measurement and disclosure of financial instruments. The amendments in this ASU became effective for the Company on January 1, 2018. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” This ASU is directed at reducing diversity in practice and addresses eight specific issues in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU became effective for the Company on January 1, 2018. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) - Intra- Entity Transfers of Assets Other Than Inventory,” This ASU aims to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Prior to the effective date of this ASU, U.S. GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The ASU requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This ASU does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments in this ASU became effective for the Company on January 1, 2018. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issues ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU became effective for the Company on January 1, 2018. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In May 2017, the FASB issues ASU 2017-09, “Compensation - Stock Compensation (Topic 718).” This ASU is directed at reducing diversity in practice when applying the accounting guidance to a change in the terms or conditions of a share-based payment award. The amendments in this ASU became effective for the Company on January 1, 2018. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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
Pursuant to the Merger Agreement, at the effective time of the Merger, holders of the Company’s common shares will be entitled to receive consideration of $68.00 in cash per common share. Each of the Company’s issued and outstanding Series A and Series B Preferred Shares will remain issued and outstanding as a “Series A Preferred Share” and “Series B Preferred Share,” respectively, of the Surviving Company.
The Merger is expected to close in mid-2018, subject to regulatory approvals and other customary closing conditions. The Merger Agreement permits the Company to pay out regular quarterly cash dividends not to exceed $0.38 per common share, with its quarterly dividend for the second fiscal quarter for 2018 to be paid prior to the closing of the Merger even if such closing occurs prior to the regular record or payment date of such dividend.
Crop Risk Services (“CRS”)
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
For further information regarding the acquisition of CRS please refer to Note 5, “Business combinations,” included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
The amortized cost (or cost) and fair value of the Company’s investments as at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
Managed investments
U.S. government and government agency	$598,080	$589,161	$733,510	$727,397
Non-U.S. government and government agency	318,542	318,345	310,845	312,239
U.S. states, municipalities and political subdivisions	186,551	184,964	201,347	201,303
Agency residential mortgage-backed securities	992,087	968,258	984,387	978,049
Non-agency residential mortgage-backed securities	43,522	43,487	40,264	40,373
U.S. corporate	1,553,311	1,534,805	1,531,498	1,533,395
Non-U.S. corporate	417,264	415,156	420,522	422,249
Bank loans	475,154	468,815	450,320	442,951
Asset-backed securities	744,051	741,712	657,234	658,303
Commercial mortgage-backed securities	325,058	318,392	315,002	312,395
Total fixed maturities	5,653,620	5,583,095	5,644,929	5,628,654
Short-term investments	188,306	188,251	229,968	230,011
Other investments
Hedge funds	6,954	15,758	6,954	15,774
Private equity investments	64,424	79,774	63,684	78,407
Fixed income investment funds	199,802	200,944	203,167	204,426
Overseas deposits	60,770	60,770	56,611	56,611
Total other investments	331,950	357,246	330,416	355,218
Investments in investment affiliates (a)	75,302	113,471	61,944	100,137
Total managed investments	$6,249,178	$6,242,063	$6,267,257	$6,314,020
Non-managed investments
Catastrophe bonds	$220,520	$219,927	$231,332	$229,694
Short-term investments	3,450,689	3,450,689	3,151,746	3,151,746
Total non-managed investments	3,671,209	3,670,616	3,383,078	3,381,440
Total investments	$9,920,387	$9,912,679	$9,650,335	$9,695,460

(a)	The Company’s investments in investment affiliates have been treated as equity method investments with the corresponding gains and losses recorded in income as “Income from investment affiliates.”

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(a)	Fixed maturity investments
The following table sets forth certain information regarding Standard & Poor’s credit quality ratings (or an equivalent rating with another recognized rating agency) of the Company’s fixed maturity investments as at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Fair Value	% of Total	Fair Value	% of Total
Managed fixed maturities
AAA	$2,648,321	45.7%	$2,715,074	46.4%
AA	419,695	7.2%	442,397	7.6%
A	1,159,233	20.0%	1,137,795	19.4%
BBB	830,866	14.3%	828,392	14.1%
Total investment grade managed fixed maturities	5,058,115	87.2%	5,123,658	87.5%
BB	170,818	2.9%	168,967	2.9%
B	240,099	4.1%	237,131	4.0%
CCC	21,783	0.4%	18,217	0.3%
NR	92,280	1.6%	80,681	1.4%
Total non-investment grade managed fixed maturities	524,980	9.0%	504,996	8.6%
Total managed fixed maturities	$5,583,095	96.2%	$5,628,654	96.1%

Non-managed catastrophe bonds
BB	21,607	0.4%	22,110	0.3%
B	2,379	—%	3,265	0.1%
NR	195,941	3.4%	204,319	3.5%
Total non-investment grade non-managed catastrophe bonds	219,927	3.8%	229,694	3.9%
Total non-managed catastrophe bonds	219,927	3.8%	229,694	3.9%
Total fixed maturities	$5,803,022	100.0%	$5,858,348	100.0%

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost and fair values for the Company’s fixed maturity investments held at March 31, 2018 and December 31, 2017 are shown below by contractual maturity. Actual maturity may differ from contractual maturity due to prepayment rights associated with certain investments.

	March 31, 2018		December 31, 2017
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
Managed fixed maturities
Due in one year or less	$346,118	$344,749	$343,360	$343,541
Due after one year through five years	2,453,565	2,424,185	2,527,018	2,513,620
Due after five years through ten years	560,679	554,188	577,347	577,109
Due after ten years	188,540	188,124	200,317	205,264
	3,548,902	3,511,246	3,648,042	3,639,534
Asset-backed and mortgage-backed securities	2,104,718	2,071,849	1,996,887	1,989,120
Total managed fixed maturities	$5,653,620	$5,583,095	$5,644,929	$5,628,654

Non-managed catastrophe bonds
Due in one year or less	$67,370	$67,926	$88,797	$88,367
Due after one year through five years	147,400	146,238	140,035	138,844
Due after five years through ten years	5,750	5,763	2,500	2,483
Total non-managed catastrophe bonds	220,520	219,927	231,332	229,694
Total fixed maturities	$5,874,140	$5,803,022	$5,876,261	$5,858,348

(b)	Other investments
The following tables set forth certain information regarding the Company’s other investment portfolio as at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Fair Value	Investments with redemption restrictions	Investments without redemption restrictions	Redemption frequency (a)	Redemption notice period (a)
Hedge funds	$15,758	$15,758	$—
Private equity investments	79,774	79,774	—
Fixed income investment funds	200,944	200,944	—
Overseas deposits	60,770	60,770	—
Total other investments	$357,246	$357,246	$—

	December 31, 2017
	Fair Value	Investments with redemption restrictions	Investments without redemption restrictions	Redemption frequency (a)	Redemption notice period (a)
Hedge funds	15,774	15,774	—
Private equity investments	78,407	78,407	—
Fixed income investment funds	204,426	200,532	3,894	Daily	Daily to 2 days
Overseas deposits	56,611	56,611	—
Total other investments	$355,218	$351,324	$3,894
(a)     The redemption frequency and notice periods only apply to investments without redemption restrictions.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Other investments include investments in various funds and pooled investment schemes. These alternative investments employ various investment strategies primarily involving, but not limited to, investments in collateralized obligations, fixed income securities, private equities, distressed debt and equity securities. Certain debt-like investments totaling $193,053 (December 31, 2017: $186,734) are either rated or consist of underlying securities or instruments which carry credit ratings issued by nationally recognized statistical rating organizations. Other equity-like investments totaling $164,193 (December 31, 2017: $168,484) are unrated given the nature of their underlying assets, such as private equity investments, and as such do not carry credit ratings.
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
The Company’s maximum exposure to any of these alternative investments is limited to the invested amounts and any remaining capital commitments. Refer to Note 15, “Commitments and contingencies,” for further details. As at March 31, 2018, the Company does not have any plans to sell any of the other investments listed above.

(c)	Investments in investment affiliates
Included in the Company’s managed investment portfolio as at March 31, 2018 are investments in Aquiline Financial Services Fund II L.P. (“Aquiline II”), Aquiline Financial Services Fund III L.P. (“Aquiline III”), Aquiline Technology Growth Fund L.P. (“Aquiline Tech”) and Aquiline Armour Co-Invest L.P. (“Aquiline Armour”) (collectively the “Aquiline partnerships”).
For further information regarding the Company’s Aquiline partnerships refer to Note 7(c), “Investments in investment affiliates,” included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The following table presents a reconciliation of the Company’s beginning and ending investments in investment affiliates for three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Investment affiliates, beginning of year	$100,137	$100,431
Net capital contributions (distributions)	266	(10,922)
Income from investment affiliates	13,068	5,188
Investment affiliates, end of year	$113,471	$94,697
As at March 31, 2018, the Company’s total unfunded investment commitment to the Aquiline partnerships was $107,386 (December 31, 2017: $125,996).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the Company’s investments in the Aquiline partnerships as at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline II	$33,008	—%	8.1%	$49,208
Aquiline III	24,737	—%	9.0%	47,114
Aquiline Tech	3,858	—%	10.6%	3,450
Aquiline Armour	13,699	—%	15.2%	13,699
Total investments in investment affiliates	$75,302			$113,471

	December 31, 2017
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline II	$33,349	—%	8.1%	$51,914
Aquiline III	24,737	—%	9.0%	44,733
Aquiline Tech	3,858	—%	10.6%	3,490
Total investments in investment affiliates	$61,944			$100,137

(d)	Net investment income
Net investment income was derived from the following sources:

	Three Months Ended March 31,
	2018	2017
Managed investments
Fixed maturities and short-term investments	$37,769	$31,671
Other investments	4,223	6,870
Cash and cash equivalents and restricted cash	1,139	610
Securities lending income	3	13
Total gross investment income	43,134	39,164
Investment expenses	(3,343)	(2,972)
Total managed net investment income	$39,791	$36,192
Non managed investments
Fixed maturities and short-term investments	$4,148	$3,060
Cash and cash equivalents and restricted cash	8,133	962
Total non-managed net investment income	12,281	4,022
Total net investment income	$52,072	$40,214
Net investment income from other investments includes distributed and undistributed net income from certain fixed income investment funds.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(e)	Net realized gains (losses) and change in net unrealized (losses) gains on investments
The following table sets forth an analysis of net realized gains (losses) and the change in net unrealized (losses) gains on investments:

	Three Months Ended March 31,
	2018	2017
Managed investments
Gross realized gains	$6,830	$2,690
Gross realized (losses)	(5,688)	(5,582)
Net realized gains (losses) on investments	1,142	(2,892)
Change in net unrealized (losses) gains on investments	(56,777)	14,349
Total net realized and change in net unrealized (losses) gains on managed investments	$(55,635)	$11,457
Non-managed investments
Gross realized gains	$1,235	$1,728
Gross realized (losses)	(177)	—
Net realized gains on investments	1,058	1,728
Change in net unrealized (losses) on investments	(604)	(1,001)
Total net realized and change in net unrealized gains on non-managed investments	454	727
Total net realized and change in net unrealized (losses) gains on total investments	$(55,181)	$12,184

(f)	Pledged investments and cash
As at March 31, 2018, the Company had $6,120,705 (December 31, 2017: $5,853,744) of cash and cash equivalents, restricted cash, short-term investments and fixed maturity investments that were pledged during the normal course of business. Of those, $6,092,111 were held in trust (December 31, 2017: $5,789,081). Pledged assets are generally for the benefit of the Company’s cedants and policyholders, to support AlphaCat’s fully collateralized reinsurance transactions, as collateral for derivative instruments and to facilitate the accreditation of Validus Reinsurance, Ltd. (“Validus Re”), Validus Reinsurance (Switzerland) Ltd. (“Validus Re Swiss”) and Lloyd’s Syndicate 1183 (the “Talbot Syndicate”) as alien (re)insurers by certain regulators.
In addition, the Company has pledged cash and investments as collateral under the Company’s credit facilities in the amount of $540,239 (December 31, 2017: $576,864). For further details on the credit facilities, refer to Note 13 “Debt and financing arrangements.”

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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At March 31, 2018, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Fair value based on NAV practical expedient (a)	Total
Managed investments
U.S. government and government agency	$—	$589,161	$—	$—	$589,161
Non-U.S. government and government agency	—	318,345	—	—	318,345
U.S. states, municipalities and political subdivisions	—	184,964	—	—	184,964
Agency residential mortgage-backed securities	—	968,258	—	—	968,258
Non-agency residential mortgage-backed securities	—	43,487	—	—	43,487
U.S. corporate	—	1,534,805	—	—	1,534,805
Non-U.S. corporate	—	415,156	—	—	415,156
Bank loans	—	241,312	227,503	—	468,815
Asset-backed securities	—	639,896	101,816	—	741,712
Commercial mortgage-backed securities	—	318,392	—	—	318,392
Total fixed maturities	—	5,253,776	329,319	—	5,583,095
Short-term investments	175,526	12,725	—	—	188,251
Other investments
Hedge funds	—	—	—	15,758	15,758
Private equity investments	—	—	—	79,774	79,774
Fixed income investment funds	—	9,458	17,933	173,553	200,944
Overseas deposits	—	—	—	60,770	60,770
Total other investments	—	9,458	17,933	329,855	357,246
Investments in investment affiliates (b)	—	—	—	—	113,471
Total managed investments	$175,526	$5,275,959	$347,252	$329,855	$6,242,063
Non-managed investments
Catastrophe bonds	$—	$154,230	$65,697	$—	$219,927
Short-term investments	3,450,689	—	—	—	3,450,689
Total non-managed investments	3,450,689	154,230	65,697	—	3,670,616
Total investments	$3,626,215	$5,430,189	$412,949	$329,855	$9,912,679

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
At March 31, 2018, managed Level 3 investments totaled $347,252 (December 31, 2017: $331,282), representing 5.6% (December 31, 2017: 5.2%) of total managed investments.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Valuation techniques
There have been no material changes in the Company’s valuation techniques during the periods presented in these Consolidated Financial Statements. The following methods and assumptions were used in estimating the fair value of each class of financial instrument recorded in the Consolidated Balance Sheets.
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
In general, broker-dealers value securities through their trading desks based on observable inputs. The methodologies include mapping securities based on trade data, bids or offers, observed spreads, and performance on newly issued securities. Broker-dealers also determine valuations by observing secondary trading of similar securities. Prices obtained from broker quotations are considered non-binding, however they are based on observable inputs and by observing secondary trading of similar securities obtained from active, non-distressed markets. The Company considers these valuations to be Level 2 inputs as they are corroborated with other market observable inputs. The techniques generally used to determine the fair value of the Company’s fixed maturity investments are detailed below by asset class.
U.S. government and government agency
U.S. government and government agency securities consist primarily of debt securities issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Fixed maturity investments included in U.S. government and government agency securities are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data. As the significant inputs used to price these securities are observable, the fair values of these investments are classified as Level 2.
Non-U.S. government and government agency
Non-U.S. government and government agency securities consist of debt securities issued by non-U.S. governments and their agencies along with supranational organizations (also known as sovereign debt securities). Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets. As the significant inputs used to price these securities are observable, the fair values of these investments are classified as Level 2.
U.S. states, municipalities and political subdivisions
The Company’s U.S. states, municipalities and political subdivisions portfolio contains debt securities issued by U.S. domiciled state and municipal entities. These securities are generally priced by independent pricing services using the techniques described for U.S. government and government agency securities described above. As the significant inputs used to price these securities are observable, the fair values of these investments are classified as Level 2.
Agency residential mortgage-backed securities
The Company’s agency residential mortgage-backed investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes. As the significant inputs used to price these securities are observable, the fair values of these investments are classified as Level 2.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Non-agency residential mortgage-backed securities
The Company’s non-agency mortgage-backed investments include non-agency prime residential mortgage-backed fixed maturity investments. The Company holds no sub-prime fixed maturity investments in its fixed maturity investments portfolio. Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable. As the significant inputs used to price these securities are observable, the fair values of these investments are classified as Level 2.
U.S. corporate
U.S. corporate debt securities consist primarily of investment-grade debt of a wide variety of U.S. corporate issuers and industries. The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate. As the significant inputs used to price these securities are observable, the fair values of these investments are classified as Level 2.
Non-U.S. corporate
Non-U.S. corporate debt securities consist primarily of investment-grade debt of a wide variety of non-U.S. corporate issuers and industries. The Company’s non-U.S. corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. As the significant inputs used to price these securities are observable, the fair values of these investments are classified as Level 2.
Bank loans
The Company’s bank loan investments consist primarily of below-investment-grade debt of a wide variety of corporate issuers and industries. The Company’s bank loans are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. As the significant inputs used to price these securities are observable, the fair values of these investments are classified as Level 2.
Also, included in the bank loan portfolio is a collection of loan participations held through an intermediary. A third party pricing service provides monthly valuation reports for each loan and participation using a combination of quotations from loan pricing services, leveraged loan indices or market price quotes obtained directly from the intermediary. Significant unobservable inputs used to price these securities include credit spreads and default rates; therefore, the fair values of these investments are classified as Level 3.
Asset-backed securities
Asset backed securities include mostly investment-grade debt securities backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, student loans, credit card receivables, and collateralized loan obligations originated by a variety of financial institutions. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair values of the securities held in this sector. As the significant inputs used to price these securities are observable, the fair value of these investments are classified as Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

and current transactions are not orderly. Broker-dealer quotes for which significant observable inputs are unable to be corroborated with market observable information are classified as Level 3.
Commercial mortgage-backed securities
Commercial mortgage backed securities are investment-grade debt primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector. As the significant inputs used to price these securities are observable, the fair values of these investments are classified as Level 2.
Catastrophe bonds
Catastrophe bonds are priced based on broker or underwriter bid indications. Level 2 catastrophe bonds are those traded over-the-counter; catastrophe bonds available only via private issuances are classified as Level 3.
Short-term investments
Short-term investments consist primarily of highly liquid securities, all with maturities of less than one year from the date of purchase. The fair value of the portfolio is generally determined using amortized cost which approximates fair value. As the highly liquid money market-type funds are actively traded, the fair value of these investments are classified as Level 1. To the extent that the remaining securities are not actively traded due to their approaching maturity, the fair values of these investments are classified as Level 2.
Other investments
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
Fixed income investment funds
The Company’s investment funds classified as Level 2 consist of a pooled investment fund. The pooled investment is invested in fixed income securities with high credit ratings and is available only to Lloyd’s Trust Fund participants. The fair value of units in the investment fund is based on the NAV of the fund, which is traded on a daily basis.
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
The fair value of the Company’s remaining investment funds is based on the NAV of the fund as reported by the independent fund administrator. The fund’s administrators provide a monthly reported NAV with a one or three month delay in their valuation. The fair value of these investments is measured using the NAV practical expedient and therefore it has not been categorized within the fair value hierarchy.
None of these investments are probable of being sold at amounts different than their NAVs.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Overseas deposits
The Company’s share of a portfolio of Lloyd’s overseas deposits is managed centrally by Lloyd’s and invested according to local regulatory requirements. The composition of the portfolio varies and the deposits are made across the market. The fair values of the deposits are based on the portfolio level reporting that is provided by Lloyd’s. The fair values of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy.

(c)	Level 3 investments
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Bank Loans	Catastrophe Bonds	Fixed Income Investment Funds	Asset Backed Securities	Total
Level 3 investments, beginning of period	$210,065	$77,461	$17,404	$103,813	$408,743
Purchases	30,785	18,825	529	—	50,139
Sales	—	—	—	(70)	(70)
Settlements	(13,842)	(31,484)	—	—	(45,326)
Realized gains	—	1,235	—	—	1,235
Change in net unrealized gains (losses)	495	(340)	—	(1,927)	(1,772)
Level 3 investments, end of period	$227,503	$65,697	$17,933	$101,816	$412,949

	Three Months Ended March 31, 2017
	Bank Loans	Catastrophe Bonds	Fixed Income Investment Funds	Asset Backed Securities	Total
Level 3 investments, beginning of period	$246,496	$48,375	$12,168	$23,931	$330,970
Purchases	23,176	61,091	—	—	84,267
Settlements	(33,110)	(38,780)	392	—	(71,498)
Realized gains	—	3,134	—	—	3,134
Change in net unrealized gains (losses)	132	(1,144)	—	(49)	(1,061)
Level 3 investments, end of period	$236,694	$72,676	$12,560	$23,882	$345,812
There were no transfers into or out of Level 3 during the three months ended March 31, 2018 or 2017.

(d)	Financial instruments not carried at fair value
ASC Topic 825 “Financial Instruments” is also applicable to disclosures of financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts and investments in affiliates. The carrying values of accrued investment income, other assets, net payable for investments purchased and accounts payable and accrued expenses approximated their fair values at March 31, 2018, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

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
AlphaCat ILS funds
The AlphaCat ILS funds received third party subscriptions beginning on December 17, 2012. The Company and third party investors invest in the AlphaCat ILS funds for the purpose of investing in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. The AlphaCat ILS funds have varying risk profiles and are categorized by the maximum permitted portfolio expected loss of the fund. The permitted portfolio expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit. Lower risk ILS funds are defined as having a maximum permitted portfolio expected loss of less than 7%, whereas higher risk ILS funds have a maximum permitted portfolio expected loss of 7% or greater. The AlphaCat ILS funds primarily deploy their capital through transactions entered into by AlphaCat Re and AlphaCat Master Fund Ltd. (“AlphaCat Master Fund”). All of the AlphaCat ILS funds are VIEs and were consolidated by the Company through May 31, 2017. However, on June 1, 2017, the Company redeemed its investment in one of the lower risk AlphaCat ILS funds. As a result, the Company was no longer deemed to be the primary beneficiary and therefore this fund was deconsolidated effective June 1, 2017.
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
Notes Payable to AlphaCat Investors
The Master Funds issue variable funding notes to the Feeder Funds, and direct to third party investors, in order to write collateralized reinsurance and invest in capital markets products on their behalf. The Company’s investments in the Feeder Funds, together with investments made by third parties in the Feeder Funds and on a direct basis, are provided as consideration for the notes to the Master Funds. The duration of the underlying collateralized reinsurance contracts and capital market products is typically twelve months; however, the variable funding notes do not have a stated maturity date since repayment is dependent on the settlement and income or loss of the underlying transactions. Therefore, the notes are redeemed as the underlying transactions are settled. The income or loss generated by the underlying transactions is then transferred to the Feeder Funds and direct third party investors via the variable funding notes.
Any notes issued by the Master Funds to the consolidated Feeder Funds are eliminated on consolidation and only variable funding notes issued by AlphaCat Re directly to third party investors and non-consolidated Feeder Funds remain on the Consolidated Balance Sheets as notes payable to AlphaCat investors with the related income or loss included in the Consolidated Statements of (Loss) Income and Comprehensive Income as (income) attributable to AlphaCat investors. To the extent that the income has not been returned to the investors, it is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

One of the AlphaCat ILS funds (the “Fund”) issued both common shares and structured notes to the Company and third party investors in order to capitalize the fund. The Fund deploys its capital through AlphaCat Re; therefore, the structured notes do not have a stated maturity date since repayment is dependent on the settlement and income or loss of the variable funding notes with AlphaCat Re. The structured notes rank senior to the common shares of the Fund and earn an interest rate of 6.5% (2017: 7%) per annum, payable on a cumulative basis in arrears.
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
The following tables present reconciliations of the beginning and ending notes payable to AlphaCat investors during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of period	$936,164	$172,200	$1,108,364
Issuance of notes payable to AlphaCat investors	506,540	179,972	686,512
Redemption of notes payable to AlphaCat investors	(530,546)	—	(530,546)
Foreign exchange losses	3,864	—	3,864
Notes payable to AlphaCat investors, end of period	$916,022	$352,172	$1,268,194

	Three Months Ended March 31, 2017
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of period	$278,202	$—	$278,202
Issuance of notes payable to AlphaCat investors	274,010	103,320	377,330
Redemption of notes payable to AlphaCat investors	(208,956)	—	(208,956)
Notes payable to AlphaCat investors, end of period	$343,256	$103,320	$446,576
The income attributable to AlphaCat investors for the three months ended March 31, 2018 was $10,862 (2017: $7,503). As at March 31, 2018, amounts due to AlphaCat investors totaling $43,442 (December 31, 2017: $18,054) were included in accounts payable and accrued expenses.
BetaCat ILS funds
The BetaCat ILS funds follow a passive buy-and-hold investment strategy, investing exclusively in catastrophe bonds (principal-at-risk variable rate notes and other event-linked securities, referred to collectively as “Cat Bonds”) focused on property and casualty risks and issued under Rule 144A of the Securities Act of 1933, as amended. Two of the three BetaCat ILS funds are VIEs, one of which is consolidated by the Company. The remaining fund is a VOE and is consolidated by the Company as it owns all of the fund’s voting equity interests. The Company’s maximum exposure to any of the funds is the amount of capital invested at any given time.
The following table presents the total assets and total liabilities of the Company’s consolidated VIEs, excluding intercompany eliminations, as at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
AlphaCat sidecars	$25,952	$3,071	$25,975	$3,267
AlphaCat ILS funds - Lower Risk	1,046,458	11,156	1,107,503	259,630
AlphaCat ILS funds - Higher Risk	1,431,945	676,225	1,310,071	912,341
AlphaCat Re and AlphaCat Master Fund	3,878,359	3,878,189	3,398,082	3,397,912
BetaCat ILS funds	104,857	2,207	77,221	261

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
The Company invests in private equity and other investment vehicles as part of the Company’s investment portfolio. The activities of these VIEs are generally limited to holding investments and the Company’s involvement in these entities is passive in nature. The Company’s maximum exposure to the VIEs is the amount of capital invested at any given time, and the Company does not have the power to direct the activities which most significantly impact the VIEs economic performance. The Company is therefore not the primary beneficiary of these VIEs. Refer to Note 4, “Investments,” for further details.
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
The following tables present a reconciliation of the beginning and ending balances of redeemable noncontrolling interests and noncontrolling interests for the three months ended March 31, 2018 and 2017:

	Redeemable Noncontrolling Interests		Noncontrolling Interests		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
Balance, beginning of period	$1,004,094	$1,528,001	$16,718	$165,977	$1,020,812	$1,693,978
Issuance of shares	385,300	103,699	281,300	154,980	666,600	258,679
Income attributable to noncontrolling interests	28,373	25,930	36,339	16,642	64,712	42,572
Redemption of shares / Distributions	5,343	—	—	(7,002)	5,343	(7,002)
Balance, end of period	$1,423,110	$1,657,630	$334,357	$330,597	$1,757,467	$1,988,227
As at March 31, 2018, redemptions payable of $nil (December 31, 2017: $180,104) relating to redeemable noncontrolling interests were included within accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

8. Derivative instruments
The Company enters into various derivative instruments in the form of foreign currency forward exchange contracts, interest rate swap contracts and weather derivative instruments. These derivative instruments are used to manage exposures to currency and interest rate risks, to enhance the efficiency of the Company’s investment portfolio and to provide protection against cedants’ financial exposure to variability in weather patterns. All of the Company’s outstanding derivative financial instruments are recognized in the Consolidated Balance Sheets at their fair values. The effect on earnings from recognizing the fair values of these derivative financial instruments depends on each instrument’s intended use, hedge designation, and effectiveness in offsetting the exposure it is intended to hedge.

(a)	Derivatives not designated as hedging instruments
The following tables summarize information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company’s Consolidated Balance Sheets as at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
Derivatives not designated as hedging instruments	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$239,398	$1,945	$433	$283,765	$1,147	$906
Interest rate swap contracts	$200,000	$7,357	$—	$200,000	$1,589	$—
Weather derivative contracts	$4,825	$26,958	$—	$4,825	$853	$—

(a)	Asset and liability derivative positions are classified within other assets and accounts payable and accrued expenses, respectively, within the Company’s Consolidated Balance Sheets.
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
The following table summarizes information on the classification and net impact on earnings recognized in the Company’s Consolidated Statements of Income and Comprehensive Income relating to derivatives that were not designated as hedging instruments during the three months ended March 31, 2018 and 2017:

Derivatives not designated as hedging instruments	Classification of gains recognized in earnings	Three Months Ended March 31,
		2018	2017
Foreign currency forward contracts	Foreign exchange (losses) gains	$(5,201)	$453
Foreign currency forward contracts	Other insurance related income and other income	$—	$(105)
Interest rate swap contracts	Net realized gains on investments	$5,944	$—
Weather derivative contracts	Other insurance related income and other income	$26,773	$—

(b)	Derivatives designated as hedging instruments
Derivative instruments designated as cash flow hedges
During 2012 and 2013, the Company entered into several swap agreements with third parties in order to convert the floating interest rates associated with its Junior Subordinated Deferrable Debentures into fixed rates. See Note 13, “Debt and financing arrangements,” for further details. The Company also designates certain foreign exchange contracts as cash flow hedges of anticipated foreign currency-denominated sales or purchases.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table summarizes information on the classification and amount of the fair value of derivatives designated as hedging instruments on the Consolidated Balance Sheets as at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
Derivatives designated as hedging instruments	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Interest rate swap contracts	$552,263	$23,256	$4,931	$552,263	$9,806	$18,840
Foreign currency forward contracts	$80,373	$4,503	$—	$96,293	$1,891	$—

(a)	Asset and liability derivative positions are classified within other assets and accounts payable and accrued expenses, respectively, within the Company’s Consolidated Balance Sheets.
The interest rate swap contracts and foreign currency forward contracts are valued on the basis of Level 2 inputs.
The following tables provide the total impact on other comprehensive income and earnings relating to the derivative instruments formally designated as cash flow hedges for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Interest rate swap contracts	2018	2017
Amount recognized in other comprehensive income	$25,843	$98
Amount reclassified to finance expenses	$1,343	$—

	Three Months Ended March 31,
Foreign currency forward contracts	2018	2017
Amount recognized in other comprehensive income	$2,920	$—
Amount reclassified to general and administrative expenses	$(308)	$—

(c)	Balance sheet offsetting
There was no balance sheet offsetting activity as at March 31, 2018 or December 31, 2017.
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

9. Reserve for losses and loss expenses
The following table summarizes the Company’s reserve for losses and loss expenses as at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Case reserves	$1,770,278	$1,753,844
IBNR	2,862,351	3,077,546
Reserve for losses and loss expenses	$4,632,629	$4,831,390
The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Reserve for losses and loss expenses, beginning of period	$4,831,390	$2,995,195
Loss reserves recoverable	(1,233,997)	(430,421)
Net reserves for losses and loss expenses, beginning of period	3,597,393	2,564,774

Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	329,115	330,816
Prior years	(7,570)	(61,231)
Total incurred losses and loss expenses	321,545	269,585

Foreign exchange loss	15,627	12,317
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(19,735)	(7,698)
Prior years	(262,145)	(238,089)
Total net paid losses	(281,880)	(245,787)

Net reserve for losses and loss expenses, end of period	3,652,685	2,600,889
Loss reserves recoverable	979,944	451,856
Reserve for losses and loss expenses, end of period	$4,632,629	$3,052,745
Incurred losses and loss expenses comprise:

	Three Months Ended March 31,
	2018	2017
Gross losses and loss expenses	$248,781	$336,442
Reinsurance recoveries	72,764	(66,857)
Net incurred losses and loss expenses	$321,545	$269,585

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The net (favorable) adverse development on prior accident years by segment and line of business for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31, 2018
	Property	Specialty - Short-tail	Specialty - Other	Total
Reinsurance Segment	$(4,822)	$(13,451)	$435	$(17,838)
Insurance Segment	4,068	(12,201)	(7,415)	(15,548)
Asset Management Segment	25,200	616	—	25,816
Net adverse (favorable) development	$24,446	$(25,036)	$(6,980)	$(7,570)

	Three Months Ended March 31, 2017
	Property	Specialty - Short-tail	Specialty - Other	Total
Reinsurance Segment	$(4,062)	$(26,748)	$(314)	$(31,124)
Insurance Segment	(8,666)	(11,763)	(6,260)	(26,689)
Asset Management Segment	(4,395)	977	—	(3,418)
Net favorable development	$(17,123)	$(37,534)	$(6,574)	$(61,231)
The net favorable development on prior accident years for the three months ended March 31, 2018 and 2017 was primarily driven by favorable development on attritional losses.
10. Reinsurance
The Company’s reinsurance balances recoverable at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Loss reserves recoverable on unpaid:
Case reserves	$235,814	$275,450
IBNR	744,130	958,547
Total loss reserves recoverable	979,944	1,233,997
Paid losses recoverable	59,892	46,873
Total reinsurance recoverable	$1,039,836	$1,280,870

(a)	Credit risk
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
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, is A- or better as rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. As at March 31, 2018, $1,029,021 or 99.0% (December 31, 2017: $1,270,503 or 99.2%) of the Company’s reinsurance balances recoverable were either fully collateralized or recoverable from reinsurers rated A- or better.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Information regarding the Company’s concentration of credit risk arising from its exposure to individual reinsurers as at March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018		December 31, 2017
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$878,685	84.5%	$1,055,445	82.5%
Other reinsurers’ balances > $1 million	153,572	14.8%	218,226	17.0%
Other reinsurers’ balances < $1 million	7,579	0.7%	7,199	0.5%
Total	$1,039,836	100.0%	$1,280,870	100.0%

	March 31, 2018
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Fully collateralized reinsurers	NR	$407,361	39.2%
Everest Re	A+	128,360	12.3%
Lloyd's Syndicates	A+	69,885	6.7%
Swiss Re	AA-	56,892	5.5%
Munich Re	AA-	50,097	4.8%
Hannover Re	AA-	49,501	4.8%
Transatlantic Re	A+	38,446	3.7%
Qatar Insurance Company	A	30,981	3.0%
Markel	A	25,893	2.5%
XL Catlin	A+	21,269	2.0%
Total		$878,685	84.5%

NR:	Not rated

	December 31, 2017
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Fully collateralized reinsurers	NR	$459,339	35.9%
Everest Re	A+	128,206	10.0%
Munich Re	AA-	94,180	7.4%
Lloyd's Syndicates	A+	74,277	5.8%
Federal Crop Insurance Corporation	(a)	68,745	5.4%
Swiss Re	AA-	65,218	5.1%
Hannover Re	AA-	53,523	4.2%
Qatar Insurance Company	A	50,160	3.9%
Transatlantic Re	A+	33,729	2.6%
Markel	A	28,068	2.2%
Total		$1,055,445	82.5%

NR:	Not rated

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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At March 31, 2018 and December 31, 2017, the provision for uncollectible reinsurance relating to reinsurance recoverables was $8,403 and $8,848, respectively.
11. Share capital
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
5.875% Non-Cumulative Preferred Shares, Series A (the “Series A Preferred Shares”)
On June 13, 2016, the Company issued 6,000 shares of its 5.875% Non-Cumulative Preferred Shares, Series A (the “Series A Preferred Shares”) (equivalent to 6,000,000 Depositary Shares, each of which represents a 1/1,000th interest in a Series A Preferred Share), $0.175 par value and $25,000 liquidation preference per share (equivalent to $25 per Depositary Share). The Series A Preferred Shares were registered and sold under the Securities Act of 1933, as amended, and were issued at a price to the public of $25,000 per share (equivalent to $25 per Depositary Share). After underwriting discounts and expenses, the Company received net proceeds of $144,852 which were used for general corporate purposes.
The Depositary Shares, representing the Series A Preferred Shares, are traded on the New York Stock Exchange (“NYSE”) under the symbol “VRPRA.” Holders of the Series A Preferred Shares have no voting rights, except with respect to certain fundamental changes in the terms of the Series A Preferred Shares and in the case of certain dividend non-payments or as otherwise required by Bermuda law or the Company’s bye-laws.
5.800% Non-Cumulative Preferred Shares, Series B (the “Series B Preferred Shares”)
On June 12, 2017, the Company issued 10,000 shares of its 5.800% Non-Cumulative Preferred Shares, Series B (the “Series B Preferred Shares”) (equivalent to 10,000,000 Depositary Shares, each of which represents a 1/1,000th interest in a Series B Preferred Share), $0.175 par value and $25,000 liquidation preference per share (equivalent to $25 per Depositary Share). The Series B Preferred Shares were registered and sold under the Securities Act of 1933, as amended, and were issued at a price to the public of $25,000 per share (equivalent to $25 per Depositary Share). After underwriting discounts and expenses, the Company received net proceeds of $241,686 which were used for general corporate purposes.
The Depositary Shares, representing the Series B Preferred Shares, are traded on the New York Stock Exchange (“NYSE”) under the symbol “VRPRB.” Holders of the Series B Preferred Shares have no voting rights, except with respect to certain fundamental changes in the terms of the Series B Preferred Shares and in the case of certain dividend non-payments or as otherwise required by Bermuda law or the Company’s bye-laws.
The Company had 6,000 Series A Preferred Shares and 10,000 Series B Preferred Shares issued and outstanding as at March 31, 2018 and December 31, 2017.
For further information regarding the Company’s preferred shares refer to Note 16(a), “Share capital,” included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(b)	Common shares
The holders of common shares are entitled to receive dividends and are allocated one vote per share, provided that, if the controlled shares of any shareholder or group of related shareholders constitute more than 9.09 percent of the outstanding common shares of the Company, their voting power will be reduced to 9.09 percent.
The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. The Company has repurchased 81,035,969 common shares for an aggregate purchase price of $2,730,975 from the inception of its share repurchase program to March 31, 2018. The Company had $293,426 remaining under its authorized share repurchase program as of March 31, 2018.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company may make purchases under its share repurchase program from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.
The following table is a summary of the common shares issued and outstanding during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Common shares issued, beginning of period	161,994,491	161,279,976
Restricted share awards vested, net of shares withheld	7,423	3,440
Restricted share units vested, net of shares withheld	2,055	1,995
Common shares issued, end of period	162,003,969	161,285,411
Treasury shares, end of period	(82,674,941)	(82,147,821)
Common shares outstanding, end of period	79,329,028	79,137,590

(c)	Dividends
During February 2018, the Company announced a quarterly cash dividend of $0.38 per common share (2017: $0.38), payable on March 29, 2018 to shareholders of record on March 15, 2018. The Company also announced a quarterly cash dividend of $0.3671875 (2017: $0.3671875) and $0.3625000 per depository share on the outstanding Series A and Series B Preferred Shares, respectively. The Series A and Series B Preferred Share dividends are payable on March 15, 2018 to shareholders of record on March 1, 2018.
12. Stock plans

(a)	Long Term Incentive Plan
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. The total number of shares reserved for issuance under the LTIP are 2,753,292, of which 706,006 shares are remaining. The LTIP is administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. The grant date fair value of each award is established at the fair market value of the Company’s common shares at the date of grant.
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
Activity with respect to options for the three months ended March 31, 2017 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, beginning and end of period	26,136	$6.78	$23.48

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(ii)    Restricted share awards
Restricted shares granted under the LTIP vest either pro rata or 100% at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment, and transferability. Share compensation expenses of $8,113 were recorded in connection with restricted share awards for the three months ended March 31, 2018 (2017: $9,044). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share awards for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018		2017
	Restricted Share Awards	Weighted Average Grant Date Fair Value	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, beginning of period	2,080,397	$43.66	2,469,982	$40.89
Restricted share awards granted	1,552	67.64	2,082	57.66
Restricted share awards vested	(8,092)	44.49	(4,571)	37.93
Restricted share awards forfeited	(6,138)	47.46	(513)	48.69
Restricted share awards outstanding, end of period	2,067,719	$43.66	2,466,980	$40.91
At March 31, 2018, there were $40,926 (December 31, 2017: $48,907) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.2 years (December 31, 2017: 2.3 years).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(iii)    Restricted share units
Restricted share units under the LTIP vest either ratably or 100% at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment, and transferability. Share compensation expenses of $332 were recorded in connection with restricted share units for the three months ended March 31, 2018 (2017: $315). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share units for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018		2017
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, beginning of period	109,394	$42.20	112,808	$40.95
Restricted share units vested	(2,178)	38.24	(2,115)	38.24
Restricted share units issued in lieu of cash dividends	886	42.20	717	40.95
Restricted share units forfeited	(1)	38.24	—	—
Restricted share units outstanding, end of period	108,101	$42.28	111,410	$41.01
At March 31, 2018, there were $1,592 (December 31, 2017: $1,909) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.3 years (December 31, 2017: 2.4 years).
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
Share compensation expenses of $1,284 were recorded for the three months ended March 31, 2018 (2017: $132). The share compensation expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested performance share awards for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018		2017
	Performance Share Awards	Weighted Average Grant Date Fair Value	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, beginning of period	314,068	$49.37	285,820	$44.53
Performance share awards conversion adjustment	—	—	(26,322)	36.82
Performance share awards outstanding, end of period	314,068	$49.37	259,498	$45.26

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At March 31, 2018, there were $6,597 (December 31, 2017: $7,813) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 1.8 years (December 31, 2017: 1.9 years).

(b)	Total share compensation expenses
The breakdown of share compensation expenses by award type is as follows:

	Three Months Ended March 31,
	2018	2017
Restricted share awards	$8,113	$9,044
Restricted share units	332	315
Performance share awards	1,284	132
Total	$9,729	$9,491
13. Debt and financing arrangements
The Company’s financing structure is composed of debentures and senior notes payable along with credit and other facilities. For further information regarding the Company’s financing structure refer to Note 19, “Debt and financing arrangements,” included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(a)	Senior Notes and Junior Subordinated Deferrable Debentures
The Company’s outstanding debentures and senior notes payable as at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Deferrable debentures
2006 Junior Subordinated	$150,000	$150,000
2007 Junior Subordinated	139,800	139,800
Flagstone 2006 Junior Subordinated	136,022	135,608
Flagstone 2007 Junior Subordinated	113,750	113,750
Total debentures payable	539,572	539,158
2010 Senior Notes due 2040	250,000	250,000
Less: Unamortized debt issuance costs	(4,386)	(4,436)
Total senior notes payable	245,614	245,564
Total debentures and senior notes payable	$785,186	$784,722

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table summarizes the key terms of the Company’s Senior Notes and Junior Subordinated deferrable debentures:

Description	Issuance date	Issued	Maturity date	Interest Rate as at				Interest payments due
				Issuance Date		March 31, 2018
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	9.069%	(a)	5.831%	(e)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$136,022	September 15, 2036	3.540%	(b)	6.463%	(e)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	8.480%	(c)	5.180%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$100,000	July 30, 2037	3.000%	(b)	5.900%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	3.100%	(b)	5.983%	(e)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(d)	8.875%	(d)	Semi-annually in arrears

(a)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 3.550% thereafter, reset quarterly.

(b)	Floating interest rate of three-month LIBOR plus amount stated, reset quarterly.

(c)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 2.950% thereafter, reset quarterly.

(d)	Fixed interest rate.

(e)	Fixed interest rate as a result of interest rate swap contracts entered into by the Company.
Future payments of principal of $250,000 on the 2010 Senior Notes and $539,572 on the debentures are all expected to be made after 2023.

(b)	Credit and other facilities
The Company’s outstanding credit facilities as at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
Credit facility	Commitment	Outstanding (a)	Drawn (b)	Cash and investments pledged as collateral
$85,000 syndicated unsecured letter of credit facility	$85,000	$—	$—	$—
$300,000 syndicated secured letter of credit facility	300,000	98,419	—	123,468
$100,000 secured bi-lateral letter of credit facility	100,000	4,407	—	22,364
$25,000 IPC bi-lateral facility	25,000	7,705	—	—
$236,000 Flagstone bi-lateral facility	236,000	109,796	—	156,058
$65,000 unsecured revolving credit facility	65,000	—	—	—
$100,000 unsecured revolving credit facility	100,000	—	—	—
FHLB secured facility	433,165	206,000	206,000	238,349
Total credit facilities	$1,344,165	$426,327	$206,000	$540,239

(a)	Indicates utilization of commitment amount.

(b)	Represents drawn borrowings included in accounts payable and accrued expenses.

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
On January 24, 2018, the Company increased the size of the secured bi-lateral letter of credit facility with Citibank Europe plc (the “Secured bi-lateral LOC facility”) from $24,000 to $100,000. All covenants and restrictions under the Secured bi-lateral LOC facility remain unchanged. As of March 31, 2018, $4,407 (December 31, 2017: $5,765) of letters of credit were outstanding under the Secured bi-lateral LOC facility.
As of March 31, 2018 and December 31, 2017, the Company was in compliance with all covenants and restrictions under its credit facilities.

(c)	Finance expenses
Finance expenses consist of interest on the Junior Subordinated Deferrable Debentures and the 2010 Senior Notes, the amortization of debt offering costs, credit facility fees, bank and other charges and AlphaCat financing fees as follows:

	Three Months Ended March 31,
	2018	2017
2006 Junior Subordinated Deferrable Debentures	$2,186	$2,187
2007 Junior Subordinated Deferrable Debentures	1,810	1,810
Flagstone 2006 Junior Subordinated Deferrable Debentures	2,227	2,221
Flagstone 2007 Junior Subordinated Deferrable Debentures	1,713	1,723
2010 Senior Notes	5,597	5,597
Credit facilities	416	218
Bank and other charges	263	151
AlphaCat fees (a)	51	36
Total finance expenses	$14,263	$13,943

(a)	Includes finance expenses incurred by AlphaCat Managers Ltd. in relation to fund raising for the AlphaCat sidecars, the AlphaCat ILS funds and AlphaCat direct.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

14. Accumulated other comprehensive income (loss)
The changes in accumulated other comprehensive income (loss), by component for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31, 2018
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of period	$(18,217)	$2,719	$(6,694)	$(22,192)
Other comprehensive income (loss), net of tax	1,837	(38)	28,763	30,562
Amounts reclassified from accumulated other comprehensive income	—	—	1,035	1,035
Balance, net of tax, end of period	$(16,380)	$2,681	$23,104	$9,405

	Three Months Ended March 31, 2017
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of period	$(22,274)	$(150)	$(792)	$(23,216)
Other comprehensive income, net of tax	597	68	98	763
Balance, net of tax, end of period	$(21,677)	$(82)	$(694)	$(22,453)
15. Commitments and contingencies

(a)	Funds at Lloyd’s
The Company operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Lloyd’s Syndicate 1183 (the “Talbot Syndicate”). Lloyd’s sets T02’s Economic Capital Assessment (“ECA”) annually based on the Talbot Syndicate’s business plan, rating environment and reserving environment together with input arising from Lloyd’s discussions with regulatory and rating agencies, and other parties. This ECA is satisfied by syndicate net assets determined on a basis consistent with Solvency II, an EU directive covering capital adequacy, risk management and regulatory reporting for insurers. Any syndicate net liabilities on a Solvency II basis are required to be funded in addition to the ECA. Such additional funds, known as Funds at Lloyd’s (“FAL”), comprises cash and investments. The Company provided FAL in the amount of $661,600 during the fourth quarter of 2017 (2016: $583,600).
The amounts which are provided as FAL are not available for distribution to the Company for the payment of dividends. T02 may also be required to maintain funds under the control of Lloyd’s in excess of its capital requirement and such funds also may not be available for distribution to the Company for the payment of dividends.

(b)	Lloyd’s Central Fund
Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2018 estimated premium income at Lloyd’s of £650,000, at March 31, 2018 using an exchange rate of £1 equals $1.40 and assuming the maximum 3% assessment, the Company would be assessed approximately $27,300 (December 31, 2017: $26,325).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Unfunded investment commitments
As at March 31, 2018 and December 31, 2017, the Company had total unfunded investment commitments related to the following:

	Unfunded investment commitments
	March 31, 2018	December 31, 2017
Fixed maturity investments (a)	$28,067	$22,082
Other investments (b)	87,353	86,697
Investments in investment affiliates (c)	107,386	125,996
Total unfunded investment commitments	$222,806	$234,775

(a)	The Company has an outstanding commitment to participate in certain secured loan facilities through participation agreements with an established loan originator.

(b)	The Company’s total capital commitments related to other investments as at March 31, 2018 was $268,000 (December 31, 2017: $268,000).

(c)	Refer to Note 4(c), “Investments in Investment Affiliates.”
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
Wellington
Aquiline Capital are shareholders of Wellington Insurance Company (“Wellington”) and Christopher E. Watson serves as a director of Wellington.
Pursuant to reinsurance agreements with a subsidiary of Wellington, the Company recognized gross premiums written during the three months ended March 31, 2018 of $782 (2017: $2,974) with $262 included in premiums receivable at March 31, 2018 (December 31, 2017: $211). The Company also recognized premium adjustments during the three months ended March 31, 2018 of $778 (2017: $861).
Aquiline II, Aquiline III, Aquiline Tech and Aquiline Armour
Jeffrey W. Greenberg and Christopher E. Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital. Additional information related to the Company’s investments in Aquiline II, III, Tech and Armour is disclosed in Note 4(c), “Investments in Investment Affiliates.”
The Company had, as of March 31, 2018 and December 31, 2017, investments in Aquiline II, III, Tech and Armour with a total value of $113,471 and $100,137 and outstanding unfunded commitments of $107,386 and $125,996, respectively. For the three months ended March 31, 2018, the Company incurred $132 (2017: $356) in partnership fees associated with these investments.
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

17. Earnings per common share
The following table sets forth the computation of basic (loss) earnings per common share and (loss) earnings per diluted common share available to Validus common shareholders for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Basic (loss) earnings per common share
Net (loss) income allocated to Validus common shareholders	(4,078)	94,561
Weighted average number of common shares outstanding	79,325,688	79,133,671
Basic (loss) earnings per share (attributable) available to Validus common shareholders	$(0.05)	$1.19

(Loss) earnings per diluted common share
Net (loss) income (attributable) available to Validus common shareholders	$(4,078)	$94,561

Weighted average number of common shares outstanding	79,325,688	79,133,671
Share equivalents:
Stock options	—	15,379
Unvested restricted shares	—	1,590,092
Weighted average number of diluted common shares outstanding	79,325,688	80,739,142
(Loss) earnings per diluted common share (attributable) available to Validus common shareholders	$(0.05)	$1.17
Earnings per diluted common share assumes the exercise of all dilutive stock options and restricted stock grants. Due to the net loss incurred during the three months ended March 31, 2018, share equivalents were not included in the computation of loss per diluted share due to their anti-dilutive effect. Share equivalents that would result in the issuance of 1,503 common shares were outstanding for the three months ended March 31, 2017, but were not included in the computation of earnings per diluted share because the effect would be anti-dilutive.

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

•
Specialty - Other: financial, liability (including general liability, professional liability, products liability and miscellaneous malpractice), marine and energy, political risk and products and airports.

Asset Management Segment
The Asset Management segment leverages the Company’s underwriting and analytical expertise and earns management and performance fees primarily through the management of ILS funds and sidecars.
Corporate and Investments
The Company’s Corporate and Investments function, which includes the activities of the parent company, carries out certain functions for the group, including investment management. Corporate and Investments includes investment income on a managed basis and other non-segment expenses, predominantly general and administrative, stock compensation, finance and transaction expenses. Transaction expenses are primarily composed of legal and financial advisory services incurred in connection with the Company’s Merger with AIG. Corporate and Investments also includes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For reporting purposes, Corporate and Investments is reflected separately; however, it is not considered a reportable segment under these circumstances. Other reconciling items include, but are not limited to, the elimination of certain inter segment revenues and expenses and other items that are not allocated to the reportable segments.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our reportable segments and “Corporate and Investments” function:

	Three Months Ended March 31,
Reinsurance Segment Information	2018	2017
Underwriting revenues
Gross premiums written	$765,573	$643,141
Reinsurance premiums ceded	(190,194)	(114,446)
Net premiums written	575,379	528,695
Change in unearned premiums	(350,627)	(297,040)
Net premiums earned	224,752	231,655
Other insurance related income	2	2
Total underwriting revenues	224,754	231,657
Underwriting deductions
Losses and loss expenses	103,473	80,881
Policy acquisition costs	48,340	43,535
General and administrative expenses	28,915	19,969
Share compensation expenses	2,663	2,623
Total underwriting deductions	183,391	147,008
Underwriting income	$41,363	$84,649

Selected ratios:
Ratio of net to gross premiums written	75.2%	82.2%

Losses and loss expense ratio	46.0%	34.9%

Policy acquisition cost ratio	21.5%	18.8%
General and administrative expense ratio	14.1%	9.8%
Expense ratio	35.6%	28.6%
Combined ratio	81.6%	63.5%

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31,
Insurance Segment Information	2018	2017
Underwriting revenues
Gross premiums written	$785,795	$382,790
Reinsurance premiums ceded	(191,637)	(79,000)
Net premiums written	594,158	303,790
Change in unearned premiums	(294,620)	(24,696)
Net premiums earned	299,538	279,094
Other insurance related income	2,170	996
Total underwriting revenues	301,708	280,090
Underwriting deductions
Losses and loss expenses	183,389	186,610
Policy acquisition costs	60,057	61,192
General and administrative expenses	68,050	45,276
Share compensation expenses	2,989	3,373
Total underwriting deductions	314,485	296,451
Underwriting (loss)	$(12,777)	$(16,361)

Selected ratios:
Ratio of net to gross premiums written	75.6%	79.4%

Losses and loss expense ratio	61.2%	66.9%

Policy acquisition cost ratio	20.0%	21.9%
General and administrative expense ratio	23.7%	17.4%
Expense ratio	43.7%	39.3%
Combined ratio	104.9%	106.2%

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31,
Asset Management Segment Information	2018	2017
Fee revenues
Third party	$6,209	$4,644
Related party	443	631
Total fee revenues	6,652	5,275
Expenses
General and administrative expenses	4,547	3,844
Share compensation expenses	41	82
Finance expenses	78	31
Tax (benefit)	(7)	(1)
Foreign exchange losses (gains)	1	(1)
Total expenses	4,660	3,955
Income before investment income from funds and sidecars	1,992	1,320
Investment income (loss) from funds and sidecars (a)
AlphaCat Sidecars	32	(112)
AlphaCat ILS Funds - Lower Risk (b)	1,234	2,189
AlphaCat ILS Funds - Higher Risk (b)	3,820	2,367
BetaCat ILS Funds	186	368
Validus' share of investment income from funds and sidecars	5,272	4,812
Asset Management segment income	$7,264	$6,132

Gross premiums written
AlphaCat Sidecars	$(143)	$66
AlphaCat ILS Funds - Lower Risk (b)	109,950	52,908
AlphaCat ILS Funds - Higher Risk (b)	165,896	93,536
AlphaCat Direct (c)	10,922	18,416
Total	$286,625	$164,926

(a)	The investment income (loss) from funds and sidecars is based on equity accounting.

(b)
Lower risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of less than 7%, whereas higher risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of 7% or greater. The portfolio expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit.

(c)	AlphaCat Direct includes direct investments from a third party investor in AlphaCat Re.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31,
Corporate and Investments	2018	2017
Managed investments
Managed net investment income (a)	$39,791	$36,192
Net realized gains (losses) on managed investments (a)	1,142	(2,892)
Change in net unrealized (losses) gains on managed investments (a)	(56,777)	14,349
Income from investment affiliates	13,068	5,188
Total managed investment return	$(2,776)	$52,837

Corporate expenses
General and administrative expenses	$12,309	$17,961
Share compensation expenses	4,036	3,413
Finance expenses (a)	14,090	13,864
Dividends on preferred shares	5,828	2,203
Tax (benefit) (a)	(6,826)	(3,548)
Total Corporate expenses	$29,437	$33,893

Other items
Foreign exchange (losses) gains (a)	(3)	1,103
Other income	44	94
Transaction expenses	(7,756)	—
Total other items	$(7,715)	$1,197
Total Corporate and Investments	$(39,928)	$20,141

(a)	These items exclude the components which are included in the Asset Management segment income (loss) and amounts which are consolidated from VIEs.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables reconcile the results of our reportable segments and “Corporate & Investments” function to the Consolidated results of the Company for the years indicated:

	Three Months Ended March 31, 2018
	Reinsurance Segment	Insurance Segment	Asset Management Segment and Consolidated VIEs	Corporate & Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$765,573	$785,795	$286,625	$—	$(5,537)	$1,832,456
Reinsurance premiums ceded	(190,194)	(191,637)	—	—	5,537	(376,294)
Net premiums written	575,379	594,158	286,625	—	—	1,456,162
Change in unearned premiums	(350,627)	(294,620)	(191,973)	—	—	(837,220)
Net premiums earned	224,752	299,538	94,652	—	—	618,942
Other insurance related income	2	2,170	28,080	—	(4,756)	25,496
Total underwriting revenues	224,754	301,708	122,732	—	(4,756)	644,438
Underwriting deductions
Losses and loss expenses	103,473	183,389	34,683	—	—	321,545
Policy acquisition costs	48,340	60,057	8,059	—	—	116,456
General and administrative expenses	28,915	68,050	10,208	12,309	(4,756)	114,726
Share compensation expenses	2,663	2,989	41	4,036	—	9,729
Total underwriting deductions	183,391	314,485	52,991	16,345	(4,756)	562,456
Underwriting income (loss)	$41,363	$(12,777)	$69,741	$(16,345)	$—	$81,982
Net investment return (a)	—	—	12,735	(2,776)	—	9,959
Other items (b)	—	—	362	(20,807)	—	(20,445)
(Income) attributable to AlphaCat investors	—	—	(10,862)	—	—	(10,862)
Net (income) attributable to noncontrolling interests	—	—	(64,712)	—	—	(64,712)
Net income (loss) available (attributable) to Validus common shareholders	$41,363	$(12,777)	$7,264	$(39,928)	$—	$(4,078)

(a)	Net investment return includes net investment income, net realized and change in net unrealized gains (losses) on investments and income (loss) from investment affiliates.

(b)
Other items includes finance expenses, transaction expenses, dividends on preferred shares, tax benefit (expense), foreign exchange gains (losses), income (loss) from operating affiliate and other income (loss).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31, 2017
	Reinsurance Segment	Insurance Segment	Asset Management Segment and Consolidated VIEs	Corporate & Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$643,141	$382,790	$164,926	$—	$—	$1,190,857
Reinsurance premiums ceded	(114,446)	(79,000)	(6,660)	—	—	(200,106)
Net premiums written	528,695	303,790	158,266	—	—	990,751
Change in unearned premiums	(297,040)	(24,696)	(93,639)	—	—	(415,375)
Net premiums earned	231,655	279,094	64,627	—	—	575,376
Other insurance related income	2	996	5,161	—	(4,923)	1,236
Total underwriting revenues	231,657	280,090	69,788	—	(4,923)	576,612
Underwriting deductions
Losses and loss expenses	80,881	186,610	2,094	—	—	269,585
Policy acquisition costs	43,535	61,192	6,901	—	—	111,628
General and administrative expenses	19,969	45,276	9,641	17,961	(4,923)	87,924
Share compensation expenses	2,623	3,373	82	3,413	—	9,491
Total underwriting deductions	147,008	296,451	18,718	21,374	(4,923)	478,628
Underwriting income (loss)	$84,649	$(16,361)	$51,070	$(21,374)	$—	$97,984
Net investment return (a)	—	—	4,749	52,837	—	57,586
Other items (b)	—	—	388	(11,322)	—	(10,934)
(Income) attributable to AlphaCat investors	—	—	(7,503)	—	—	(7,503)
Net (income) attributable to noncontrolling interests	—	—	(42,572)	—	—	(42,572)
Net income (loss) available (attributable) to Validus common shareholders	$84,649	$(16,361)	$6,132	$20,141	$—	$94,561

(a)	Net investment return includes net investment income, net realized and change in net unrealized gains (losses) on investments and income (loss) from investment affiliates.

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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the years indicated:

	Gross Premiums Written
	Three Months Ended March 31, 2018
	Reinsurance Segment	Insurance Segment	Asset Management Segment	Eliminations	Total	%
United States	$200,174	$560,722	$31,023	$(1,525)	$790,394	43.1%

Worldwide excluding United States (a)	39,325	52,232	2,879	—	94,436	5.2%
Australia and New Zealand	1,136	8,177	—	—	9,313	0.5%
Europe	37,982	5,560	338	—	43,880	2.4%
Latin America and Caribbean	6,539	18,445	—	—	24,984	1.4%
Japan	2,100	916	431	—	3,447	0.2%
Canada	3,735	933	—	—	4,668	0.3%
Rest of the world (b)	18,298	27,220	—	—	45,518	2.5%
Sub-total, non United States	109,115	113,483	3,648	—	226,246	12.3%
Worldwide including United States (a)	118,809	26,655	248,114	(4,012)	389,566	21.3%
Other locations non-specific (c)	337,475	84,935	3,840	—	426,250	23.3%
Total	$765,573	$785,795	$286,625	$(5,537)	$1,832,456	100.0%

	Gross Premiums Written
	Three Months Ended March 31, 2017
	Reinsurance Segment	Insurance Segment	Asset Management Segment	Eliminations	Total	%
United States	$223,928	$190,188	$28,203	$—	$442,319	37.1%

Worldwide excluding United States (a)	35,208	32,538	7,035	—	74,781	6.3%
Australia and New Zealand	789	3,174	—	—	3,963	0.3%
Europe	31,945	8,681	466	—	41,092	3.5%
Latin America and Caribbean	9,960	20,687	—	—	30,647	2.6%
Japan	1,951	1,005	1,193	—	4,149	0.3%
Canada	2,358	449	—	—	2,807	0.2%
Rest of the world (b)	15,103	20,392	—	—	35,495	3.0%
Sub-total, non United States	97,314	86,926	8,694	—	192,934	16.2%
Worldwide including United States (a)	95,801	27,187	123,309	—	246,297	20.7%
Other locations non-specific (c)	226,098	78,489	4,720	—	309,307	26.0%
Total	$643,141	$382,790	$164,926	$—	$1,190,857	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)
The other locations non-specific category refers to business for which an analysis of exposure by geographic zone is not applicable since these exposures can span multiple geographic areas and, in some instances, are not fixed locations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s consolidated results of operations for the three months ended March 31, 2018 and 2017 and the Company’s consolidated financial condition, liquidity and capital resources as at March 31, 2018 and December 31, 2017. This discussion and analysis should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and notes thereto included in this filing and the Company’s audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2017, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk, as well as management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
For a number of reasons, the Company’s historical financial results may not accurately indicate future performance. See “Cautionary Note Regarding Forward-Looking Statements.” The Risk Factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 present a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

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
In addition, the Company has a corporate and investments function (“Corporate and Investments”), which includes the activities of the parent company, and which carries out certain functions for the group, including investment management. Corporate and Investments includes investment income on a managed basis and other non-segment expenses, predominantly general and administrative, stock compensation, finance and transaction expenses. Corporate and Investments also includes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For reporting purposes, Corporate and Investments is reflected separately; however, it is not considered a reportable segment. The Company’s corporate expenses, capital servicing and debt costs and investment results are presented separately within the Corporate and Investments discussion.
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
Pursuant to the Merger Agreement, at the effective time of the Merger, holders of the Company’s common shares will be entitled to receive consideration of $68.00 in cash per common share. Each of the Company’s issued and outstanding Series A and Series B Preferred Shares will remain issued and outstanding as a “Series A Preferred Share” and “Series B Preferred Share,” respectively, of the Surviving Company.
The Merger is expected to close in mid-2018, subject to regulatory approvals and other customary closing conditions. The Merger Agreement permits the Company to pay out regular quarterly cash dividends not to exceed $0.38 per common share, with its quarterly dividend for the second fiscal quarter for 2018 to be paid prior to the closing of the Merger even if such closing occurs prior to the regular record or payment date of such dividend.
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
Property and other reinsurance premiums have historically risen in the aftermath of significant catastrophic losses. As loss reserves are established, industry surplus is depleted and the industry’s capacity to write new business diminishes. The global property and casualty (re)insurance industry has historically been highly cyclical. Since 2007, increased capital and the relative infrequency of significant catastrophic events resulted in a softening of rates on most lines. From 2010 to 2012, there was an increased level of catastrophe activity, principally the Chilean earthquake, Deepwater Horizon, the Tohoku earthquake, the New Zealand earthquakes and Superstorm Sandy; however, the impact of these events in the aggregate were not severe enough to increase rates. As such, the Company continued to see increased competition and decreased premium rates in most classes of business.
Following the significant catastrophic events of 2017: Hurricanes Harvey, Irma and Maria and the Northern and Southern California Wildfires, the Company expects the industry to see rate increases across all loss affected classes, some of which are noted

in the renewal commentary below. However, the Company expects rate changes to be driven by the retrocession market, with reinsurers and insurers following accordingly; therefore, the full extent of rate increases will not likely be realized until mid-2018.
During the January 2018 renewal season, the Reinsurance segment underwrote $646.8 million in gross premiums written (excluding agriculture premiums), an increase of $159.6 million, or 32.8% from the 2017 renewal season. The increase was primarily driven by the continued build out of the Company’s casualty portfolio and the timing of casualty renewals as well as rate increases and significant premium growth on a few U.S. property lines where the Company participated with large gross positions and managed its net exposure through strategic retrocession purchases.
The Asset Management segment underwrote $274.4 million in gross premiums written during the January 2018 renewal season, an increase of $111.2 million, or 68.1% from the 2017 renewal season. The increase was primarily driven by significant rate increases in the retrocession component of the portfolio and an increase in assets under management.
Business written by the Insurance segment is distributed evenly throughout the year. Through March 31, 2018, the Insurance segment experienced a whole account rate increase of 8.6% on business written through the Talbot Syndicate, primarily driven by rate increases on loss impacted accounts in the property and specialty - other classes, and a whole account rate increase of 5.8% on business written through Western World, primarily driven by increases in the property class.
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
The following tables present reconciliations of book value per common share to book value per diluted common share plus accumulated dividends and other non-GAAP book value financial indicators:

	March 31, 2018
	Equity Amount	Common Shares	Per Share Amount (a)
Book value per common share (b)	$3,501,232	79,329,028	$44.14
Non-GAAP Adjustments:
Unvested restricted shares	—	2,489,888
Book value per diluted common share (c)	3,501,232	81,818,916	$42.79
Goodwill	(229,573)	—
Intangible assets	(169,168)	—
Tangible book value per diluted common share (c)	$3,102,491	81,818,916	$37.92

Book value per diluted common share (c)			$42.79
Accumulated dividends			13.46
Book value per diluted common share plus accumulated dividends (c)			$56.25

	December 31, 2017
	Equity Amount	Common Shares	Per Share Amount (a)
Book value per common share (b)	$3,495,072	79,319,550	$44.06
Non-GAAP Adjustments:
Unvested restricted shares	—	2,503,859
Book value per diluted common share (c)	3,495,072	81,823,409	$42.71
Goodwill	(229,573)	—
Intangible assets	(171,411)	—
Tangible book value per diluted common share (c)	$3,094,088	81,823,409	$37.81

Book value per diluted common share (c)			$42.71
Accumulated dividends			13.08
Book value per diluted common share plus accumulated dividends (c)			$55.79

(a)	Per share amounts are calculated by dividing the equity amount by the common shares.

(b)	The equity amount used in the calculation of book value per common share represents total shareholders' equity available to Validus excluding the liquidation value of the preferred shares.

(c)	Non-GAAP financial measure.
Book value per common share, a GAAP financial measure, increased by $0.08, or 0.2%, from $44.06 at December 31, 2017 to $44.14 at March 31, 2018.
Book value per diluted common share plus accumulated dividends, a non-GAAP financial measure, is considered by management to be the key financial indicator of performance, as the Company believes growth in book value on a diluted basis, plus the dividends that have accumulated, ultimately translates into the return that a shareholder will receive. Book value per diluted common share plus accumulated dividends increased by $0.46, or 0.8%, from $55.79 at December 31, 2017 to $56.25 at March 31, 2018. Cash dividends per common share are an integral part of the value created for shareholders. During the three months ended March 31, 2018, the Company paid cash dividends of $0.38 (2017: $0.38) per common share.
Book value per diluted common share, a non-GAAP financial measure, is considered by management to be a measure of returns to common shareholders, as the Company believes growth in book value on a diluted basis ultimately translates into growth in stock price. Book value per diluted common share after dividends paid increased by $0.08, or 0.2%, from $42.71 at December 31, 2017 to $42.79 at March 31, 2018.
The change in book value per diluted common share inclusive of dividends paid was 1.1% and 2.9% for the three months ended March 31, 2018 and 2017, respectively.
Tangible book value per diluted common share, a non-GAAP financial measure, is considered by management to be a measure of returns to common shareholders excluding goodwill and other intangible assets, as the Company believes growth in tangible book value on a diluted basis ultimately translates into growth in the tangible value of the Company. Tangible book value per diluted common share increased by $0.11, or 0.3%, from $37.81 at December 31, 2017 to $37.92 at March 31, 2018.

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
Net operating income available to Validus common shareholders is calculated by the addition or subtraction of certain Consolidated Statement of (Loss) Income and Comprehensive Income line items from net (loss) income (attributable) available to Validus common shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below:

	Three Months Ended March 31,
	2018	2017
Net (loss) income (attributable) available to Validus common shareholders	$(4,078)	$94,561
Non-GAAP Adjustments:
Net realized (gains) losses on investments	(2,200)	1,164
Change in net unrealized losses (gains) on investments	57,381	(13,348)
(Income) from investment affiliates	(13,068)	(5,188)
Foreign exchange (gains)	(525)	(1,569)
Other (income)	(44)	(94)
Transaction expenses	7,756	—
Net income attributable to noncontrolling interests	429	728
Tax (benefit) expense (a)	(3,094)	580
Net operating income available to Validus common shareholders (b)	$42,557	$76,834

Average shareholders' equity available to Validus common shareholders (c)	$3,498,152	$3,725,084

Annualized return on average equity	(0.5%)	10.2%
Annualized net operating return on average equity (b)	4.9%	8.3%

(a)
Represents the tax expense or benefit associated with the specific country to which the pre-tax adjustment relates to. The tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize tax losses carried forward.

(b)	Non-GAAP financial measure.

(c)	Average shareholders’ equity for the three months ended is the average of the beginning and ending quarter end shareholders’ equity balances, excluding the liquidation value of the preferred shares.

First Quarter 2018 Results of Operations - Consolidated
The following table presents the results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Revenues
Gross premiums written	$1,832,456	$1,190,857
Reinsurance premiums ceded	(376,294)	(200,106)
Net premiums written	1,456,162	990,751
Change in unearned premiums	(837,220)	(415,375)
Net premiums earned	618,942	575,376
Net investment income	52,072	40,214
Net realized gains (losses) on investments	2,200	(1,164)
Change in net unrealized (losses) gains on investments	(57,381)	13,348
Income from investment affiliates	13,068	5,188
Other insurance related income and other income	25,540	1,330
Foreign exchange gains	525	1,569
Total revenues	654,966	635,861
Expenses
Losses and loss expenses	321,545	269,585
Policy acquisition costs	116,456	111,628
General and administrative expenses	114,726	87,924
Share compensation expenses	9,729	9,491
Finance expenses	14,263	13,943
Transaction expenses	7,756	—
Total expenses	584,475	492,571
Income before taxes and (income) attributable to AlphaCat investors	70,491	143,290
Tax benefit	6,833	3,549
(Income) attributable to AlphaCat investors	(10,862)	(7,503)
Net income	66,462	139,336
Net (income) attributable to noncontrolling interests	(64,712)	(42,572)
Net income available to Validus	1,750	96,764
Dividends on preferred shares	(5,828)	(2,203)
Net (loss) income (attributable) available to Validus common shareholders	$(4,078)	$94,561

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$329,115	$311,054
Current period—notable loss events	—	—
Current period—non-notable loss events	—	19,762
Change in prior accident years	(7,570)	(61,231)
Total losses and loss expenses	$321,545	$269,585
Selected ratios:
Ratio of net to gross premiums written	79.5%	83.2%
Losses and loss expense ratio:
Current period excluding items below	53.2%	54.1%
Current period—notable loss events	—%	—%
Current period—non-notable loss events	—%	3.4%
Change in prior accident years	(1.2)%	(10.6)%
Losses and loss expense ratio	52.0%	46.9%
Policy acquisition cost ratio	18.8%	19.4%
General and administrative expense ratio	20.1%	16.9%
Expense ratio	38.9%	36.3%
Combined ratio	90.9%	83.2%

Highlights for the first quarter 2018 were as follows:

•
Gross premiums written for the three months ended March 31, 2018 were $1,832.5 million compared to $1,190.9 million for the three months ended March 31, 2017, an increase of $641.6 million, or 53.9% driven by increases in all segments.

•
Reinsurance premiums ceded for the three months ended March 31, 2018 were $376.3 million compared to $200.1 million for the three months ended March 31, 2017, an increase of $176.2 million, or 88.0%. The increase was primarily driven by increases in the Insurance and Reinsurance segments.

•
Net premiums earned for the three months ended March 31, 2018 were $618.9 million compared to $575.4 million for the three months ended March 31, 2017, an increase of $43.6 million, or 7.6%. The increase was primarily driven by an increase in the Asset Management and Insurance segments and was partially offset by a decrease in the Reinsurance segment.

•
Losses and loss expenses for the three months ended March 31, 2018 were $321.5 million compared to $269.6 million for the three months ended March 31, 2017, an increase of $52.0 million or 19.3% and included the following:

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

Notable Loss Events

•	There were no notable loss events occurring during the three months ended March 31, 2018 or 2017.
Non-notable Loss Events

•	There were no non-notable loss events occurring during the three months ended March 31, 2018.

•
Losses and loss expenses incurred from a single energy non-notable loss event during the three months ended March 31, 2017 were $19.8 million, or 3.4 percentage points of the loss ratio. Including reinstatement premiums payable of $1.0 million, the net loss attributable to Validus was $20.8 million.

Attritional losses

•
Attritional losses of $329.1 million, or 53.2 percentage points of the loss ratio during the three months ended March 31, 2018 compared to $311.1 million, or 54.1 percentage points of the loss ratio during the three months ended March 31, 2017.

Change in prior accident years

◦	Loss reserve development for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Adverse (favorable) development on event losses	$36,546	$(10,610)
(Favorable) development on attritional losses	(44,116)	(50,621)
Change in prior accident years	$(7,570)	$(61,231)
The adverse development on event losses during the three months ended March 31, 2018 was primarily driven by adverse development on the 2017 notable loss events, Hurricanes Irma and Maria and the Northern California Wildfires and was partially offset by favorable development on the 2017 Southern California Wildfires. Excluding the Asset Management segment, which includes losses attributable to AlphaCat’s third party investors and noncontrolling interests, favorable development during the three months ended March 31, 2018 was $33.4 million, which included adverse development of $6.5 million on event losses. The favorable development for the three months ended March 31, 2017 was primarily driven by favorable development on attritional losses.

•	Loss ratio for the three months ended March 31, 2018 and 2017 was 52.0% and 46.9%, respectively, an increase of 5.1 percentage points.

◦	Loss ratios by line of business for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Property	45.2%	33.1%
Specialty - Short-tail	50.9%	48.9%
Specialty - Other	65.8%	69.4%
All lines	52.0%	46.9%

•	Policy acquisition cost ratio for the three months ended March 31, 2018 was 18.8% compared to 19.4% for the three months ended March 31, 2017, a decrease of 0.6 percentage points.

•
General and administrative (“G&A”) expenses for the three months ended March 31, 2018 were $114.7 million compared to $87.9 million for the three months ended March 31, 2017, an increase of $26.8 million or 30.5%. General and administrative expenses for the three months ended March 31, 2018 included $12.0 million of Crop Risk Services (“CRS”) expenses, of which $1.7 million related to the amortization of intangible assets acquired. The remaining increase was primarily driven by an increase in the performance bonus accrual.

•	Combined ratio for the three months ended March 31, 2018 and 2017 was 90.9% and 83.2%, respectively, an increase of 7.7 percentage points.

First Quarter 2018 Results of Operations - Reinsurance Segment
The following table presents underwriting results by line of business for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018				2017
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total	Property	Specialty - Short-tail	Specialty - Other	Total
Underwriting revenues
Gross premiums written	$273,989	$352,110	$139,474	$765,573	$216,667	$376,878	$49,596	$643,141
Reinsurance premiums ceded	(136,390)	(31,643)	(22,161)	(190,194)	(88,417)	(24,591)	(1,438)	(114,446)
Net premiums written	137,599	320,467	117,313	575,379	128,250	352,287	48,158	528,695
Change in unearned premiums	(47,748)	(223,413)	(79,466)	(350,627)	(25,868)	(247,936)	(23,236)	(297,040)
Net premiums earned	89,851	97,054	37,847	224,752	102,382	104,351	24,922	231,655
Other insurance related income				2				2
Total underwriting revenues				224,754				231,657
Underwriting deductions
Losses and loss expenses	29,122	50,907	23,444	103,473	17,437	49,450	13,994	80,881
Policy acquisition costs	17,631	19,760	10,949	48,340	17,884	18,103	7,548	43,535
Total underwriting deductions before G&A	46,753	70,667	34,393	151,813	35,321	67,553	21,542	124,416
Underwriting income before G&A	$43,098	$26,387	$3,454	$72,941	$67,061	$36,798	$3,380	$107,241
General and administrative expenses				28,915				19,969
Share compensation expenses				2,663				2,623
Total underwriting deductions				183,391				147,008
Underwriting income				$41,363				$84,649

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$33,944	$64,358	$23,009	$121,311	$21,144	$71,480	$14,308	$106,932
Current period—notable loss events	—	—	—	—	—	—	—	—
Current period—non-notable loss events	—	—	—	—	355	4,718	—	5,073
Change in prior accident years	(4,822)	(13,451)	435	(17,838)	(4,062)	(26,748)	(314)	(31,124)
Total losses and loss expenses	$29,122	$50,907	$23,444	$103,473	$17,437	$49,450	$13,994	$80,881
Selected ratios:
Ratio of net to gross premiums written	50.2%	91.0%	84.1%	75.2%	59.2%	93.5%	97.1%	82.2%
Losses and loss expense ratio:
Current period excluding items below	37.8%	66.3%	60.8%	53.9%	20.7%	68.5%	57.5%	46.1%
Current period—notable loss events	—%	—%	—%	—%	—%	—%	—%	—%
Current period—non-notable loss events	—%	—%	—%	—%	0.3%	4.5%	—%	2.2%
Change in prior accident years	(5.4)%	(13.9)%	1.1%	(7.9)%	(4.0)%	(25.6)%	(1.3)%	(13.4)%
Losses and loss expense ratio	32.4%	52.4%	61.9%	46.0%	17.0%	47.4%	56.2%	34.9%
Policy acquisition cost ratio	19.6%	20.4%	28.9%	21.5%	17.5%	17.3%	30.3%	18.8%
General and administrative expense ratio				14.1%				9.8%
Expense ratio				35.6%				28.6%
Combined ratio				81.6%				63.5%

Highlights for the first quarter 2018 were as follows:

•
Gross premiums written for the three months ended March 31, 2018 were $765.6 million compared to $643.1 million for the three months ended March 31, 2017, an increase of $122.4 million, or 19.0% and included the following:

◦
Property premiums of $274.0 million during the three months ended March 31, 2018, compared to $216.7 million during the three months ended March 31, 2017, an increase of $57.3 million, or 26.5%, primarily driven by increased participation on a number of catastrophe excess of loss programs and new proportional business written;

◦
Specialty - short-tail premiums of $352.1 million during the three months ended March 31, 2018, compared to $376.9 million during the three months ended March 31, 2017, a decrease of $24.8 million, or 6.6%. The decrease was primarily driven by the non-renewal of one significant agriculture contract and was partially offset by new composite business written; and

◦
Specialty - other premiums of $139.5 million during the three months ended March 31, 2018, compared to $49.6 million during the three months ended March 31, 2017, an increase of $89.9 million, or 181.2%, primarily driven by new casualty business written and the timing of renewals.

•
Reinsurance premiums ceded for the three months ended March 31, 2018 were $190.2 million compared to $114.4 million for the three months ended March 31, 2017, an increase of $75.7 million, or 66.2%. The increase was primarily driven by an increase in the property lines of $48.0 million as a result of new aggregate and proportional covers purchased and an increase in the specialty - other lines of $20.7 million as a result of a new casualty retrocession cover.

•	Net premiums earned for the three months ended March 31, 2018 were $224.8 million compared to $231.7 million for the three months ended March 31, 2017, a decrease of $6.9 million, or 3.0%.

•
Losses and loss expenses for the three months ended March 31, 2018 were $103.5 million compared to $80.9 million for the three months ended March 31, 2017, an increase of $22.6 million or 27.9% and included the following:

Notable Loss Events

•	There were no notable loss events occurring during the three months ended March 31, 2018 or 2017.
Non-notable Loss Events

•	There were no non-notable loss events occurring during the three months ended March 31, 2018.

•
Losses and loss expenses incurred from a single energy non-notable loss event during the three months ended March 31, 2017 were $5.1 million, or 2.2 percentage points of the loss ratio and related primarily to the specialty - short-tail lines.

Attritional losses

•
Attritional losses of $121.3 million, or 53.9 percentage points of the loss ratio during the three months ended March 31, 2018 compared to $106.9 million, or 46.1 percentage points of the loss ratio during the three months ended March 31, 2017. The increase in the attritional loss ratio was primarily due to $10.0 million of losses from Winter Storm Friederike which did not meet the non-notable loss threshold and the earned impact of higher retrocession purchases as noted above.

Change in prior accident years

◦	Loss reserve development for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31, 2018
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
Adverse development on event losses	$857	$3,348	$450	$4,655
(Favorable) development on attritional losses	(5,679)	(16,799)	(15)	(22,493)
Change in prior accident years	$(4,822)	$(13,451)	$435	$(17,838)

	Three Months Ended March 31, 2017
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
Adverse (favorable) development on event losses	$2,623	$(8,670)	$194	$(5,853)
(Favorable) development on attritional losses	(6,685)	(18,078)	(508)	(25,271)
Change in prior accident years	$(4,062)	$(26,748)	$(314)	$(31,124)
The net favorable development for the three months ended March 31, 2018 and 2017 was primarily driven by favorable development on attritional losses. The favorable development on event losses during the three months ended March 31, 2017 was primarily related to the 2015 Pemex notable loss event.

•	Loss ratio for the three months ended March 31, 2018 and 2017 was 46.0% and 34.9%, respectively, an increase of 11.1 percentage points.

•
Policy acquisition cost ratio for the three months ended March 31, 2018 was 21.5% compared to 18.8% for the three months ended March 31, 2017, an increase of 2.7 percentage points. The increase was primarily driven by the earned impact of higher retrocession purchases as noted above and a change in business mix in the specialty classes.

•
General and administrative expenses for the three months ended March 31, 2018 were $28.9 million compared to $20.0 million for the three months ended March 31, 2017, an increase of $8.9 million or 44.8%. The increase was primarily driven by an increase in the performance bonus accrual and a higher allocation of costs to the segment.

•	Combined ratio for the three months ended March 31, 2018 and 2017 was 81.6% and 63.5%, respectively, an increase of 18.1 percentage points.

•	Underwriting income for the three months ended March 31, 2018 was $41.4 million compared to $84.6 million for the three months ended March 31, 2017, a decrease of $43.3 million or 51.1%.

First Quarter 2018 Results of Operations - Insurance Segment
On May 1, 2017, the Company completed its acquisition of CRS. The results of CRS have been presented within the specialty - short-tail line of business in the Insurance segment from the date of acquisition.
The following table presents underwriting results by line of business for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018				2017
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total	Property	Specialty - Short-tail	Specialty - Other	Total
Underwriting revenues
Gross premiums written	$91,958	$538,322	$155,515	$785,795	$81,547	$179,221	$122,022	$382,790
Reinsurance premiums ceded	(47,055)	(105,303)	(39,279)	(191,637)	(33,263)	(26,554)	(19,183)	(79,000)
Net premiums written	44,903	433,019	116,236	594,158	48,284	152,667	102,839	303,790
Change in unearned premiums	30,084	(312,988)	(11,716)	(294,620)	19,990	(40,070)	(4,616)	(24,696)
Net premiums earned	74,987	120,031	104,520	299,538	68,274	112,597	98,223	279,094
Other insurance related income				2,170				996
Total underwriting revenues				301,708				280,090
Underwriting deductions
Losses and loss expenses	53,552	59,674	70,163	183,389	59,487	55,708	71,415	186,610
Policy acquisition costs	16,556	21,481	22,020	60,057	13,823	26,618	20,751	61,192
Total underwriting deductions before G&A	70,108	81,155	92,183	243,446	73,310	82,326	92,166	247,802
Underwriting income before G&A	$4,879	$38,876	$12,337	$58,262	$(5,036)	$30,271	$6,057	$32,288
General and administrative expenses				68,050				45,276
Share compensation expenses				2,989				3,373
Total underwriting deductions				314,485				296,451
Underwriting (loss)				$(12,777)				$(16,361)

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$49,484	$71,875	$77,578	$198,937	$53,464	$67,471	$77,675	$198,610
Current period—notable loss events	—	—	—	—	—	—	—	—
Current period—non-notable loss events	—	—	—	—	14,689	—	—	14,689
Change in prior accident years	4,068	(12,201)	(7,415)	(15,548)	(8,666)	(11,763)	(6,260)	(26,689)
Total losses and loss expenses	$53,552	$59,674	$70,163	$183,389	$59,487	$55,708	$71,415	$186,610
Selected ratios:
Ratio of net to gross premiums written	48.8%	80.4%	74.7%	75.6%	59.2%	85.2%	84.3%	79.4%
Losses and loss expense ratio:
Current period excluding items below	66.0%	59.9%	74.2%	66.4%	78.3%	59.9%	79.1%	71.2%
Current period—notable loss events	—%	—%	—%	—%	—%	—%	—%	—%
Current period—non-notable loss events	—%	—%	—%	—%	21.5%	—%	—%	5.3%
Change in prior accident years	5.4%	(10.2)%	(7.1)%	(5.2)%	(12.7)%	(10.4)%	(6.4)%	(9.6)%
Losses and loss expense ratio	71.4%	49.7%	67.1%	61.2%	87.1%	49.5%	72.7%	66.9%
Policy acquisition cost ratio	22.1%	17.9%	21.1%	20.0%	20.2%	23.6%	21.1%	21.9%
General and administrative expense ratio				23.7%				17.4%
Expense ratio				43.7%				39.3%
Combined ratio				104.9%				106.2%

Highlights for the first quarter 2018 were as follows:

•
Gross premiums written for the three months ended March 31, 2018 were $785.8 million compared to $382.8 million for the three months ended March 31, 2017, an increase of $403.0 million, or 105.3% and included the following:

◦	Property premiums of $92.0 million during the three months ended March 31, 2018, compared to $81.5 million during the three months ended March 31, 2017, an increase of $10.4 million, or 12.8%;

◦
Specialty - short-tail premiums of $538.3 million during the three months ended March 31, 2018, compared to $179.2 million during the three months ended March 31, 2017, an increase of $359.1 million, or 200.4%. The increase was primarily driven by new agriculture business written through CRS; and

◦
Specialty - other premiums of $155.5 million during the three months ended March 31, 2018, compared to $122.0 million during the three months ended March 31, 2017, an increase of $33.5 million, or 27.4%, primarily driven by increased participation on renewals and the build out of product offerings in U.S. liability lines.

•
Reinsurance premiums ceded for the three months ended March 31, 2018 were $191.6 million compared to $79.0 million for the three months ended March 31, 2017, an increase of $112.6 million, or 142.6%. The increase was primarily driven by an increase in the specialty - short-tail lines of $78.7 million driven by ceded agriculture premiums relating to new business written through CRS and an increase in the specialty - other lines of $20.1 million as a result of the continued build out of U.S. liability lines as noted above.

•
Net premiums earned for the three months ended March 31, 2018 were $299.5 million compared to $279.1 million for the three months ended March 31, 2017, an increase of $20.4 million, or 7.3%. The increase was primarily due to agriculture net premiums earned relating to new business written through CRS.

•
Losses and loss expenses for the three months ended March 31, 2018 were $183.4 million compared to $186.6 million for the three months ended March 31, 2017, a decrease of $3.2 million or 1.7% and included the following:

Notable Loss Events

•	There were no notable loss events occurring during the three months ended March 31, 2018 or 2017.
Non-notable Loss Events

•	There were no non-notable loss events occurring during the three months ended March 31, 2018.

•
Losses and loss expenses incurred from a single energy non-notable loss event during the three months ended March 31, 2017 were $14.7 million, or 5.3 percentage points of the loss ratio and related solely to the property lines.

Attritional losses

•
Attritional losses of $198.9 million, or 66.4 percentage points of the loss ratio during the three months ended March 31, 2018 compared to $198.6 million, or 71.2 percentage points of the loss ratio during the three months ended March 31, 2017.

Change in prior accident years

◦	Loss reserve development for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31, 2018
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
Adverse (favorable) development on event losses	$2,934	$(887)	$(156)	$1,891
Adverse (favorable) development on attritional losses	1,134	(11,314)	(7,259)	(17,439)
Change in prior accident years	$4,068	$(12,201)	$(7,415)	$(15,548)

	Three Months Ended March 31, 2017
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
(Favorable) development on event losses	$(800)	$(3,730)	$(1)	$(4,531)
(Favorable) development on attritional losses	(7,866)	(8,033)	(6,259)	(22,158)
Change in prior accident years	$(8,666)	$(11,763)	$(6,260)	$(26,689)
The net favorable development for the three months ended March 31, 2018 and 2017 was primarily driven by favorable development on attritional losses.

•	Loss ratio for the three months ended March 31, 2018 and 2017 was 61.2% and 66.9%, respectively, a decrease of 5.7 percentage points.

•	Policy acquisition cost ratio for the three months ended March 31, 2018 was 20.0% compared to 21.9% for the three months ended March 31, 2017, a decrease of 1.9 percentage points.

•
General and administrative expenses for the three months ended March 31, 2018 were $68.1 million compared to $45.3 million for the three months ended March 31, 2017, an increase of $22.8 million or 50.3%. General and administrative expenses for the three months ended March 31, 2018 included $12.0 million of CRS expenses, of which $1.7 million related to the amortization of intangible assets acquired. The remaining increase was primarily driven by an increase in the performance bonus accrual and a higher allocation of costs to the segment.

•	Combined ratio for the three months ended March 31, 2018 and 2017 was 104.9% and 106.2%, respectively, a decrease of 1.3 percentage points.

•	Underwriting (loss) for the three months ended March 31, 2018 was $(12.8) million compared to $(16.4) million for the three months ended March 31, 2017, a decrease of $3.6 million or 21.9%.

First Quarter 2018 Results of Operations - Asset Management Segment
The following table presents the Asset Management segment income on an asset manager basis for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Fee revenues
Third party	$6,209	$4,644
Related party	443	631
Total fee revenues	6,652	5,275
Expenses
General and administrative expenses	4,547	3,844
Share compensation expenses	41	82
Finance expenses	78	31
Tax (benefit)	(7)	(1)
Foreign exchange losses (gains)	1	(1)
Total expenses	4,660	3,955
Income before investment income from funds and sidecars	1,992	1,320
Investment income (loss) from funds and sidecars (a)
AlphaCat Sidecars	32	(112)
AlphaCat ILS Funds - Lower Risk (b)	1,234	2,189
AlphaCat ILS Funds - Higher Risk (b)	3,820	2,367
BetaCat ILS Funds	186	368
Validus' share of investment income from funds and sidecars	5,272	4,812
Asset Management segment income	$7,264	$6,132

Gross premiums written
AlphaCat Sidecars	$(143)	$66
AlphaCat ILS Funds - Lower Risk (b)	109,950	52,908
AlphaCat ILS Funds - Higher Risk (b)	165,896	93,536
AlphaCat Direct (c)	10,922	18,416
Total	$286,625	$164,926

(a)	The investment income (loss) from funds and sidecars is based on equity accounting.

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
Highlights for the first quarter 2018 were as follows:

•
Fee revenues earned for the three months ended March 31, 2018 were $6.7 million compared to $5.3 million during the three months ended March 31, 2017, an increase of $1.4 million or 26.1%. Third party fee revenues earned during the three months ended March 31, 2018 were $6.2 million compared to $4.6 million during the three months ended March 31, 2017, an increase of $1.6 million or 33.7%. The increase in third party fee revenues was primarily driven by an increase in management fees as a result of an increase in assets under management over the last twelve months.

•
Total expenses for the three months ended March 31, 2018 were $4.7 million compared to $4.0 million during the three months ended March 31, 2017, an increase of $0.7 million, or 17.8%. The increase was driven by a higher allocation of costs to the segment.

•
Validus’ share of investment income from AlphaCat Funds and Sidecars for the three months ended March 31, 2018 was $5.3 million compared to $4.8 million during the three months ended March 31, 2017, an increase of $0.5 million, or 9.6%.

•	Asset Management segment income for the three months ended March 31, 2018 was $7.3 million compared to $6.1 million during the three months ended March 31, 2017, an increase of $1.1 million, or 18.5%.

Assets Under Management

	Assets Under Management (a)
(Dollars in thousands)	April 1, 2018	January 1, 2018
Assets Under Management - Related Party (a)
AlphaCat Sidecars	$4,777	$5,631
AlphaCat ILS Funds - Lower Risk (b)	75,283	75,898
AlphaCat ILS Funds - Higher Risk (b)	74,253	68,290
AlphaCat Direct (c)	—	—
BetaCat ILS Funds	25,104	24,914
Total	$179,417	$174,733

Assets Under Management - Third Party (a)
AlphaCat Sidecars	$17,120	$20,565
AlphaCat ILS Funds - Lower Risk (b)	1,741,804	1,663,606
AlphaCat ILS Funds - Higher Risk (b)	1,157,510	1,029,224
AlphaCat Direct (c)	490,716	443,730
BetaCat ILS Funds	77,547	67,046
Total	3,484,697	3,224,171
Total Assets Under Management (a)	$3,664,114	$3,398,904

(a)	The Company’s assets under management are based on NAV and are represented by investments made by related parties and third parties in the feeder funds and on a direct basis.

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

•
Assets under management were $3.7 billion as at April 1, 2018, compared to $3.4 billion as at January 1, 2018, of which third party assets under management were $3.5 billion as at April 1, 2018, compared to $3.2 billion as at January 1, 2018. During the three months ended April 1, 2018, a total of $200.4 million of capital was raised, of which $198.1 million was raised from third parties. During the three months ended April 1, 2018, $4.3 million was returned to investors, of which $3.4 million was returned to third party investors.

First Quarter 2018 Results - Corporate and Investments
The following table presents the Corporate and Investment function’s income and expense items on a consolidated basis for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Managed investments
Managed net investment income (a)	$39,791	$36,192
Net realized gains (losses) on managed investments (a)	1,142	(2,892)
Change in net unrealized (losses) gains on managed investments (a)	(56,777)	14,349
Income from investment affiliates	13,068	5,188
Total managed investment return	(2,776)	52,837
Corporate expenses
General and administrative expenses	12,309	17,961
Share compensation expenses	4,036	3,413
Finance expenses (a)	14,090	13,864
Dividends on preferred shares	5,828	2,203
Tax (benefit) (a)	(6,826)	(3,548)
Total Corporate expenses	29,437	33,893
Other items
Foreign exchange (losses) gains (a)	(3)	1,103
Other income	44	94
Transaction expenses	(7,756)	—
Total other items	(7,715)	1,197
Total Corporate and Investments	$(39,928)	$20,141

(a)	These items exclude the components which are included in the Asset Management segment income and amounts which are consolidated from VIEs.
Managed investments
Highlights for the first quarter 2018 were as follows:

•	Managed net investment income for the three months ended March 31, 2018 was $39.8 million compared to $36.2 million for the three months ended March 31, 2017, an increase of $3.6 million, or 9.9%.

•	Annualized effective yield on managed investments for the three months ended March 31, 2018 was 2.33%, compared to 2.27% for the three months ended March 31, 2017, an increase of 6 basis points.

•	Net realized gains on managed investments for the three months ended March 31, 2018 were $1.1 million compared to (losses) of $(2.9) million for the three months ended March 31, 2017.

•
Change in net unrealized (losses) on managed investments for the three months ended March 31, 2018 of $(56.8) million compared to gains $14.3 million for the three months ended March 31, 2017. Changes in unrealized (losses) on managed investments during the three months ended March 31, 2018 were primarily driven by the impact of interest rate increases on the Company’s managed fixed maturity portfolio.

•
Income from investment affiliates for the three months ended March 31, 2018 was $13.1 million compared to $5.2 million for the three months ended March 31, 2017, an increase of $7.9 million, or 151.9%. The income from investment affiliates represents equity earnings on investments in funds managed by Aquiline Capital Partners LLC.

Corporate expenses and other items
Highlights for the first quarter 2018 were as follows:

•
General and administrative expenses for the three months ended March 31, 2018 were $12.3 million compared to $18.0 million for the three months ended March 31, 2017, a decrease of $5.7 million, or 31.5%. The decrease was primarily driven by a higher allocation of costs to reporting segments during the three months ended March 31, 2018.

•	Share compensation expenses for the three months ended March 31, 2018 were $4.0 million compared to $3.4 million for the three months ended March 31, 2017, an increase of $0.6 million, or 18.3%.

•	Finance expenses for the three months ended March 31, 2018 were $14.1 million compared to $13.9 million for the three months ended March 31, 2017, an increase of $0.2 million, or 1.6%.

•
Dividends on preferred shares for the three months ended March 31, 2018 were $5.8 million compared to $2.2 million for the three months ended March 31, 2017, an increase of $3.6 million, or 164.5% due to $250.0 million of new preferred shares issued during the second quarter of 2017.

•
Tax (benefit) for the three months ended March 31, 2018 was $(6.8) million compared to $(3.5) million for the three months ended March 31, 2017. The tax (benefit) during the three months ended March 31, 2018 mainly related to operating losses in the Insurance segment and unrealized losses on the Company’s investment portfolio.

•	Foreign exchange (losses) for the three months ended March 31, 2018 were $nil compared to gains of $1.1 million for the three months ended March 31, 2017.

•
Transaction expenses for the three months ended March 31, 2018 were $7.8 million compared to $nil for the three months ended March 31, 2017 and were primarily composed of legal and financial advisory services in relation to the Company’s Merger with AIG.

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
The fair value of the Company’s investments, cash and cash equivalents and restricted cash as at March 31, 2018 and December 31, 2017 was as follows:

	Fair Value
	March 31, 2018	December 31, 2017
Managed investments, cash and cash equivalents and restricted cash
Fixed maturities
U.S. government and government agency	$589,161	$727,397
Non-U.S. government and government agency	318,345	312,239
U.S. states, municipalities and political subdivisions	184,964	201,303
Agency residential mortgage-backed securities	968,258	978,049
Non-agency residential mortgage-backed securities	43,487	40,373
U.S. corporate	1,534,805	1,533,395
Non-U.S. corporate	415,156	422,249
Bank loans	468,815	442,951
Asset-backed securities	741,712	658,303
Commercial mortgage-backed securities	318,392	312,395
Total fixed maturities	5,583,095	5,628,654
Short-term investments	188,251	230,011
Other investments
Hedge funds	15,758	15,774
Private equity investments	79,774	78,407
Fixed income investment funds	200,944	204,426
Overseas deposits	60,770	56,611
Total other investments	357,246	355,218
Investments in investment affiliates (a)	113,471	100,137
Cash and cash equivalents	666,527	691,687
Restricted cash	70,968	62,848
Total managed investments, cash and cash equivalents and restricted cash	$6,979,558	$7,068,555

Non-managed investments, cash and cash equivalents and restricted cash
Catastrophe bonds	$219,927	$229,694
Short-term investments	3,450,689	3,151,746
Cash and cash equivalents	5,646	63,303
Restricted cash	231,309	331,815
Total non-managed investments, cash and cash equivalents and restricted cash	3,907,571	3,776,558
Total investments and cash	$10,887,129	$10,845,113

(a)	The Company’s investments in investment affiliates have been treated as equity method investments with the corresponding gains and losses recorded in income as “Income from investment affiliates.”
As at March 31, 2018, the Company’s managed cash and investment portfolio totaled $7.0 billion (December 31, 2017: $7.1 billion). Refer to Note 4 to the Consolidated Financial Statements, “Investments,” in Part I, Item 1 for further details related to the Company’s managed investments.
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
The Company’s IPS requires managed investments to have an average duration in the range of 0.75 years to 3.25 years. At March 31, 2018, the average duration of the Company’s managed investment portfolio was 2.19 years (December 31, 2017: 2.17 years). This duration is reviewed regularly based on changes in the duration of the Company’s liabilities and general market conditions.
The Company’s IPS also requires certain minimum credit quality standards for its managed fixed maturity portfolio, including a minimum weighted average portfolio rating of A+ for securities with ratings. Further limits on asset classes and security types are also mandated. In addition, the Company stress-tests the downside risks within its asset portfolio using internal and external inputs and stochastic modeling processes to help define and limit asset risks to acceptable levels that are consistent with our overall ERM framework. At March 31, 2018, the Company’s rated managed fixed maturity portfolio had an average credit quality rating of A+ (December 31, 2017: AA-). Refer to Note 4(a) to the Consolidated Financial Statements, “Investments,” in Part I, Item 1 for further details related to the investment ratings of the Company’s fixed maturity portfolio.
The value of the Company’s managed fixed maturity portfolio will fluctuate with, among other factors, changes in the interest rate environment and in overall economic conditions. Additionally, the structure of the Company’s overall managed investment portfolio exposes the Company to other risks, including insolvency or reduced credit quality of corporate debt securities, prepayment, default and structural risks on asset-backed securities, mortgage-backed securities and bank loans and liquidity risks on certain other investments, including hedge funds, fixed income investment funds and private equity investments. For further details on market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
As part of the ongoing risk management process, the Company monitors the aggregation of country or jurisdiction risk exposure. Jurisdiction risk exposure is the risk that events within a jurisdiction, such as currency crises, regulatory changes and other political events, will adversely affect the ability of obligors within the jurisdiction to honor their obligations. The following tables provide a breakdown of the fair value of jurisdiction risk exposures outside the United States within the Company’s managed fixed maturity portfolio:

	March 31, 2018
(Dollars in thousands)	Fair Value	% of Total
Supranational	$70,161	9.6%
Germany	59,199	8.1%
Canada	40,512	5.5%
Province of Ontario	30,784	4.2%
France	25,457	3.5%
United Kingdom	15,804	2.2%
Netherlands	10,610	1.4%
Other (individual jurisdictions below $10,000)	65,818	9.0%
Total Managed Non-U.S. Government Securities	318,345	43.5%
European Corporate Securities	156,345	21.2%
U.K. Corporate Securities	121,808	16.6%
Other Non-U.S. Corporate Securities	137,003	18.7%
Total Managed Non-U.S. Fixed Maturity Portfolio	$733,501	100.0%

	December 31, 2017
(Dollars in thousands)	Fair Value	% of Total
Germany	$71,287	9.7%
Supranational	60,200	8.2%
Canada	38,805	5.3%
Province of Ontario	31,069	4.2%
United Kingdom	19,886	2.7%
France	14,066	1.9%
Netherlands	10,348	1.4%
Other (individual jurisdictions below $10,000)	66,578	9.1%
Total Managed Non-U.S. Government Securities	312,239	42.5%
European Corporate Securities	139,779	19.0%
U.K. Corporate Securities	122,534	16.7%
Other Non-U.S. Corporate Securities	159,936	21.8%
Total Managed Non-U.S. Fixed Maturity Portfolio	$734,488	100.0%
At March 31, 2018, the Company did not have an aggregate exposure to any single issuer of more than 0.9% (December 31, 2017: 0.9%) of managed cash and investments, other than with respect to government and agency securities. The top ten exposures to fixed income corporate issuers at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
Issuer (a)	Fair Value (b)	Rating (c)	% of Managed Investments, Cash and Cash Equivalents and Restricted Cash
JPMorgan Chase & Co.	$62,897	BBB+	0.9%
Morgan Stanley	55,645	BBB+	0.8%
Goldman Sachs Group	55,316	BBB+	0.8%
Citigroup Inc.	49,566	BBB+	0.7%
Bank of America Corp.	48,184	BBB+	0.7%
Wells Fargo & Company	47,163	A	0.7%
HSBC Holdings plc	34,960	A	0.5%
CVS Health Corp.	33,611	BBB	0.5%
AT&T Inc.	30,973	BBB+	0.4%
International Business Machines Corp.	30,303	A+	0.4%
Total	$448,618		6.4%

	December 31, 2017
Issuer (a)	Fair Value (b)	Rating (c)	% of Managed Investments, Cash and Cash Equivalents and Restricted Cash
JPMorgan Chase & Co.	$67,079	BBB+	0.9%
Citigroup Inc.	59,438	BBB+	0.8%
Morgan Stanley	56,503	BBB+	0.8%
Bank of America Corp.	51,579	A-	0.7%
Goldman Sachs Group	49,679	BBB+	0.7%
Wells Fargo & Company	45,545	A	0.6%
AT&T Inc.	34,615	BBB+	0.5%
HSBC Holdings plc	33,972	A	0.5%
Bank of New York Mellon Corp.	32,592	A	0.5%
Capital One Financial Corporation	29,145	BBB+	0.4%
Total	$460,147		6.4%

(a)	Issuers exclude government-backed government-sponsored enterprises and cash and cash equivalents.

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

Reserve for Losses and Loss Expenses
At March 31, 2018 and 2017, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The following tables indicate the breakdown of gross and net reserves for losses and loss expenses between lines of business and between case reserves and IBNR.

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$898,512	$1,314,079	$2,212,591	$893,180	$1,398,563	$2,291,743
Specialty - Short-tail	537,548	746,147	1,283,695	515,450	930,062	1,445,512
Specialty - Other	334,218	802,125	1,136,343	345,214	748,921	1,094,135
Total	$1,770,278	$2,862,351	$4,632,629	$1,753,844	$3,077,546	$4,831,390

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$768,768	$809,606	$1,578,374	$732,289	$820,301	$1,552,590
Specialty - Short-tail	464,911	614,369	1,079,280	435,201	653,693	1,088,894
Specialty - Other	300,785	694,246	995,031	310,904	645,005	955,909
Total	$1,534,464	$2,118,221	$3,652,685	$1,478,394	$2,118,999	$3,597,393

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by operating segment for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
(Dollars in thousands)	Reinsurance Segment	Insurance Segment	Asset Management Segment	Total
Reserve for losses and loss expenses, beginning of period	$1,816,654	$2,300,437	$714,299	$4,831,390
Loss reserves recoverable	(548,131)	(640,866)	(45,000)	(1,233,997)
Net reserves for losses and loss expenses, beginning of period	1,268,523	1,659,571	669,299	3,597,393
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	121,311	198,937	8,867	329,115
Prior years	(17,838)	(15,548)	25,816	(7,570)
Total net incurred losses and loss expenses	103,473	183,389	34,683	321,545
Foreign exchange loss	8,683	6,803	141	15,627
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(3,081)	(16,654)	—	(19,735)
Prior years	(93,307)	(192,024)	23,186	(262,145)
Total net paid losses	(96,388)	(208,678)	23,186	(281,880)
Net reserves for losses and loss expenses, end of period	1,284,291	1,641,085	727,309	3,652,685
Loss reserves recoverable	529,574	450,370	—	979,944
Reserve for losses and loss expenses, end of period	$1,813,865	$2,091,455	$727,309	$4,632,629
For further information regarding the Company’s reserves for losses and loss expenses refer to Note 9 to the Consolidated Financial Statements, “Reserve for losses and loss expenses,” in Part I, Item 1. The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. For the three months ended March 31, 2018, net favorable loss reserve development on prior accident years was $7.6 million, of which $17.8 million related to the Reinsurance segment and $15.5 million related to the Insurance segment. The favorable development was partially offset by $25.8 million of adverse development related to the Asset Management segment.
The management of (re)insurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of some notable loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for these events. The Company’s actual ultimate net loss may vary materially from these estimates. Ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review may be reserved for in the reserve for potential development on notable loss events (“RDE”) and would be included as part of the Company’s overall reserves. As at March 31, 2018, the Company had no RDE.

For disclosure purposes, only those notable loss events which have an ultimate loss estimate above $30.0 million are disclosed separately and included in the reserves for notable loss event roll forward table below. To the extent that there are increased complexity and volatility factors relating to notable loss events in the aggregate, RDE may be established for a specific accident year.

		Year Ended December 31, 2016		Year Ended December 31, 2017		Three Months Ended March 31, 2018
2016 Notable Loss Events	Initial estimate (a)	Development (Favorable) / Unfavorable	Closing Estimate (b)	Development (Favorable) / Unfavorable	Closing Estimate (b)	Development (Favorable) / Unfavorable	Closing Estimate (b)
Canadian Wildfires	$36,915	$(17,265)	$19,650	$(162)	$19,488	$1	$19,489
Hurricane Matthew	39,140	—	39,140	9,222	48,362	(1,372)	46,990
2016 New Zealand Earthquake	31,421	—	31,421	—	31,421	—	31,421
Total	$107,476	$(17,265)	$90,211	$9,060	$99,271	$(1,371)	$97,900

		Paid Loss	Closing Reserve (c)	Paid Loss	Closing Reserve (c)	Paid Loss	Closing Reserve (c)
Canadian Wildfires		$5,676	$13,974	$4,074	$9,738	$165	$9,574
Hurricane Matthew		6,712	32,428	25,090	16,560	1,642	13,546
2016 New Zealand Earthquake		—	31,421	817	30,604	65	30,539
Total		$12,388	$77,823	$29,981	$56,902	$1,872	$53,659

2017 Notable Loss Events	Initial estimate (a)			Development (Favorable) / Unfavorable	Closing Estimate (b)	Development (Favorable) / Unfavorable	Closing Estimate (b)
Hurricane Harvey	$247,409			$65,795	$313,204	$(458)	$312,746
Hurricane Irma	518,559			(60,414)	458,145	37,320	495,465
Hurricane Maria	160,207			(10,856)	149,351	10,658	160,009
Northern California Wildfires	87,754			—	87,754	7,068	94,822
Southern California Wildfires	38,495			—	38,495	(25,050)	13,445
Total	$1,052,424			$(5,475)	$1,046,949	$29,538	$1,076,487

				Paid Loss	Closing Reserve (c)	Paid Loss	Closing Reserve (c)
Hurricane Harvey				$59,010	$254,194	$14,030	$239,706
Hurricane Irma				119,045	339,100	21,080	355,340
Hurricane Maria				9,817	139,534	1,668	148,524
Northern California Wildfires				12,172	75,582	1,067	81,583
Southern California Wildfires				—	38,495	461	12,984
Total				$200,044	$846,905	$38,306	$838,137

(a)	Includes paid losses, case reserves and IBNR reserves.

(b)	Excludes impact of movements in foreign exchange rates.

(c)	Closing Reserve for the period equals closing estimate for the period less cumulative paid losses.

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
The following table details the capital resources of certain subsidiaries of the Company on an unconsolidated basis:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Validus Reinsurance, Ltd. (excluding capital supporting FAL) (a) (b)	$3,952,489	$3,898,905
Talbot Holdings, Ltd. (including capital supporting FAL) (b)	815,158	824,946
Other, net	(81,229)	(44,057)
Redeemable noncontrolling interests in AlphaCat	1,423,110	1,004,094
Noncontrolling interests in AlphaCat	334,357	16,718
Total consolidated capitalization	6,443,885	5,700,606
Senior notes payable	(245,614)	(245,564)
Debentures payable	(539,572)	(539,158)
Redeemable noncontrolling interests in AlphaCat	(1,423,110)	(1,004,094)
Total shareholders’ equity	4,235,589	3,911,790
Preferred shares (c)	(400,000)	(400,000)
Noncontrolling interests in AlphaCat	(334,357)	(16,718)
Total shareholders’ equity available to Validus common shareholders (c)	$3,501,232	$3,495,072

(a)	Validus Reinsurance, Ltd. (excluding capital supporting FAL) includes capital of $691,901 (December 31, 2017: $702,932) relating to Western World Insurance Group, Inc.

(b)
Validus Reinsurance, Ltd. (excluding capital supporting FAL) excludes capital of $586,260 (December 31, 2017: $599,077) which supports Talbot’s FAL. This capital was included in Talbot Holdings, Ltd. (including capital supporting FAL).

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

There are three main sources of cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by or used in operating, investing and financing activities and the effect of foreign currency rate changes on cash and cash equivalents and restricted cash for the three months ended March 31, 2018 and 2017 is provided in the following table:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net cash provided by operating activities	$45,942	$17,799
Net cash (used in) provided by investing activities	(271,787)	177,601
Net cash provided by financing activities	34,535	24,354
Effect of foreign currency rate changes on cash and cash equivalents and restricted cash	16,107	5,798
Net increase in cash and cash equivalents and restricted cash	$(175,203)	$225,552
Operating Activities
Cash flow from operating activities is derived primarily from the receipt of premiums less the payment of losses and loss expenses related to underwriting activities.
Net cash provided by operating activities during three months ended March 31, 2018 and 2017 was $45.9 million and $17.8 million, respectively. The favorable movement of $28.1 million during the three months ended March 31, 2018 compared to 2017 was primarily due to the timing of cash receipts and payments, notably with regard to premiums receivable and losses payable, respectively.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.
Investing Activities
Cash flow (used in) provided by investing activities is primarily from net (purchases) sales made in the Company’s investment portfolio. As at March 31, 2018, the Company’s portfolio was composed of fixed income, short-term and other investments and investments in investment affiliates amounting to $9.9 billion or 91.0% of total cash and investments. For further details related to investments pledged as collateral, refer to Note 4 to the Consolidated Financial Statements, “Investments,” in Part I Item 1.
Net cash (used in) investing activities during the three months ended March 31, 2018 was $(271.8) million compared to net cash provided by investing activities of $177.6 million during the three months ended March 31, 2017. The increase in net cash used in investing activities of $449.4 million during the three months ended March 31, 2018 compared to 2017 was primarily driven by an increase in purchases of fixed maturity investments in the Company’s managed portfolio and an increase in purchases of short-term investments in the Company’s non-managed portfolio primarily on behalf of AlphaCat investors.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance and purchase of shares in the Company and its subsidiaries, including third party investments in the funds and sidecars, as well as the issuance of notes payable to AlphaCat investors, and is partially offset by repurchases of shares in the Company and the payment of dividends.
Net cash provided by financing activities during the three months ended March 31, 2018 and 2017 was $34.5 million and $24.4 million, respectively.

Capital Resources
The following table details the Company’s capital position as at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Senior Notes (a)	$245,614	$245,564
Junior Subordinated Deferrable Debentures (JSDs) (a)	289,800	289,800
Flagstone Junior Subordinated Deferrable Debentures (JSDs) (a)	249,772	249,358
Total debt	785,186	784,722

Redeemable noncontrolling interests	1,423,110	1,004,094

Preferred shares, liquidation value (b)	400,000	400,000
Ordinary shares, capital and surplus available to Validus common shareholders	3,491,827	3,517,264
Accumulated other comprehensive income (loss)	9,405	(22,192)
Noncontrolling interests	334,357	16,718
Total shareholders' equity	$4,235,589	$3,911,790

Total capitalization (c)	$6,443,885	$5,700,606
Total capitalization available to Validus (d)	$4,686,418	$4,679,794

Debt to total capitalization	12.2%	13.8%
Debt (excluding JSDs) to total capitalization	3.8%	4.3%
Debt and preferred shares to total capitalization	18.4%	20.8%

Debt to total capitalization available to Validus	16.8%	16.8%
Debt (excluding JSDs) to total capitalization available to Validus	5.2%	5.2%
Debt and preferred shares to total capitalization available to Validus	25.3%	25.3%

(a)	Refer to Part I, Item 1, Note 13 to the Consolidated Financial Statements, “Debt and financing arrangements,” for further details and discussion on the debt and financing arrangements of the Company.

(b)	Refer to Part I, Item 1, Note 11 to the Consolidated Financial Statements, “Share capital,” for further details and discussion on the Company’s preferred shares.

(c)	Total capitalization equals total shareholders’ equity plus redeemable noncontrolling interests and total debt.

(d)	Total capitalization available to Validus equals total capitalization (as per (c)) less redeemable noncontrolling interests and noncontrolling interests.
Shareholders’ Equity
Shareholders’ equity available to Validus common shareholders at March 31, 2018 and December 31, 2017 was $3.5 billion. Including the liquidation value of preferred shares, shareholders’ equity available to Validus at March 31, 2018 and December 31, 2017 was $3.9 billion.
On February 7, 2018, the Company announced a quarterly cash dividend of $0.38 per common share, payable on March 29, 2018 to shareholders of record on March 15, 2018. The Company also announced a cash dividend of $0.3671875 and $0.3625000 per depository share on the outstanding Series A and Series B Preferred Shares, respectively. The Series A and Series B Preferred Share dividends are payable on March 15, 2018 to shareholders of record on March 1, 2018.
The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon results of operations and cash flows, the Company’s financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.
The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. The Company has repurchased 81,035,969 common shares for an aggregate purchase price of $2.7 billion from the inception of the share repurchase program to April 30, 2018. The Company had $293.4 million remaining under its authorized share repurchase program as of April 30, 2018.
The Company may make purchases under its share repurchase program from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Debt and financing arrangements
For additional information about our debt, including the terms of our financing arrangements, basis for interest rates and debt covenants, refer to Part I, Item 1, Note 13 to the Consolidated Financial Statements, “Debt and financing arrangements,” and Part II, Item 8, Note 19 to the Consolidated Financial Statements, “Debt and financing arrangements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Noncontrolling interests
Investors in certain of the AlphaCat and BetaCat ILS funds have rights that enable them, subject to certain limitations, to redeem their shares. Such investments held by third parties are therefore recorded in the Company’s Consolidated Balance Sheets as redeemable noncontrolling interests, a mezzanine item between liabilities and shareholders’ equity. If and when a redemption notice is received, the fair value of the redemption is reclassified to accounts payable and accrued expenses. As at March 31, 2018 and December 31, 2017, the amount of the Company’s total capitalization owed to third parties as redeemable noncontrolling interests was $1.4 billion and $1.0 billion, respectively.
The AlphaCat sidecars and one of the AlphaCat ILS funds have no shareholder redemption rights. Therefore, the third party equity is recorded in the Company’s Consolidated Balance Sheets as noncontrolling interests. As at March 31, 2018 and December 31, 2017, the amount of the Company’s total capitalization owed to third parties as noncontrolling interests was $334.4 million and $16.7 million, respectively. Refer to Part I, Item 1, Notes 6 and 7 to the Consolidated Financial Statements, “Variable Interest Entities,” and “Noncontrolling interests,” respectively, for further details.
Ratings
The following table summarizes the financial strength ratings of the Company and its principal (re)insurance subsidiaries from internationally recognized rating agencies as of May 2, 2018:

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
Critical accounting policies and estimates are discussed further in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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

•
the inability to complete the proposed transaction due to the failure to satisfy conditions to completion of the proposed transaction, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s exposure to market risks has not changed materially since December 31, 2017.
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
PART II. OTHER INFORMATION
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
As at March 31, 2018, the Company was not a party to, or involved in any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
ITEM 1A. RISK FACTORS
The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
The Company did not repurchase any common shares during the three months ended March 31, 2018. A summary of the common share repurchases made to date under the Company’s previously announced share repurchase programs is as follows:

	Total shares repurchased under publicly announced repurchase program
(Dollars in thousands, except share and per share amounts)	Total number of shares repurchased	Aggregate Purchase Price (a)	Average Price per Share (a)	Approximate dollar value of shares that may yet be purchased under the Program
Cumulative inception-to-date to April 30, 2018	81,035,969	$2,730,975	$33.70	$293,426

(a)	Share transactions are on a trade date basis through April 30, 2018 and are inclusive of commissions. Average share price is rounded to two decimal places.
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

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.1 INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	May 2, 2018	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	May 2, 2018	/s/ Jeffrey D. Sangster
Jeffrey D. Sangster
Executive Vice President and Chief Financial Officer