Form 10-Q
period 2018-06-30
VALIDUS HOLDINGS LTD
filed 2018-07-27
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 26, 2018, there were 79,329,027 outstanding common shares, $0.01 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Validus Holdings, Ltd.
Consolidated Balance Sheets
As at June 30, 2018 (unaudited) and December 31, 2017
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Fixed maturity investments trading, at fair value (amortized cost: 2018—$5,651,953; 2017—$5,876,261)	$5,559,953	$5,858,348
Short-term investments trading, at fair value (amortized cost: 2018—$3,728,930; 2017—$3,381,714)	3,728,894	3,381,757
Other investments, at fair value (cost: 2018—$341,883; 2017—$330,416)	366,184	355,218
Investments in investment affiliates, equity method (cost: 2018—$72,135; 2017—$61,944)	127,247	100,137
Cash and cash equivalents	719,219	754,990
Restricted cash	286,279	394,663
Total investments and cash	10,787,776	10,845,113
Premiums receivable	1,947,462	939,487
Deferred acquisition costs	317,834	213,816
Prepaid reinsurance premiums	336,384	132,938
Securities lending collateral	2,117	2,717
Loss reserves recoverable	970,950	1,233,997
Paid losses recoverable	71,876	46,873
Income taxes recoverable	11,023	9,044
Deferred tax asset	60,438	52,467
Receivable for investments sold	15,662	12,182
Intangible assets	167,052	171,411
Goodwill	229,573	229,573
Accrued investment income	31,082	29,096
Other assets	549,841	508,165
Total assets	$15,499,070	$14,426,879
Liabilities
Reserve for losses and loss expenses	$4,699,599	$4,831,390
Unearned premiums	2,190,884	1,147,186
Reinsurance balances payable	406,081	331,645
Securities lending payable	2,117	2,717
Deferred tax liability	2,142	4,600
Payable for investments purchased	60,275	74,496
Accounts payable and accrued expenses	576,260	1,225,875
Notes payable to AlphaCat investors	1,206,671	1,108,364
Senior notes payable	245,664	245,564
Debentures payable	538,751	539,158
Total liabilities	9,928,444	9,510,995
Commitments and contingent liabilities
Redeemable noncontrolling interests	1,390,233	1,004,094
Shareholders’ equity
Preferred shares (Issued and Outstanding: 2018—16,000; 2017—16,000)	400,000	400,000
Common shares (Issued: 2018—163,186,889; 2017—161,994,491; Outstanding: 2018—80,511,948; 2017—79,319,550)	28,558	28,349
Treasury shares (2018—82,674,941; 2017—82,674,941)	(14,468)	(14,468)
Additional paid-in capital	816,282	814,641
Accumulated other comprehensive income (loss)	9,859	(22,192)
Retained earnings	2,568,905	2,688,742
Total shareholders’ equity available to Validus	3,809,136	3,895,072
Noncontrolling interests	371,257	16,718
Total shareholders’ equity	4,180,393	3,911,790
Total liabilities, noncontrolling interests and shareholders’ equity	$15,499,070	$14,426,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
For the Three and Six Months Ended June 30, 2018 and 2017 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenues
Gross premiums written	$847,206	$792,902	$2,679,662	$1,983,759
Reinsurance premiums ceded	(107,567)	(56,222)	(483,861)	(256,328)
Net premiums written	739,639	736,680	2,195,801	1,727,431
Change in unearned premiums	(3,032)	(105,653)	(840,252)	(521,028)
Net premiums earned	736,607	631,027	1,355,549	1,206,403
Net investment income	57,560	44,241	109,632	84,455
Net realized (losses) gains on investments	(7,394)	2,274	(5,194)	1,110
Change in net unrealized (losses) gains on investments	(10,730)	16,321	(68,111)	29,669
Income from investment affiliates	2,178	9,466	15,246	14,654
Other insurance related (loss) income and other (loss) income	(16,116)	1,339	9,424	2,669
Foreign exchange losses	(526)	(7,329)	(1)	(5,760)
Total revenues	761,579	697,339	1,416,545	1,333,200
Expenses
Losses and loss expenses	476,610	296,149	798,155	565,734
Policy acquisition costs	118,781	117,268	235,237	228,896
General and administrative expenses	120,862	96,349	235,588	184,273
Share compensation expenses	16,040	11,146	25,769	20,637
Finance expenses	14,310	14,209	28,573	28,152
Transaction expenses	3,837	4,427	11,593	4,427
Total expenses	750,440	539,548	1,334,915	1,032,119
Income before taxes and (income) attributable to AlphaCat investors	11,139	157,791	81,630	301,081
Tax benefit	7,151	987	13,984	4,536
(Income) attributable to AlphaCat investors	(29,849)	(11,830)	(40,711)	(19,333)
Net (loss) income	(11,559)	146,948	54,903	286,284
Net (income) attributable to noncontrolling interests	(35,511)	(43,650)	(100,223)	(86,222)
Net (loss) income (attributable) available to Validus	(47,070)	103,298	(45,320)	200,062
Dividends on preferred shares	(5,828)	(2,203)	(11,656)	(4,406)
Net (loss) income (attributable) available to Validus common shareholders	$(52,898)	$101,095	$(56,976)	$195,656

Comprehensive (loss) income:
Net (loss) income	$(11,559)	$146,948	$54,903	$286,284
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(2,737)	1,489	(900)	2,086
Change in minimum pension liability	342	1,184	304	1,252
Change in fair value of cash flow hedges	3,035	(144)	31,798	(46)
Other comprehensive income, net of tax	640	2,529	31,202	3,292
Comprehensive (income) attributable to noncontrolling interests	(35,511)	(43,650)	(100,223)	(86,222)
Comprehensive (loss) income (attributable) available to Validus	$(46,430)	$105,827	$(14,118)	$203,354

(Loss) earnings per common share
Basic (loss) earnings per share (attributable) available to Validus common shareholders	$(0.66)	$1.28	$(0.72)	$2.47
(Loss) earnings per diluted share (attributable) available to Validus common shareholders	$(0.66)	$1.25	$(0.72)	$2.42
Cash dividends declared per common share	$0.38	$0.38	$0.76	$0.76

Weighted average number of common shares and common share equivalents outstanding:
Basic	79,650,474	79,270,561	79,488,081	79,202,116
Diluted	79,650,474	80,872,451	79,488,081	80,861,998
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2018 and 2017 (unaudited)
(Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Preferred shares
Balance, beginning of period	$400,000	$150,000
Preferred shares issued	—	250,000
Balance, end of period	$400,000	$400,000

Common shares
Balance, beginning of period	$28,349	$28,224
Common shares issued, net	209	115
Balance, end of period	$28,558	$28,339

Treasury shares
Balance, beginning of period	$(14,468)	$(14,376)
Repurchase of common shares	—	(47)
Balance, end of period	$(14,468)	$(14,423)

Additional paid-in capital
Balance, beginning of period	$814,641	$821,023
Offering expenses on preferred shares	—	(8,314)
Common shares redeemed, net	(24,128)	(12,076)
Repurchase of common shares	—	(13,949)
Share compensation expenses	25,769	20,637
Balance, end of period	$816,282	$807,321

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(22,192)	$(23,216)
Other comprehensive income	31,202	3,292
Amounts reclassified from accumulated other comprehensive income (loss)	849	—
Balance, end of period	$9,859	$(19,924)

Retained earnings
Balance, beginning of period	$2,688,742	$2,876,636
Net income	54,903	286,284
Net (income) attributable to noncontrolling interests	(100,223)	(86,222)
Dividends on common shares	(62,861)	(62,174)
Dividends on preferred shares	(11,656)	(4,406)
Balance, end of period	$2,568,905	$3,010,118

Total shareholders’ equity available to Validus	$3,809,136	$4,211,431
Noncontrolling interests	371,257	415,658
Total shareholders’ equity	$4,180,393	$4,627,089
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017 (unaudited)
(Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$54,903	$286,284
Adjustments to reconcile net income to cash provided by operating activities:
Share compensation expenses	25,769	20,637
Loss on redemption of AlphaCat ILS fund	—	402
Amortization of discount on Senior Notes	54	54
(Income) from investment and operating affiliates	(15,246)	(14,654)
Net realized and change in net unrealized losses (gains) on investments	73,305	(30,779)
Amortization of intangible assets	4,359	3,995
Foreign exchange losses (gains) included in net income	8,837	(9,686)
Amortization of premium on fixed maturity investments	6,853	7,012
Change in operational balance sheet items:
Premiums receivable	(1,010,121)	(648,195)
Deferred acquisition costs	(104,018)	(97,746)
Prepaid reinsurance premiums	(203,446)	(30,684)
Loss reserves recoverable	261,992	(113,508)
Paid losses recoverable	(24,994)	17,500
Reserve for losses and loss expenses	(125,377)	199,985
Unearned premiums	1,043,698	488,198
Reinsurance balances payable	75,018	111,488
Other operational balance sheet items, net	91,562	(137,618)
Net cash provided by operating activities	163,148	52,685

Cash flows provided by (used in) investing activities
Proceeds on sales of fixed maturity investments	1,739,391	1,632,371
Proceeds on maturities of fixed maturity investments	316,335	247,394
Purchases of fixed maturity investments	(1,867,720)	(1,682,609)
Purchases of short-term investments, net	(347,138)	(88,623)
Purchases of other investments, net	(12,487)	(33,870)
Decrease in securities lending collateral	600	7,265
(Investments in) distributions from investment affiliates, net	(11,864)	11,708
Purchase of subsidiary, net of cash	—	(183,923)
Net cash used in investing activities	(182,883)	(90,287)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of notes payable to AlphaCat investors	98,720	269,645
Net proceeds on issuance of preferred shares	—	241,686
Redemption of common shares, net	(23,919)	(11,961)
Purchases of common shares under share repurchase program	—	(13,996)
Dividends paid on preferred shares	(11,656)	(4,406)
Dividends paid on common shares	(68,518)	(63,286)
Decrease in securities lending payable	(600)	(7,265)
Third party investments in redeemable noncontrolling interests	466,550	210,200
Third party redemptions of redeemable noncontrolling interests	(233,478)	(79,334)
Third party investments in noncontrolling interests	321,900	258,300
Third party distributions of noncontrolling interests	(20,118)	(96,125)
Third party subscriptions deployed on funds and sidecars, net	(645,233)	(171,952)
Net cash (used in) provided by financing activities	(116,352)	531,506
Effect of foreign currency rate changes on cash and cash equivalents and restricted cash	(8,068)	10,608
Net (decrease) increase in cash and cash equivalents and restricted cash	(144,155)	504,512
Cash and cash equivalents and restricted cash—beginning of period	1,149,653	490,932
Cash and cash equivalents and restricted cash—end of period	$1,005,498	$995,444

Supplemental disclosure of cash flow information:
Taxes paid during the year	$868	$568
Interest paid during the year	$25,090	$27,186
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
2. Recent accounting pronouncements
There have been no accounting pronouncements issued or adopted during the quarter ended June 30, 2018 that warrant disclosure in the Consolidated Financial Statements.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

3. Business combinations
American International Group, Inc. (“AIG”)
On July 18, 2018, the Company completed its previously announced definitive agreement and plan of merger (the “Merger Agreement”) with American International Group, Inc. (“AIG”) in accordance with Section 105 of the Bermuda Companies Act 1981. Pursuant to the Merger Agreement the Company merged with an existing AIG subsidiary in accordance with the Bermuda Companies Act 1981 (the “Merger”), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of AIG.
Pursuant to the Merger Agreement, each issued and outstanding common share, par value $0.175 per common share, of the Company, other than shares that were owned by the Company as treasury shares, owned by a subsidiary of the Company, owned by AIG or any of its subsidiaries or that were subject to any Company Award (as defined in the Merger Agreement), were converted into the right to receive $68.00 in cash, without interest and subject to any applicable tax withholdings. Each of the Company’s issued and outstanding Series A and Series B Preferred Shares remains issued and outstanding, and continues to be listed on the NYSE and registered under the Exchange Act.
Also on July 18, 2018, in connection with the consummation of the Merger, the Company notified the New York Stock Exchange (“NYSE”) of the completion of the Merger and requested that trading in the Common Shares be withdrawn from listing on the NYSE. The NYSE filed a notification of removal from listing on Form 25 with the Securities and Exchange Commission (“SEC”) with respect to the Common Shares to report the delisting of the Common Shares from the NYSE and to suspend trading of the Common Shares on the NYSE prior to the opening of trading on July 18, 2018.
On July 26, 2018 the Company filed with the SEC a certificate of notice of termination on Form 15 with respect to its Common Shares, requesting that the Common Shares be deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the reporting obligations of the Company with respect to the Common Shares under Sections 13 and 15(d) of the Exchange Act be suspended.
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
The amortized cost (or cost) and fair values of the Company’s investments as at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
Managed investments
U.S. government and government agency	$613,130	$604,392	$733,510	$727,397
Non-U.S. government and government agency	285,514	282,263	310,845	312,239
U.S. states, municipalities and political subdivisions	191,065	189,437	201,347	201,303
Agency residential mortgage-backed securities	956,254	929,859	984,387	978,049
Non-agency residential mortgage-backed securities	48,061	47,600	40,264	40,373
U.S. corporate	1,459,190	1,436,885	1,531,498	1,533,395
Non-U.S. corporate	410,287	403,385	420,522	422,249
Bank loans	480,593	471,212	450,320	442,951
Asset-backed securities	719,803	714,434	657,234	658,303
Commercial mortgage-backed securities	309,080	301,544	315,002	312,395
Total fixed maturities	5,472,977	5,381,011	5,644,929	5,628,654
Short-term investments	218,071	218,035	229,968	230,011
Other investments
Hedge funds	6,954	15,888	6,954	15,774
Private equity investments	64,921	79,185	63,684	78,407
Fixed income investment funds	208,400	209,503	203,167	204,426
Overseas deposits	61,608	61,608	56,611	56,611
Total other investments	341,883	366,184	330,416	355,218
Investments in investment affiliates (a)	72,135	127,247	61,944	100,137
Total managed investments	$6,105,066	$6,092,477	$6,267,257	$6,314,020
Non-managed investments
Catastrophe bonds	$178,976	$178,942	$231,332	$229,694
Short-term investments	3,510,859	3,510,859	3,151,746	3,151,746
Total non-managed investments	3,689,835	3,689,801	3,383,078	3,381,440
Total investments	$9,794,901	$9,782,278	$9,650,335	$9,695,460

(a)	The Company’s investments in investment affiliates have been treated as equity method investments with the corresponding gains and losses recorded in income as “Income from investment affiliates.”

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(a)	Fixed maturity investments
The following table sets forth certain information regarding Standard & Poor’s credit quality ratings (or an equivalent rating with another recognized rating agency) of the Company’s fixed maturity investments as at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Fair Value	% of Total	Fair Value	% of Total
Managed fixed maturities
AAA	$2,560,857	46.2%	$2,715,074	46.4%
AA	417,814	7.5%	442,397	7.6%
A	1,102,419	19.8%	1,137,795	19.4%
BBB	797,698	14.3%	828,392	14.1%
Total investment grade managed fixed maturities	4,878,788	87.8%	5,123,658	87.5%
BB	157,241	2.8%	168,967	2.9%
B	227,954	4.1%	237,131	4.0%
CCC	20,219	0.4%	18,217	0.3%
CC	564	—%	—	—%
NR	96,245	1.7%	80,681	1.4%
Total non-investment grade managed fixed maturities	502,223	9.0%	504,996	8.6%
Total managed fixed maturities	$5,381,011	96.8%	$5,628,654	96.1%

Non-managed catastrophe bonds
AAA	$250	—%	$—	—%
Total investment grade non-managed catastrophe bonds	250	—%	—	—%
BB	$6,632	0.2%	$22,110	0.3%
B	2,626	—%	3,265	0.1%
NR	169,434	3.0%	204,319	3.5%
Total non-investment grade non-managed catastrophe bonds	178,692	3.2%	229,694	3.9%
Total non-managed catastrophe bonds	178,942	3.2%	229,694	3.9%
Total fixed maturities	$5,559,953	100.0%	$5,858,348	100.0%

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost and fair values for the Company’s fixed maturity investments held at June 30, 2018 and December 31, 2017 are shown below by contractual maturity. Actual maturity may differ from contractual maturity due to prepayment rights associated with certain investments.

	June 30, 2018		December 31, 2017
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
Managed fixed maturities
Due in one year or less	$361,061	$359,094	$343,360	$343,541
Due after one year through five years	2,333,731	2,295,728	2,527,018	2,513,620
Due after five years through ten years	556,784	547,685	577,347	577,109
Due after ten years	188,203	185,067	200,317	205,264
	3,439,779	3,387,574	3,648,042	3,639,534
Asset-backed and mortgage-backed securities	2,033,198	1,993,437	1,996,887	1,989,120
Total managed fixed maturities	$5,472,977	$5,381,011	$5,644,929	$5,628,654

Non-managed catastrophe bonds
Due in one year or less	$47,918	$46,922	$88,797	$88,367
Due after one year through five years	130,433	131,395	140,035	138,844
Due after five years through ten years	625	625	2,500	2,483
Total non-managed catastrophe bonds	178,976	178,942	231,332	229,694
Total fixed maturities	$5,651,953	$5,559,953	$5,876,261	$5,858,348

(b)	Other investments
The following tables set forth certain information regarding the Company’s other investment portfolio as at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Fair Value	Investments with redemption restrictions	Investments without redemption restrictions	Redemption frequency (a)	Redemption notice period (a)
Hedge funds	$15,888	$15,888	$—
Private equity investments	79,185	79,185	—
Fixed income investment funds	209,503	209,503	—
Overseas deposits	61,608	61,608	—
Total other investments	$366,184	$366,184	$—

	December 31, 2017
	Fair Value	Investments with redemption restrictions	Investments without redemption restrictions	Redemption frequency (a)	Redemption notice period (a)
Hedge funds	15,774	15,774	—
Private equity investments	78,407	78,407	—
Fixed income investment funds	204,426	200,532	3,894	Daily	Daily to 2 days
Overseas deposits	56,611	56,611	—
Total other investments	$355,218	$351,324	$3,894
(a)     The redemption frequency and notice periods only apply to investments without redemption restrictions.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Other investments include investments in various funds and pooled investment schemes. These alternative investments employ various investment strategies primarily involving, but not limited to, investments in collateralized obligations, fixed income securities, private equities, distressed debt and equity securities. Certain debt-like investments totaling $196,379 (December 31, 2017: $186,734) are either rated or consist of underlying securities or instruments which carry credit ratings issued by nationally recognized statistical rating organizations. Other equity-like investments totaling $169,805 (December 31, 2017: $168,484) are unrated given the nature of their underlying assets, such as private equity investments, and as such do not carry credit ratings.
Certain securities included in other investments are subject to redemption restrictions. Distributions from these funds will be received as the underlying investments of the funds are liquidated. Currently, it is not known by the Company when these underlying assets will be sold by their investment managers; however, it is estimated that the majority of the underlying assets of the investments will liquidate over five to ten-year periods from inception of the funds. Furthermore, the underlying investments held in the overseas deposit funds are liquid and will generally trade freely in an open market. However, the Company’s ability to withdraw from the overseas deposit funds is restricted by annual and quarterly funding and release processes for Lloyd’s market participants.
The Company’s maximum exposure to any of these alternative investments is limited to the invested amounts and any remaining capital commitments. Refer to Note 15, “Commitments and contingencies,” for further details. As at June 30, 2018, the Company does not have any plans to sell any of the other investments listed above.

(c)	Investments in investment affiliates
Included in the Company’s managed investment portfolio as at June 30, 2018 are investments in Aquiline Financial Services Fund II L.P. (“Aquiline II”), Aquiline Financial Services Fund III L.P. (“Aquiline III”), Aquiline Technology Growth Fund L.P. (“Aquiline Tech”) and Aquiline Armour Co-Invest L.P. (“Aquiline Armour”) (collectively the “Aquiline partnerships”).
For further information regarding the Company’s Aquiline partnerships refer to Note 7(c), “Investments in investment affiliates,” included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The following table presents a reconciliation of the Company’s beginning and ending investments in investment affiliates for three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment affiliates, beginning of period	$113,471	$94,697	$100,137	$100,431
Net capital contributions (distributions)	11,598	(786)	11,864	(11,708)
Income from investment affiliates	2,178	9,466	15,246	14,654
Investment affiliates, end of period	$127,247	$103,377	$127,247	$103,377
As at June 30, 2018, the Company’s total unfunded investment commitment to the Aquiline partnerships was $95,788 (December 31, 2017: $125,996).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the Company’s investments in the Aquiline partnerships as at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline II	$28,529	—%	8.1%	$49,248
Aquiline III	25,501	—%	9.0%	59,900
Aquiline Tech	4,406	—%	10.6%	4,400
Aquiline Armour	13,699	—%	15.2%	13,699
Total investments in investment affiliates	$72,135			$127,247

	December 31, 2017
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline II	$33,349	—%	8.1%	$51,914
Aquiline III	24,737	—%	9.0%	44,733
Aquiline Tech	3,858	—%	10.6%	3,490
Total investments in investment affiliates	$61,944			$100,137

(d)	Net investment income
Net investment income was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Managed investments
Fixed maturities and short-term investments	$39,224	$31,212	$76,993	$62,883
Other investments	4,846	7,571	9,069	14,441
Cash and cash equivalents and restricted cash	1,744	716	2,883	1,326
Securities lending income	4	7	7	20
Total gross investment income	45,818	39,506	88,952	78,670
Investment expenses	(3,066)	(1,443)	(6,409)	(4,415)
Total managed net investment income	$42,752	$38,063	$82,543	$74,255
Non managed investments
Fixed maturities and short-term investments	$5,842	$4,500	$9,990	$7,560
Cash and cash equivalents and restricted cash	8,966	1,678	17,099	2,640
Total non-managed net investment income	14,808	6,178	27,089	10,200
Total net investment income	$57,560	$44,241	$109,632	$84,455
Net investment income from other investments includes distributed and undistributed net income from certain fixed income investment funds.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(e)	Net realized (losses) gains and change in net unrealized (losses) gains on investments
The following table sets forth an analysis of net realized (losses) gains and the change in net unrealized gains and losses on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Managed investments
Gross realized gains	$3,048	$5,175	$9,878	$7,865
Gross realized (losses)	(10,480)	(2,906)	(16,168)	(8,488)
Net realized (losses) gains on investments	(7,432)	2,269	(6,290)	(623)
Change in net unrealized (losses) gains on investments	(11,392)	15,942	(68,169)	30,291
Total net realized and change in net unrealized (losses) gains on managed investments	$(18,824)	$18,211	$(74,459)	$29,668
Non-managed investments
Gross realized gains	$175	$5	$1,410	$1,733
Gross realized (losses)	(137)	—	(314)	—
Net realized gains on investments	38	5	1,096	1,733
Change in net unrealized gains (losses) on investments	662	379	58	(622)
Total net realized and change in net unrealized gains on non-managed investments	700	384	1,154	1,111
Total net realized and change in net unrealized (losses) gains on total investments	$(18,124)	$18,595	$(73,305)	$30,779

(f)	Pledged investments and cash
As at June 30, 2018, the Company had $6,310,851 (December 31, 2017: $5,853,744) of cash and cash equivalents, restricted cash, short-term investments and fixed maturity investments that were pledged during the normal course of business. Of those, $6,282,368 were held in trust (December 31, 2017: $5,789,081). Pledged assets are generally for the benefit of the Company’s cedants and policyholders, to support AlphaCat’s fully collateralized reinsurance transactions, as collateral for derivative instruments and to facilitate the accreditation of Validus Reinsurance, Ltd. (“Validus Re”), Validus Reinsurance (Switzerland) Ltd. (“Validus Re Swiss”) and Lloyd’s Syndicate 1183 (the “Talbot Syndicate”) as alien (re)insurers by certain regulators.
In addition, the Company has pledged cash and investments as collateral under the Company’s credit facilities in the amount of $539,627 (December 31, 2017: $576,864). For further details on the credit facilities, refer to Note 13 “Debt and financing arrangements.”

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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At June 30, 2018, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Fair value based on NAV practical expedient (a)	Total
Managed investments
U.S. government and government agency	$—	$604,392	$—	$—	$604,392
Non-U.S. government and government agency	—	282,263	—	—	282,263
U.S. states, municipalities and political subdivisions	—	189,437	—	—	189,437
Agency residential mortgage-backed securities	—	929,859	—	—	929,859
Non-agency residential mortgage-backed securities	—	47,600	—	—	47,600
U.S. corporate	—	1,436,885	—	—	1,436,885
Non-U.S. corporate	—	403,385	—	—	403,385
Bank loans	—	245,476	225,736	—	471,212
Asset-backed securities	—	613,169	101,265	—	714,434
Commercial mortgage-backed securities	—	301,544	—	—	301,544
Total fixed maturities	—	5,054,010	327,001	—	5,381,011
Short-term investments	187,231	30,804	—	—	218,035
Other investments
Hedge funds	—	—	—	15,888	15,888
Private equity investments	—	—	—	79,185	79,185
Fixed income investment funds	—	9,576	18,807	181,120	209,503
Overseas deposits	—	—	—	61,608	61,608
Total other investments	—	9,576	18,807	337,801	366,184
Investments in investment affiliates (b)	—	—	—	—	127,247
Total managed investments	$187,231	$5,094,390	$345,808	$337,801	$6,092,477
Non-managed investments
Catastrophe bonds	$—	$127,380	$51,562	$—	$178,942
Short-term investments	3,510,859	—	—	—	3,510,859
Total non-managed investments	3,510,859	127,380	51,562	—	3,689,801
Total investments	$3,698,090	$5,221,770	$397,370	$337,801	$9,782,278

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
At June 30, 2018, managed Level 3 investments totaled $345,808 (December 31, 2017: $331,282), representing 5.7% (December 31, 2017: 5.2%) of total managed investments.

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
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Bank Loans	Catastrophe Bonds	Fixed Income Investment Funds	Asset Backed Securities	Total
Level 3 investments, beginning of period	$227,503	$65,697	$17,933	$101,816	$412,949
Purchases	14,422	—	874	—	15,296
Sales	—	—	—	(70)	(70)
Settlements	(14,698)	(15,001)	—	—	(29,699)
Change in net unrealized (losses) gains	(1,491)	866	—	(481)	(1,106)
Level 3 investments, end of period	$225,736	$51,562	$18,807	$101,265	$397,370

	Three Months Ended June 30, 2017
	Bank Loans	Catastrophe Bonds	Fixed Income Investment Funds	Asset Backed Securities	Total
Level 3 investments, beginning of period	$236,694	$72,676	$12,560	$23,882	$345,812
Purchases	16,757	5,000	3,432	11,053	36,242
Sales	—	—	—	(53)	(53)
Settlements	(28,893)	(10,216)	408	—	(38,701)
Realized gains	—	216	—	—	216
Change in net unrealized (losses) gains	(386)	349	—	1,039	1,002
Level 3 investments, end of period	$224,172	$68,025	$16,400	$35,921	$344,518

	Six Months Ended June 30, 2018
	Bank Loans	Catastrophe Bonds	Fixed Income Investment Funds	Asset Backed Securities	Total
Level 3 investments, beginning of period	$210,065	$77,461	$17,404	$103,813	$408,743
Purchases	45,207	18,825	1,403	—	65,435
Sales	—	—	—	(140)	(140)
Settlements	(28,540)	(46,485)	—	—	(75,025)
Realized gains	—	1,235	—	—	1,235
Change in net unrealized (losses) gains	(996)	526	—	(2,408)	(2,878)
Level 3 investments, end of period	$225,736	$51,562	$18,807	$101,265	$397,370

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2017
	Bank Loans	Catastrophe Bonds	Fixed Income Investment Funds	Asset Backed Securities	Total
Level 3 investments, beginning of period	$246,496	$48,375	$12,168	$23,931	$330,970
Purchases	39,933	66,091	3,432	11,053	120,509
Sales	—	—	—	(53)	(53)
Settlements	(62,003)	(48,996)	800	—	(110,199)
Realized gains	—	3,350	—	—	3,350
Change in net unrealized (losses) gains	(254)	(795)	—	990	(59)
Level 3 investments, end of period	$224,172	$68,025	$16,400	$35,921	$344,518
There were no transfers into or out of Level 3 during the three and six months ended June 30, 2018 or 2017.

(d)	Financial instruments not carried at fair value
ASC Topic 825 “Financial Instruments” is also applicable to disclosures of financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts and investments in affiliates. The carrying values of accrued investment income, other assets, net payable for investments purchased and accounts payable and accrued expenses approximated their fair values at June 30, 2018, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
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
The Company’s maximum exposure to any of the AlphaCat ILS funds is the amount of capital invested at any given time and any remaining capital commitments.

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
Any notes issued by the Master Funds to the consolidated Feeder Funds are eliminated on consolidation and only variable funding notes issued by AlphaCat Re directly to third party investors and non-consolidated Feeder Funds remain on the Consolidated Balance Sheets as notes payable to AlphaCat investors with the related income or loss included in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income as (income) attributable to AlphaCat investors. To the extent that the income has not been returned to the investors, it is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
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
As the Fund is consolidated by the Company, the structured notes issued to the Company are eliminated on consolidation and only the structured notes issued to third party investors remain on the Consolidated Balance Sheets as notes payable to AlphaCat investors, with any related interest included in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income as (income) attributable to AlphaCat investors. To the extent that the accrued interest on the structured notes has not been returned to the investors, it is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables present reconciliations of the beginning and ending notes payable to AlphaCat investors during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of period	$916,022	$352,172	$1,268,194
Issuance of notes payable to AlphaCat investors	305,039	280	305,319
Redemption of notes payable to AlphaCat investors	(362,565)	—	(362,565)
Foreign exchange gains	(4,277)	—	(4,277)
Notes payable to AlphaCat investors, end of period	$854,219	$352,452	$1,206,671

	Three Months Ended June 30, 2017
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of period	$343,256	$103,320	$446,576
Notes payable to AlphaCat investors recognized on deconsolidation of AlphaCat ILS fund	423,269	—	423,269
Issuance of notes payable to AlphaCat investors	267,867	68,880	336,747
Redemption of notes payable to AlphaCat investors	(140,150)	—	(140,150)
Foreign exchange gains	(283)	—	(283)
Notes payable to AlphaCat investors, end of period	$893,959	$172,200	$1,066,159

	Six Months Ended June 30, 2018
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of period	$936,164	$172,200	$1,108,364
Issuance of notes payable to AlphaCat investors	811,579	180,252	991,831
Redemption of notes payable to AlphaCat investors	(893,111)	—	(893,111)
Foreign exchange gains	(413)	—	(413)
Notes payable to AlphaCat investors, end of period	$854,219	$352,452	$1,206,671

	Six Months Ended June 30, 2017
	Variable Funding Notes	Structured Notes	Total
Notes payable to AlphaCat investors, beginning of period	$278,202	$—	$278,202
Notes payable to AlphaCat investors recognized on deconsolidation of AlphaCat ILS fund	423,269	—	423,269
Issuance of notes payable to AlphaCat investors	541,877	172,200	714,077
Redemption of notes payable to AlphaCat investors	(349,106)	—	(349,106)
Foreign exchange gains	(283)	—	(283)
Notes payable to AlphaCat investors, end of period	$893,959	$172,200	$1,066,159
The income attributable to AlphaCat investors for the three and six months ended June 30, 2018 was $29,849 and $40,711, respectively (2017: $11,830 and $19,333). As at June 30, 2018, amounts due to AlphaCat investors totaling $66,259 (December 31, 2017: $18,054) were included in accounts payable and accrued expenses.

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
The following table presents the total assets and total liabilities of the Company’s consolidated VIEs, excluding intercompany eliminations, as at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
AlphaCat sidecars	$15,647	$3,102	$25,975	$3,267
AlphaCat ILS funds - Lower Risk	1,205,476	86,339	1,107,503	259,630
AlphaCat ILS funds - Higher Risk	1,162,492	383,231	1,310,071	912,341
AlphaCat Re and AlphaCat Master Fund	3,830,442	3,830,272	3,398,082	3,397,912
BetaCat ILS funds	89,161	210	77,221	261
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
The following tables present a reconciliation of the beginning and ending balances of redeemable noncontrolling interests and noncontrolling interests for the three and six months ended June 30, 2018 and 2017:

	Redeemable Noncontrolling Interests		Noncontrolling Interests		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Balance, beginning of period	$1,423,110	$1,657,630	$334,357	$330,597	$1,757,467	$1,988,227
Issuance of shares	81,250	106,501	40,600	103,320	121,850	209,821
Adjustment to noncontrolling interests as a result of deconsolidation	—	(459,021)	—	—	—	(459,021)
Income attributable to noncontrolling interests	19,255	28,555	16,256	15,095	35,511	43,650
Redemption of shares / Distributions	(133,382)	(82,005)	(19,956)	(33,354)	(153,338)	(115,359)
Balance, end of period	$1,390,233	$1,251,660	$371,257	$415,658	$1,761,490	$1,667,318

	Redeemable Noncontrolling Interests		Noncontrolling Interests		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Balance, beginning of period	$1,004,094	$1,528,001	$16,718	$165,977	$1,020,812	$1,693,978
Issuance of shares	466,550	210,200	321,900	258,300	788,450	468,500
Adjustment to noncontrolling interests as a result of deconsolidation	—	(459,021)	—	—	—	(459,021)
Income attributable to noncontrolling interests	47,628	54,485	52,595	31,737	100,223	86,222
Redemption of shares / Distributions	(128,039)	(82,005)	(19,956)	(40,356)	(147,995)	(122,361)
Balance, end of period	$1,390,233	$1,251,660	$371,257	$415,658	$1,761,490	$1,667,318
As at June 30, 2018, redemptions payable of $80,315 (December 31, 2017: $180,104) relating to redeemable noncontrolling interests were included within accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets.

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

(a)	Derivatives not designated as hedging instruments
The following tables summarize information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company’s Consolidated Balance Sheets as at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
Derivatives not designated as hedging instruments	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$190,952	$3,880	$3,310	$283,765	$1,147	$906
Interest rate swap contracts	$200,000	$10,306	$—	$200,000	$1,589	$—
Weather derivative contracts	$4,825	$8,380	$—	$4,825	$853	$—

(a)	Asset and liability derivative positions are classified within other assets and accounts payable and accrued expenses, respectively, within the Company’s Consolidated Balance Sheets.
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
The following table summarizes information on the classification and net impact on earnings recognized in the Company’s Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income relating to derivatives that were not designated as hedging instruments during the three and six months ended June 30, 2018 and 2017:

Derivatives not designated as hedging instruments	Classification of gains recognized in earnings	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Foreign currency forward contracts	Foreign exchange (losses) gains	$4,843	$(6,525)	$(358)	$(6,072)
Foreign currency forward contracts	Other insurance related income and other income	$—	$(874)	$—	$(979)
Interest rate swap contracts	Net realized gains on investments	$2,123	$(319)	$8,067	$(319)
Weather derivative contracts	Other insurance related income and other income	$(17,910)	$—	$8,863	$—

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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table summarizes information on the classification and amount of the fair value of derivatives designated as hedging instruments on the Consolidated Balance Sheets as at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
Derivatives designated as hedging instruments	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Interest rate swap contracts	$552,263	$28,982	$2,627	$552,263	$9,806	$18,840
Foreign currency forward contracts	$64,405	$—	$546	$96,293	$1,891	$—

(a)	Asset and liability derivative positions are classified within other assets and accounts payable and accrued expenses, respectively, within the Company’s Consolidated Balance Sheets.
The interest rate swap contracts and foreign currency forward contracts are valued on the basis of Level 2 inputs.
The following tables provide the total impact on other comprehensive income and earnings relating to the derivative instruments formally designated as cash flow hedges for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Interest rate swap contracts	2018	2017	2018	2017
Amount recognized in other comprehensive income	$7,200	$(144)	$33,043	$(46)
Amount reclassified to finance expenses	$698	$—	$2,041	$—

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign currency forward contracts	2018	2017	2018	2017
Amount recognized in other comprehensive income	$(4,165)	$—	$(1,245)	$—
Amount reclassified to general and administrative expenses	$(884)	$—	$(1,192)	$—

(c)	Balance sheet offsetting
There was no balance sheet offsetting activity as at June 30, 2018 or December 31, 2017.
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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

9. Reserve for losses and loss expenses
The following table summarizes the Company’s reserve for losses and loss expenses as at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Case reserves	$1,836,130	$1,753,844
IBNR	2,863,469	3,077,546
Reserve for losses and loss expenses	$4,699,599	$4,831,390
The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reserve for losses and loss expenses, beginning of period	$4,632,629	$3,052,745	$4,831,390	$2,995,195
Loss reserves recoverable	(979,944)	(451,856)	(1,233,997)	(430,421)
Net reserves for losses and loss expenses, beginning of period	3,652,685	2,600,889	3,597,393	2,564,774

Net reserves acquired	—	23,753	—	23,753

Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	489,181	339,439	818,296	670,255
Prior years	(12,571)	(43,290)	(20,141)	(104,521)
Total incurred losses and loss expenses	476,610	296,149	798,155	565,734

Foreign exchange (gain) loss	(30,348)	20,216	(14,721)	32,533
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(61,340)	(42,758)	(81,075)	(50,456)
Prior years	(308,958)	(193,265)	(571,103)	(431,354)
Total net paid losses	(370,298)	(236,023)	(652,178)	(481,810)

Net reserve for losses and loss expenses, end of period	3,728,649	2,704,984	3,728,649	2,704,984
Loss reserves recoverable	970,950	600,207	970,950	600,207
Reserve for losses and loss expenses, end of period	$4,699,599	$3,305,191	$4,699,599	$3,305,191
Incurred losses and loss expenses comprise:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross losses and loss expenses	$535,438	$410,421	$784,219	$746,863
Reinsurance recoveries	(58,828)	(114,272)	13,936	(181,129)
Net incurred losses and loss expenses	$476,610	$296,149	$798,155	$565,734

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The net (favorable) adverse development on prior accident years by segment and line of business for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30, 2018
	Property	Specialty - Short-tail	Specialty - Other	Total
Reinsurance Segment	$(9,634)	$(10,273)	$5,097	$(14,810)
Insurance Segment	4,792	4,986	(4,814)	4,964
Asset Management Segment	(1,666)	(1,059)	—	(2,725)
Net (favorable) adverse development	$(6,508)	$(6,346)	$283	$(12,571)

	Three Months Ended June 30, 2017
	Property	Specialty - Short-tail	Specialty - Other	Total
Reinsurance Segment	$(697)	$(14,344)	$(667)	$(15,708)
Insurance Segment	(5,347)	(9,349)	(9,034)	(23,730)
Asset Management Segment	(3,097)	(755)	—	(3,852)
Net favorable development	$(9,141)	$(24,448)	$(9,701)	$(43,290)
The net favorable development on prior accident years for the three months ended June 30, 2018 and 2017 was primarily driven by favorable development on attritional losses.

	Six Months Ended June 30, 2018
	Property	Specialty - Short-tail	Specialty - Other	Total
Reinsurance Segment	$(14,456)	$(23,724)	$5,532	$(32,648)
Insurance Segment	8,860	(7,215)	(12,229)	(10,584)
Asset Management Segment	23,534	(443)	—	23,091
Net adverse (favorable) development	$17,938	$(31,382)	$(6,697)	$(20,141)

	Six Months Ended June 30, 2017
	Property	Specialty - Short-tail	Specialty - Other	Total
Reinsurance Segment	$(4,759)	$(41,092)	$(981)	$(46,832)
Insurance Segment	(14,013)	(21,112)	(15,294)	(50,419)
Asset Management Segment	(7,492)	222	—	(7,270)
Net favorable development	$(26,264)	$(61,982)	$(16,275)	$(104,521)
The net favorable development on prior accident years for the six months ended June 30, 2018 and 2017 was primarily driven by favorable development on attritional losses.
10. Reinsurance
The Company’s reinsurance balances recoverable at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Loss reserves recoverable on unpaid:
Case reserves	$287,141	$275,450
IBNR	683,809	958,547
Total loss reserves recoverable	970,950	1,233,997
Paid losses recoverable	71,876	46,873
Total reinsurance recoverable	$1,042,826	$1,280,870

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(a)	Credit risk
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
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, is A- or better as rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. As at June 30, 2018, $1,033,890 or 99.1% (December 31, 2017: $1,270,503 or 99.2%) of the Company’s reinsurance balances recoverable were either fully collateralized or recoverable from reinsurers rated A- or better.
Information regarding the Company’s concentration of credit risk arising from its exposure to individual reinsurers as at June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018		December 31, 2017
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$857,819	82.2%	$1,055,445	82.5%
Other reinsurers’ balances > $1 million	176,212	17.0%	218,226	17.0%
Other reinsurers’ balances < $1 million	8,795	0.8%	7,199	0.5%
Total	$1,042,826	100.0%	$1,280,870	100.0%

	June 30, 2018
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Fully collateralized reinsurers	NR	$400,415	38.4%
Everest Re	A+	120,146	11.5%
Lloyd's Syndicates	A+	75,841	7.3%
Swiss Re	AA-	49,857	4.8%
Munich Re	AA-	46,444	4.5%
Hannover Re	AA-	46,353	4.4%
Transatlantic Re	A+	43,050	4.1%
Qatar Insurance Company	A	31,107	3.0%
Partner Re	A+	23,283	2.2%
Markel	A	21,323	2.0%
Total		$857,819	82.2%
NR:    Not rated

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

At June 30, 2018 and December 31, 2017, the provision for uncollectible reinsurance relating to reinsurance recoverables was $8,003 and $8,848, respectively.
11. Share capital
Prior to July 18, 2018, the Company’s share capital consisted of preferred shares and common shares, each with a par value of $0.175 per share. On July 18, 2018, in connection with the consummation of the Merger, the NYSE suspended trading of the Company’s common shares. The preferred shares will continue to be listed on the NYSE and registered under the Exchange Act. For further details on the Merger, please refer to Note 3, “Business combinations.”
Holders of the Company’s preferred shares have no voting rights with respect to matters that generally require the approval of voting shareholders but are entitled to vote in certain extraordinary instances. Holders of common shares were entitled to one vote for each share held, subject to certain voting limitations.
The Company is authorized to issue up to an aggregate of 80,000,000 common shares with a par value of $0.01, and 16,000 preferred shares with a par value of $0.175 per share.

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
The Company had 6,000 Series A Preferred Shares and 10,000 Series B Preferred Shares issued and outstanding as at June 30, 2018 and December 31, 2017.
For further information regarding the Company’s preferred shares refer to Note 16(a), “Share capital,” included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(b)	Common shares
The holders of common shares were entitled to receive dividends and are allocated one vote per share, provided that, if the controlled shares of any shareholder or group of related shareholders constituted more than 9.09 percent of the outstanding common shares of the Company, their voting power would be reduced to 9.09 percent.
The Company has repurchased 81,035,969 common shares for an aggregate purchase price of $2,730,975 from the inception of its share repurchase program to June 30, 2018. The Company had $293,426 remaining under its authorized share repurchase program as of June 30, 2018.
The following table is a summary of the common shares issued and outstanding during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Common shares issued, beginning of period	161,994,491	161,279,976
Restricted share awards vested, net of shares withheld	1,015,069	597,021
Restricted share units vested, net of shares withheld	63,702	14,948
Performance shares vested, net of shares withheld	113,627	42,410
Common shares issued, end of period	163,186,889	161,934,355
Treasury shares, end of period	(82,674,941)	(82,415,774)
Common shares outstanding, end of period	80,511,948	79,518,581

(c)	Dividends
On May 4, 2018, the Company announced a quarterly cash dividend of $0.38 (2017: $0.38) per common share and cash dividends of $0.3671875 (2017: $0.3671875) and $0.3625000 per depository share on the outstanding Series A and Series B Preferred Shares, respectively. The common share dividend was paid on May 30, 2018 to holders of record on May 15, 2018. The preferred share dividends were paid on June 15, 2018 to shareholders of record on June 1, 2018.
On February 7, 2018, the Company announced a quarterly cash dividend of $0.38 (2017: $0.38) per common share and cash dividends of $0.3671875 (2017: $0.3671875) and $0.3625000 per depository share on the outstanding Series A and Series B Preferred Shares, respectively. The common share dividend was paid on March 29, 2018 to holders of record on March 15, 2018. The preferred share dividends were paid on March 15, 2018 to shareholders of record on March 1, 2018.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

12. Stock plans

(a)	Long Term Incentive Plan
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provided for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. As at June 30, 2018, the total number of shares reserved for issuance under the LTIP were 2,753,292, of which 479,086 shares were remaining. The LTIP was administered by the Compensation Committee of the Board of Directors. No SARs were granted. The grant date fair value of each award was established at the fair market value of the Company’s common shares at the date of grant.
(i)    Options
The Company did not grant any stock option awards after September 4, 2009. These stock option awards were fully amortized as at December 31, 2012, and the final options outstanding were exercised during the year ended December 31, 2017.
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
Activity with respect to options for the six months ended June 30, 2017 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, beginning and end of period	26,136	$6.78	$23.48
(ii)    Restricted share awards
Restricted shares granted under the LTIP vested either pro rata or 100% at the end of the required service period and contained certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment, and transferability. The Company recognized share compensation expenses in respect of restricted share awards during the three and six months ended June 30, 2018 of $7,190 (2017: $9,745) and $15,303 (2017: $18,789), respectively. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share awards for the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended June 30,
	2018		2017
	Restricted Share Awards	Weighted Average Grant Date Fair Value	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, beginning of period	2,080,397	$43.66	2,469,982	$40.89
Restricted share awards granted	1,552	67.64	481,619	53.42
Restricted share awards vested	(1,322,774)	40.13	(803,764)	41.31
Restricted share awards forfeited	(15,985)	47.32	(39,617)	41.98
Restricted share awards outstanding, end of period	743,190	$49.92	2,108,220	$43.58
At June 30, 2018, there were $33,551 (December 31, 2017: $48,907) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.1 years (December 31, 2017: 2.3 years).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(iii)    Restricted share units
Restricted share units under the LTIP vested either ratably or 100% at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment, and transferability. The Company recognized share compensation expenses in respect of restricted share units during the three and six months ended June 30, 2018 of $284 (2017: $327) and $616 (2017: $642), respectively. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share units for the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended June 30,
	2018		2017
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, beginning of period	109,394	$42.20	112,808	$40.95
Restricted share units granted	—	—	12,236	53.40
Restricted share units vested	(81,139)	39.27	(18,241)	41.66
Restricted share units issued in lieu of cash dividends	2,105	42.25	1,468	40.98
Restricted share units forfeited	(17)	44.63	—	—
Restricted share units outstanding, end of period	30,343	$50.04	108,271	$42.24
At June 30, 2018, there were $1,319 (December 31, 2017: $1,909) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.3 years (December 31, 2017: 2.4 years).
(iv)    Performance share awards
Performance share awards vested three years after the grant date, with the grant date fair value of each share awarded recognized evenly over this period. The number of performance shares initially granted was adjusted via “conversion adjustments” to reflect the compounded growth in the Dividend-Adjusted Book Value per Diluted Share over the three years as determined by the Company’s Compensation Committee. The cumulative compensation expense recognized and unrecognized as at any reporting period date represented the adjusted estimate of performance shares that would ultimately be awarded, valued at their original grant date fair values.
The Company recognized share compensation expenses in respect of performance share awards during the three and six months ended June 30, 2018 of $8,566 (2017: $1,074) and $9,850 (2017: $1,206), respectively. The share compensation expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to unvested performance share awards for the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended June 30,
	2018		2017
	Performance Share Awards	Weighted Average Grant Date Fair Value	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, beginning of period	314,068	$49.37	285,820	$44.53
Performance share awards granted	—	—	107,209	53.40
Performance share awards vested	(142,749)	45.03	(52,639)	37.33
Performance share awards conversion adjustment	235,564	49.37	(26,322)	36.82
Performance share awards outstanding, end of period	406,883	$50.89	314,068	$49.37
At June 30, 2018, there were $9,501 (December 31, 2017: $7,813) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 1.6 years (December 31, 2017: 1.9 years).

(b)	Total share compensation expenses
The breakdown of share compensation expenses by award type for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted share awards	$7,190	$9,745	$15,303	$18,789
Restricted share units	284	327	616	642
Performance share awards	8,566	1,074	9,850	1,206
Total	$16,040	$11,146	$25,769	$20,637
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

(a)	Senior Notes and Junior Subordinated Deferrable Debentures
The Company’s outstanding debentures and senior notes payable as at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Deferrable debentures
2006 Junior Subordinated	$150,000	$150,000
2007 Junior Subordinated	139,800	139,800
Flagstone 2006 Junior Subordinated	135,201	135,608
Flagstone 2007 Junior Subordinated	113,750	113,750
Total debentures payable	538,751	539,158
2010 Senior Notes due 2040	250,000	250,000
Less: Unamortized debt issuance costs	(4,336)	(4,436)
Total senior notes payable	245,664	245,564
Total debentures and senior notes payable	$784,415	$784,722

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table summarizes the key terms of the Company’s Senior Notes and Junior Subordinated deferrable debentures:

Description	Issuance date	Issued	Maturity date	Interest Rate as at				Interest payments due
				Issuance Date		June 30, 2018
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	9.069%	(a)	5.831%	(e)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$135,201	September 15, 2036	3.540%	(b)	6.463%	(e)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	8.480%	(c)	5.180%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$100,000	July 30, 2037	3.000%	(b)	5.900%	(e)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	3.100%	(b)	5.983%	(e)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(d)	8.875%	(d)	Semi-annually in arrears

(a)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 3.550% thereafter, reset quarterly.

(b)	Floating interest rate of three-month LIBOR plus amount stated, reset quarterly.

(c)	Fixed interest rate for 5 years, floating interest rate of three-month LIBOR plus 2.950% thereafter, reset quarterly.

(d)	Fixed interest rate.

(e)	Fixed interest rate as a result of interest rate swap contracts entered into by the Company.

(b)	Credit and other facilities
The Company’s outstanding credit facilities as at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
Credit facility	Commitment	Outstanding (a)	Drawn (b)	Cash and investments pledged as collateral
$85,000 syndicated unsecured letter of credit facility	$85,000	$—	$—	$—
$300,000 syndicated secured letter of credit facility	300,000	98,267	—	123,632
$100,000 secured bi-lateral letter of credit facility	100,000	4,238	—	22,432
$25,000 IPC bi-lateral facility	25,000	7,702	—	—
$236,000 Flagstone bi-lateral facility	236,000	107,506	—	155,064
$65,000 unsecured revolving credit facility	65,000	—	—	—
$100,000 unsecured revolving credit facility	100,000	—	—	—
FHLB secured facility	548,898	206,000	206,000	238,499
Total credit facilities	$1,459,898	$423,713	$206,000	$539,627

(a)	Indicates utilization of commitment amount.

(b)	Represents drawn borrowings included in accounts payable and accrued expenses.

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
On January 24, 2018, the Company increased the size of the secured bi-lateral letter of credit facility with Citibank Europe plc (the “Secured bi-lateral LOC facility”) from $24,000 to $100,000. All covenants and restrictions under the Secured bi-lateral LOC facility remain unchanged. As of June 30, 2018, $4,238 (December 31, 2017: $5,765) of letters of credit were outstanding under the Secured bi-lateral LOC facility.
As of June 30, 2018 and December 31, 2017, the Company was in compliance with all covenants and restrictions under its credit facilities.

(c)	Finance expenses
Finance expenses consist of interest on the Junior Subordinated Deferrable Debentures and the 2010 Senior Notes, the amortization of debt offering costs, credit facility fees, bank and other charges and AlphaCat financing fees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
2006 Junior Subordinated Deferrable Debentures	$2,212	$2,211	$4,398	$4,398
2007 Junior Subordinated Deferrable Debentures	1,831	1,831	3,641	3,641
Flagstone 2006 Junior Subordinated Deferrable Debentures	2,246	2,248	4,473	4,469
Flagstone 2007 Junior Subordinated Deferrable Debentures	1,722	1,751	3,435	3,474
2010 Senior Notes	5,598	5,598	11,195	11,195
Credit facilities	464	403	880	621
Bank and other charges	207	131	470	282
AlphaCat fees (a)	30	36	81	72
Total finance expenses	$14,310	$14,209	$28,573	$28,152

(a)	Includes finance expenses incurred by AlphaCat Managers Ltd. in relation to fund raising for the AlphaCat sidecars, the AlphaCat ILS funds and AlphaCat direct.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

14. Accumulated other comprehensive income (loss)
The changes in accumulated other comprehensive income (loss), by component for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30, 2018
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of period	$(16,380)	$2,681	$23,104	$9,405
Other comprehensive (loss) income, net of tax	(2,737)	342	3,035	640
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(186)	(186)
Balance, net of tax, end of period	$(19,117)	$3,023	$25,953	$9,859

	Three Months Ended June 30, 2017
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of period	$(21,677)	$(82)	$(694)	$(22,453)
Other comprehensive income (loss), net of tax	1,489	1,184	(144)	2,529
Balance, net of tax, end of period	$(20,188)	$1,102	$(838)	$(19,924)

	Six Months Ended June 30, 2018
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of period	$(18,217)	$2,719	$(6,694)	$(22,192)
Other comprehensive (loss) income, net of tax	(900)	304	31,798	31,202
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	849	849
Balance, net of tax, end of period	$(19,117)	$3,023	$25,953	$9,859

	Six Months Ended June 30, 2017
	Foreign currency translation adjustment	Minimum pension liability	Cash flow hedge	Total
Balance, net of tax, beginning of period	$(22,274)	$(150)	$(792)	$(23,216)
Other comprehensive income (loss), net of tax	2,086	1,252	(46)	3,292
Balance, net of tax, end of period	$(20,188)	$1,102	$(838)	$(19,924)

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
Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2018 estimated premium income at Lloyd’s of £650,000, at June 30, 2018 using an exchange rate of £1 equals $1.32 and assuming the maximum 3% assessment, the Company would be assessed approximately $25,740 (December 31, 2017: $26,325).

(c)	Unfunded investment commitments
As at June 30, 2018 and December 31, 2017, the Company had total unfunded investment commitments related to the following:

	Unfunded investment commitments
	June 30, 2018	December 31, 2017
Fixed maturity investments (a)	$26,477	$22,082
Other investments (b)	83,894	86,697
Investments in investment affiliates (c)	95,788	125,996
Total unfunded investment commitments	$206,159	$234,775

(a)	The Company has an outstanding commitment to participate in certain secured loan facilities through participation agreements with an established loan originator.

(b)	The Company’s total capital commitments related to other investments as at June 30, 2018 was $268,000 (December 31, 2017: $268,000).

(c)	Refer to Note 4(c), “Investments in investment affiliates.”
16. Related party transactions
The transactions listed below are classified as related party transactions as principals and/or directors of each counterparty were members of the Company’s board of directors as at June 30, 2018.

(a)	Aquiline Capital Partners LLC (“Aquiline Capital”)
Wellington
Aquiline Capital are shareholders of Wellington Insurance Company (“Wellington”) and Christopher E. Watson serves as a director of Wellington.
Pursuant to reinsurance agreements with a subsidiary of Wellington, the Company recognized gross premiums written during the three and six months ended June 30, 2018 of $16 and $798 (2017: $1,144 and $4,118) with $542 included in premiums receivable at June 30, 2018 (December 31, 2017: $211). The Company also recognized premium adjustments during the three and six months ended June 30, 2018 of $(282) and $496 (2017: $1,676 and $2,537).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Aquiline II, Aquiline III, Aquiline Tech and Aquiline Armour
Jeffrey W. Greenberg and Christopher E. Watson, directors of the Company as at June 30, 2018, serve as managing principal and senior principal, respectively, of Aquiline Capital. Additional information related to the Company’s investments in Aquiline II, III, Tech and Armour is disclosed in Note 4(c), “Investments in investment affiliates.”
The Company had, as of June 30, 2018 and December 31, 2017, investments in Aquiline II, III, Tech and Armour with a total value of $127,247 and $100,137 and outstanding unfunded commitments of $95,788 and $125,996, respectively. For the three and six months ended June 30, 2018, the Company incurred $3,767 and $3,899 (2017: $130 and $486), respectively, in partnership fees associated with these investments.
(b)    Other
Certain shareholders of the Company and their affiliates, as well as employees of entities associated with directors and officers may have purchased insurance and/or reinsurance from the Company in the ordinary course of business. The Company does not believe these transactions to be material.
17. Earnings per common share
The following table sets forth the computation of basic (loss) earnings per common share and (loss) earnings per diluted common share available to Validus common shareholders for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic (loss) earnings per common share
Net (loss) income (attributable) available to Validus common shareholders	(52,898)	101,095	(56,976)	195,656
Weighted average number of common shares outstanding	79,650,474	79,270,561	79,488,081	79,202,116
Basic (loss) earnings per share (attributable) available to Validus common shareholders	$(0.66)	$1.28	$(0.72)	$2.47

(Loss) earnings per diluted common share
Net (loss) income (attributable) available to Validus common shareholders	$(52,898)	$101,095	$(56,976)	$195,656

Weighted average number of common shares outstanding	79,650,474	79,270,561	79,488,081	79,202,116
Share equivalents:
Stock options	—	14,739	—	15,059
Unvested restricted shares	—	1,587,151	—	1,644,823
Weighted average number of diluted common shares outstanding	79,650,474	80,872,451	79,488,081	80,861,998
(Loss) earnings per diluted common share (attributable) available to Validus common shareholders	$(0.66)	$1.25	$(0.72)	$2.42
Earnings per diluted common share assumes the exercise of all dilutive stock options and restricted stock grants. Due to the net loss incurred during the three and six months ended June 30, 2018, share equivalents were not included in the computation of loss per diluted share due to their anti-dilutive effect. Share equivalents that would result in the issuance of common shares of 412,603 and 207,054 were outstanding for the three and six months ended June 30, 2017, respectively, but were not included in the computation of earnings per diluted share because the effect would be anti-dilutive.

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
Corporate and Investments
The Company’s Corporate and Investments function, which includes the activities of the parent company, carries out certain functions for the group, including investment management. Corporate and Investments includes investment income on a managed basis and other non-segment expenses, predominantly general and administrative, stock compensation, finance and transaction expenses. Transaction expenses are primarily composed of legal and financial advisory services incurred in connection with the Company’s Merger with AIG in 2018, and the acquisition of CRS in 2017. Corporate and Investments also includes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For reporting purposes, Corporate and Investments is reflected separately; however, it is not considered a reportable segment under these circumstances. Other reconciling items include, but are not limited to, the elimination of certain inter segment revenues and expenses and other items that are not allocated to the reportable segments.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our reportable segments and “Corporate and Investments” function:

	Three Months Ended June 30,		Six Months Ended June 30,
Reinsurance Segment Information	2018	2017	2018	2017
Underwriting revenues
Gross premiums written	$360,588	$330,534	$1,126,161	$973,675
Reinsurance premiums ceded	(16,368)	(10,278)	(206,562)	(124,724)
Net premiums written	344,220	320,256	919,599	848,951
Change in unearned premiums	(106,697)	(61,948)	(457,324)	(358,988)
Net premiums earned	237,523	258,308	462,275	489,963
Other insurance related income	—	1	2	3
Total underwriting revenues	237,523	258,309	462,277	489,966
Underwriting deductions
Losses and loss expenses	117,338	114,341	220,811	195,222
Policy acquisition costs	52,157	49,966	100,497	93,501
General and administrative expenses	26,522	22,204	55,437	42,173
Share compensation expenses	3,972	2,725	6,635	5,348
Total underwriting deductions	199,989	189,236	383,380	336,244
Underwriting income	$37,534	$69,073	$78,897	$153,722

Selected ratios:
Ratio of net to gross premiums written	95.5%	96.9%	81.7%	87.2%

Losses and loss expense ratio	49.4%	44.3%	47.8%	39.8%

Policy acquisition cost ratio	22.0%	19.3%	21.7%	19.1%
General and administrative expense ratio	12.8%	9.7%	13.4%	9.7%
Expense ratio	34.8%	29.0%	35.1%	28.8%
Combined ratio	84.2%	73.3%	82.9%	68.6%

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
Insurance Segment Information	2018	2017	2018	2017
Underwriting revenues
Gross premiums written	$384,240	$360,057	$1,170,035	$742,847
Reinsurance premiums ceded	(81,887)	(49,315)	(273,524)	(128,315)
Net premiums written	302,353	310,742	896,511	614,532
Change in unearned premiums	97,446	(5,875)	(197,174)	(30,571)
Net premiums earned	399,799	304,867	699,337	583,961
Other insurance related income	35	728	2,205	1,724
Total underwriting revenues	399,834	305,595	701,542	585,685
Underwriting deductions
Losses and loss expenses	342,854	180,741	526,243	367,351
Policy acquisition costs	57,650	60,137	117,707	121,329
General and administrative expenses	75,110	53,596	143,160	98,872
Share compensation expenses	4,242	3,702	7,231	7,075
Total underwriting deductions	479,856	298,176	794,341	594,627
Underwriting (loss) income	$(80,022)	$7,419	$(92,799)	$(8,942)

Selected ratios:
Ratio of net to gross premiums written	78.7%	86.3%	76.6%	82.7%

Losses and loss expense ratio	85.8%	59.3%	75.2%	62.9%

Policy acquisition cost ratio	14.4%	19.7%	16.8%	20.8%
General and administrative expense ratio	19.8%	18.8%	21.5%	18.1%
Expense ratio	34.2%	38.5%	38.3%	38.9%
Combined ratio	120.0%	97.8%	113.5%	101.8%

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Management Segment Information	2018	2017	2018	2017
Fee revenues
Third party	$5,685	$5,549	$11,894	$10,193
Related party	436	644	879	1,275
Total fee revenues	6,121	6,193	12,773	11,468
Expenses
General and administrative expenses	4,835	3,549	9,382	7,393
Share compensation expenses	30	83	71	165
Finance expenses	18	44	96	75
Tax expense (benefit)	2	135	(5)	134
Foreign exchange losses	—	1	1	—
Total expenses	4,885	3,812	9,545	7,767
Income before investment income from funds and sidecars	1,236	2,381	3,228	3,701
Investment income (loss) from funds and sidecars (a)
AlphaCat Sidecars	102	(21)	134	(133)
AlphaCat ILS Funds - Lower Risk (b)	1,773	1,301	3,007	3,490
AlphaCat ILS Funds - Higher Risk (b)	(796)	2,600	3,024	4,967
BetaCat ILS Funds	363	263	549	631
Validus' share of investment income from funds and sidecars	1,442	4,143	6,714	8,955
Asset Management segment income	$2,678	$6,524	$9,942	$12,656

Gross premiums written
AlphaCat Sidecars	$9	$—	$(134)	$66
AlphaCat ILS Funds - Lower Risk (b)	62,577	53,632	172,527	106,540
AlphaCat ILS Funds - Higher Risk (b)	37,514	43,672	203,410	137,208
AlphaCat Direct (c)	2,278	8,378	13,200	26,794
Total	$102,378	$105,682	$389,003	$270,608

(a)	The investment income (loss) from funds and sidecars is based on equity accounting.

(b)
Lower risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of less than 7%, whereas higher risk AlphaCat ILS funds have a maximum permitted portfolio expected loss of 7% or greater. The portfolio expected loss represents the average annual loss over the set of simulation scenarios divided by the total limit.

(c)	AlphaCat Direct includes direct investments from a third party investor in AlphaCat Re.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
Corporate and Investments	2018	2017	2018	2017
Managed investments
Managed net investment income (a)	$42,752	$38,063	$82,543	$74,255
Net realized (losses) gains on managed investments (a)	(7,432)	2,269	(6,290)	(623)
Change in net unrealized (losses) gains on managed investments (a)	(11,392)	15,942	(68,169)	30,291
Income from investment affiliates	2,178	9,466	15,246	14,654
Total managed investment return	$26,106	$65,740	$23,330	$118,577

Corporate expenses
General and administrative expenses	$13,523	$16,219	$25,832	$34,180
Share compensation expenses	7,796	4,636	11,832	8,049
Finance expenses (a)	14,249	14,149	28,339	28,013
Dividends on preferred shares	5,828	2,203	11,656	4,406
Tax (benefit) (a)	(7,153)	(1,122)	(13,979)	(4,670)
Total Corporate expenses	$34,243	$36,085	$63,680	$69,978

Other items
Foreign exchange losses (a)	(1,652)	(7,323)	(1,655)	(6,220)
Other income	538	174	582	268
Transaction expenses	(3,837)	(4,427)	(11,593)	(4,427)
Total other items	$(4,951)	$(11,576)	$(12,666)	$(10,379)
Total Corporate and Investments	$(13,088)	$18,079	$(53,016)	$38,220

(a)	These items exclude the components which are included in the Asset Management segment income (loss) and amounts which are consolidated from VIEs.

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables reconcile the results of our reportable segments and “Corporate & Investments” function to the Consolidated results of the Company for the periods indicated:

	Three Months Ended June 30, 2018
	Reinsurance Segment	Insurance Segment	Asset Management Segment and Consolidated VIEs	Corporate & Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$360,588	$384,240	$102,378	$—	$—	$847,206
Reinsurance premiums ceded	(16,368)	(81,887)	(9,312)	—	—	(107,567)
Net premiums written	344,220	302,353	93,066	—	—	739,639
Change in unearned premiums	(106,697)	97,446	6,219	—	—	(3,032)
Net premiums earned	237,523	399,799	99,285	—	—	736,607
Other insurance related income (loss)	—	35	(12,261)	—	(4,428)	(16,654)
Total underwriting revenues	237,523	399,834	87,024	—	(4,428)	719,953
Underwriting deductions
Losses and loss expenses	117,338	342,854	16,418	—	—	476,610
Policy acquisition costs	52,157	57,650	8,974	—	—	118,781
General and administrative expenses	26,522	75,110	10,135	13,523	(4,428)	120,862
Share compensation expenses	3,972	4,242	30	7,796	—	16,040
Total underwriting deductions	199,989	479,856	35,557	21,319	(4,428)	732,293
Underwriting income (loss)	$37,534	$(80,022)	$51,467	$(21,319)	$—	$(12,340)
Net investment return (a)	—	—	15,508	26,106	—	41,614
Other items (b)	—	—	1,063	(17,875)	—	(16,812)
(Income) attributable to AlphaCat investors	—	—	(29,849)	—	—	(29,849)
Net (income) attributable to noncontrolling interests	—	—	(35,511)	—	—	(35,511)
Net income (loss) available (attributable) to Validus common shareholders	$37,534	$(80,022)	$2,678	$(13,088)	$—	$(52,898)

(a)	Net investment return includes net investment income, net realized and change in net unrealized gains (losses) on investments and income (loss) from investment affiliates.

(b)
Other items includes finance expenses, transaction expenses, dividends on preferred shares, tax benefit (expense), foreign exchange gains (losses), income (loss) from operating affiliate and other income (loss).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30, 2017
	Reinsurance Segment	Insurance Segment	Asset Management Segment and Consolidated VIEs	Corporate & Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$330,534	$360,057	$105,682	$—	$(3,371)	$792,902
Reinsurance premiums ceded	(10,278)	(49,315)	—	—	3,371	(56,222)
Net premiums written	320,256	310,742	105,682	—	—	736,680
Change in unearned premiums	(61,948)	(5,875)	(37,830)	—	—	(105,653)
Net premiums earned	258,308	304,867	67,852	—	—	631,027
Other insurance related income	1	728	5,874	—	(5,438)	1,165
Total underwriting revenues	258,309	305,595	73,726	—	(5,438)	632,192
Underwriting deductions
Losses and loss expenses	114,341	180,741	1,067	—	—	296,149
Policy acquisition costs	49,966	60,137	7,165	—	—	117,268
General and administrative expenses	22,204	53,596	9,768	16,219	(5,438)	96,349
Share compensation expenses	2,725	3,702	83	4,636	—	11,146
Total underwriting deductions	189,236	298,176	18,083	20,855	(5,438)	520,912
Underwriting income (loss)	$69,073	$7,419	$55,643	$(20,855)	$—	$111,280
Net investment return (a)	—	—	6,562	65,740	—	72,302
Other items (b)	—	—	(201)	(26,806)	—	(27,007)
(Income) attributable to AlphaCat investors	—	—	(11,830)	—	—	(11,830)
Net (income) attributable to noncontrolling interests	—	—	(43,650)	—	—	(43,650)
Net income available to Validus common shareholders	$69,073	$7,419	$6,524	$18,079	$—	$101,095

(a)	Net investment return includes net investment income, net realized and change in net unrealized gains (losses) on investments and income (loss) from investment affiliates.

(b)
Other items includes finance expenses, transaction expenses, dividends on preferred shares, tax benefit (expense), foreign exchange gains (losses), income (loss) from operating affiliate and other income (loss).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2018
	Reinsurance Segment	Insurance Segment	Asset Management Segment and Consolidated VIEs	Corporate & Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$1,126,161	$1,170,035	$389,003	$—	$(5,537)	$2,679,662
Reinsurance premiums ceded	(206,562)	(273,524)	(9,312)	—	5,537	(483,861)
Net premiums written	919,599	896,511	379,691	—	—	2,195,801
Change in unearned premiums	(457,324)	(197,174)	(185,754)	—	—	(840,252)
Net premiums earned	462,275	699,337	193,937	—	—	1,355,549
Other insurance related income	2	2,205	15,819	—	(9,184)	8,842
Total underwriting revenues	462,277	701,542	209,756	—	(9,184)	1,364,391
Underwriting deductions
Losses and loss expenses	220,811	526,243	51,101	—	—	798,155
Policy acquisition costs	100,497	117,707	17,033	—	—	235,237
General and administrative expenses	55,437	143,160	20,343	25,832	(9,184)	235,588
Share compensation expenses	6,635	7,231	71	11,832	—	25,769
Total underwriting deductions	383,380	794,341	88,548	37,664	(9,184)	1,294,749
Underwriting income (loss)	$78,897	$(92,799)	$121,208	$(37,664)	$—	$69,642
Net investment return (a)	—	—	28,243	23,330	—	51,573
Other items (b)	—	—	1,425	(38,682)	—	(37,257)
(Income) attributable to AlphaCat investors	—	—	(40,711)	—	—	(40,711)
Net (income) attributable to noncontrolling interests	—	—	(100,223)	—	—	(100,223)
Net income (loss) available (attributable) to Validus common shareholders	$78,897	$(92,799)	$9,942	$(53,016)	$—	$(56,976)

(a)	Net investment return includes net investment income, net realized and change in net unrealized gains (losses) on investments and income (loss) from investment affiliates.

(b)
Other items includes finance expenses, transaction expenses, dividends on preferred shares, tax benefit (expense), foreign exchange gains (losses), income (loss) from operating affiliate and other income (loss).

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2017
	Reinsurance Segment	Insurance Segment	Asset Management Segment and Consolidated VIEs	Corporate & Investments	Eliminations	Total
Underwriting revenues
Gross premiums written	$973,675	$742,847	$270,608	$—	$(3,371)	$1,983,759
Reinsurance premiums ceded	(124,724)	(128,315)	(6,660)	—	3,371	(256,328)
Net premiums written	848,951	614,532	263,948	—	—	1,727,431
Change in unearned premiums	(358,988)	(30,571)	(131,469)	—	—	(521,028)
Net premiums earned	489,963	583,961	132,479	—	—	1,206,403
Other insurance related income	3	1,724	11,035	—	(10,361)	2,401
Total underwriting revenues	489,966	585,685	143,514	—	(10,361)	1,208,804
Underwriting deductions
Losses and loss expenses	195,222	367,351	3,161	—	—	565,734
Policy acquisition costs	93,501	121,329	14,066	—	—	228,896
General and administrative expenses	42,173	98,872	19,409	34,180	(10,361)	184,273
Share compensation expenses	5,348	7,075	165	8,049	—	20,637
Total underwriting deductions	336,244	594,627	36,801	42,229	(10,361)	999,540
Underwriting income (loss)	$153,722	$(8,942)	$106,713	$(42,229)	$—	$209,264
Net investment return (a)	—	—	11,311	118,577	—	129,888
Other items (b)	—	—	187	(38,128)	—	(37,941)
(Income) attributable to AlphaCat investors	—	—	(19,333)	—	—	(19,333)
Net (income) attributable to noncontrolling interests	—	—	(86,222)	—	—	(86,222)
Net income (loss) available (attributable) to Validus common shareholders	$153,722	$(8,942)	$12,656	$38,220	$—	$195,656

(a)	Net investment return includes net investment income, net realized and change in net unrealized gains (losses) on investments and income (loss) from investment affiliates.

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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Gross Premiums Written
	Three Months Ended June 30, 2018
	Reinsurance Segment	Insurance Segment	Asset Management Segment	Eliminations	Total	%
United States	$149,298	$188,253	$70,762	$—	$408,313	48.2%

Worldwide excluding United States (a)	12,962	41,430	(102)	—	54,290	6.4%
Australia and New Zealand	33	(2,992)	—	—	(2,959)	(0.3)%
Europe	3,091	7,048	—	—	10,139	1.2%
Latin America and Caribbean	10,581	25,429	—	—	36,010	4.3%
Japan	43,467	2,213	1,833	—	47,513	5.6%
Canada	4,955	931	359	—	6,245	0.7%
Rest of the world (b)	5,971	24,559	—	—	30,530	3.6%
Sub-total, non United States	81,060	98,618	2,090	—	181,768	21.5%
Worldwide including United States (a)	59,259	30,789	29,526	—	119,574	14.1%
Other locations non-specific (c)	70,971	66,580	—	—	137,551	16.2%
Total	$360,588	$384,240	$102,378	$—	$847,206	100.0%

	Gross Premiums Written
	Three Months Ended June 30, 2017
	Reinsurance Segment	Insurance Segment	Asset Management Segment	Eliminations	Total	%
United States	$108,727	$157,048	$70,048	$(3,371)	$332,452	41.9%

Worldwide excluding United States (a)	5,378	37,295	870	—	43,543	5.5%
Australia and New Zealand	3,388	1,764	2,003	—	7,155	0.9%
Europe	1,168	5,711	(15)	—	6,864	0.9%
Latin America and Caribbean	11,320	24,092	46	—	35,458	4.5%
Japan	40,832	1,848	2,662	—	45,342	5.7%
Canada	3,267	995	130	—	4,392	0.6%
Rest of the world (b)	5,062	22,940	—	—	28,002	3.5%
Sub-total, non United States	70,415	94,645	5,696	—	170,756	21.6%
Worldwide including United States (a)	56,169	24,005	29,937	—	110,111	13.9%
Other locations non-specific (c)	95,223	84,359	1	—	179,583	22.6%
Total	$330,534	$360,057	$105,682	$(3,371)	$792,902	100.0%

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Gross Premiums Written
	Six Months Ended June 30, 2018
	Reinsurance Segment	Insurance Segment	Asset Management Segment	Eliminations	Total	%
United States	$349,472	$748,975	$101,785	$(1,525)	$1,198,707	44.7%

Worldwide excluding United States (a)	52,287	93,662	2,777	—	148,726	5.6%
Australia and New Zealand	1,169	5,185	—	—	6,354	0.2%
Europe	41,073	12,608	338	—	54,019	2.0%
Latin America and Caribbean	17,120	43,874	—	—	60,994	2.3%
Japan	45,567	3,129	2,264	—	50,960	1.9%
Canada	8,690	1,864	359	—	10,913	0.4%
Rest of the world (b)	24,269	51,779	—	—	76,048	2.9%
Sub-total, non United States	190,175	212,101	5,738	—	408,014	15.3%
Worldwide including United States (a)	178,068	57,444	277,640	(4,012)	509,140	19.0%
Other locations non-specific (c)	408,446	151,515	3,840	—	563,801	21.0%
Total	$1,126,161	$1,170,035	$389,003	$(5,537)	$2,679,662	100.0%

	Gross Premiums Written
	Six Months Ended June 30, 2017
	Reinsurance Segment	Insurance Segment	Asset Management Segment	Eliminations	Total	%
United States	$332,655	$347,236	$98,251	$(3,371)	$774,771	39.1%

Worldwide excluding United States (a)	40,586	69,833	7,905	—	118,324	5.9%
Australia and New Zealand	4,177	4,938	2,003	—	11,118	0.6%
Europe	33,113	14,392	451	—	47,956	2.4%
Latin America and Caribbean	21,280	44,779	46	—	66,105	3.3%
Japan	42,783	2,853	3,855	—	49,491	2.5%
Canada	5,625	1,444	130	—	7,199	0.4%
Rest of the world (b)	20,165	43,332	—	—	63,497	3.2%
Sub-total, non United States	167,729	181,571	14,390	—	363,690	18.3%
Worldwide including United States (a)	151,970	51,192	153,246	—	356,408	18.0%
Other locations non-specific (c)	321,321	162,848	4,721	—	488,890	24.6%
Total	$973,675	$742,847	$270,608	$(3,371)	$1,983,759	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

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

Validus Holdings, Ltd.
Notes to the Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

19. Subsequent events
On July 18, 2018, the Company completed its previously announced Merger with AIG. Refer to Note 3, “Business combinations,” for further details.
On July 26, 2018, AIG executed a guarantee (the “Preference Shares Guarantee”) with respect to the Series A Preferred Shares and the Series B Preferred Shares of the Company. Under the terms of the Preference Shares Guarantee, AIG provided a full and unconditional guarantee of the Company’s obligations under the certificates of designation governing the Series A Preferred Shares and the Series B Preferred Shares, as applicable. Additionally on July 26, 2018, AIG executed a guarantee with respect to the Company’s aggregate outstanding 8.875% Senior Notes due 2040, pursuant to which AIG provided a full and unconditional guarantee of the Company’s obligations under the related indentures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company’s consolidated results of operations for the three and six months ended June 30, 2018 and 2017 and the Company’s consolidated financial condition, liquidity and capital resources as at June 30, 2018 and December 31, 2017. This discussion and analysis should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and notes thereto included in this filing and the Company’s audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2017, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk, as well as management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

Executive Overview
During the fourth quarter of 2017, we changed our reportable segments to “Reinsurance,” “Insurance,” and “Asset Management.” Furthermore, to better align our disclosures with our current strategy, we also changed our primary lines of business to “Property,” “Specialty - Short-tail” and “Specialty - Other.” The change in reportable segments and primary lines of business had no impact on our historical consolidated financial positions, results of operations or cash flows as previously reported. Where applicable, all prior periods presented have been reclassified to conform to this new presentation.
In addition, we have a corporate and investments function (“Corporate and Investments”), which includes the activities of the parent company, and which carries out certain functions for the group, including investment management. Corporate and Investments includes investment income on a managed basis and other non-segment expenses, predominantly general and administrative, stock compensation, finance and transaction expenses. Corporate and Investments also includes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For reporting purposes, Corporate and Investments is reflected separately; however, it is not considered a reportable segment. Our corporate expenses, capital servicing and debt costs and investment results are presented separately within the Corporate and Investments discussion.
Our strategy is to concentrate primarily on short-tail risks, which has been an area where management believes prices and terms provide an attractive risk-adjusted return and the management team has proven expertise. Our profitability in any given period is a function of net earned premium and investment revenues, less net losses and loss expenses, acquisition expenses and operating expenses. Financial results in the (re)insurance industry are influenced by the frequency and/or severity of claims and losses, including as a result of catastrophic events; changes in interest rates, financial markets and general economic conditions; the supply of (re)insurance capacity and changes in legal, regulatory and judicial environments.
Merger Agreement
On July 18, 2018, we completed the Merger Agreement with AIG. Pursuant to the Merger Agreement, the Company merged with an existing AIG subsidiary in accordance with the Bermuda Companies Act 1981 (the “Merger”), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of AIG.
Pursuant to the Merger Agreement, each issued and outstanding common share, par value $0.175 per common share, of the Company, other than shares that were owned by the Company as treasury shares, owned by a subsidiary of the Company, owned by AIG or any of its subsidiaries or that were subject to any Company Award (as defined in the Merger Agreement), were converted into the right to receive $68.00 in cash, without interest and subject to any applicable tax withholdings. Each of the Company’s issued and outstanding Series A and Series B Preferred Shares remains issued and outstanding, and continues to be listed on the NYSE and registered under the Exchange Act.
Also on July 18, 2018, the Company notified the NYSE of the completion of the Merger and requested that trading in the Common Shares be withdrawn from listing on the NYSE. The NYSE filed a notification of removal from listing on Form 25 with the SEC with respect to the Common Shares to report the delisting of the Common Shares from the NYSE and to suspend trading of the Common Shares on the NYSE prior to the opening of trading on July 18, 2018.
On July 26, 2018 the Company filed with the SEC a certificate of notice of termination on Form 15 with respect to its Common Shares, requesting that the Common Shares be deregistered under the Exchange Act, and that the reporting obligations of the Company with respect to the Common Shares under Sections 13 and 15(d) of the Exchange Act be suspended.
Also on July 26, 2018, AIG executed a guarantee (the “Preference Shares Guarantee”) with respect to the Series A Preferred Shares and the Series B Preferred Shares of the Company. Under the terms of the Preference Shares Guarantee, AIG provided a full and unconditional guarantee of the Company’s obligations under the certificates of designation governing the Series A Preferred Shares and the Series B Preferred Shares, as applicable. Additionally on July 26, 2018, AIG executed a guarantee with respect to the Company’s aggregate outstanding 8.875% Senior Notes due 2040, pursuant to which AIG provided a full and unconditional guarantee of the Company’s obligations under the related indentures.
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

Property and other reinsurance premiums have historically risen in the aftermath of significant catastrophic losses. As loss reserves are established, industry surplus is depleted and the industry’s capacity to write new business diminishes. The global property and casualty (re)insurance industry has historically been highly cyclical. Since 2007, increased capital and the relative infrequency of significant catastrophic events resulted in a softening of rates on most lines. From 2010 to 2012, there was an increased level of catastrophe activity, principally the Chilean earthquake, Deepwater Horizon, the Tohoku earthquake, the New Zealand earthquakes and Superstorm Sandy; however, the impact of these events in the aggregate were not severe enough to increase rates. As such, the Company continued to see increased competition and decreased premium rates in most classes of business. Following the significant catastrophic events of 2017 - Hurricanes Harvey, Irma and Maria and the Northern and Southern California Wildfires - the Company has seen rate increases across certain loss affected classes, some of which are noted in the renewal commentary below.
During the Reinsurance and Asset Management segments’ mid year 2018 renewal periods, the Company maintained its strategic position across all major markets with terms and conditions across the market remaining generally unchanged. The U.S. property markets saw a continuation of the rate trends observed at the January 1 renewals where rate increases were in the low single-digits with higher increases on loss impacted business.
Business written by the Insurance segment is distributed evenly throughout the year. Through June 30, 2018, the Insurance segment experienced a whole account rate increase of 6.9% on business written through the Talbot Syndicate, primarily driven by rate increases on loss impacted accounts in the property and specialty - other classes, and a whole account rate increase of 5.4% on business written through Western World, primarily driven by increases in the property classes.
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
The following tables present reconciliations of book value per common share to book value per diluted common share plus accumulated dividends and other non-GAAP book value financial indicators:

	June 30, 2018
	Equity Amount	Common Shares	Per Share Amount (a)
Book value per common share (b)	$3,409,136	80,511,948	$42.34
Non-GAAP Adjustments:
Unvested restricted shares	—	1,180,416
Book value per diluted common share (c)	3,409,136	81,692,364	$41.73
Goodwill	(229,573)	—
Intangible assets	(167,052)	—
Tangible book value per diluted common share (c)	$3,012,511	81,692,364	$36.88

Book value per diluted common share (c)			$41.73
Accumulated dividends			13.84
Book value per diluted common share plus accumulated dividends (c)			$55.57

	December 31, 2017
	Equity Amount	Common Shares	Per Share Amount (a)
Book value per common share (b)	$3,495,072	79,319,550	$44.06
Non-GAAP Adjustments:
Unvested restricted shares	—	2,503,859
Book value per diluted common share (c)	3,495,072	81,823,409	$42.71
Goodwill	(229,573)	—
Intangible assets	(171,411)	—
Tangible book value per diluted common share (c)	$3,094,088	81,823,409	$37.81

Book value per diluted common share (c)			$42.71
Accumulated dividends			13.08
Book value per diluted common share plus accumulated dividends (c)			$55.79

(a)	Per share amounts are calculated by dividing the equity amount by the common shares.

(b)	The equity amount used in the calculation of book value per common share represents total shareholders' equity available to Validus excluding the liquidation value of the preferred shares.

(c)	Non-GAAP financial measure.
Book value per common share, a GAAP financial measure, decreased by $1.72, or 3.9%, from $44.06 at December 31, 2017 to $42.34 at June 30, 2018.
Book value per diluted common share plus accumulated dividends, a non-GAAP financial measure, is considered by management to be the key financial indicator of performance, as the Company believes growth in book value on a diluted basis, plus the dividends that have accumulated, ultimately translates into the return that a shareholder will receive. Book value per diluted common share plus accumulated dividends decreased by $0.22, or 0.4%, from $55.79 at December 31, 2017 to $55.57 at June 30, 2018. Cash dividends per common share are an integral part of the value created for shareholders. During the six months ended June 30, 2018, the Company paid cash dividends of $0.76 (2017: $0.76) per common share.
Book value per diluted common share, a non-GAAP financial measure, is considered by management to be a measure of returns to common shareholders, as the Company believes growth in book value on a diluted basis ultimately translates into growth in stock price. Book value per diluted common share after dividends paid decreased by $0.98, or 2.3%, from $42.71 at December 31, 2017 to $41.73 at June 30, 2018.
The change in book value per diluted common share inclusive of dividends paid was (0.5)% and 5.0% for the six months ended June 30, 2018 and 2017, respectively.
Tangible book value per diluted common share, a non-GAAP financial measure, is considered by management to be a measure of returns to common shareholders excluding goodwill and other intangible assets, as the Company believes growth in tangible book value on a diluted basis ultimately translates into growth in the tangible value of the Company. Tangible book value per diluted common share decreased by $0.93, or 2.5%, from $37.81 at December 31, 2017 to $36.88 at June 30, 2018.

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
Net operating (loss) income (attributable) available to Validus common shareholders is calculated by the addition or subtraction of certain Consolidated Statement of (Loss) Income and Comprehensive (Loss) Income line items from net (loss) income (attributable) available to Validus common shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income (attributable) available to Validus common shareholders	$(52,898)	$101,095	$(56,976)	$195,656
Non-GAAP Adjustments:
Net realized losses (gains) on investments	7,394	(2,274)	5,194	(1,110)
Change in net unrealized losses (gains) on investments	10,730	(16,321)	68,111	(29,669)
(Income) from investment affiliates	(2,178)	(9,466)	(15,246)	(14,654)
Foreign exchange losses	526	7,329	1	5,760
Other (income)	(538)	(174)	(582)	(268)
Transaction expenses	3,837	4,427	11,593	4,427
Net income attributable to noncontrolling interests	1,028	2,102	1,457	2,830
Tax (benefit) expense (a)	(767)	1,748	(3,861)	2,328
Net operating (loss) income (attributable) available to Validus common shareholders (b)	$(32,866)	$88,466	$9,691	$165,300

Average shareholders' equity available to Validus common shareholders (c)	$3,455,184	$3,786,654	$3,468,480	$3,753,866

Annualized return on average equity	(6.1%)	10.7%	(6.6%)	10.4%
Annualized net operating return on average equity (b)	(3.8%)	9.3%	1.1%	8.8%

(a)
Represents the tax expense or benefit associated with the specific country to which the pre-tax adjustment relates to. The tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize tax losses carried forward.

(b)	Non-GAAP financial measure.

(c)
Average shareholders’ equity for the three months ended is the average of the beginning and ending quarter end shareholders’ equity balances, excluding the liquidation value of the preferred shares. Average shareholders’ equity for the six months ended is the average of the beginning, ending and intervening quarter end shareholders’ equity balances, excluding the liquidation value of the preferred shares.

Second Quarter 2018 Results of Operations - Consolidated
The following table presents the results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017
Revenues
Gross premiums written	$847,206	$792,902
Reinsurance premiums ceded	(107,567)	(56,222)
Net premiums written	739,639	736,680
Change in unearned premiums	(3,032)	(105,653)
Net premiums earned	736,607	631,027
Net investment income	57,560	44,241
Net realized (losses) gains on investments	(7,394)	2,274
Change in net unrealized (losses) gains on investments	(10,730)	16,321
Income from investment affiliates	2,178	9,466
Other insurance related (loss) income and other (loss) income	(16,116)	1,339
Foreign exchange (losses)	(526)	(7,329)
Total revenues	761,579	697,339
Expenses
Losses and loss expenses	476,610	296,149
Policy acquisition costs	118,781	117,268
General and administrative expenses	120,862	96,349
Share compensation expenses	16,040	11,146
Finance expenses	14,310	14,209
Transaction expenses	3,837	4,427
Total expenses	750,440	539,548
Income before taxes and (income) attributable to AlphaCat investors	11,139	157,791
Tax benefit	7,151	987
(Income) attributable to AlphaCat investors	(29,849)	(11,830)
Net (loss) income	(11,559)	146,948
Net (income) attributable to noncontrolling interests	(35,511)	(43,650)
Net (loss) income (attributable) available to Validus	(47,070)	103,298
Dividends on preferred shares	(5,828)	(2,203)
Net (loss) income (attributable) available to Validus common shareholders	$(52,898)	$101,095

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$472,771	$331,871
Current period—notable loss events	—	—
Current period—non-notable loss events	16,410	7,568
Change in prior accident years	(12,571)	(43,290)
Total losses and loss expenses	$476,610	$296,149
Selected ratios:
Ratio of net to gross premiums written	87.3%	92.9%
Losses and loss expense ratio:
Current period excluding items below	64.2%	52.6%
Current period—notable loss events	—%	—%
Current period—non-notable loss events	2.2%	1.2%
Change in prior accident years	(1.7)%	(6.9)%
Losses and loss expense ratio	64.7%	46.9%
Policy acquisition cost ratio	16.1%	18.6%
General and administrative expense ratio	18.6%	17.0%
Expense ratio	34.7%	35.6%
Combined ratio	99.4%	82.5%

Highlights for the second quarter 2018 were as follows:

•
Gross premiums written for the three months ended June 30, 2018 were $847.2 million compared to $792.9 million for the three months ended June 30, 2017, an increase of $54.3 million, or 6.8% driven by increases in the Reinsurance and Insurance segments.

•
Reinsurance premiums ceded for the three months ended June 30, 2018 were $107.6 million compared to $56.2 million for the three months ended June 30, 2017, an increase of $51.3 million, or 91.3% primarily driven by an increase in the Insurance segment.

•
Net premiums earned for the three months ended June 30, 2018 were $736.6 million compared to $631.0 million for the three months ended June 30, 2017, an increase of $105.6 million, or 16.7%. The increase was primarily driven by an increase in the Asset Management and Insurance segments and was partially offset by a decrease in the Reinsurance segment.

•
Losses and loss expenses for the three months ended June 30, 2018 were $476.6 million compared to $296.1 million for the three months ended June 30, 2017, an increase of $180.5 million or 60.9% and included the following:

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

Notable Loss Events

•	There were no notable loss events occurring during the three months ended June 30, 2018 or 2017.
Non-notable Loss Events

•
Losses and loss expenses incurred during the three months ended June 30, 2018 from the Papua New Guinea Earthquake non-notable loss event were $16.4 million, or 2.2 percentage points of the loss ratio.

•
There were no non-notable loss events occurring during the three months ended June 30, 2017, however during the three months ended June 30, 2017, the Company increased its loss estimate on a first quarter 2017 energy non-notable loss event by $7.6 million, or 1.2 percentage points of the loss ratio.

Attritional losses

•
Attritional losses of $472.8 million, or 64.2 percentage points of the loss ratio during the three months ended June 30, 2018 compared to $331.9 million, or 52.6 percentage points of the loss ratio during the three months ended June 30, 2017. The increase in the attritional loss ratio was primarily driven by a higher frequency of low severity events which did not meet the non-notable loss threshold.

Change in prior accident years

◦	Loss reserve development for the three months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017
(Favorable) development on event losses	$(3,507)	$(5,069)
(Favorable) development on attritional losses	(9,064)	(38,221)
Change in prior accident years	$(12,571)	$(43,290)
The favorable development during the three months ended June 30, 2018 and 2017 was primarily driven by favorable development on attritional losses in the Reinsurance segment.

•	Loss ratio for the three months ended June 30, 2018 and 2017 was 64.7% and 46.9%, respectively, an increase of 17.8 percentage points.

◦	Loss ratios by line of business for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018	2017
Property	47.1%	35.2%
Specialty - Short-tail	74.7%	51.9%
Specialty - Other	73.9%	58.6%
All lines	64.7%	46.9%

•
Policy acquisition cost ratio for the three months ended June 30, 2018 was 16.1% compared to 18.6% for the three months ended June 30, 2017, a decrease of 2.5 percentage points. The decrease was primarily driven by additional agriculture business written in the Insurance segment which carries low acquisition costs.

•
General and administrative (“G&A”) expenses for the three months ended June 30, 2018 were $120.9 million compared to $96.3 million for the three months ended June 30, 2017, an increase of $24.5 million or 25.4%. The increase was driven by (i) CRS, which was acquired approximately midway through the second quarter of 2017, and (ii) higher staff-related expenses.

•
Share compensation expenses for the three months ended June 30, 2018 were $16.0 million compared to $11.1 million for the three months ended June 30, 2017, an increase of $4.9 million or 43.9%. The increase was driven by an increase in the performance share award conversion ratio.

•	Combined ratio for the three months ended June 30, 2018 and 2017 was 99.4% and 82.5%, respectively, an increase of 16.9 percentage points.

Second Quarter 2018 Results of Operations - Reinsurance Segment
The following table presents underwriting results by line of business for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018				2017
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total	Property	Specialty - Short-tail	Specialty - Other	Total
Underwriting revenues
Gross premiums written	$231,244	$86,390	$42,954	$360,588	$186,703	$91,604	$52,227	$330,534
Reinsurance premiums ceded	(2,092)	(5,689)	(8,587)	(16,368)	(2,569)	(7,421)	(288)	(10,278)
Net premiums written	229,152	80,701	34,367	344,220	184,134	84,183	51,939	320,256
Change in unearned premiums	(141,310)	27,688	6,925	(106,697)	(80,103)	39,515	(21,360)	(61,948)
Net premiums earned	87,842	108,389	41,292	237,523	104,031	123,698	30,579	258,308
Other insurance related income				—				1
Total underwriting revenues				237,523				258,309
Underwriting deductions
Losses and loss expenses	21,895	57,820	37,623	117,338	31,017	64,635	18,689	114,341
Policy acquisition costs	19,414	21,561	11,182	52,157	18,451	22,054	9,461	49,966
Total underwriting deductions before G&A	41,309	79,381	48,805	169,495	49,468	86,689	28,150	164,307
Underwriting income (loss) before G&A	$46,533	$29,008	$(7,513)	$68,028	$54,563	$37,009	$2,429	$94,002
General and administrative expenses				26,522				22,204
Share compensation expenses				3,972				2,725
Total underwriting deductions				199,989				189,236
Underwriting income				$37,534				$69,073

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$29,029	$65,593	$32,526	$127,148	$28,440	$76,472	$19,356	$124,268
Current period—notable loss events	—	—	—	—	—	—	—	—
Current period—non-notable loss events	2,500	2,500	—	5,000	3,274	2,507	—	5,781
Change in prior accident years	(9,634)	(10,273)	5,097	(14,810)	(697)	(14,344)	(667)	(15,708)
Total losses and loss expenses	$21,895	$57,820	$37,623	$117,338	$31,017	$64,635	$18,689	$114,341
Selected ratios:
Ratio of net to gross premiums written	99.1%	93.4%	80.0%	95.5%	98.6%	91.9%	99.4%	96.9%
Losses and loss expense ratio:
Current period excluding items below	33.1%	60.5%	78.8%	53.5%	27.4%	61.9%	63.3%	48.2%
Current period—notable loss events	—%	—%	—%	—%	—%	—%	—%	—%
Current period—non-notable loss events	2.8%	2.3%	—%	2.1%	3.1%	2.0%	—%	2.2%
Change in prior accident years	(11.0)%	(9.5)%	12.3%	(6.2)%	(0.7)%	(11.6)%	(2.2)%	(6.1)%
Losses and loss expense ratio	24.9%	53.3%	91.1%	49.4%	29.8%	52.3%	61.1%	44.3%
Policy acquisition cost ratio	22.1%	19.9%	27.1%	22.0%	17.7%	17.8%	30.9%	19.3%
General and administrative expense ratio				12.8%				9.7%
Expense ratio				34.8%				29.0%
Combined ratio				84.2%				73.3%

Highlights for the second quarter 2018 were as follows:

•
Gross premiums written for the three months ended June 30, 2018 were $360.6 million compared to $330.5 million for the three months ended June 30, 2017, an increase of $30.1 million, or 9.1% and included the following:

◦
Property premiums of $231.2 million during the three months ended June 30, 2018, compared to $186.7 million during the three months ended June 30, 2017, an increase of $44.5 million, or 23.9%, primarily driven by increased participation and new business written on catastrophe excess of loss programs;

◦
Specialty - short-tail premiums of $86.4 million during the three months ended June 30, 2018, compared to $91.6 million during the three months ended June 30, 2017, a decrease of $5.2 million, or 5.7%; and

◦
Specialty - other premiums of $43.0 million during the three months ended June 30, 2018, compared to $52.2 million during the three months ended June 30, 2017, a decrease of $9.3 million, or 17.8%, primarily driven by the timing of renewals.

•
Reinsurance premiums ceded for the three months ended June 30, 2018 were $16.4 million compared to $10.3 million for the three months ended June 30, 2017, an increase of $6.1 million, or 59.3%. The increase was primarily driven by an increase in the specialty - other lines of $8.3 million as a result of a new casualty retrocession cover.

•
Net premiums earned for the three months ended June 30, 2018 were $237.5 million compared to $258.3 million for the three months ended June 30, 2017, a decrease of $20.8 million, or 8.0%. The decrease is primarily driven by the earning of new reinsurance covers purchased during the fourth quarter of 2017 and the first quarter of 2018.

•
Losses and loss expenses for the three months ended June 30, 2018 were $117.3 million compared to $114.3 million for the three months ended June 30, 2017, an increase of $3.0 million or 2.6% and included the following:

Notable Loss Events

•	There were no notable loss events occurring during the three months ended June 30, 2018 or 2017.
Non-notable Loss Events

•
Losses and loss expenses incurred during the three months ended June 30, 2018 from the Papua New Guinea Earthquake non-notable loss event were $5.0 million, or 2.1 percentage points of the loss ratio and related to the property and specialty - short-tail lines.

•
There were no non-notable loss events occurring during the three months ended June 30, 2017, however during the three months ended June 30, 2017, the Company increased its loss estimate on a first quarter 2017 energy non-notable loss event by $5.8 million, or 2.2 percentage points of the loss ratio.

Attritional losses

•
Attritional losses of $127.1 million, or 53.5 percentage points of the loss ratio during the three months ended June 30, 2018 compared to $124.3 million, or 48.2 percentage points of the loss ratio during the three months ended June 30, 2017.

Change in prior accident years

◦	Loss reserve development for the three months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30, 2018
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
(Favorable) adverse development on event losses	$(1,433)	$995	$37	$(401)
(Favorable) adverse development on attritional losses	(8,201)	(11,268)	5,060	(14,409)
Change in prior accident years	$(9,634)	$(10,273)	$5,097	$(14,810)

	Three Months Ended June 30, 2017
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
(Favorable) adverse development on event losses	$(880)	$571	$13	$(296)
Adverse (favorable) development on attritional losses	183	(14,915)	(680)	(15,412)
Change in prior accident years	$(697)	$(14,344)	$(667)	$(15,708)
The net favorable development for the three months ended June 30, 2018 and 2017 was primarily driven by favorable development on attritional losses.

•
Loss ratio for the three months ended June 30, 2018 and 2017 was 49.4% and 44.3%, respectively, an increase of 5.1 percentage points, primarily driven by the attritional specialty - other losses noted above.

•
Policy acquisition cost ratio for the three months ended June 30, 2018 was 22.0% compared to 19.3% for the three months ended June 30, 2017, an increase of 2.7 percentage points. The increase was primarily driven by the earned impact of higher retrocession purchases, which did not incorporate significant ceding commissions.

•
General and administrative expenses for the three months ended June 30, 2018 were $26.5 million compared to $22.2 million for the three months ended June 30, 2017, an increase of $4.3 million or 19.4%. The increase was primarily driven by a higher allocation of costs to the segment and higher staff related expenses.

•
Share compensation expenses for the three months ended June 30, 2018 were $4.0 million compared to $2.7 million for the three months ended June 30, 2017, an increase of $1.2 million or 45.8%. The increase was driven by an increase in the performance share award conversion ratio.

•	Combined ratio for the three months ended June 30, 2018 and 2017 was 84.2% and 73.3%, respectively, an increase of 10.9 percentage points.

•	Underwriting income for the three months ended June 30, 2018 was $37.5 million compared to $69.1 million for the three months ended June 30, 2017, a decrease of $31.5 million or 45.7%.

Second Quarter 2018 Results of Operations - Insurance Segment
On May 1, 2017, the Company completed its acquisition of CRS. The results of CRS have been presented within the specialty - short-tail line of business in the Insurance segment from the date of acquisition.
The following table presents underwriting results by line of business for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018				2017
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total	Property	Specialty - Short-tail	Specialty - Other	Total
Underwriting revenues
Gross premiums written	$137,264	$118,001	$128,975	$384,240	$115,878	$128,183	$115,996	$360,057
Reinsurance premiums ceded	(29,188)	(37,274)	(15,425)	(81,887)	(21,747)	(22,659)	(4,909)	(49,315)
Net premiums written	108,076	80,727	113,550	302,353	94,131	105,524	111,087	310,742
Change in unearned premiums	(29,451)	130,386	(3,489)	97,446	(21,909)	28,153	(12,119)	(5,875)
Net premiums earned	78,625	211,113	110,061	399,799	72,222	133,677	98,968	304,867
Other insurance related income				35				728
Total underwriting revenues				399,834				305,595
Underwriting deductions
Losses and loss expenses	93,924	174,766	74,164	342,854	52,809	70,636	57,296	180,741
Policy acquisition costs	16,888	19,087	21,675	57,650	15,728	23,944	20,465	60,137
Total underwriting deductions before G&A	110,812	193,853	95,839	400,504	68,537	94,580	77,761	240,878
Underwriting (loss) income before G&A	$(32,187)	$17,260	$14,222	$(670)	$3,685	$39,097	$21,207	$64,717
General and administrative expenses				75,110				53,596
Share compensation expenses				4,242				3,702
Total underwriting deductions				479,856				298,176
Underwriting (loss) income				$(80,022)				$7,419

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$78,777	$168,725	$78,978	$326,480	$56,369	$79,985	$66,330	$202,684
Current period—notable loss events	—	—	—	—	—	—	—	—
Current period—non-notable loss events	10,355	1,055	—	11,410	1,787	—	—	1,787
Change in prior accident years	4,792	4,986	(4,814)	4,964	(5,347)	(9,349)	(9,034)	(23,730)
Total losses and loss expenses	$93,924	$174,766	$74,164	$342,854	$52,809	$70,636	$57,296	$180,741
Selected ratios:
Ratio of net to gross premiums written	78.7%	68.4%	88.0%	78.7%	81.2%	82.3%	95.8%	86.3%
Losses and loss expense ratio:
Current period excluding items below	100.2%	79.9%	71.8%	81.7%	78.0%	59.8%	67.0%	66.5%
Current period—notable loss events	—%	—%	—%	—%	—%	—%	—%	—%
Current period—non-notable loss events	13.2%	0.5%	—%	2.9%	2.5%	—%	—%	0.6%
Change in prior accident years	6.1%	2.4%	(4.4)%	1.2%	(7.4)%	(7.0)%	(9.1)%	(7.8)%
Losses and loss expense ratio	119.5%	82.8%	67.4%	85.8%	73.1%	52.8%	57.9%	59.3%
Policy acquisition cost ratio	21.5%	9.0%	19.7%	14.4%	21.8%	17.9%	20.7%	19.7%
General and administrative expense ratio				19.8%				18.8%
Expense ratio				34.2%				38.5%
Combined ratio				120.0%				97.8%

Highlights for the second quarter 2018 were as follows:

•
Gross premiums written for the three months ended June 30, 2018 were $384.2 million compared to $360.1 million for the three months ended June 30, 2017, an increase of $24.2 million, or 6.7% and included the following:

◦
Property premiums of $137.3 million during the three months ended June 30, 2018, compared to $115.9 million during the three months ended June 30, 2017, an increase of $21.4 million, or 18.5%. The increase was primarily driven by rate improvements on existing business and the continued build out of product offerings in the U.S. short-tail property lines;

◦
Specialty - short-tail premiums of $118.0 million during the three months ended June 30, 2018, compared to $128.2 million during the three months ended June 30, 2017, a decrease of $10.2 million, or 7.9%; and

◦
Specialty - other premiums of $129.0 million during the three months ended June 30, 2018, compared to $116.0 million during the three months ended June 30, 2017, an increase of $13.0 million, or 11.2%, primarily driven by increased participation on renewals and the build out of product offerings in U.S. liability lines.

•
Reinsurance premiums ceded for the three months ended June 30, 2018 were $81.9 million compared to $49.3 million for the three months ended June 30, 2017, an increase of $32.6 million, or 66.0%. The increase was primarily driven by an increase in the specialty - short-tail lines of $14.6 million driven by ceded agriculture premiums relating to new business written through CRS and an increase in the specialty - other lines of $10.5 million as a result of the continued build out of U.S. liability lines as noted above.

•
Net premiums earned for the three months ended June 30, 2018 were $399.8 million compared to $304.9 million for the three months ended June 30, 2017, an increase of $94.9 million, or 31.1%. The increase was primarily driven by agriculture net premiums earned relating to new business written through CRS.

•
Losses and loss expenses for the three months ended June 30, 2018 were $342.9 million compared to $180.7 million for the three months ended June 30, 2017, an increase of $162.1 million or 89.7% and included the following:

Notable Loss Events

•	There were no notable loss events occurring during the three months ended June 30, 2018 or 2017.
Non-notable Loss Events

•
Losses and loss expenses incurred during the three months ended June 30, 2018 from the Papua New Guinea Earthquake non-notable loss event were $11.4 million, or 2.9 percentage points of the loss ratio and related to the property and specialty - short-tail lines.

•
There were no non-notable loss events occurring during the three months ended June 30, 2017, however during the three months ended June 30, 2017, the Company increased its loss estimate on a first quarter 2017 energy non-notable loss event by $1.8 million, or 0.6 percentage points of the loss ratio.

Attritional losses

•
Attritional losses of $326.5 million, or 81.7 percentage points of the loss ratio during the three months ended June 30, 2018 compared to $202.7 million, or 66.5 percentage points of the loss ratio during the three months ended June 30, 2017. The increase in the attritional loss ratio was primarily driven by a higher frequency of low severity events which did not meet the non-notable loss threshold.

Change in prior accident years

◦	Loss reserve development for the three months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30, 2018
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
(Favorable) development on event losses	$(1,333)	$(145)	$(136)	$(1,614)
Adverse (favorable) development on attritional losses	6,125	5,131	(4,678)	6,578
Change in prior accident years	$4,792	$4,986	$(4,814)	$4,964
The adverse development during the three months ended June 30, 2018 in the property lines was primarily driven by unfavorable development relating to prior period losses which did not reach the non-notable threshold. The adverse development during the three months ended June 30, 2018 in the specialty - short tail lines primarily related to reserve strengthening in the property, hull and cargo accounts.

	Three Months Ended June 30, 2017
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
(Favorable) development on event losses	$(151)	$(3,096)	$—	$(3,247)
(Favorable) development on attritional losses	(5,196)	(6,253)	(9,034)	(20,483)
Change in prior accident years	$(5,347)	$(9,349)	$(9,034)	$(23,730)
The net favorable development for the three months ended June 30, 2017 was primarily driven by favorable development on attritional losses.

•
Loss ratio for the three months ended June 30, 2018 and 2017 was 85.8% and 59.3%, respectively, an increase of 26.5 percentage points, primarily driven by the increase in attritional losses as noted above.

•
Policy acquisition cost ratio for the three months ended June 30, 2018 was 14.4% compared to 19.7% for the three months ended June 30, 2017, a decrease of 5.3 percentage points. The decrease was primarily driven by the earned impact of new agriculture business written during the twelve months ended June 30, 2018 which incorporates a relatively low acquisition cost ratio.

•
General and administrative expenses for the three months ended June 30, 2018 were $75.1 million compared to $53.6 million for the three months ended June 30, 2017, an increase of $21.5 million or 40.1%. The increase was driven by (i) CRS, which was acquired approximately midway through the second quarter of 2017, (ii) higher allocation of costs to the segment, and (iii) higher staff related expenses.

•
Share compensation expenses for the three months ended June 30, 2018 were $4.2 million compared to $3.7 million for the three months ended June 30, 2017, an increase of $0.5 million, or 14.6%. The increase was driven by an increase in the performance share award conversion ratio.

•	Combined ratio for the three months ended June 30, 2018 and 2017 was 120.0% and 97.8%, respectively, an increase of 22.2 percentage points.

•	Underwriting (loss) for the three months ended June 30, 2018 was $(80.0) million compared to income of $7.4 million for the three months ended June 30, 2017.

Second Quarter 2018 Results of Operations - Asset Management Segment
The following table presents the Asset Management segment income on an asset manager basis for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017
Fee revenues
Third party	$5,685	$5,549
Related party	436	644
Total fee revenues	6,121	6,193
Expenses
General and administrative expenses	4,835	3,549
Share compensation expenses	30	83
Finance expenses	18	44
Tax expense	2	135
Foreign exchange losses	—	1
Total expenses	4,885	3,812
Income before investment income from funds and sidecars	1,236	2,381
Investment income (loss) from funds and sidecars (a)
AlphaCat Sidecars	102	(21)
AlphaCat ILS Funds - Lower Risk (b)	1,773	1,301
AlphaCat ILS Funds - Higher Risk (b)	(796)	2,600
BetaCat ILS Funds	363	263
Validus' share of investment income from funds and sidecars	1,442	4,143
Asset Management segment income	$2,678	$6,524

Gross premiums written
AlphaCat Sidecars	$9	$—
AlphaCat ILS Funds - Lower Risk (b)	62,577	53,632
AlphaCat ILS Funds - Higher Risk (b)	37,514	43,672
AlphaCat Direct (c)	2,278	8,378
Total	$102,378	$105,682

(a)	The investment income (loss) from funds and sidecars is based on equity accounting.

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
Highlights for the second quarter 2018 were as follows:

•
Fee revenues earned for the three months ended June 30, 2018 were $6.1 million compared to $6.2 million during the three months ended June 30, 2017, a decrease of $0.1 million or 1.2%. Third party fee revenues earned during the three months ended June 30, 2018 were $5.7 million compared to $5.5 million during the three months ended June 30, 2017, an increase of $0.1 million or 2.5%.

•
Total expenses for the three months ended June 30, 2018 were $4.9 million compared to $3.8 million during the three months ended June 30, 2017, an increase of $1.1 million, or 28.1%. The increase was driven by a higher allocation of costs to the segment.

•
Validus’ share of investment income from AlphaCat Funds and Sidecars for the three months ended June 30, 2018 was $1.4 million compared to $4.1 million during the three months ended June 30, 2017, a decrease of $2.7 million, or 65.2%. The decrease was due to losses recognized during the second quarter of 2018 in certain higher risk AlphaCat ILS funds.

•	Asset Management segment income for the three months ended June 30, 2018 was $2.7 million compared to $6.5 million during the three months ended June 30, 2017, a decrease of $3.8 million, or 59.0%.

Assets Under Management

	Assets Under Management (a)
(Dollars in thousands)	July 1, 2018	April 1, 2018
Assets Under Management - Related Party (a)
AlphaCat Sidecars	$2,605	$4,777
AlphaCat ILS Funds - Lower Risk (b)	68,348	75,283
AlphaCat ILS Funds - Higher Risk (b)	68,862	74,253
AlphaCat Direct (c)	—	—
BetaCat ILS Funds	25,470	25,104
Total	$165,285	$179,417

Assets Under Management - Third Party (a)
AlphaCat Sidecars	$10,075	$17,120
AlphaCat ILS Funds - Lower Risk (b)	1,732,177	1,741,804
AlphaCat ILS Funds - Higher Risk (b)	1,114,499	1,157,510
AlphaCat Direct (c)	405,613	490,716
BetaCat ILS Funds	63,482	77,547
Total	3,325,846	3,484,697
Total Assets Under Management (a)	$3,491,131	$3,664,114

(a)	The Company’s assets under management are based on NAV and are represented by investments made by related parties and third parties in the feeder funds and on a direct basis.

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

•
Assets under management were $3.5 billion as at July 1, 2018, compared to $3.7 billion as at April 1, 2018, of which third party assets under management were $3.3 billion as at July 1, 2018, compared to $3.5 billion as at April 1, 2018. During the three months ended July 1, 2018, the Asset Management segment raised a total of $104.4 million of capital, $103.2 million of which was raised from third parties. During the three months ended July 1, 2018, $286.5 million was returned to investors, of which $270.6 million was returned to third party investors.

Second Quarter 2018 Results - Corporate and Investments
The following table presents the Corporate and Investment function’s income and expense items on a consolidated basis for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017
Managed investments
Managed net investment income (a)	$42,752	$38,063
Net realized (losses) gains on managed investments (a)	(7,432)	2,269
Change in net unrealized (losses) gains on managed investments (a)	(11,392)	15,942
Income from investment affiliates	2,178	9,466
Total managed investment return	26,106	65,740
Corporate expenses
General and administrative expenses	13,523	16,219
Share compensation expenses	7,796	4,636
Finance expenses (a)	14,249	14,149
Dividends on preferred shares	5,828	2,203
Tax (benefit) (a)	(7,153)	(1,122)
Total Corporate expenses	34,243	36,085
Other items
Foreign exchange (losses) (a)	(1,652)	(7,323)
Other income	538	174
Transaction expenses	(3,837)	(4,427)
Total other items	(4,951)	(11,576)
Total Corporate and Investments	$(13,088)	$18,079

(a)	These items exclude the components which are included in the Asset Management segment income and amounts which are consolidated from VIEs.
Managed investments
Highlights for the second quarter 2018 were as follows:

•	Managed net investment income for the three months ended June 30, 2018 was $42.8 million compared to $38.1 million for the three months ended June 30, 2017, an increase of $4.7 million, or 12.3%.

•	Annualized effective yield on managed investments for the three months ended June 30, 2018 was 2.54%, compared to 2.35% for the three months ended June 30, 2017, an increase of 19 basis points.

•	Net realized (losses) on managed investments for the three months ended June 30, 2018 were $(7.4) million compared to gains of $2.3 million for the three months ended June 30, 2017.

•
Change in net unrealized (losses) on managed investments for the three months ended June 30, 2018 of $(11.4) million compared to gains of $15.9 million for the three months ended June 30, 2017. Changes in unrealized (losses) on managed investments during the three months ended June 30, 2018 were primarily driven by the impact of interest rate increases on the Company’s managed fixed maturity portfolio.

•
Income from investment affiliates for the three months ended June 30, 2018 was $2.2 million compared to $9.5 million for the three months ended June 30, 2017, a decrease of $7.3 million, or 77.0%. The income from investment affiliates represents equity earnings on investments in funds managed by Aquiline Capital Partners LLC.

Corporate expenses and other items
Highlights for the second quarter 2018 were as follows:

•
General and administrative expenses for the three months ended June 30, 2018 were $13.5 million compared to $16.2 million for the three months ended June 30, 2017, a decrease of $2.7 million, or 16.6%. The decrease was primarily driven by a higher allocation of costs to reporting segments during the three months ended June 30, 2018.

•
Share compensation expenses for the three months ended June 30, 2018 were $7.8 million compared to $4.6 million for the three months ended June 30, 2017, an increase of $3.2 million, or 68.2%. The increase was driven by an increase in the performance share award conversion ratio.

•	Finance expenses for the three months ended June 30, 2018 were $14.2 million compared to $14.1 million for the three months ended June 30, 2017, an increase of $0.1 million, or 0.7%.

•
Dividends on preferred shares for the three months ended June 30, 2018 were $5.8 million compared to $2.2 million for the three months ended June 30, 2017, an increase of $3.6 million, or 164.5%. The increase was due to the issuance of $250.0 million of new Series B preferred shares during the second quarter of 2017.

•
Tax (benefit) for the three months ended June 30, 2018 was $(7.2) million compared to $(1.1) million for the three months ended June 30, 2017. The tax (benefit) during the three months ended June 30, 2018 mainly related to operating losses in the Insurance segment and unrealized losses on the Company’s investment portfolio.

•	Foreign exchange (losses) for the three months ended June 30, 2018 were $(1.7) million compared to $(7.3) million for the three months ended June 30, 2017.

•
Transaction expenses for the three months ended June 30, 2018 were $3.8 million compared to $4.4 million for the three months ended June 30, 2017. These expenses were composed of legal and financial advisory services in relation to the Company’s Merger with AIG and its acquisition of CRS during the three months ended June 30, 2018 and 2017, respectively.

Year to Date Results of Operations - Consolidated
The following table presents the results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Revenues
Gross premiums written	$2,679,662	$1,983,759
Reinsurance premiums ceded	(483,861)	(256,328)
Net premiums written	2,195,801	1,727,431
Change in unearned premiums	(840,252)	(521,028)
Net premiums earned	1,355,549	1,206,403
Net investment income	109,632	84,455
Net realized (losses) gains on investments	(5,194)	1,110
Change in net unrealized (losses) gains on investments	(68,111)	29,669
Income from investment affiliates	15,246	14,654
Other insurance related income and other income	9,424	2,669
Foreign exchange (losses)	(1)	(5,760)
Total revenues	1,416,545	1,333,200
Expenses
Losses and loss expenses	798,155	565,734
Policy acquisition costs	235,237	228,896
General and administrative expenses	235,588	184,273
Share compensation expenses	25,769	20,637
Finance expenses	28,573	28,152
Transaction expenses	11,593	4,427
Total expenses	1,334,915	1,032,119
Income before taxes and (income) attributable to AlphaCat investors	81,630	301,081
Tax benefit	13,984	4,536
(Income) attributable to AlphaCat investors	(40,711)	(19,333)
Net income	54,903	286,284
Net (income) attributable to noncontrolling interests	(100,223)	(86,222)
Net (loss) income (attributable) available to Validus	(45,320)	200,062
Dividends on preferred shares	(11,656)	(4,406)
Net (loss) income (attributable) available to Validus common shareholders	$(56,976)	$195,656

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$801,886	$642,925
Current period—notable loss events	—	—
Current period—non-notable loss events	16,410	27,330
Change in prior accident years	(20,141)	(104,521)
Total losses and loss expenses	$798,155	$565,734
Selected ratios:
Ratio of net to gross premiums written	81.9%	87.1%
Losses and loss expense ratio:
Current period excluding items below	59.2%	53.3%
Current period—notable loss events	—%	—%
Current period—non-notable loss events	1.2%	2.3%
Change in prior accident years	(1.5)%	(8.7)%
Losses and loss expense ratio	58.9%	46.9%
Policy acquisition cost ratio	17.4%	19.0%
General and administrative expense ratio	19.3%	17.0%
Expense ratio	36.7%	36.0%
Combined ratio	95.6%	82.9%

Highlights for the six months ended June 30, 2018 were as follows:

•
Gross premiums written for the six months ended June 30, 2018 were $2,679.7 million compared to $1,983.8 million for the six months ended June 30, 2017, an increase of $695.9 million, or 35.1% driven by increases in all segments.

•
Reinsurance premiums ceded for the six months ended June 30, 2018 were $483.9 million compared to $256.3 million for the six months ended June 30, 2017, an increase of $227.5 million, or 88.8%. The increase was primarily driven by increases in the Insurance and Reinsurance segments.

•
Net premiums earned for the six months ended June 30, 2018 were $1,355.5 million compared to $1,206.4 million for the six months ended June 30, 2017, an increase of $149.1 million, or 12.4%. The increase was primarily driven by an increase in the Asset Management and Insurance segments, partially offset by a decrease in the Reinsurance segment.

•
Losses and loss expenses for the six months ended June 30, 2018 were $798.2 million compared to $565.7 million for the six months ended June 30, 2017, an increase of $232.4 million or 41.1% and included the following:

Notable Loss Events

•	There were no notable loss events occurring during the six months ended June 30, 2018 or 2017.
Non-notable Loss Events

•	Losses and loss expenses incurred during the six months ended June 30, 2018 from the Papua New Guinea Earthquake non-notable loss event were $16.4 million, or 1.2 percentage points of the loss ratio.

•
Losses and loss expenses incurred from a single energy non-notable loss event during the six months ended June 30, 2017 were $27.3 million, or 2.3 percentage points of the loss ratio. Net of reinstatement premiums of $0.6 million, the net loss attributable to Validus was $26.8 million.

Attritional losses

•
Attritional losses of $801.9 million, or 59.2 percentage points of the loss ratio during the six months ended June 30, 2018 compared to $642.9 million, or 53.3 percentage points of the loss ratio during the six months ended June 30, 2017. The increase in the attritional loss ratio was primarily driven by a higher frequency of low severity events which did not meet the non-notable loss threshold.

Change in prior accident years

◦	Loss reserve development for the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Adverse (favorable) development on event losses	$33,040	$(15,403)
(Favorable) development on attritional losses	(53,181)	(89,118)
Change in prior accident years	$(20,141)	$(104,521)
The adverse development on event losses during the six months ended June 30, 2018 was primarily driven by adverse development on the 2017 notable loss events, Hurricanes Irma and Maria, and was partially offset by favorable development on the 2017 Southern California Wildfires and Hurricane Harvey. Excluding the Asset Management segment, which includes losses attributable to AlphaCat’s third party investors and noncontrolling interests, favorable development during the six months ended June 30, 2018 was $43.2 million, which included adverse development of $4.5 million on event losses. The favorable development for the six months ended June 30, 2017 was primarily driven by favorable development on attritional losses.

•	Loss ratio for the six months ended June 30, 2018 and 2017 was 58.9% and 46.9%, respectively, an increase of 12.0 percentage points.

◦	Loss ratios by line of business for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018	2017
Property	46.2%	34.1%
Specialty - Short-tail	65.0%	50.5%
Specialty - Other	69.9%	63.9%
All lines	58.9%	46.9%

•	Policy acquisition cost ratio for the six months ended June 30, 2018 was 17.4% compared to 19.0% for the six months ended June 30, 2017, a decrease of 1.6 percentage points.

•
General and administrative (“G&A”) expenses for the six months ended June 30, 2018 were $235.6 million compared to $184.3 million for the six months ended June 30, 2017, an increase of $51.3 million or 27.8%. General and administrative expenses for the six months ended June 30, 2018 included $30.4 million of CRS expenses. The remaining increase was primarily driven by higher staff costs, including an increase in the performance bonus accrual.

•
Share compensation expenses for the six months ended June 30, 2018 were $25.8 million compared to $20.6 million for the six months ended June 30, 2017, an increase of $5.1 million or 24.9%. The increase was driven by an increase in the performance share award conversion ratio.

•	Combined ratio for the six months ended June 30, 2018 and 2017 was 95.6% and 82.9%, respectively, an increase of 12.7 percentage points.

Year to Date Results of Operations - Reinsurance Segment
The following table presents underwriting results by line of business for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018				2017
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total	Property	Specialty - Short-tail	Specialty - Other	Total
Underwriting revenues
Gross premiums written	$505,233	$438,500	$182,428	$1,126,161	$403,370	$468,482	$101,823	$973,675
Reinsurance premiums ceded	(138,482)	(37,332)	(30,748)	(206,562)	(90,986)	(32,012)	(1,726)	(124,724)
Net premiums written	366,751	401,168	151,680	919,599	312,384	436,470	100,097	848,951
Change in unearned premiums	(189,058)	(195,725)	(72,541)	(457,324)	(105,971)	(208,421)	(44,596)	(358,988)
Net premiums earned	177,693	205,443	79,139	462,275	206,413	228,049	55,501	489,963
Other insurance related income				2				3
Total underwriting revenues				462,277				489,966
Underwriting deductions
Losses and loss expenses	51,017	108,727	61,067	220,811	48,454	114,085	32,683	195,222
Policy acquisition costs	37,045	41,321	22,131	100,497	36,335	40,157	17,009	93,501
Total underwriting deductions before G&A	88,062	150,048	83,198	321,308	84,789	154,242	49,692	288,723
Underwriting income (loss) before G&A	$89,631	$55,395	$(4,059)	$140,969	$121,624	$73,807	$5,809	$201,243
General and administrative expenses				55,437				42,173
Share compensation expenses				6,635				5,348
Total underwriting deductions				383,380				336,244
Underwriting income				$78,897				$153,722

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$62,973	$129,951	$55,535	$248,459	$49,584	$147,952	$33,664	$231,200
Current period—notable loss events	—	—	—	—	—	—	—	—
Current period—non-notable loss events	2,500	2,500	—	5,000	3,629	7,225	—	10,854
Change in prior accident years	(14,456)	(23,724)	5,532	(32,648)	(4,759)	(41,092)	(981)	(46,832)
Total losses and loss expenses	$51,017	$108,727	$61,067	$220,811	$48,454	$114,085	$32,683	$195,222
Selected ratios:
Ratio of net to gross premiums written	72.6%	91.5%	83.1%	81.7%	77.4%	93.2%	98.3%	87.2%
Losses and loss expense ratio:
Current period excluding items below	35.4%	63.3%	70.2%	53.8%	24.0%	64.8%	60.7%	47.2%
Current period—notable loss events	—%	—%	—%	—%	—%	—%	—%	—%
Current period—non-notable loss events	1.4%	1.2%	—%	1.1%	1.8%	3.2%	—%	2.2%
Change in prior accident years	(8.1)%	(11.5)%	7.0%	(7.1)%	(2.3)%	(18.0)%	(1.8)%	(9.6)%
Losses and loss expense ratio	28.7%	53.0%	77.2%	47.8%	23.5%	50.0%	58.9%	39.8%
Policy acquisition cost ratio	20.8%	20.1%	28.0%	21.7%	17.6%	17.6%	30.6%	19.1%
General and administrative expense ratio				13.4%				9.7%
Expense ratio				35.1%				28.8%
Combined ratio				82.9%				68.6%

Highlights for the six months ended June 30, 2018 were as follows:

•
Gross premiums written for the six months ended June 30, 2018 were $1,126.2 million compared to $973.7 million for the six months ended June 30, 2017, an increase of $152.5 million, or 15.7% and included the following:

◦
Property premiums of $505.2 million during the six months ended June 30, 2018, compared to $403.4 million during the six months ended June 30, 2017, an increase of $101.9 million, or 25.3%, primarily driven by new business written and increased participation on a number of catastrophe excess of loss programs;

◦
Specialty - short-tail premiums of $438.5 million during the six months ended June 30, 2018, compared to $468.5 million during the six months ended June 30, 2017, a decrease of $30.0 million, or 6.4%. The decrease was primarily driven by the non-renewal of one significant agriculture contract and was partially offset by new composite business written; and

◦
Specialty - other premiums of $182.4 million during the six months ended June 30, 2018, compared to $101.8 million during the six months ended June 30, 2017, an increase of $80.6 million, or 79.2%, primarily driven by new casualty business written.

•
Reinsurance premiums ceded for the six months ended June 30, 2018 were $206.6 million compared to $124.7 million for the six months ended June 30, 2017, an increase of $81.8 million, or 65.6%. The increase was primarily driven by an increase in the property lines of $47.5 million as a result of new aggregate and proportional covers purchased and an increase in the specialty - other lines of $29.0 million as a result of a new casualty retrocession cover.

•
Net premiums earned for the six months ended June 30, 2018 were $462.3 million compared to $490.0 million for the six months ended June 30, 2017, a decrease of $27.7 million, or 5.7%. The decrease is primarily driven by the earning of new reinsurance covers purchased during the first quarter of 2018 noted above, and during the fourth quarter of 2017.

•
Losses and loss expenses for the six months ended June 30, 2018 were $220.8 million compared to $195.2 million for the six months ended June 30, 2017, an increase of $25.6 million or 13.1% and included the following:

Notable Loss Events

•	There were no notable loss events occurring during the six months ended June 30, 2018 or 2017.
Non-notable Loss Events

•
Losses and loss expenses incurred during the six months ended June 30, 2018 from the Papua New Guinea Earthquake non-notable loss event were $5.0 million, or 1.1 percentage points of the loss ratio and related to the property and specialty - short-tail lines.

•
Losses and loss expenses incurred from a single energy non-notable loss event during the six months ended June 30, 2017 were $10.9 million, or 2.2 percentage points of the loss ratio and related primarily to the specialty - short-tail lines.

Attritional losses

•
Attritional losses of $248.5 million, or 53.8 percentage points of the loss ratio during the six months ended June 30, 2018 compared to $231.2 million, or 47.2 percentage points of the loss ratio during the six months ended June 30, 2017. The increase in the attritional loss ratio was primarily due to $10.0 million of losses from Winter Storm Friederike which did not meet the non-notable loss threshold and the earned impact of higher retrocession purchases as noted above.

Change in prior accident years

◦	Loss reserve development for the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended June 30, 2018
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
(Favorable) adverse development on event losses	$(576)	$4,342	$487	$4,253
(Favorable) adverse development on attritional losses	(13,880)	(28,066)	5,045	(36,901)
Change in prior accident years	$(14,456)	$(23,724)	$5,532	$(32,648)

	Six Months Ended June 30, 2017
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
Adverse (favorable) development on event losses	$1,743	$(8,099)	$207	$(6,149)
(Favorable) development on attritional losses	(6,502)	(32,993)	(1,188)	(40,683)
Change in prior accident years	$(4,759)	$(41,092)	$(981)	$(46,832)
The net favorable development for the six months ended June 30, 2018 and 2017 was primarily driven by favorable development on attritional losses.

•
Loss ratio for the six months ended June 30, 2018 and 2017 was 47.8% and 39.8%, respectively, an increase of 8.0 percentage points, primarily driven by the adverse development and current quarter attritional losses within Specialty - Other noted above.

•
Policy acquisition cost ratio for the six months ended June 30, 2018 was 21.7% compared to 19.1% for the six months ended June 30, 2017, an increase of 2.6 percentage points. The increase was primarily driven by the earned impact of higher retrocession purchases as noted above and a change in business mix in the specialty classes.

•
General and administrative expenses for the six months ended June 30, 2018 were $55.4 million compared to $42.2 million for the six months ended June 30, 2017, an increase of $13.3 million or 31.5%. The increase was primarily driven by an increase in the performance bonus accrual and a higher allocation of costs to the segment.

•
Share compensation expenses for the six months ended June 30, 2018 were $6.6 million compared to $5.3 million for the six months ended June 30, 2017, an increase of $1.3 million or 24.1%. The increase was driven by an increase in the performance share award conversion ratio.

•	Combined ratio for the six months ended June 30, 2018 and 2017 was 82.9% and 68.6%, respectively, an increase of 14.3 percentage points.

•	Underwriting income for the six months ended June 30, 2018 was $78.9 million compared to $153.7 million for the six months ended June 30, 2017, a decrease of $74.8 million or 48.7%.

Year to Date Results of Operations - Insurance Segment
On May 1, 2017, the Company completed its acquisition of CRS. The results of CRS have been presented within the specialty - short-tail line of business in the Insurance segment from the date of acquisition.
The following table presents underwriting results by line of business for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018				2017
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total	Property	Specialty - Short-tail	Specialty - Other	Total
Underwriting revenues
Gross premiums written	$229,222	$656,323	$284,490	$1,170,035	$197,425	$307,404	$238,018	$742,847
Reinsurance premiums ceded	(76,243)	(142,577)	(54,704)	(273,524)	(55,010)	(49,213)	(24,092)	(128,315)
Net premiums written	152,979	513,746	229,786	896,511	142,415	258,191	213,926	614,532
Change in unearned premiums	633	(182,602)	(15,205)	(197,174)	(1,919)	(11,917)	(16,735)	(30,571)
Net premiums earned	153,612	331,144	214,581	699,337	140,496	246,274	197,191	583,961
Other insurance related income				2,205				1,724
Total underwriting revenues				701,542				585,685
Underwriting deductions
Losses and loss expenses	147,476	234,440	144,327	526,243	112,296	126,344	128,711	367,351
Policy acquisition costs	33,444	40,568	43,695	117,707	29,551	50,562	41,216	121,329
Total underwriting deductions before G&A	180,920	275,008	188,022	643,950	141,847	176,906	169,927	488,680
Underwriting (loss) income before G&A	$(27,308)	$56,136	$26,559	$57,592	$(1,351)	$69,368	$27,264	$97,005
General and administrative expenses				143,160				98,872
Share compensation expenses				7,231				7,075
Total underwriting deductions				794,341				594,627
Underwriting (loss)				$(92,799)				$(8,942)

Supplemental information:
Losses and loss expenses:
Current period excluding items below	$128,261	$240,600	$156,556	$525,417	$109,833	$147,456	$144,005	$401,294
Current period—notable loss events	—	—	—	—	—	—	—	—
Current period—non-notable loss events	10,355	1,055	—	11,410	16,476	—	—	16,476
Change in prior accident years	8,860	(7,215)	(12,229)	(10,584)	(14,013)	(21,112)	(15,294)	(50,419)
Total losses and loss expenses	$147,476	$234,440	$144,327	$526,243	$112,296	$126,344	$128,711	$367,351
Selected ratios:
Ratio of net to gross premiums written	66.7%	78.3%	80.8%	76.6%	72.1%	84.0%	89.9%	82.7%
Losses and loss expense ratio:
Current period excluding items below	83.5%	72.7%	73.0%	75.1%	78.2%	59.9%	73.1%	68.7%
Current period—notable loss events	—%	—%	—%	—%	—%	—%	—%	—%
Current period—non-notable loss events	6.7%	0.3%	—%	1.6%	11.7%	—%	—%	2.8%
Change in prior accident years	5.8%	(2.2)%	(5.7)%	(1.5)%	(10.0)%	(8.6)%	(7.8)%	(8.6)%
Losses and loss expense ratio	96.0%	70.8%	67.3%	75.2%	79.9%	51.3%	65.3%	62.9%
Policy acquisition cost ratio	21.8%	12.3%	20.4%	16.8%	21.0%	20.5%	20.9%	20.8%
General and administrative expense ratio				21.5%				18.1%
Expense ratio				38.3%				38.9%
Combined ratio				113.5%				101.8%

Highlights for the six months ended June 30, 2018 were as follows:

•
Gross premiums written for the six months ended June 30, 2018 were $1,170.0 million compared to $742.8 million for the six months ended June 30, 2017, an increase of $427.2 million, or 57.5% and included the following:

◦
Property premiums of $229.2 million during the six months ended June 30, 2018, compared to $197.4 million during the six months ended June 30, 2017, an increase of $31.8 million, or 16.1%. The increase was primarily driven by rate improvements on existing business and the continued build out of product offerings in the U.S. short-tail property lines;

◦
Specialty - short-tail premiums of $656.3 million during the six months ended June 30, 2018, compared to $307.4 million during the six months ended June 30, 2017, an increase of $348.9 million, or 113.5%. The increase was primarily driven by new agriculture business written through CRS; and

◦
Specialty - other premiums of $284.5 million during the six months ended June 30, 2018, compared to $238.0 million during the six months ended June 30, 2017, an increase of $46.5 million, or 19.5%, primarily driven by increased participation on renewals and the build out of product offerings in U.S. liability lines.

•
Reinsurance premiums ceded for the six months ended June 30, 2018 were $273.5 million compared to $128.3 million for the six months ended June 30, 2017, an increase of $145.2 million, or 113.2%. The increase was primarily driven by an increase in the specialty - short-tail lines of $93.4 million driven by ceded agriculture premiums relating to new business written through CRS and an increase in the specialty - other lines of $30.6 million as a result of the continued build out of U.S. liability lines as noted above.

•
Net premiums earned for the six months ended June 30, 2018 were $699.3 million compared to $584.0 million for the six months ended June 30, 2017, an increase of $115.4 million, or 19.8%. The increase was primarily due to agriculture net premiums earned relating to new business written through CRS.

•
Losses and loss expenses for the six months ended June 30, 2018 were $526.2 million compared to $367.4 million for the six months ended June 30, 2017, an increase of $158.9 million or 43.3% and included the following:

Notable Loss Events

•	There were no notable loss events occurring during the six months ended June 30, 2018 or 2017.
Non-notable Loss Events

•
Losses and loss expenses incurred during the six months ended June 30, 2018 from the Papua New Guinea Earthquake non-notable loss event were $11.4 million, or 1.6 percentage points of the loss ratio and related to the property and specialty - short-tail lines.

•
Losses and loss expenses incurred from a single energy non-notable loss event during the six months ended June 30, 2017 were $16.5 million, or 2.8 percentage points of the loss ratio and related solely to the property lines.

Attritional losses

•
Attritional losses of $525.4 million, or 75.1 percentage points of the loss ratio during the six months ended June 30, 2018 compared to $401.3 million, or 68.7 percentage points of the loss ratio during the six months ended June 30, 2017. The increase in the attritional loss ratio was primarily driven by a higher frequency of low severity events which did not meet the non-notable loss threshold.

Change in prior accident years

◦	Loss reserve development for the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended June 30, 2018
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
Adverse (favorable) development on event losses	$1,602	$(1,032)	$(292)	$278
Adverse (favorable) development on attritional losses	7,258	(6,183)	(11,937)	(10,862)
Change in prior accident years	$8,860	$(7,215)	$(12,229)	$(10,584)

	Six Months Ended June 30, 2017
(Dollars in thousands)	Property	Specialty - Short-tail	Specialty - Other	Total
(Favorable) development on event losses	$(1,031)	$(6,826)	$(1)	$(7,858)
(Favorable) development on attritional losses	(12,982)	(14,286)	(15,293)	(42,561)
Change in prior accident years	$(14,013)	$(21,112)	$(15,294)	$(50,419)
The net favorable development for the six months ended June 30, 2018 and 2017 was primarily driven by favorable development on attritional losses.

•	Loss ratio for the six months ended June 30, 2018 and 2017 was 75.2% and 62.9%, respectively, an increase of 12.3 percentage points.

•
Policy acquisition cost ratio for the six months ended June 30, 2018 was 16.8% compared to 20.8% for the six months ended June 30, 2017, a decrease of 4.0 percentage points. The decrease was primarily driven by new agriculture business written which carries lower acquisition costs.

•
General and administrative expenses for the six months ended June 30, 2018 were $143.2 million compared to $98.9 million for the six months ended June 30, 2017, an increase of $44.3 million or 44.8%. The increase was driven by (i) CRS, which was acquired approximately midway through the second quarter of 2017, (ii) higher allocation of costs to the segment, and (iii) higher staff related expenses.

•	Combined ratio for the six months ended June 30, 2018 and 2017 was 113.5% and 101.8%, respectively, an increase of 11.7 percentage points.

•	Underwriting (loss) for the six months ended June 30, 2018 was $(92.8) million compared to $(8.9) million for the six months ended June 30, 2017, an increase of $83.9 million.

Year to Date Results of Operations - Asset Management Segment
The following table presents the Asset Management segment income on an asset manager basis for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Fee revenues
Third party	$11,894	$10,193
Related party	879	1,275
Total fee revenues	12,773	11,468
Expenses
General and administrative expenses	9,382	7,393
Share compensation expenses	71	165
Finance expenses	96	75
Tax (benefit) expense	(5)	134
Foreign exchange losses	1	—
Total expenses	9,545	7,767
Income before investment income from funds and sidecars	3,228	3,701
Investment income (loss) from funds and sidecars (a)
AlphaCat Sidecars	134	(133)
AlphaCat ILS Funds - Lower Risk (b)	3,007	3,490
AlphaCat ILS Funds - Higher Risk (b)	3,024	4,967
BetaCat ILS Funds	549	631
Validus' share of investment income from funds and sidecars	6,714	8,955
Asset Management segment income	$9,942	$12,656

Gross premiums written
AlphaCat Sidecars	$(134)	$66
AlphaCat ILS Funds - Lower Risk (b)	172,527	106,540
AlphaCat ILS Funds - Higher Risk (b)	203,410	137,208
AlphaCat Direct (c)	13,200	26,794
Total	$389,003	$270,608

(a)	The investment income (loss) from funds and sidecars is based on equity accounting.

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

Highlights for the six months ended June 30, 2018 were as follows:
Fee revenues earned for the six months ended June 30, 2018 were $12.8 million compared to $11.5 million during the six months ended June 30, 2017, an increase of $1.3 million or 11.4%. Third party fee revenues earned during the six months ended June 30, 2018 were $11.9 million compared to $10.2 million during the six months ended June 30, 2017, an increase of $1.7 million or 16.7%. The increase in third party fee revenues was primarily driven by an increase in management fees as a result of an increase in assets under management over the last twelve months.

•
Total expenses for the six months ended June 30, 2018 were $9.5 million compared to $7.8 million during the six months ended June 30, 2017, an increase of $1.8 million, or 22.9%. The increase was driven by a higher allocation of costs to the segment.

•
Validus’ share of investment income from AlphaCat Funds and Sidecars for the six months ended June 30, 2018 was $6.7 million compared to $9.0 million during the six months ended June 30, 2017, a decrease of $2.2 million, or 25.0%. The decrease was due to losses recognized during the second quarter of 2018 in certain higher risk AlphaCat ILS funds.

•	Asset Management segment income for the six months ended June 30, 2018 was $9.9 million compared to $12.7 million during the six months ended June 30, 2017, a decrease of $2.7 million, or 21.4%.
Assets Under Management

	Assets Under Management (a)
(Dollars in thousands)	July 1, 2018	January 1, 2018
Assets Under Management - Related Party (a)
AlphaCat Sidecars	$2,605	$5,631
AlphaCat ILS Funds - Lower Risk (b)	68,348	75,898
AlphaCat ILS Funds - Higher Risk (b)	68,862	68,290
AlphaCat Direct (c)	—	—
BetaCat ILS Funds	25,470	24,914
Total	$165,285	$174,733

Assets Under Management - Third Party (a)
AlphaCat Sidecars	$10,075	$20,565
AlphaCat ILS Funds - Lower Risk (b)	1,732,177	1,663,606
AlphaCat ILS Funds - Higher Risk (b)	1,114,499	1,029,224
AlphaCat Direct (c)	405,613	443,730
BetaCat ILS Funds	63,482	67,046
Total	3,325,846	3,224,171
Total Assets Under Management (a)	$3,491,131	$3,398,904

(a)	The Company’s assets under management are based on NAV and are represented by investments made by related parties and third parties in the feeder funds and on a direct basis.

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

•
Assets under management were $3.5 billion as at July 1, 2018, compared to $3.4 billion as at January 1, 2018, of which third party assets under management were $3.3 billion as at July 1, 2018, compared to $3.2 billion as at January 1, 2018. During the six months ended July 1, 2018, the Asset Management segment raised a total of $304.8 million, of which $301.3 million was raised from third parties. During the six months ended July 1, 2018, $290.8 million was returned to investors, of which $274.0 million was returned to third party investors.

Year to Date Results of Operations - Corporate and Investments
The following table presents the Corporate and Investment function’s income and expense items on a consolidated basis for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Managed investments
Managed net investment income (a)	$82,543	$74,255
Net realized (losses) on managed investments (a)	(6,290)	(623)
Change in net unrealized (losses) gains on managed investments (a)	(68,169)	30,291
Income from investment affiliates	15,246	14,654
Total managed investment return	23,330	118,577
Corporate expenses
General and administrative expenses	25,832	34,180
Share compensation expenses	11,832	8,049
Finance expenses (a)	28,339	28,013
Dividends on preferred shares	11,656	4,406
Tax (benefit) (a)	(13,979)	(4,670)
Total Corporate expenses	63,680	69,978
Other items
Foreign exchange (losses) (a)	(1,655)	(6,220)
Other income	582	268
Transaction expenses	(11,593)	(4,427)
Total other items	(12,666)	(10,379)
Total Corporate and Investments	$(53,016)	$38,220

(a)	These items exclude the components which are included in the Asset Management segment income and amounts which are consolidated from VIEs.
Managed investments
Highlights for the six months ended June 30, 2018 were as follows:

•	Managed net investment income for the six months ended June 30, 2018 was $82.5 million compared to $74.3 million for the six months ended June 30, 2017, an increase of $8.3 million, or 11.2%.

•	Annualized effective yield on managed investments for the six months ended June 30, 2018 was 2.43%, compared to 2.31% for the six months ended June 30, 2017, an increase of 12 basis points.

•	Net realized (losses) on managed investments for the six months ended June 30, 2018 were $(6.3) million compared to $(0.6) million for the six months ended June 30, 2017.

•
Change in net unrealized (losses) on managed investments for the six months ended June 30, 2018 of $(68.2) million compared to gains of $30.3 million for the six months ended June 30, 2017. Changes in unrealized (losses) on managed investments during the six months ended June 30, 2018 were primarily driven by the impact of interest rate increases on the Company’s managed fixed maturity portfolio.

•
Income from investment affiliates for the six months ended June 30, 2018 was $15.2 million compared to $14.7 million for the six months ended June 30, 2017, an increase of $0.6 million, or 4.0%. The income from investment affiliates represents equity earnings on investments in funds managed by Aquiline Capital Partners LLC.

Corporate expenses and other items
Highlights for the six months ended June 30, 2018 as compared to 2017 were as follows:

•
General and administrative expenses for the six months ended June 30, 2018 were $25.8 million compared to $34.2 million for the six months ended June 30, 2017, a decrease of $8.3 million, or 24.4%. The decrease was primarily driven by a higher allocation of costs to reporting segments during the six months ended June 30, 2018.

•
Share compensation expenses for the six months ended June 30, 2018 were $11.8 million compared to $8.0 million for the six months ended June 30, 2017, an increase of $3.8 million, or 47.0%. The increase was driven by an increase in the performance share award conversion ratio.

•	Finance expenses for the six months ended June 30, 2018 were $28.3 million compared to $28.0 million for the six months ended June 30, 2017, an increase of $0.3 million, or 1.2%.

•
Dividends on preferred shares for the six months ended June 30, 2018 were $11.7 million compared to $4.4 million for the six months ended June 30, 2017, an increase of $7.3 million, or 164.5%. The increase was due to the issuance of $250.0 million of new Series B preferred shares during the second quarter of 2017.

•	Tax (benefit) for the six months ended June 30, 2018 was $(14.0) million compared to $(4.7) million for the six months ended June 30, 2017.

•	Foreign exchange (losses) for the six months ended June 30, 2018 were $(1.7) million compared to $(6.2) million for the six months ended June 30, 2017, a decrease of $4.6 million.

•
Transaction expenses for the six months ended June 30, 2018 were $11.6 million compared to $4.4 million for the six months ended June 30, 2017 and were composed of legal and financial advisory services in relation to the Company’s Merger with AIG and its acquisition of CRS during the second quarter of 2018 and 2017, respectively.

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
The fair value of the Company’s investments, cash and cash equivalents and restricted cash as at June 30, 2018 and December 31, 2017 was as follows:

	Fair Value
	June 30, 2018	December 31, 2017
Managed investments, cash and cash equivalents and restricted cash
Fixed maturities
U.S. government and government agency	$604,392	$727,397
Non-U.S. government and government agency	282,263	312,239
U.S. states, municipalities and political subdivisions	189,437	201,303
Agency residential mortgage-backed securities	929,859	978,049
Non-agency residential mortgage-backed securities	47,600	40,373
U.S. corporate	1,436,885	1,533,395
Non-U.S. corporate	403,385	422,249
Bank loans	471,212	442,951
Asset-backed securities	714,434	658,303
Commercial mortgage-backed securities	301,544	312,395
Total fixed maturities	5,381,011	5,628,654
Short-term investments	218,035	230,011
Other investments
Hedge funds	15,888	15,774
Private equity investments	79,185	78,407
Fixed income investment funds	209,503	204,426
Overseas deposits	61,608	56,611
Total other investments	366,184	355,218
Investments in investment affiliates (a)	127,247	100,137
Cash and cash equivalents	717,007	691,687
Restricted cash	88,755	62,848
Total managed investments, cash and cash equivalents and restricted cash	$6,898,239	$7,068,555

Non-managed investments, cash and cash equivalents and restricted cash
Catastrophe bonds	$178,942	$229,694
Short-term investments	3,510,859	3,151,746
Cash and cash equivalents	2,212	63,303
Restricted cash	197,524	331,815
Total non-managed investments, cash and cash equivalents and restricted cash	3,889,537	3,776,558
Total investments and cash	$10,787,776	$10,845,113

(a)	The Company’s investments in investment affiliates have been treated as equity method investments with the corresponding gains and losses recorded in income as “Income from investment affiliates.”
As at June 30, 2018, the Company’s managed cash and investment portfolio totaled $6.9 billion (December 31, 2017: $7.1 billion). Refer to Note 4 to the Consolidated Financial Statements, “Investments,” in Part I, Item 1 for further details related to the Company’s managed investments.
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
The Company’s IPS requires managed investments to have an average duration in the range of 0.75 years to 3.25 years. At June 30, 2018, the average duration of the Company’s managed investment portfolio was 2.17 years (December 31, 2017: 2.17 years). This duration is reviewed regularly based on changes in the duration of the Company’s liabilities and general market conditions.
The Company’s IPS also requires certain minimum credit quality standards for its managed fixed maturity portfolio, including a minimum weighted average portfolio rating of A+ for securities with ratings. Further limits on asset classes and security types are also mandated. In addition, the Company stress-tests the downside risks within its asset portfolio using internal and external inputs and stochastic modeling processes to help define and limit asset risks to acceptable levels that are consistent with our overall ERM framework. At June 30, 2018, the Company’s rated managed fixed maturity portfolio had an average credit quality rating of A+ (December 31, 2017: AA-). Refer to Note 4(a) to the Consolidated Financial Statements, “Investments,” in Part I, Item 1 for further details related to the investment ratings of the Company’s fixed maturity portfolio.
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

	June 30, 2018
(Dollars in thousands)	Fair Value	% of Total
Germany	$56,417	8.2%
Supranational	49,910	7.3%
Province of Ontario	30,661	4.5%
Canada	29,129	4.2%
France	20,285	3.0%
Netherlands	16,005	2.3%
Sweden	15,572	2.3%
United Kingdom	14,850	2.2%
Other (individual jurisdictions below $10,000)	49,434	7.2%
Total Managed Non-U.S. Government Securities	282,263	41.2%
European Corporate Securities	136,713	19.9%
U.K. Corporate Securities	124,238	18.1%
Other Non-U.S. Corporate Securities	142,434	20.8%
Total Managed Non-U.S. Fixed Maturity Portfolio	$685,648	100.0%

	December 31, 2017
(Dollars in thousands)	Fair Value	% of Total
Germany	$71,287	9.7%
Supranational	60,200	8.2%
Canada	38,805	5.3%
Province of Ontario	31,069	4.2%
United Kingdom	19,886	2.7%
France	14,066	1.9%
Netherlands	10,348	1.4%
Other (individual jurisdictions below $10,000)	66,578	9.1%
Total Managed Non-U.S. Government Securities	312,239	42.5%
European Corporate Securities	139,779	19.0%
U.K. Corporate Securities	122,534	16.7%
Other Non-U.S. Corporate Securities	159,936	21.8%
Total Managed Non-U.S. Fixed Maturity Portfolio	$734,488	100.0%
At June 30, 2018, the Company did not have an aggregate exposure to any single issuer of more than 0.9% (December 31, 2017: 0.9%) of managed cash and investments, other than with respect to government and agency securities. The top ten exposures to fixed income corporate issuers at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
Issuer (a)	Fair Value (b)	Rating (c)	% of Managed Investments, Cash and Cash Equivalents and Restricted Cash
JPMorgan Chase & Co.	$61,049	A-	0.9%
Morgan Stanley	53,606	BBB+	0.8%
Citigroup Inc.	49,550	BBB+	0.7%
Bank of America Corp.	48,283	A-	0.7%
Wells Fargo & Company	47,621	A	0.7%
Goldman Sachs Group	45,925	BBB+	0.7%
HSBC Holdings plc	35,004	A	0.5%
CVS Health Corp.	31,366	BBB	0.5%
Toyota Motor Corp	27,628	A+	0.4%
International Business Machines Corp.	26,535	A+	0.4%
Total	$426,567		6.3%

	December 31, 2017
Issuer (a)	Fair Value (b)	Rating (c)	% of Managed Investments, Cash and Cash Equivalents and Restricted Cash
JPMorgan Chase & Co.	$67,079	BBB+	0.9%
Citigroup Inc.	59,438	BBB+	0.8%
Morgan Stanley	56,503	BBB+	0.8%
Bank of America Corp.	51,579	A-	0.7%
Goldman Sachs Group	49,679	BBB+	0.7%
Wells Fargo & Company	45,545	A	0.6%
AT&T Inc.	34,615	BBB+	0.5%
HSBC Holdings plc	33,972	A	0.5%
Bank of New York Mellon Corp.	32,592	A	0.5%
Capital One Financial Corporation	29,145	BBB+	0.4%
Total	$460,147		6.4%

(a)	Issuers exclude government-backed government-sponsored enterprises and cash and cash equivalents.

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

Reserve for Losses and Loss Expenses
At June 30, 2018 and December 31, 2017, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The following tables indicate the breakdown of gross and net reserves for losses and loss expenses between lines of business and between case reserves and IBNR.

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$974,369	$1,119,127	$2,093,496	$893,180	$1,398,563	$2,291,743
Specialty - Short-tail	522,517	901,849	1,424,366	515,450	930,062	1,445,512
Specialty - Other	339,244	842,493	1,181,737	345,214	748,921	1,094,135
Total	$1,836,130	$2,863,469	$4,699,599	$1,753,844	$3,077,546	$4,831,390

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$786,684	$697,968	$1,484,652	$732,289	$820,301	$1,552,590
Specialty - Short-tail	457,550	749,698	1,207,248	435,201	653,693	1,088,894
Specialty - Other	304,755	731,994	1,036,749	310,904	645,005	955,909
Total	$1,548,989	$2,179,660	$3,728,649	$1,478,394	$2,118,999	$3,597,393
The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by operating segment for the three months ended June 30, 2018.

	Three Months Ended June 30, 2018
(Dollars in thousands)	Reinsurance Segment	Insurance Segment	Asset Management Segment	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,813,865	$2,091,455	$727,309	$—	$4,632,629
Loss reserves recoverable	(529,574)	(450,370)	—	—	(979,944)
Net reserves for losses and loss expenses, beginning of period	1,284,291	1,641,085	727,309	—	3,652,685
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	132,148	337,890	19,143	—	489,181
Prior years	(14,810)	4,964	(2,725)	—	(12,571)
Total net incurred losses and loss expenses	117,338	342,854	16,418	—	476,610
Foreign exchange loss	(17,765)	(11,630)	(953)	—	(30,348)
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(7,157)	(44,974)	(9,209)	—	(61,340)
Prior years	(112,300)	(136,076)	(60,582)	—	(308,958)
Total net paid losses	(119,457)	(181,050)	(69,791)	—	(370,298)
Net reserves for losses and loss expenses, end of period	1,264,407	1,791,259	672,983	—	3,728,649
Loss reserves recoverable	525,439	446,834	—	(1,323)	970,950
Reserve for losses and loss expenses, end of period	$1,789,846	$2,238,093	$672,983	$(1,323)	$4,699,599
For the three months ended June 30, 2018, net favorable loss reserve development on prior accident years was $12.6 million, of which $14.8 million related to the Reinsurance segment and $2.7 million related to the Asset Management segment. The favorable development was partially offset by $5.0 million of adverse development related to the Insurance segment.

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by operating segment for the six months ended June 30, 2018.

	Six Months Ended June 30, 2018
(Dollars in thousands)	Reinsurance Segment	Insurance Segment	Asset Management Segment	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,816,654	$2,300,437	$714,299	$—	$4,831,390
Loss reserves recoverable	(548,131)	(640,866)	(45,000)	—	(1,233,997)
Net reserves for losses and loss expenses, beginning of period	1,268,523	1,659,571	669,299	—	3,597,393
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	253,459	536,827	28,010	—	818,296
Prior years	(32,648)	(10,584)	23,091	—	(20,141)
Total net incurred losses and loss expenses	220,811	526,243	51,101	—	798,155
Foreign exchange loss	(9,082)	(4,827)	(812)	—	(14,721)
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(10,238)	(61,628)	(9,209)	—	(81,075)
Prior years	(205,607)	(328,100)	(37,396)	—	(571,103)
Total net paid losses	(215,845)	(389,728)	(46,605)	—	(652,178)
Net reserves for losses and loss expenses, end of period	1,264,407	1,791,259	672,983	—	3,728,649
Loss reserves recoverable	525,439	446,834	—	(1,323)	970,950
Reserve for losses and loss expenses, end of period	$1,789,846	$2,238,093	$672,983	$(1,323)	$4,699,599
For the six months ended June 30, 2018, net favorable loss reserve development on prior accident years was $20.1 million, of which $32.6 million related to the Reinsurance segment and $10.6 million related to the Insurance segment. The favorable development was partially offset by $23.1 million of adverse development related to the Asset Management segment.
For further information regarding the Company’s reserves for losses and loss expenses refer to Note 9 to the Consolidated Financial Statements, “Reserve for losses and loss expenses,” in Part I, Item 1. The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned.
The management of (re)insurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of some notable loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for these events. The Company’s actual ultimate net loss may vary materially from these estimates. Ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review may be reserved for in the reserve for potential development on notable loss events (“RDE”) and would be included as part of the Company’s overall reserves. As at June 30, 2018, the Company had no RDE.

For disclosure purposes, only those notable loss events which have an ultimate loss estimate above $30.0 million are disclosed separately and included in the reserves for notable loss event roll forward table below. To the extent that there are increased complexity and volatility factors relating to notable loss events in the aggregate, RDE may be established for a specific accident year.

		Year Ended December 31, 2016		Year Ended December 31, 2017		Six Months Ended June 30, 2018
2016 Notable Loss Events	Initial estimate (a)	Development (Favorable) / Unfavorable	Closing Estimate (b)	Development (Favorable) / Unfavorable	Closing Estimate (b)	Development (Favorable) / Unfavorable	Closing Estimate (b)
Canadian Wildfires	$36,915	$(17,265)	$19,650	$(162)	$19,488	$1	$19,489
Hurricane Matthew	39,140	—	39,140	9,222	48,362	(2,119)	46,243
2016 New Zealand Earthquake	31,421	—	31,421	—	31,421	(1,435)	29,986
Total	$107,476	$(17,265)	$90,211	$9,060	$99,271	$(3,553)	$95,718

		Paid Loss	Closing Reserve (c)	Paid Loss	Closing Reserve (c)	Paid Loss	Closing Reserve (c)
Canadian Wildfires		$5,676	$13,974	$4,074	$9,738	$553	$9,186
Hurricane Matthew		6,712	32,428	25,090	16,560	3,004	11,437
2016 New Zealand Earthquake		—	31,421	817	30,604	17	29,152
Total		$12,388	$77,823	$29,981	$56,902	$3,574	$49,775

2017 Notable Loss Events	Initial estimate (a)			Development (Favorable) / Unfavorable	Closing Estimate (b)	Development (Favorable) / Unfavorable	Closing Estimate (b)
Hurricane Harvey	$247,409			$65,795	$313,204	$(20,568)	$292,636
Hurricane Irma	518,559			(60,414)	458,145	40,406	498,551
Hurricane Maria	160,207			(10,856)	149,351	34,471	183,822
Northern California Wildfires	87,754			—	87,754	121	87,875
Southern California Wildfires	38,495			—	38,495	(24,764)	13,731
Total	$1,052,424			$(5,475)	$1,046,949	$29,666	$1,076,615

				Paid Loss	Closing Reserve (c)	Paid Loss	Closing Reserve (c)
Hurricane Harvey				$59,010	$254,194	$45,761	$187,865
Hurricane Irma				119,045	339,100	90,368	289,138
Hurricane Maria				9,817	139,534	15,518	158,487
Northern California Wildfires				12,172	75,582	10,597	65,106
Southern California Wildfires				—	38,495	1,344	12,387
Total				$200,044	$846,905	$163,588	$712,983

(a)	Includes paid losses, case reserves and IBNR reserves.

(b)	Excludes impact of movements in foreign exchange rates.

(c)	Closing Reserve for the period equals closing estimate for the period less cumulative paid losses.

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
The following table details the capital resources of certain subsidiaries of the Company on an unconsolidated basis:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Validus Reinsurance, Ltd. (excluding capital supporting FAL) (a) (b)	$3,870,628	$3,898,905
Talbot Holdings, Ltd. (including capital supporting FAL) (b)	761,054	824,946
Other, net	(38,131)	(44,057)
Redeemable noncontrolling interests in AlphaCat	1,390,233	1,004,094
Noncontrolling interests in AlphaCat	371,257	16,718
Total consolidated capitalization	6,355,041	5,700,606
Senior notes payable	(245,664)	(245,564)
Debentures payable	(538,751)	(539,158)
Redeemable noncontrolling interests in AlphaCat	(1,390,233)	(1,004,094)
Total shareholders’ equity	4,180,393	3,911,790
Preferred shares (c)	(400,000)	(400,000)
Noncontrolling interests in AlphaCat	(371,257)	(16,718)
Total shareholders’ equity available to Validus common shareholders (c)	$3,409,136	$3,495,072

(a)	Validus Reinsurance, Ltd. (excluding capital supporting FAL) includes capital of $680,266 (December 31, 2017: $702,932) relating to Western World Insurance Group, Inc.

(b)
Validus Reinsurance, Ltd. (excluding capital supporting FAL) excludes capital of $536,989 (December 31, 2017: $599,077) which supports Talbot’s FAL. This capital was included in Talbot Holdings, Ltd. (including capital supporting FAL).

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

There are three main sources of cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by or used in operating, investing and financing activities and the effect of foreign currency rate changes on cash and cash equivalents and restricted cash for the six months ended June 30, 2018 and 2017 is provided in the following table:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Net cash provided by operating activities	$163,148	$52,685
Net cash (used in) investing activities	(182,883)	(90,287)
Net cash (used in) provided by financing activities	(116,352)	531,506
Effect of foreign currency rate changes on cash and cash equivalents and restricted cash	(8,068)	10,608
Net (decrease) increase in cash and cash equivalents and restricted cash	$(144,155)	$504,512
Operating Activities
Cash flow from operating activities is derived primarily from the receipt of premiums less the payment of losses and loss expenses related to underwriting activities.
Net cash provided by operating activities during six months ended June 30, 2018 and 2017 was $163.1 million and $52.7 million, respectively. The favorable movement of $110.5 million during the six months ended June 30, 2018 compared to 2017 was primarily due to the timing of cash receipts and payments, notably with regard to premiums receivable and losses payable, respectively.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.
Investing Activities
Cash flow used in investing activities is primarily from net (purchases) sales made in the Company’s investment portfolio. As at June 30, 2018, the Company’s portfolio was composed of fixed income, short-term and other investments and investments in investment affiliates amounting to $9.8 billion or 90.7% of total cash and investments. For further details related to investments pledged as collateral, refer to Note 4 to the Consolidated Financial Statements, “Investments,” in Part I Item 1.
Net cash used in investing activities during the six months ended June 30, 2018 was $182.9 million compared to $90.3 million during the six months ended June 30, 2017. The increase in net cash used in investing activities of $92.6 million during the six months ended June 30, 2018 compared to 2017 was primarily driven by an increase in the purchases of both fixed maturity and short-term investments, partially offset by non-recurring expenditure in 2017 for the purchase of CRS.
Financing Activities
Cash flow (used in) provided by financing activities is derived primarily from the issuance and purchase of shares in the Company and its subsidiaries, including third party investments in the funds and sidecars, as well as the issuance of notes payable to AlphaCat investors, and is partially offset by repurchases of shares in the Company and the payment of dividends.
Net cash used in financing activities during the six months ended June 30, 2018 was $116.4 million compared to net cash provided by financing activities of $531.5 million during the six months ended June 30, 2017. The primary driver of this change was the deployment of $645.2 million of third party subscriptions into AlphaCat ILS Funds and Sidecars.

Capital Resources
The following table details the Company’s capital position as at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Senior Notes (a)	$245,664	$245,564
Junior Subordinated Deferrable Debentures (JSDs) (a)	289,800	289,800
Flagstone Junior Subordinated Deferrable Debentures (JSDs) (a)	248,951	249,358
Total debt	784,415	784,722

Redeemable noncontrolling interests	1,390,233	1,004,094

Preferred shares, liquidation value (b)	400,000	400,000
Ordinary shares, capital and surplus available to Validus common shareholders	3,399,277	3,517,264
Accumulated other comprehensive income (loss)	9,859	(22,192)
Noncontrolling interests	371,257	16,718
Total shareholders' equity	$4,180,393	$3,911,790

Total capitalization (c)	$6,355,041	$5,700,606
Total capitalization available to Validus (d)	$4,593,551	$4,679,794

Debt to total capitalization	12.3%	13.8%
Debt (excluding JSDs) to total capitalization	3.9%	4.3%
Debt and preferred shares to total capitalization	18.6%	20.8%

Debt to total capitalization available to Validus	17.1%	16.8%
Debt (excluding JSDs) to total capitalization available to Validus	5.3%	5.2%
Debt and preferred shares to total capitalization available to Validus	25.8%	25.3%

(a)	Refer to Part I, Item 1, Note 13 to the Consolidated Financial Statements, “Debt and financing arrangements,” for further details and discussion on the debt and financing arrangements of the Company.

(b)	Refer to Part I, Item 1, Note 11 to the Consolidated Financial Statements, “Share capital,” for further details and discussion on the Company’s preferred shares.

(c)	Total capitalization equals total shareholders’ equity plus redeemable noncontrolling interests and total debt.

(d)	Total capitalization available to Validus equals total capitalization (as per (c)) less redeemable noncontrolling interests and noncontrolling interests.
Shareholders’ Equity
Shareholders’ equity available to Validus common shareholders at June 30, 2018 was $3.4 billion, compared to $3.5 billion at December 31, 2017. Including the liquidation value of preferred shares, shareholders’ equity available to Validus at June 30, 2018 was $3.8 billion, compared to $3.9 billion at December 31, 2017.
On May 4, 2018, the Company announced a quarterly cash dividend of $0.38 per common share and cash dividends of $0.3671875 and $0.3625000 per depository share on the outstanding Series A and Series B Preferred Shares, respectively. The common share dividend was paid on May 30, 2018 to holders of record on May 15, 2018. The preferred share dividends were paid on June 15, 2018 to shareholders of record on June 1, 2018.
The Company has repurchased 81,035,969 common shares for an aggregate purchase price of $2.7 billion from the inception of the share repurchase program to July 26, 2018. The Company had $293.4 million remaining under its authorized share repurchase program as of July 26, 2018.
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

Noncontrolling interests
Investors in certain of the AlphaCat and BetaCat ILS funds have rights that enable them, subject to certain limitations, to redeem their shares. Such investments held by third parties are therefore recorded in the Company’s Consolidated Balance Sheets as redeemable noncontrolling interests, a mezzanine item between liabilities and shareholders’ equity. If and when a redemption notice is received, the fair value of the redemption is reclassified to accounts payable and accrued expenses. As at June 30, 2018 and December 31, 2017, the amount of the Company’s total capitalization owed to third parties as redeemable noncontrolling interests was $1.4 billion and $1.0 billion, respectively.
The AlphaCat sidecars and one of the AlphaCat ILS funds have no shareholder redemption rights. Therefore, the third party equity is recorded in the Company’s Consolidated Balance Sheets as noncontrolling interests. As at June 30, 2018 and December 31, 2017, the amount of the Company’s total capitalization owed to third parties as noncontrolling interests was $371.3 million and $16.7 million, respectively. Refer to Part I, Item 1, Notes 6 and 7 to the Consolidated Financial Statements, “Variable Interest Entities,” and “Noncontrolling interests,” respectively, for further details.
Ratings
The following table summarizes the financial strength ratings of the Company and its principal (re)insurance subsidiaries from internationally recognized rating agencies as of July 27, 2018:

	A.M. Best	S&P	Moody’s	Fitch
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB+	Baa1	A-
Senior debt	bbb	BBB+	Baa1	BBB+
Subordinated debt	bbb-	—	—	BBB
Preferred stock	bb+	BBB-	Baa3	BBB
Outlook on ratings	Developing (a)	Negative	Stable	Stable

Validus Reinsurance, Ltd.
Financial strength rating	A	A	A2	A
Outlook on ratings	Developing (a)	Stable	Stable	Stable

Lloyd’s of London
Financial strength rating applicable to all Lloyd’s syndicates	A	A+	—	AA-
Outlook on ratings	Stable	Negative	—	Negative

Validus Reinsurance (Switzerland) Ltd
Financial strength rating	A	A	—	—
Outlook on ratings	Developing (a)	Stable	—	—

Western World Insurance Company
Financial strength rating	A	—	—	—
Outlook on ratings	Developing (a)	—	—	—

(a)
A.M. Best has placed all Validus Holdings, Ltd. ratings “under review with developing implications” following the announcement by the Company of the entry into a definitive agreement and plan of merger with AIG on January 22, 2018. Following the consummation of the merger on July 18, 2018, A.M. Best announced that the Company’s ratings will remain under review until the strategic initiatives, including the executed reinsurance agreements between Western World Insurance Group and AIG are finalized and the legal entity reorganization is completed.

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

•	the effect of the announcement and completion of the acquisition by AIG (the “Acquisition”) on the Company’s relationships with its clients, operating results and business generally;

•	the outcome of any legal proceedings to the extent initiated against the Company or others following the Acquisition; and

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
As at June 30, 2018, the Company was not a party to, or involved in any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
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
The Company did not repurchase any common shares during the three months ended June 30, 2018. A summary of the common share repurchases made to date under the Company’s previously announced share repurchase programs is as follows:

	Total shares repurchased under publicly announced repurchase program
(Dollars in thousands, except share and per share amounts)	Total number of shares repurchased	Aggregate Purchase Price (a)	Average Price per Share (a)	Approximate dollar value of shares that may yet be purchased under the Program
Cumulative inception-to-date to July 26, 2018	81,035,969	$2,730,975	$33.70	$293,426

(a)	Share transactions are on a trade date basis through July 26, 2018 and are inclusive of commissions. Average share price is rounded to two decimal places.
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

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	July 27, 2018	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	July 27, 2018	/s/ Jeffrey D. Sangster
Jeffrey D. Sangster
Executive Vice President and Chief Financial Officer